Form 10QSB
period 1995-03-31
NEW ULM TELECOM INC
filed 1995-05-15
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
                  ACT

          For the transition period from _______ to _______.

          Commission File Number 0-3024

                             New Ulm Telecom, Inc.
       (Exact name of small business issuer as specified in its charter)

         Minnesota                                        41-0440990
(State or other jurisdiction                            (IRS Employer
     of incorporation)                                Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
                    (Address of Principal executive offices)

                                  507-354-4111
                          (Issuer's telephone number)

Check whether the issue (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) Has been subject to such filing requirements for the past 90 days.

Yes     _X_                  No   ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 577,485 .


                             NEW ULM TELECOM, INC.

                                    CONTENTS


                                                                       Page

PART I.  FINANCIAL INFORMATION

         Unaudited Consolidated Balance Sheets                         3 - 4

         Unaudited Consolidated Statements of Income                   5 - 6

         Unaudited Consolidated Statements of Cash Flows               6

         Notes to Unaudited Consolidated Financial Statements          7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8


PART II. OTHER INFORMATION                                             9



                        NEW ULM TELECOM AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              March 31,            December 31,
                                                1995                  1994
CURRENT ASSETS:
   Cash & Temporary Cash Investments        $ 2,286,387           $ 1,433,772
   Receivables, Net of Allowance for
     Doubtful Accounts of $16,348 and $12,000   940,680               825,973
   Inventories                                  400,695               402,036
   Prepaid Expenses                              56,641                76,481
     Total Current Assets:                    3,684,403             2,738,262

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired    3,986,893             4,015,337
   Notes Receivable, Less Current Portion
     of $16,659 and $16,827                      20,304                17,831
   Cellular Investments                       1,946,928             1,943,534
   Other                                        148,516               142,800
     Total Investments and Other Assets       6,102,641             6,119,502

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                  21,582,042            22,087,844
   Other Property & Equipment                 1,275,812             1,260,110
   Cable Television Plant                       235,271               235,271
     Total                                   23,093,125            23,583,225
   Less Accumulated Depreciation             11,258,832            11,474,927
     Net Property, Plant & Equipment         11,834,293            12,108,298

TOTAL ASSETS                                $21,621,337           $20,966,062


The accompanying notes are an integral part of the Financial Statements.




                        NEW ULM TELECOM AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                 March 31,    December 31,
                                                1995             1994
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt        $   366,666      $   366,666
   Accounts Payable                             202,504          195,820
   Accrued Income Taxes                         340,777          (10,133)
   Other Accrued Taxes                           61,137           54,597
   Other Accrued Liabilities                    195,457          204,740
      Total Current Liabilities               1,166,541          811,690

LONG-TERM DEBT, LESS CURRENT PORTION          4,675,000        4,766,667

DEFERRED CREDITS:
   Income Taxes                               1,384,819        1,384,819
   Investment Tax Credits                       122,115          133,352
      Total Deferred Credits                  1,506,934        1,518,171

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 640,000 Shares
      Authorized, 577,485 Shares Issued and
      Outstanding                             2,887,425        2,887,425
   Retained Earnings                         11,385,437       10,982,109
      Total Stockholders' Equity             14,272,862       13,869,534


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $21,621,337      $20,966,062



The accompanying notes are an integral part of the Financial Statements.




                        NEW ULM TELECOM AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                1995             1994
OPERATING REVENUES:
   Local Network                            $   454,526      $   416,088
   Network Access                             1,342,949        1,161,892
   Billing and Collection                       135,505          158,552
   Miscellaneous                                 89,275          100,394
   Nonregulated                                 281,276          312,545
      Total Operating Revenue                 2,303,531        2,149,471

OPERATING EXPENSES:
   Plant Operations                             283,545          240,956
   Depreciation                                 393,433          378,061
   Amortization                                  28,444           31,700
   Customer                                     130,839          134,307
   General and Administrative                   270,895          258,465
   Other Operating Expenses                     190,901          209,039
      Total Operating Expenses                1,298,057        1,252,528

OPERATING INCOME                              1,005,474          896,943

OTHER EXPENSES (INCOME):
   Interest Expense                              82,597          115,827
   Interest Income                              (34,364)         (15,880)
   Cellular Partnership (Income) Losses        (128,304)         (27,022)
      Total Other Expenses, Net                 (80,071)          72,925

INCOME BEFORE INCOME TAXES                    1,085,545          824,018

INCOME TAXES                                    439,673          329,934

NET INCOME                                  $   645,872      $   494,084

NET INCOME PER SHARE - NOTE 2               $      1.12      $      0.86


The accompanying notes are an integral part of the financial statements.




                        NEW ULM TELECOM AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                                 1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                               $    645,872     $    494,084
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization        421,877          409,761
            Cellular Partnerships
             (Income) Losses                    (128,304)         (27,022)
           (Increase) Decrease in:
             Receivables                        (114,875)        (151,247)
             Inventories                           1,341         (223,935)
             Prepaid Expenses                     19,840            8,734
           Increase (Decrease) in:
             Accounts Payable                      6,684          127,345
             Accrued Income Taxes                350,910          311,096
             Other Accrued Taxes                   6,540            8,516
             Other Accrued Liabilities            (9,283)          20,265
             Deferred Investment Tax Credits     (11,237)         (13,579)
               Net Cash Provided by
                Operating Activities           1,189,365          964,018

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant &
     Equipment, Net                             (119,428)         (61,011)
   Change in Notes Receivable                     (2,305)            (601)
   Cellular Investments                          124,910              -
   Other, Net                                     (5,716)          (1,131)
               Net Cash Used in
                 Investing Activities             (2,539)         (62,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt          (91,667)        (257,501)
   Dividends Paid                               (242,544)        (230,994)
               Net Cash Used in
                 Financing Activities           (334,211)        (488,495)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                              852,615          412,780

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                      1,433,772        1,517,469

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                         $  2,286,387     $  1,930,249


The accompanying notes are an integral part of the financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months and three months ended March 31, 1995 and 1994.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ending March 31, 1995 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1995 and 1994 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:               1995            1994
                  Interest                           $ 83,090         $73,488
                  Income Taxes                        100,000          32,417


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
                     THE THREE MONTHS ENDED MARCH 31, 1994

The increase in total operating revenues was $154,060 or 7.2%. The increase in operating revenues was the result of increased local network due to a larger customer base. Network access revenues increased due to higher volumes of usage and increased interstate settlements.

Total operating expenses increased by $45,529 or 3.6%. operating income increased by $108,531 or 12.1%. Interest expense decreased by $33,230 due to a decrease in long-term debt outstanding. Interest income increased by $18,484 as a result of higher interest rates in 1995 as compared to 1994 and an increase in funds available for investment. Cellular partnership income increased by $101,282 or 374.81% as the cellular partnerships continue to show strong performances.

Net income increased by $151,788 or 30.7%.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $852,615 for the quarter resulting in a balance of $2,286,387 as of March 31, 1995.

The Company is budgeting approximately $1,800,000 for 1995 plant additions. The Company intends to use internal funds for all of the 1995 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.

The Minnesota Department of Public Service has been reviewing rate of return levels for all independent telephone companies operating in Minnesota. The Company's wholly owned subsidiary, Western telephone Company, reduced rates in 1992 as a result of return investigation. Management cannot predict if any future review process will have a significant impact on operating results.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (For SEC use only)


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW ULM TELECOM, INC.
                                            (Registrant)



Dated:                               By       /s/ JAMES P. JENSEN
                                                      JAMES P. JENSEN, PRESIDENT


Dated:                               By      /s/  BILL OTIS
                                             BILL OTIS, EXECUTIVE VICE PRESIDENT