Form 10QSB
period 1995-06-30
NEW ULM TELECOM INC
filed 1995-08-04
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 1995

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

Yes _X_    No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 577,485.


                             NEW ULM TELECOM, INC.

                                    CONTENTS


                                                                         Page

PART I. FINANCIAL INFORMATION

        Unaudited Consolidated Balance Sheets                            3 - 4

        Unaudited Consolidated Statements of Income                      5 - 6

        Unaudited Consolidated Statements of Cash Flows                    7

        Notes to Unaudited Consolidated Financial Statements               8

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9


         PART II. OTHER INFORMATION                                       10




                        NEW ULM TELECOM AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  June 30,    December 31,
                                                    1995          1994
CURRENT ASSETS:
   Cash & Temporary Cash Investments            $ 2,184,905   $ 1,433,772
   Receivables, Net of Allowance for
     Doubtful Accounts of $24,906 and $12,000       779,803       825,973
   Inventories                                      456,685       402,036
   Prepaid Expenses                                  48,137        76,481
     Total Current Assets:                        3,469,530     2,738,262

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired        3,958,449     4,015,337
   Notes Receivable, Less Current Portion
     of $14,251 and $16,827                          18,019        17,831
   Cellular Investments                           1,999,411     1,943,534
   Other                                            179,392       142,800
     Total Investments and Other Assets           6,155,271     6,119,502

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                      22,024,235    22,087,844
   Other Property & Equipment                     1,277,115     1,260,110
   Cable Television Plant                           235,271       235,271
     Total                                       23,536,621    23,583,225
   Less Accumulated Depreciation                 11,644,929    11,474,927
     Net Property, Plant & Equipment             11,891,692    12,108,298

TOTAL ASSETS                                    $21,516,493   $20,966,062



The accompanying notes are an integral part of the Financial Statements.


                        NEW ULM TELECOM AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                   June 30,      December 31,
                                                     1995            1994
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt             $    366,666    $    366,666
   Accounts Payable                                   415,457         195,820
   Accrued Income Taxes                              (113,489)        (10,133)
   Other Accrued Taxes                                 56,828          54,597
   Other Accrued Liabilities                          183,139         204,740
      Total Current Liabilities                       908,601         811,690

LONG-TERM DEBT, Less Current Portion                4,583,334       4,766,667

DEFERRED CREDITS:
   Income Taxes                                     1,384,819       1,384,819
   Investment Tax Credits                             110,879         133,352
      Total Deferred Credits                        1,495,698       1,518,171

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 640,000 Shares
      Authorized, 577,485 Shares Issued and
      Outstanding                                   2,887,425       2,887,425
   Retained Earnings                               11,641,435      10,982,109
      Total Stockholders' Equity                   14,528,860      13,869,534


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $ 21,516,493    $ 20,966,062



The accompanying notes are an integral part of the Financial Statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                1995             1994
OPERATING REVENUES:
   Local Network                            $   465,703      $   416,141
   Network Access                             1,167,139        1,105,098
   Billing and Collection                       149,046          168,738
   Miscellaneous                                 87,097          101,808
   Nonregulated                                 302,547          260,944
      Total Operating Revenue                 2,171,532        2,052,729

OPERATING EXPENSES:
   Plant Operations                             286,266          269,863
   Depreciation                                 393,433          378,061
   Amortization                                  28,444           31,702
   Customer                                     139,572          138,925
   General and Administrative                   287,452          261,817
   Other Operating Expenses                     220,480          165,586
      Total Operating Expenses                1,355,647        1,245,954

OPERATING INCOME                                815,885          806,775

OTHER EXPENSES (INCOME):
   Interest Expense                              81,481          120,381
   Interest Income                              (34,390)         (12,446)
   Cellular Partnership (Income) Losses         (67,245)         (34,800)
      Total Other Expenses, Net                 (20,154)          73,135

INCOME BEFORE INCOME TAXES                      836,039          733,640

INCOME TAXES                                    337,498          296,500

NET INCOME                                  $   498,541      $   437,140

NET INCOME PER SHARE - NOTE 2               $      0.86      $      0.76


The accompanying notes are an integral part of the financial statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                1995             1994
OPERATING REVENUES:
   Local Network                            $   920,229      $   832,229
   Network Access                             2,510,088        2,266,990
   Billing and Collection                       284,551          327,290
   Miscellaneous                                176,372          202,202
   Nonregulated                                 583,823          573,489
      Total Operating Revenue                 4,475,063        4,202,200

OPERATING EXPENSES:
   Plant Operations                             569,811          510,819
   Depreciation                                 786,866          756,122
   Amortization                                  56,888           63,402
   Customer                                     270,411          273,232
   General and Administrative                   558,347          520,282
   Other Operating Expenses                     411,381          374,625
      Total Operating Expenses                2,653,704        2,498,482

OPERATING INCOME                              1,821,359        1,703,718

OTHER EXPENSES (INCOME):
   Interest Expense                             164,078          236,208
   Interest Income                              (68,754)         (28,326)
   Cellular Partnership (Income) Losses        (195,549)         (61,822)
      Total Other Expenses, Net                (100,225)         146,060

INCOME BEFORE INCOME TAXES                    1,921,584        1,557,658

INCOME TAXES                                    777,171          626,434

NET INCOME                                  $ 1,144,413      $   931,224

NET INCOME PER SHARE - NOTE 2               $      1.98      $      1.61


The accompanying notes are an integral part of the financial statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                              1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $ 1,144,413    $   494,084
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      843,754        409,761
            Cellular Partnerships  (Income) Losses            (195,549)       (27,022)
           (Increase) Decrease in:
             Receivables                                        43,594       (151,247)
             Inventories                                       (54,649)      (223,935)
             Prepaid Expenses                                   28,344          8,734
           Increase (Decrease) in:
             Accounts Payable                                  219,637        127,345
             Accrued Income Taxes                             (103,356)       311,096
             Other Accrued Taxes                                 2,231          8,516
             Other Accrued Liabilities                         (21,601)        20,265
             Deferred Investment Tax Credits                   (22,473)       (13,579)
               Net Cash Provided by Operating Activities     1,884,345        964,018

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (570,260)       (61,011)
   Change in Notes Receivable                                    2,388           (601)
   Cellular Investments                                        139,672           --
   Other, Net                                                  (36,592)        (1,131)
               Net Cash Used in Investing Activities          (464,792)       (62,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                       (183,333)      (257,501)
   Dividends Paid                                             (485,087)      (230,994)
               Net Cash Used in Financing Activities          (668,420)      (488,495)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                            751,133        412,780

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                    1,433,772      1,517,469

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                        $ 2,184,905    $ 1,930,249


The accompanying notes are an integral part of the financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months and six months ended June 30, 1995 and 1994.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ending June 30, 1995 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1995 and 1994 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:     1995       1994

                Interest              $165,063   $230,414
                Income Taxes           903,000    384,417



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30,1994

The increase in total operating revenues was $272,863 or 6.5%. The increase in operating revenues was the result of increased local network revenues and network access revenues. Local access revenues increased due to a larger customer base. Network access revenues increased due to higher volumes of usage and increased interstate settlements.

Total operating expenses increased by $155,222 or 6.2%. Operating income increased by $117,641 or 6.9%. Interest expense decreased by $72,130 due to a decrease in long-term debt outstanding. Interest income increased by $40,428 as a result of higher interest rates in 1995 as compared to 1994 and an increase in funds available for investment. Cellular partnership income increased by $133,727 or 216.3% as the cellular partnerships continue to show strong performances.

Net income increased by $213,189 or 22.9%.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $751,133 for the quarter resulting in a balance of $2,184,905 as of June 30, 1995.

The Company is budgeting approximately $1,800,000 for 1995 plant additions. The Company intends to use internal funds for all the 1995 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.

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

There were no reports on Form 8-K for the Quarter ended June 30, 1995.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEW ULM TELECOM, INC.
                                          (Registrant)



Dated:                                    By ______________________________
                                             JAMES P. JENSEN, PRESIDENT


Dated:                                    By ______________________________
                                             BILL OTIS, EXECUTIVE VICE PRESIDENT