Form 10QSB
period 1995-09-30
NEW ULM TELECOM INC
filed 1995-10-26
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from _______ to _______.

                         Commission File Number 0-3024

                             New Ulm Telecom, Inc.
       (Exact name of small business issuer as specified in its charter)

            Minnesota                                      41-0440990
         (State or other                                 (IRS Employer
  jurisdiction of incorporation)                       Identification Number)

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

Yes     __X__                  No    _____


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



                        NEW ULM TELECOM AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                              SEPTEMBER 30,            DECEMBER 31,
                                                   1995                    1994
CURRENT ASSETS:
   Cash & Temporary Cash Investments       $     1,856,230          $    1,433,772
   Receivables, Net of Allowance for
     Doubtful Accounts of $31,551 and $12,000      928,712                 825,973
   Inventories                                     466,899                 402,036
   Prepaid Expenses                                 29,788                  76,481
     Total Current Assets:                       3,281,629               2,738,262

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired       3,930,004               4,015,337
   Notes Receivable, Less Current Portion
     of $13,279 and $16,827                         18,130                  17,831
   Cellular Investments                          2,028,269               1,943,534
   Other                                           180,683                 142,800
     Total Investments and Other Assets          6,157,086               6,119,502

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                     22,725,843              22,087,844
   Other Property & Equipment                    1,280,107               1,260,110
   Cable Television Plant                          235,271                 235,271
     Total                                      24,241,221              23,583,225
   Less Accumulated Depreciation                12,016,399              11,474,927
     Net Property, Plant & Equipment            12,224,822              12,108,298

TOTAL ASSETS                               $    21,663,537          $   20,966,062



The accompanying notes are an integral part of the Financial Statements.




                        NEW ULM TELECOM AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1995                1994
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt        $       366,666      $      366,666
   Accounts Payable                                 168,684             195,820
   Accrued Income Taxes                              55,249             (10,133)
   Other Accrued Taxes                               39,917              54,597
   Other Accrued Liabilities                        220,264             204,740
      Total Current Liabilities                     850,780             811,690

LONG-TERM DEBT, LESS CURRENT PORTION              4,491,666           4,766,667

DEFERRED CREDITS:
   Income Taxes                                   1,384,819           1,384,819
   Investment Tax Credits                            99,641             133,352
      Total Deferred Credits                      1,484,460           1,518,171

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 640,000 Shares
      Authorized, 577,485 Shares Issued and
      Outstanding                                 2,887,425           2,887,425
   Retained Earnings                             11,949,206          10,982,109
      Total Stockholders' Equity                 14,836,631          13,869,534


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $    21,663,537      $   20,966,062



The accompanying notes are an integral part of the Financial Statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                 1995              1994
OPERATING REVENUES:
   Local Network                            $    471,486      $    422,483
   Network Access                              1,071,915         1,236,090
   Billing and Collection                        158,163           160,977
   Miscellaneous                                 103,131            98,423
   Nonregulated                                  393,947           257,558
      Total Operating Revenue                  2,198,642         2,175,531

OPERATING EXPENSES:
   Plant Operations                              273,434           222,585
   Depreciation                                  393,433           378,061
   Amortization                                   28,444            31,701
   Customer                                      127,351           128,840
   General and Administrative                    276,805           217,497
   Other Operating Expenses                      216,501           167,415
      Total Operating Expenses                 1,315,968         1,146,099

OPERATING INCOME                                 882,674         1,029,432

OTHER EXPENSES (INCOME):
   Interest Expense                               79,498            89,179
   Interest Income                               (35,966)          (14,511)
   Cellular Partnership (Income) Losses         (115,998)         (141,922)
      Total Other Expenses, Net                  (72,466)          (67,254)

INCOME BEFORE INCOME TAXES                       955,140         1,096,686

INCOME TAXES                                     387,501           470,186

NET INCOME                                  $    567,639      $    626,500

NET INCOME PER SHARE - NOTE 2               $       0.98      $       1.08


The accompanying notes are an integral part of the financial statements.




                        NEW ULM TELECOM AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                 1995              1994
OPERATING REVENUES:
   Local Network                            $  1,391,715      $  1,254,712
   Network Access                              3,582,003         3,503,080
   Billing and Collection                        442,714           488,267
   Miscellaneous                                 279,503           300,625
   Nonregulated                                  977,770           831,050
      Total Operating Revenue                  6,673,705         6,377,734

OPERATING EXPENSES:
   Plant Operations                              843,245           733,404
   Depreciation                                1,180,299         1,134,183
   Amortization                                   85,332            95,103
   Customer                                      397,762           402,072
   General and Administrative                    835,152           737,779
   Other Operating Expenses                      627,882           542,043
      Total Operating Expenses                 3,969,672         3,644,584

OPERATING INCOME                               2,704,033         2,733,150

OTHER EXPENSES (INCOME):
   Interest Expense                              243,576           325,387
   Interest Income                              (104,720)          (42,837)
   Cellular Partnership (Income) Losses         (311,547)         (203,744)
      Total Other Expenses, Net                 (172,691)           78,806

INCOME BEFORE INCOME TAXES                     2,876,724         2,654,344

INCOME TAXES                                   1,164,672         1,096,620

NET INCOME                                  $  1,712,052      $  1,557,724

NET INCOME PER SHARE - NOTE 2               $       2.96      $       2.70


The accompanying notes are an integral part of the financial statements.

                        NEW ULM TELECOM AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                  1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                               $   1,712,052     $   1,557,724
      Adjustments to Reconcile Net
       Income to Net Net Cash Provided by
       Operating Activities:
            Depreciation and Amortization       1,265,631         1,229,286
            Cellular Partnerships
             (Income) Losses                     (311,547)         (203,744)
           (Increase) Decrease in:
             Receivables                         (106,286)          224,161
             Inventories                          (64,863)         (133,023)
             Prepaid Expenses                      46,693            35,569
           Increase (Decrease) in:
             Accounts Payable                     (27,136)         (339,985)
             Accrued Income Taxes                  65,382           293,169
             Other Accrued Taxes                  (14,680)          (12,762)
             Other Accrued Liabilities             15,524            19,667
             Deferred Investment Tax Credits      (33,711)          (40,736)
               Net Cash Provided by
                 Operating Activities           2,547,059         2,629,326

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant &
     Equipment, Net                            (1,296,823)         (744,981)
   Change in Notes Receivable                       3,249             9,177
   Cellular Investments                           226,812            21,565
   Other, Net                                     (37,883)          (41,064)
               Net Cash Used in
                 Investing Activities          (1,104,645)         (755,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt          (275,001)       (1,040,833)
   Dividends Paid                                (744,955)         (692,982)
               Net Cash Used in
                 Financing Activities          (1,019,956)       (1,733,815)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                               422,458           140,208

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                       1,433,772         1,517,469

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                         $   1,856,230     $   1,657,677


The accompanying notes are an integral part of the financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months and nine months ended September 30, 1995 and 1994.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the period ending September 30, 1995 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1995 and 1994 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:   1995             1994
                  Interest               $  245,054         $320,534
                  Income Taxes            1,133,000         549,417



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30,1994

The increase in total operating revenues was $295,971 or 4.6%. The increase in operating revenues was the result of increased local network revenues and network access revenues. Local access revenues increased due to a larger customer base. Network access revenues increased due to higher volumes of usage and increased interstate settlements.

Total operating expenses increased by $325,088 or 8.9%. the increase in operating expenses was due mainly to an increase in expenses for training Centrex and Equal Access and costs associated with long-term planning. Operating income decreased by $29,117 or 1.1%. Interest income increased by $61,883 as a result of higher interest rates in 1995 as compared to 1994 and an increase in funds available for investment. Cellular partnership income increased by $107,803 or 52.9% as the cellular partnerships continue to show strong performances.

Net income increased by $154,328 or 9.9%.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $422,458 for the quarter resulting in a balance of $1,856,230 as of September 30, 1995.

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

There were no reports on Form 8-K for the Quarter ended September 30, 1995.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW ULM TELECOM, INC.
                                            (Registrant)



Dated:                            By  _______________________________________
                                            JAMES P. JENSEN, PRESIDENT


Dated:                            By  _______________________________________
                                        BILL OTIS, EXECUTIVE VICE PRESIDENT



                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended June 30, 1994.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NEW ULM TELECOM, INC.
                                                     (Registrant)



Dated: August 8, 1994                       By:     /s/  James P. Jensen
                                                  JAMES P. JENSEN, PRESIDENT


Dated:  August 8, 1994                      By:    /s/ Lavern Biebl
                                                   LAVERN BIEBL, TREASURER