Form 10-K405
period 1995-12-31
NEW ULM TELECOM INC
filed 1996-03-27
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995       Commission File Number: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Minnesota                                        41-0440990
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)

400 Second Street North
New Ulm, Minnesota  56073
(Address of principal executive
 offices and zip code)

Registrant's telephone number
including area code                                        507-354-4111

Securities registered pursuant to Section 12 (b) of the Act: None

Securities Registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $5.00 par value
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  _X_    No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                                 Not Available

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                 577,485 Shares Outstanding at December 31, 1995

                       Documents Incorporated By Reference

Documents:                                                 Form 10-K Reference:
Proxy Statement, Filed                                     Part III, Items 10-13
Within 120 Days


                                     PART I

Item 1.        Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company's principal line of business is the operation of local exchange telephone companies.

New Ulm Telecom, Inc. is the parent company for seven wholly-owned subsidiaries, which are:

               Western Telephone Company
               Peoples Telephone Company
               New Ulm Phonery, Inc.
               New Ulm Cellular #7, Inc.
               New Ulm Cellular #8, Inc.
               New Ulm Cellular #9, Inc.
               New Ulm Cellular #10, Inc.

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 1995, the Company served 13,836 access lines.

New Ulm Phonery, Inc. is a non-regulated telecommunications business which sells and services telephone apparatus on a retail level.

New Ulm Cellular #7, 8, 9 and 10, Inc. own cellular partnership interests in four RSAs (rural service areas) that provide cellular phone service in southern Minnesota.

The Registrant's operations consist of only one segment, which is to provide local exchange telephone service and related access to the long distance network. The Company does not have any collective bargaining agreements with its employees.

New Ulm Telecom, Inc. provides telephone service to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company also operates a small cable television system in the city of Aurelia, Iowa, serving approximately 380 customers.

New Ulm Telecom, Inc., Western Telephone Company, and Peoples Telephone Company derive their principal revenues from local service charges to their subscribers and access charges to interexchange carriers for providing access to the long distance network. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to subscribers.

The three telephone companies are public utilities operating exclusively within their serving areas pursuant to Indeterminate Permits and Certificates of Territorial Authority issued by the Minnesota Public Utilities Commission and the Iowa Utilities Board. The Minnesota Public Utilities Commission and the Iowa Utilities Board regulate most services provided by the three telephone companies.

The activities of New Ulm Phonery, Inc. are centered around the sale, lease and service of telephone equipment primarily in the areas within the telephone company's operations. New Ulm Phonery, Inc. also provides electronic voice mail.

The four cellular companies derive their revenue from their respective percentage ownership of the four cellular partnerships. Peoples Telephone Company also has an equity interest in two rural service areas in Iowa. The cellular partnerships provide their cellular phone service on the wireline side. Each rural service area that the partnerships operate in also has a non-wireline provider that is the competition for that area. In addition, new wireless technology called Personal Communications Service (PCS), currently being auctioned by the Federal Communications Commission (FCC), will provide new competitors in the future.

The Registrant and its subsidiaries are not planning to provide any new products or services which would require the investment of a material amount of the assets of the Registrant or its subsidiaries.

The materials and supplies which are necessary to the operation of the businesses of the Registrant and its subsidiaries are available from a variety of sources. No supply problems are anticipated during the coming year.

Patents, trademarks, licenses and concessions are not significant in the businesses of the Registrant or its subsidiaries.

The Registrant's businesses are not highly seasonal. The Registrant and its subsidiaries are engaged in service businesses. Working capital practices primarily involve the allocation of funds for the construction and maintenance of telephone plant, the payroll cost of skilled labor and the inventory to service its telephone equipment customers.

The Registrant and its subsidiaries are not dependent upon any single customer or small group of customers. There is no customer that accounts for ten percent or more of the Registrant's consolidated revenues.

The Registrant and its subsidiaries are in a service business which provides an ongoing benefit to their customers for a fee. These services are repetitive and recurring. Backlog orders are not a significant factor in providing these services.

There is no material portion of the businesses of the Registrant or its subsidiaries which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

The three telephone companies currently do not have competition in the providing of basic local telephone service. Competition does exist in some services provided for interexchange carriers such as customer billing services. The competition comes from the interexchange carriers themselves. The provision of these services is by contract and is primarily controlled by the interexchange carriers. The Company has experienced competition in the providing of access service whereby the local network is by-passed through private line switched voice and data services, microwave, or cellular service. Other services such as directory advertising and local private line transport are open to competition. Competition is based primarily on cost, service and experience.

There are a number of companies engaged in the sale of telephone equipment at the retail level competing with New Ulm Phonery, Inc. Competition is based primarily on price, service, and experience. No company is dominant in this field.

The Registrant and its subsidiaries do not engage in material research and development activities.

The Registrant and its subsidiaries anticipate no material effects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

As of December 31, 1995, the total full time employees of the Registrant and its subsidiaries was 42. New Ulm Telecom, Inc. employed 35 full time employees, Western Telephone Company had four full time employees and Peoples Telephone Company had three full time employees. New Ulm Phonery, Inc's. labor is provided by the employees of New Ulm Telecom, Inc. The four cellular subsidiaries have no employees.

The Registrant and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations.

Item 2.        Properties

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. New Ulm Telecom, Inc's. host central office equipment was purchased in 1991 and consists of a Northern Telecom DMS- 100/200 digital switch. New Ulm Telecom, Inc. also has remote switching sites in two locations in New Ulm and in the city of Courtland. The equipment at the three remote switching sites is housed within specially designed central office equipment buildings.

Western Telephone Company's host central office equipment was purchased in 1990 and consists of a Stromberg Carlson DCO digital switch. Western Telephone Company also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples Telephone Company's central office equipment was purchased in 1989 and consists of a Stromberg Carlson DCO digital switch.

The Company owns various buildings and related land as follows:

         (1) New Ulm Telecom, Inc. owns a building which is located at 400 Second Street North, New Ulm, Minnesota. It was originally constructed in 1918 with various additions and remodeling through the years. This building contains the main business offices and central office equipment. The building also has warehouse and garage space. This building contains approximately 23,700 square feet of floor space.

         (2) New Ulm Telecom, Inc. constructed a warehouse in 1992 that is located at 225 20th South Street, New Ulm, Minnesota. The warehouse has 10,800 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows, and inventory used in outside plant construction.

         (3) New Ulm Telecom, Inc. has three remote central office buildings that are located on the north side of New Ulm, the south side of New Ulm, and in Courtland. These buildings contain central office equipment that remote off of New Ulm's main central office equipment.

         (4) New Ulm Telecom, Inc. owns buildings in Klossner and Searles, Minnesota. These buildings were built in 1954 and were formally used to house central office equipment. These buildings are now used for storage.

         (5) New Ulm Telecom, Inc. owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced in storage area.

         (6) Western Telephone Company owns a building at 22 South Marshall, Springfield, Minnesota. This building contains the business office and central office equipment. This building contains approximately 2,100 square feet of floor space.

         (7) Western Telephone Company has a building in Sanborn, Minnesota, which contains central office equipment that remotes off of Western's main central office equipment.

         (8) Western owns a warehouse located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction. This building contains approximately 3,750 square feet of space.

         (9) Peoples Telephone Company owns a building in Aurelia, Iowa that houses the business office, central office equipment and cable television headend equipment.

         (10) Peoples Telephone Company owns a building that is adjacent to its main office building. This building will be used to expand the present main office building.

         (11) A warehouse building that contains approximately 1,875 sq. ft. is owned by Peoples Telephone Company.

         (12) Peoples Telephone Company also owns a vacant lot that is 25' x 100' in downtown Aurelia, Iowa.

In addition, New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company own the lines, cables and associated outside physical plant utilized in providing telephone service in their service areas. Peoples Telephone Company owns the cables and equipment to provide cable television services.

New Ulm Phonery, Inc. owns the telephone sets and other similarly used instruments and equipment which are leased to subscribers.

The Registrant believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 5 to the financial statements describes mortgages and collateral relating to the above properties, while Note 1 describes the composite depreciation rate.

Item 3.        Legal Proceedings

There is no material litigation pending or threatened involving the Registrant at this time in any court.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 1995, there were approximately 864 holders of record of the Company's common stock.

Dividends

Dividends were $1.75 per share in 1995, $1.62 per share in 1994, and $1.47 in 1993. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 5 to the financial statements for restrictions on the payment of dividends.

Item 6.        Selected Financial Data

Selected Income Statement Data:

                                                                 Year Ended December 31
                                         1995             1994             1993             1992             1991
                                   --------------   --------------   --------------   --------------   --------------
Operating Revenues                 $    8,975,187   $    8,494,517   $    7,603,014   $    6,944,058   $    7,191,503

Operating Expenses                      5,477,162        4,915,602        4,401,869        4,096,954        4,542,332

Operating Income                        3,498,025        3,578,915        3,201,145        2,847,104        2,649,171

Other Income (Expenses)                   247,873          (39,317)         (28,500)         (26,459)        (113,183)

Income Taxes                            1,491,105        1,412,631        1,057,879        1,104,452          983,310

Net Income                              2,254,793        2,126,967        2,114,766        1,716,193        1,552,678

Net Income Per Share                         3.90             3.68             3.66             2.98             2.73

Dividends Per Share                          1.75             1.62             1.47             1.25             1.00

Selected Balance Sheet Data:

                                                                    As of December 31
                                        1995             1994             1993             1992             1991
                                   --------------   --------------   --------------   --------------   --------------
Current Assets                     $    3,478,049   $    2,748,395   $    2,931,579   $    2,288,737   $    2,322,315

Current Liabilities                       949,532          821,823        1,574,795        1,428,004        1,514,010

Working Capital                         2,528,517        1,926,572        1,356,784          860,733          808,305

Total Assets                           22,021,455       20,976,195       21,309,082       15,236,043       14,292,288

Long-Term Debt                          4,766,666        5,133,333        6,505,833        1,347,500        1,821,667

Stockholders' Equity                   15,113,728       13,869,534       12,678,093       11,412,230       10,255,323

Book Value Per Share                        26.17            24.02            21.95            19.76            18.04



Selected income statement and balance sheet data include Peoples Telephone Company subsequent to its acquisition on November 8, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 13,800 access lines through its three local exchange telephone companies. In addition, the Company is an investor in four cellular RSAs in southern Minnesota and two RSAs in northwestern Iowa.

Results of Operations

                              1995 COMPARED TO 1994

In 1995, the Company continued its history of record highs for revenues and net income. Total operating revenues increased by $480,670 or 5.7%. Net income increased by $127,826 or 6.0%.

The increase in total operating revenues was primarily in the areas of local service and nonregulated. Local network revenues increased $205,573 or 12.2% due to a larger customer base with a number of larger customers switching from business systems to Centrex. In addition, the Company generated additional local service revenue as a result of price structure changes. Access line growth was 10.1% in 1995. The Company also added CLASS services, which provide advanced caller identification products, during 1995. Nonregulated revenues increased $287,784 or 25.7% due to a larger volume of equipment sales and service billings in the Phonery.

Operating expense increased by $561,560 or 11.4%. The increases were primarily in the areas of plant operations, general and administrative and other operating expenses. A change in an accrual policy accounted for approximately $65,000 of the increase, and conversion to equal access resulted in additional expenses of $43,000. The increase in other operating expenses reflects the increase in cost of equipment sold in the Phonery that is associated with the increase in sales.

Interest expense decreased $89,233 due to the refinancing of the Company's debt in 1994. This allowed the Company to receive a much more favorable rate of 6.45%. Interest income more than doubled, reflecting the larger amounts of cash and higher interest rates. The RSA #7, 8, 9 and 10 Minnesota cellular partnerships continue their strong showing with an increase in partnership income of $121,536 or 39.1% for a total of $432,088 in 1995.

Income tax expense increased $78,474, with the effective rate of 39.8% in 1995 comparable to the 1994 rate of 39.9%.

                              1994 COMPARED TO 1993

The Company had all-time highs for revenues and net income in 1994. Total operating revenues increased by $891,503 or 11.7%. The increase in operating revenues was the result of increased local network revenues and network access revenues. Local access revenues increased due to a larger customer base. Network access revenues increased due to higher volumes of usage and increased interstate settlements. Operating revenues also increased $488,529 due to the addition of twelve months of revenue of Peoples Telephone Company in 1994 compared to two months in 1993.

Operating expenses increased by $513,733 or 11.7%. Depreciation expenses increased due to 1994 plant additions of $1,054,758. New Ulm Telecom, Inc. continued to install fiber optic cable in the city of New Ulm which will allow its customers access to the latest in telecommunications technology. Operating expenses also included twelve months of Peoples Telephone Company, which accounted for $291,574 of the total increase.

Operating income increased by $377,770 or 11.8%. Interest expense increased due to higher debt connected with the purchase of Peoples Telephone Company. Cellular partnership income increased by $209,677 or 207.9% as the cellular partnerships continue to show strong performances.

Income tax expense increased $354,752, with an effective tax rate of 39.9% in 1994 compared to 33.3%. The effective rate in 1993 was lower than normal due to the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No.
109).

Net income increased to a record high of $2,126,967. This is an increase of $12,201 over 1993. Net income for 1993 included a one time income tax benefit related to the adoption of SFAS No. 109. This benefit increased 1993 net income by $176,112. Without this adjustment the 1994 net income would have been $188,313 above 1993, or 9.7%.

                                   Competition

Currently, the Company is the only provider of local telephone service in the area it serves. However, recent Federal and State legislation has been passed which will allow competitors to enter this market under certain conditions. In addition, under this legislation, the Company may compete for telephone customers in areas served by other telephone companies. Restrictions on telephone company entry into providing cable television service were also lifted, subject to certain conditions. Rules and regulations to implement the new legislation will be established by the Federal Communications Commission and state regulators. At this time, it is not possible to determine the impact of this legislation on the Company. However, management will continue to respond to the changes in a proactive manner and is prepared to meet competition by continuing to provide high quality state of the art service to customers.

                               Regulatory Matters

A bill passed in 1995 by the Minnesota legislature allows telephone companies serving less than 50,000 access lines to file an election to provide service under an alternate form of regulation. Under this election, a company would not be subject to a rate of return review by the State regulators, but in return, a company must agree not to increase rates, other than in extraordinary circumstances, for a two year period. New Ulm Telecom, Inc. and its subsidiary, Western Telephone Company, have both made the alternate rate regulation election as of January 1, 1996. Under Iowa law, Peoples Telephone Company is not subject to rate of return review.

The Company follows the accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, regulators may require certain treatment of revenues or expenses that are recoverable through rates in future periods. Changes in regulation and increased competition could impact the applicability of SFAS No. 71 in the future. At this time, the Company believes SFAS No. 71 is applicable.

In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). SFAS No. 121 is effective in 1996 and requires that losses be recognized if the net book value of property is less than discounted future cash flows. Due to changes in regulation and increased competition, it is not possible to determine the impact of this standard at this time.

                         Liquidity and Capital Resources

The Company had an increase in cash and cash equivalents of $395,443 in 1995. Cash provided by operations was $3,330,259, or a decrease of $89,030 mainly due to an increase in receivables. The receivable increase was due mainly to a one month delay in collections of access billings from interexchange carriers. Management does not anticipate a collection problem with any of the receivables.

Under investing activities, cash of $1,827,903 was used for plant additions. Cash distributions from the cellular partnerships were $286,455 in 1995, reflecting the strong performance of the cellular partnerships.

The cash used in financing activities for principal payments on long-term debt decreased by $1,005,833. In 1994, the Company refinanced its long-term debt resulting in larger principal payments. Cash dividends increased by $75,073 in 1995.

The Company does not believe inflation had a material effect on the Company in 1995 or 1994.

In 1996, the Company is budgeting approximately $1,800,000 for plant additions. The Company purchased the existing cable television system in Sanborn for $130,000 with the transfer effective on January 1, 1996. It has also signed purchase agreements for the cable television systems in Jeffers and Wabasso with a closing date of May 31, 1996. The Company will continue to look for investment opportunities in this and other areas. Management believes the Company will internally generate sufficient cash to meet its operating needs and sustain historical dividend levels.

The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate.

Item 8.        Financial Statements and Supplementary Data




                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and
    Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



St. Paul, Minnesota
February 15, 1996                                     OLSEN THIELEN & CO., LTD.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                              1995                  1994                   1993
                                         ---------------        --------------        ---------
OPERATING REVENUES:
     Local Network                       $     1,895,517        $    1,689,944        $   1,526,062
     Network Access                            4,686,272             4,659,077            3,798,288
     Billing and Collection                      625,341               627,883              689,798
     Miscellaneous                               361,627               398,967              404,835
     Nonregulated                              1,406,430             1,118,646            1,184,031
                                         ---------------        --------------        -------------
          Total Operating Revenues             8,975,187             8,494,517            7,603,014
                                         ---------------        --------------        -------------

OPERATING EXPENSES:
     Plant Operations                          1,140,259               934,586              977,690
     Depreciation                              1,565,571             1,532,732            1,306,456
     Amortization                                113,776               126,804               90,629
     Customer                                    558,607               541,331              548,429
     General and Administrative                1,131,150             1,016,231              862,479
     Other Operating Expenses                    967,799               763,918              616,186
                                         ---------------        --------------        -------------
          Total Operating Expenses             5,477,162             4,915,602            4,401,869
                                         ---------------        --------------        -------------

OPERATING INCOME                               3,498,025             3,578,915            3,201,145
                                         ---------------        --------------        -------------

OTHER INCOME (EXPENSES):
     Interest Expense                           (321,775)             (411,008)            (171,257)
     Interest Income                             137,560                61,139               41,882
     Cellular Partnerships Income                432,088               310,552              100,875
                                         ---------------        --------------        -------------
          Other Income (Expenses), Net           247,873               (39,317)             (28,500)
                                         ---------------        --------------        -------------

INCOME BEFORE INCOME TAXES                     3,745,898             3,539,598            3,172,645

INCOME TAXES - Note 6                          1,491,105             1,412,631            1,057,879
                                         ---------------        --------------        -------------

NET INCOME                               $     2,254,793        $    2,126,967        $   2,114,766
                                         ===============        ==============        =============

NET INCOME PER SHARE                     $          3.90        $         3.68        $        3.66
                                         ===============        ==============        =============

DIVIDENDS PER SHARE                      $          1.75        $         1.62        $        1.47
                                         ===============        ==============        =============



The accompanying notes are an integral part of the consolidated financial statements.



                    NEW ULM TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994


                                                        ASSETS

                                                              1995                    1994
                                                        ----------------        ----------
CURRENT ASSETS:
     Cash and Cash Equivalents                          $      1,829,215        $     1,433,772
     Receivables, Net of Allowance for Doubtful
          Accounts of $17,500 and $12,000                      1,186,783                836,106
     Materials, Supplies and Inventories                         370,462                402,036
     Prepaid Expenses                                             91,589                 76,481
                                                        ----------------        ---------------
          Total Current Assets                                 3,478,049              2,748,395
                                                        ----------------        ---------------


INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired                   3,901,561              4,015,337
     Notes Receivable                                             15,734                 17,831
     Cellular Investments                                      2,089,167              1,943,534
     Other                                                       166,314                142,800
                                                        ----------------        ---------------
          Total Investments and Other Assets                   6,172,776              6,119,502
                                                        ----------------        ---------------


PROPERTY, PLANT AND EQUIPMENT:
     Telecommunications Plant                                 23,072,600             22,045,964
     Other Property and Equipment                              1,276,946              1,260,110
     Cable Television Plant                                      411,418                277,151
                                                        ----------------        ---------------
          Total                                               24,760,964             23,583,225
     Less Accumulated Depreciation                            12,390,334             11,474,927
                                                        ----------------        ---------------
          Net Property, Plant and Equipment                   12,370,630             12,108,298
                                                        ----------------        ---------------


TOTAL ASSETS                                            $     22,021,455        $    20,976,195
                                                        ================        ===============

The accompanying notes are an integral part of the consolidated financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                           DECEMBER 31, 1995 AND 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1995                    1994
                                                        ----------------        ----------
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                  $        366,666        $       366,666
     Accounts Payable                                            260,351                195,820
     Other Accrued Taxes                                          57,372                 54,597
     Other Accrued Liabilities                                   265,143                204,740
                                                        ----------------        ---------------
          Total Current Liabilities                              949,532                821,823
                                                        ----------------        ---------------


LONG-TERM DEBT - Note 5                                        4,400,000              4,766,667
                                                        ----------------        ---------------


DEFERRED CREDITS: - Note 6
     Income Taxes                                              1,469,790              1,384,819
     Investment Tax Credits                                       88,405                133,352
                                                        ----------------        ---------------
          Total Deferred Credits and Liabilities               1,558,195              1,518,171
                                                        ----------------        ---------------


STOCKHOLDERS' EQUITY:
     Common Stock - $5 Par Value, 6,400,000
          Shares Authorized, 577,485 Shares Issued
          and Outstanding                                      2,887,425              2,887,425
     Retained Earnings - Note 5                               12,226,303             10,982,109
                                                        ----------------        ---------------
          Total Stockholders' Equity                          15,113,728             13,869,534
                                                        ----------------        ---------------



TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                               $     22,021,455        $    20,976,195
                                                        ================        ===============


The accompanying notes are an integral part of the consolidated financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                  Common Stock
                                                  ------------                     Retained
                                          Shares                 Amount            Earnings
                                     ---------------        ----------------   ----------------
BALANCE on December 31, 1992                 577,485         $     2,887,425   $      8,524,805

     Net Income                                                                       2,114,766
     Dividends                                                                         (848,903)

BALANCE on December 31, 1993                 577,485               2,887,425          9,790,668

     Net Income                                                                       2,126,967
     Dividends                                                                         (935,526)

BALANCE on December 31, 1994                 577,485               2,887,425         10,982,109

     Net Income                                                                       2,254,793
     Dividends                                                                       (1,010,599)

BALANCE on December 31, 1995                 577,485         $     2,887,425   $     12,226,303
                                     ===============         ===============   ================


The accompanying notes are an integral part of the consolidated financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                             1995                1994                1993
                                                       ----------------     --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $      2,254,793     $    2,126,967     $     2,114,766
     Adjustments to Reconcile Net Income to Net
          Cash Provided By Operating Activities:
               Depreciation and Amortization                  1,679,347          1,659,536           1,397,085
               Cellular Partnerships Income                    (432,088)          (310,552)           (100,875)
               (Increase) Decrease in:
                    Receivables                                (355,992)           146,261            (271,689)
                    Inventories                                  31,574            (45,304)             52,131
                    Prepaid Expenses                            (15,108)            (5,791)             16,771
               Increase (Decrease) in:
                    Accounts Payable                             64,531           (280,834)           (383,481)
                    Accrued Income Taxes                              -            (22,088)            (11,534)
                    Other Accrued Taxes                           2,775              3,583               8,225
                    Other Accrued Liabilities                    60,403            (10,300)            (22,693)
                    Deferred Income Taxes                        84,971            212,126             (16,679)
                    Deferred Investment Tax Credits             (44,947)           (54,315)            (57,963)
                                                       ----------------     --------------     ---------------
                         Net Cash Provided By
                              Operating Activities            3,330,259          3,419,289           2,724,064
                                                       ----------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Property, Plant
          and Equipment, Net                                 (1,827,903)        (1,054,758)         (3,025,060)
     Acquisition, Net of Cash Acquired                                -                  -          (3,638,331)
     Change in Notes Receivable                                   7,412             14,243              33,838
     Purchase of Cellular Investments                                 -           (270,647)           (472,978)
     Distributions from Cellular Partnerships                   286,455            137,929                   -
     Sale of Investment Securities                                    -            391,862                   -
     Other, Net                                                 (23,514)           (21,727)             (8,794)
                                                       ----------------     --------------     ---------------
          Net Cash Used In
               Investing Activities                          (1,557,550)          (803,098)         (7,111,325)
                                                       ----------------     --------------     ---------------


The accompanying notes are an integral part of the consolidated financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                    1995                1994                1993
                                              ----------------     --------------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Long-Term Debt               $              -     $            -     $     5,500,000
     Principal Payments of Long-Term Debt             (366,667)        (1,372,500)           (341,667)
     Dividends                                      (1,010,599)          (935,526)           (848,903)
                                              ----------------     --------------     ---------------
          Net Cash Provided By (Used In)
               Financing Activities                 (1,377,266)        (2,308,026)          4,309,430
                                              ----------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              395,443            308,165             (77,831)

CASH AND CASH EQUIVALENTS
     at Beginning of Year                            1,433,772          1,125,607           1,203,438
                                              ----------------     --------------     ---------------

CASH AND CASH EQUIVALENTS
     at End of Year                           $      1,829,215     $    1,433,772     $     1,125,607
                                              ================     ==============     ===============


The accompanying notes are an integral part of the consolidated financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - The Company's principal line of business is providing local telephone service and access to long-distance telephone service through its local exchange network. The Company owns and operates three independent telephone companies serving six communities in southern Minnesota, one community in Iowa, and the adjacent rural areas. The Company also has investments in cellular partnerships and operates a cable television system.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its seven wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

REGULATORY ACCOUNTING - The consolidated financial statements have been prepared in conformity with generally accepted accounting principles including certain accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). For example, the Company's depreciation rates as prescribed by regulatory authorities may be different than depreciation rates used in an unregulated enterprise.

ACCOUNTING ESTIMATES - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and highly liquid short-term investments. Cash equivalents are stated at cost, which approximates market value.

MATERIALS, SUPPLIES AND INVENTORIES - Materials, supplies and inventories are recorded at average cost.

PROPERTY AND DEPRECIATION - Property, plant and equipment are recorded at original cost. Additions, improvements or major renewals are capitalized. When telecommunications assets are sold, retired or otherwise disposed of, the cost plus removal costs less salvage is charged to accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations.

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 1995, 1994, and 1993 were 6.9%, 7.0%, and 6.9%.

INVESTMENTS AND OTHER ASSETS - The excess of cost over net assets of acquired companies is being amortized equally over forty years and is shown net of accumulated amortization of $649,480 and $535,704 at December 31, 1995 and 1994. In November 1993, the Company acquired all of the shares of Peoples Telephone Company of Aurelia, Iowa for $3,930,402 cash, which consisted of fair value of assets acquired of $4,063,370, less liabilities assumed of $132,968. The acquisition was accounted for by the purchase method of accounting and the operating results are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $2,623,186.

INVESTMENTS AND OTHER ASSETS (CONTINUED) - Investments in cellular telephone partnerships are recorded on the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses. The cellular partnership investments consist of investments in four rural service areas
(RSAs) that are owned by four wholly owned subsidiaries. These RSAs provide cellular phone service to parts of rural southern Minnesota. The Company's ownership in these RSAs ranges from 8.3% to 14.8%.

Investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

NETWORK ACCESS REVENUE - Revenues are recognized when earned. Interstate access revenue is based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

INCOME TAXES AND INVESTMENT TAX CREDITS - The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for tax purposes is determined based on accelerated methods and shorter lives. For financial statement purposes, deferred investment tax credits and excess deferred income taxes relating to depreciation of regulated assets are being amortized as a reduction of the provision for income taxes over the estimated useful or remaining lives of the related property, plant and equipment.

NET INCOME PER COMMON SHARE - Net income per common share is based on the weighted average number of shares outstanding of 577,485 shares during each of the three years presented.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term investments: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market price. The Company believes the original cost is not impaired at December 31, 1995.

Long-term debt: The fair value of the Company's long term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 3 - SAVINGS PLAN

The Company has a 401(k) Employee Savings Plan in effect for employees who meet certain age and service requirements. The Company makes contributions of 50% of the employee's contribution up to 6% of compensation. In 1995, 1994, and 1993, the Company also made an additional discretionary contribution of 4% of the covered employees' compensation in addition to the matching amount. The Company's total contribution to the 401(k) plan was $88,092 in 1995, $90,963 in 1994, and $88,749 in 1993.


NOTE 4 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts are outstanding at December 31, 1995 under the line of credit.


NOTE 5 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                       1995                  1994
                                                                                 ---------------        ---------
Unsecured note payable by New Ulm Telecom, Inc. to
Phoenix Home Life Mutual Insurance Company in quarterly
installments of $65,000 plus 6.45% interest through
December 1, 2008.                                                                $     3,380,000        $   3,640,000

Unsecured note payable by Western Telephone Company, a wholly owned subsidiary, to Phoenix Home Life Mutual Insurance Company in quarterly installments of
$18,333 plus 6.45% interest through December 1, 2008. The payment
of this note is guaranteed by New Ulm Telecom, Inc.                                      953,333            1,026,666

Unsecured note payable by Peoples Telephone Company, a wholly owned subsidiary, to Phoenix Home Life Mutual Insurance Company in quarterly installments of
$8,333 plus 6.45% interest through December 1, 2008. The payment of
this note is guaranteed by New Ulm Telecom, Inc.                                         433,333              466,667
                                                                                 ---------------        -------------
     Total                                                                             4,766,666            5,133,333
Less Amount Due Within One Year                                                          366,666              366,666
                                                                                 ---------------        -------------

     Long-Term Debt                                                              $     4,400,000        $   4,766,667
                                                                                 ===============        =============



Principal payments required during the next five years are $366,666 annually. Cash payments for interest were $323,745 in 1995, $407,175 in 1994, and $170,108 in 1993.

The debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends (effective in 1993, dividends are limited to $1,000,000 plus 50% of cumulative net income). At December 31, 1995, approximately $1,245,000 of consolidated retained earnings were available for dividends under these covenants.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                                    1995              1994              1993
                                              --------------    -------------     ---------
Taxes Currently Payable:
     Federal                                  $    1,095,146    $     955,388     $      859,784
     State                                           355,935          299,432            272,737
Deferred Income Taxes                                 84,971          212,126            (16,679)
Amortization of Investment Tax Credits               (44,947)         (54,315)           (57,963)
                                              --------------    -------------     --------------

     Income Tax Expense                       $    1,491,105    $   1,412,631     $    1,057,879
                                              ==============    =============     ==============

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                                1995              1994              1993
                                              ----------      ------------      --------

Statutory Tax Rate                                35.0%             35.0%            35.0%
Effect of:
     Surtax Exemption                             (1.0)             (1.0)            (1.0)
     State Income Taxes, Net of
          Federal Tax Benefit                      6.7               6.7              6.7
     Amortization of Investment Tax Credits       (1.2)             (1.5)            (1.8)
     Normalization of Deferred Income Taxes          -                 -             (6.1)
     Other                                          .3                .7               .5
                                                ------             -----           ------

          Effective Tax Rate                      39.8%             39.9%            33.3%
                                                ======             =====           ======

The components of deferred income taxes are as follows:

                                                   1995                  1994
                                              --------------         --------
     Deferred Tax Liabilities:
          Depreciation                        $    1,445,543         $   1,378,240
          Other                                       24,247                 6,579
                                              --------------         -------------

               Total                          $    1,469,790         $   1,384,819
                                              ==============         =============


Cash payments for income taxes were $1,477,000 in 1995, $1,042,040 in 1994, and $1,389,056 in 1993. Included in the caption "receivables" on the balance sheet as of December 31, 1995 and 1994 is $36,052 and $10,133 of prepaid income taxes.


                                     PART II

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

None

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant


Item 11.       Executive Compensation


Item 12.       Security Ownership of Certain Beneficial Owners and Management


Item 13.       Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 1995.


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K



(a)1.          Financial Statements
               Included in Part II of this report:
                                                                                Page Numbers

               Independent Auditors' Report                                               10

               Consolidated Statement of Income for the Three
                    Years Ended December 31, 1995, 1994 and 1993                          11

               Consolidated Balance Sheet at December 31, 1995
                    and 1994                                                           12-13

               Consolidated Statement of Stockholders' Equity
                    for the Three Years Ended December 31, 1995,
                    1994 and 1993                                                         14

               Consolidated Statement of Cash Flows for the
                    Three Years Ended December 31, 1995,
                    1994 and 1993                                                      15-16

               Notes to Consolidated Financial Statements                              17-21



Schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)3.          Exhibits

               Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

               3(i) Restated Articles of Incorporation (incorporated by reference to the New Ulm Telecom, Inc. Form 10-K dated December 31, 1986).

               3(ii) Restated By-Laws (incorporated by reference to the New
                     Ulm Telecom, Inc. Form 10-K dated December 31, 1986).

               4 The registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

               21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 25.

               27    Financial data schedule

(b)            Reports on Form 8-K

               None



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW ULM TELECOM, INC.
                                          (Registrant)


Date   March 26, 1996             By:     --------------------------------------
     ----------------------
                                          James Jensen, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date   March 26, 1996             By:     --------------------------------------
     ----------------------
                                          R. T. Rodenberg, Chairman of the Board
                                                   and Director

                                          --------------------------------------
                                          Bill Otis, Executive Vice-President/
                                                   Chief Operating Officer

                                          --------------------------------------
                                          Mark Retzlaff, Vice-President
                                                   and Director

                                          --------------------------------------
                                          Gary Nelson, Secretary and Director

                                          --------------------------------------
                                          Lavern Biebl, Treasurer and Director

                                          --------------------------------------
                                          Steve Bartlett, Controller

                                          --------------------------------------
                                          Linus Grathwohl, Director

                                          --------------------------------------
                                          Joe Landsteiner, Director

                                          --------------------------------------
                                          Perry Meyer, Director

                                          --------------------------------------
                                          Robert Ranweiler, Director