Form 10QSB
period 1996-03-31
NEW ULM TELECOM INC
filed 1996-05-17
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

Yes    [ X ]                 No


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



                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 MARCH 31,   DECEMBER 31,
                                                   1996         1995
                                                -----------   -----------
CURRENT ASSETS:
   Cash & Temporary Cash Investments            $ 2,450,040   $ 1,829,215
   Receivables, Net of Allowance for
     Doubtful Accounts of $17,994 and $17,500     1,035,352     1,150,731
   Inventories                                      367,075       370,462
   Prepaid Expenses                                  63,353        91,589
                                                -----------   -----------
     Total Current Assets:                        3,915,820     3,441,997
                                                -----------   -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired        3,873,118     3,901,561
   Notes Receivable, Less Current Portion
     of $10,261 and $11,512                          13,461        15,734
   Cellular Investments                           2,148,016     2,089,167
   Other                                            205,181       166,314
                                                -----------   -----------
     Total Investments and Other Assets           6,239,776     6,172,776
                                                -----------   -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                      23,567,412    23,248,747
   Other Property & Equipment                     1,278,407     1,276,946
   Cable Television Plant                           235,271       235,271
                                                -----------   -----------
     Total                                       25,081,090    24,760,964
   Less Accumulated Depreciation                 12,796,385    12,390,334
                                                -----------   -----------
     Net Property, Plant & Equipment             12,284,705    12,370,630
                                                -----------   -----------

TOTAL ASSETS                                    $22,440,301   $21,985,403
                                                ===========   ===========



The accompanying notes are an integral part of the Financial Statements.


                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                  MARCH 31,    DECEMBER 31,
                                                     1996         1995
                                                 ------------   ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt             $    366,666   $    366,666
   Accounts Payable                                   190,010        260,351
   Accrued Income Taxes                               280,495        (36,052)
   Other Accrued Taxes                                 66,049         57,372
   Other Accrued Liabilities                          253,249        265,143
                                                 ------------   ------------
      Total Current Liabilities                     1,156,469        913,480
                                                 ------------   ------------

LONG-TERM DEBT, LESS CURRENT PORTION                4,308,334      4,400,000
                                                 ------------   ------------

DEFERRED CREDITS:
   Income Taxes                                     1,469,790      1,469,790
   Investment Tax Credits                              79,787         88,405
                                                 ------------   ------------
      Total Deferred Credits                        1,549,577      1,558,195
                                                 ------------   ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 640,000 Shares
      Authorized, 577,485 Shares Issued and
      Outstanding                                   2,887,425      2,887,425
   Retained Earnings                               12,538,496     12,226,303
                                                 ------------   ------------
      Total Stockholders' Equity                   15,425,921     15,113,728
                                                 ------------   ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $ 22,440,301   $ 21,985,403
                                                 ============   ============



The accompanying notes are an integral part of the Financial Statements.




                        NEW ULM TELECOM AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                              1996          1995
                                          -----------    -----------
OPERATING REVENUES:
   Local Network                          $   499,613    $   454,526
   Network Access                           1,180,992      1,342,949
   Billing and Collection                     144,798        135,505
   Miscellaneous                               76,582         89,275
   Nonregulated                               312,996        281,276
                                          -----------    -----------
      Total Operating Revenue               2,214,981      2,303,531
                                          -----------    -----------

OPERATING EXPENSES:
   Plant Operations                           251,503        283,545
   Depreciation                               407,984        393,433
   Amortization                                28,444         28,444
   Customer                                   131,192        130,839
   General and Administrative                 275,207        270,895
   Other Operating Expenses                   209,067        190,901
                                          -----------    -----------
      Total Operating Expenses              1,303,397      1,298,057
                                          -----------    -----------

OPERATING INCOME                              911,584      1,005,474
                                          -----------    -----------

OTHER EXPENSES (INCOME):
   Interest Expense                            76,568         82,597
   Interest Income                            (38,924)       (34,364)
   Cellular Partnership (Income) Losses      (101,824)      (128,304)
                                          -----------    -----------
      Total Other Expenses, Net               (64,180)       (80,071)
                                          -----------    -----------

INCOME BEFORE INCOME TAXES                    975,764      1,085,545
                                          -----------    -----------

INCOME TAXES                                  397,928        439,673
                                          -----------    -----------

NET INCOME                                $   577,836    $   645,872
                                          ===========    ===========

NET INCOME PER SHARE - NOTE 2             $      1.00    $      1.12
                                          ===========    ===========


The accompanying notes are an integral part of the financial statements.


                        NEW ULM TELECOM AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                              1996           1995
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $   577,836    $   645,872
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      436,428        421,877
            Cellular Partnerships  (Income) Losses            (101,824)      (128,304)
           (Increase) Decrease in:
             Receivables                                       114,128       (114,875)
             Inventories                                         3,387          1,341
             Prepaid Expenses                                   28,236         19,840
           Increase (Decrease) in:
             Accounts Payable                                  (70,341)         6,684
             Accrued Income Taxes                              316,547        350,910
             Other Accrued Taxes                                 8,677          6,540
             Other Accrued Liabilities                         (11,894)        (9,283)
             Deferred Investment Tax Credits                    (8,618)       (11,237)
                                                           -----------    -----------
               Net Cash Provided by Operating Activities     1,292,562      1,189,365
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (322,059)      (119,428)
   Change in Notes Receivable                                    3,524         (2,305)
   Cellular Investments                                         42,975        124,910
   Other, Net                                                  (38,867)        (5,716)
                                                           -----------    -----------
               Net Cash Used in Investing Activities          (314,427)        (2,539)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                        (91,667)       (91,667)
   Dividends Paid                                             (265,643)      (242,544)
                                                           -----------    -----------
               Net Cash Used in Financing Activities          (357,310)      (334,211)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                            620,825        852,615
                                                           -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                    1,829,215      1,433,772
                                                           -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                        $ 2,450,040    $ 2,286,387
                                                           ===========    ===========


The accompanying notes are an integral part of the financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


                   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months and three months ended March 31, 1996 and 1995.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ending March 31, 1996 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1996 and 1995 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for:             1996            1995
                                                    --------        --------
                  Interest                          $ 77,062        $ 83,090
                  Income Taxes                        90,000         100,000


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1995

The decrease in total operating revenues was $88,550 or 3.4%. The decrease in operating revenues was primarily the result of prior year adjustments to network access revenues.

Total operating expenses increased by $5,340 or 0.4%. Operating income decreased by $93,890 or 9.3%. Interest expense decreased by $6,029 due to a decrease in long-term debt outstanding. Interest income increased by $4,560 as a result of increased funds available for investment. Cellular partnership income decreased by $26,480 or 20.6%. This decrease was caused by a $42,176 adjustment to income to true up the 1995 estimated income per the 1995 K-1's.

Net income decreased by $68,036 or 10.5%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $620,825 for the quarter resulting in a balance of $2,450,040 as of March 31, 1996.

The Company is budgeting approximately $1,800,000 for 1996 plant additions. The Company intends to use internal funds for all of the 1996 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.

The Minnesota Department of Public Service has been reviewing rate of return levels for all independent telephone companies operating in Minnesota. The Company's wholly owned subsidiary, Western Telephone Company, reduced rates in 1992 as a result of return investigation. Management cannot predict if any future review processes will have a significant impact on operating results.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended March 31, 1996.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEW ULM TELECOM, INC.
                                            (Registrant)



Dated:  October 21, 1994            By       __________________________________
                                             JAMES P. JENSEN, PRESIDENT


Dated:  October 21, 1994            By       __________________________________
                                             BILL OTIS, EXECUTIVE VICE PRESIDENT