Form 10QSB
period 1996-06-30
NEW ULM TELECOM INC
filed 1996-07-31
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended         June 30, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
         ACT
                  For the transition period from _______ to _______.

                  Commission File Number        0-3024

                              New Ulm Telecom, Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Minnesota
                 (State or other jurisdiction of incorporation)

                                   41-0440990
                      (IRS Employer Identification Number)

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

Yes    _X_                          No   ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      1,732,455    .


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



                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS



                                                  JUNE 30,    DECEMBER 31,
                                                    1996          1995
                                                -----------   -----------
CURRENT ASSETS:
   Cash & Temporary Cash Investments            $ 1,616,278   $ 1,829,215
   Receivables, Net of Allowance for
     Doubtful Accounts of $26,083 and $17,500     1,075,229     1,150,731
   Inventories                                      469,656       370,462
   Prepaid Expenses                                  56,072        91,589
                                                -----------   -----------
     Total Current Assets:                        3,217,235     3,441,997
                                                -----------   -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired        3,844,673     3,901,561
   Notes Receivable, Less Current Portion
     of $7,405 and $11,512                           81,073        15,734
   Cellular Investments                           2,637,306     2,089,167
   Other                                            156,656       166,314
                                                -----------   -----------
     Total Investments and Other Assets           6,719,708     6,172,776
                                                -----------   -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                      23,676,311    23,248,747
   Other Property & Equipment                     1,278,740     1,276,946
   Cable Television Plant                           731,742       235,271
                                                -----------   -----------
     Total                                       25,686,793    24,760,964
   Less Accumulated Depreciation                 13,172,730    12,390,334
                                                -----------   -----------
     Net Property, Plant & Equipment             12,514,063    12,370,630
                                                -----------   -----------

TOTAL ASSETS                                    $22,451,006   $21,985,403
                                                ===========   ===========



The accompanying notes are an integral part of the Financial Statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                     JUNE 30,     DECEMBER 31,
                                                       1996           1995
                                                   ------------   ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt               $    366,666   $    366,666
   Accounts Payable                                     123,465        260,351
   Accrued Income Taxes                                  60,318        (36,052)
   Other Accrued Taxes                                   60,140         57,372
   Other Accrued Liabilities                            242,140        265,143
                                                   ------------   ------------
      Total Current Liabilities                         852,729        913,480
                                                   ------------   ------------

LONG-TERM DEBT, LESS CURRENT PORTION                  4,216,666      4,400,000
                                                   ------------   ------------

DEFERRED CREDITS:
   Income Taxes                                       1,469,790      1,469,790
   Investment Tax Credits                                71,168         88,405
                                                   ------------   ------------
      Total Deferred Credits                          1,540,958      1,558,195
                                                   ------------   ------------

STOCKHOLDERS' EQUITY: - NOTE 4
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                     8,662,275      2,887,425
   Retained Earnings                                  7,178,378     12,226,303
                                                   ------------   ------------
      Total Stockholders' Equity                     15,840,653     15,113,728
                                                   ------------   ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $ 22,451,006   $ 21,985,403
                                                   ============   ============



The accompanying notes are an integral part of the Financial Statements.





                        NEW ULM TELECOM AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                              1996           1995
                                          -----------    -----------
OPERATING REVENUES:
   Local Network                          $   513,508    $   465,703
   Network Access                           1,264,460      1,167,139
   Billing and Collection                     151,952        149,046
   Miscellaneous                               91,638         87,097
   Nonregulated                               335,759        302,547
                                          -----------    -----------
      Total Operating Revenue               2,357,317      2,171,532
                                          -----------    -----------

OPERATING EXPENSES:
   Plant Operations                           235,184        286,266
   Depreciation                               407,983        393,433
   Amortization                                28,444         28,444
   Customer                                   134,419        139,572
   General and Administrative                 249,664        287,452
   Other Operating Expenses                   163,953        220,480
                                          -----------    -----------
      Total Operating Expenses              1,219,647      1,355,647
                                          -----------    -----------

OPERATING INCOME                            1,137,670        815,885
                                          -----------    -----------

OTHER EXPENSES (INCOME):
   Interest Expense                            75,581         81,481
   Interest Income                            (31,212)       (34,390)
   Cellular Partnership (Income) Losses       (73,830)       (67,245)
                                          -----------    -----------
      Total Other Expenses, Net               (29,461)       (20,154)
                                          -----------    -----------

INCOME BEFORE INCOME TAXES                  1,167,131        836,039
                                          -----------    -----------

INCOME TAXES                                  475,206        337,498
                                          -----------    -----------

NET INCOME                                $   691,925    $   498,541
                                          ===========    ===========

NET INCOME PER SHARE - NOTE 2             $      0.40    $      0.29
                                          ===========    ===========


The accompanying notes are an integral part of the financial statements.


                        NEW ULM TELECOM AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                              1996           1995
                                          -----------    -----------
OPERATING REVENUES:
   Local Network                          $ 1,013,121    $   920,229
   Network Access                           2,445,452      2,510,088
   Billing and Collection                     296,750        284,551
   Miscellaneous                              168,220        176,372
   Nonregulated                               648,755        583,823
                                          -----------    -----------
      Total Operating Revenue               4,572,298      4,475,063
                                          -----------    -----------

OPERATING EXPENSES:
   Plant Operations                           486,687        569,811
   Depreciation                               815,967        786,866
   Amortization                                56,888         56,888
   Customer                                   265,611        270,411
   General and Administrative                 524,871        558,347
   Other Operating Expenses                   373,020        411,381
                                          -----------    -----------
      Total Operating Expenses              2,523,044      2,653,704
                                          -----------    -----------

OPERATING INCOME                            2,049,254      1,821,359
                                          -----------    -----------

OTHER EXPENSES (INCOME):
   Interest Expense                           152,149        164,078
   Interest Income                            (70,136)       (68,754)
   Cellular Partnership (Income) Losses      (175,654)      (195,549)
                                          -----------    -----------
      Total Other Expenses, Net               (93,641)      (100,225)
                                          -----------    -----------

INCOME BEFORE INCOME TAXES                  2,142,895      1,921,584
                                          -----------    -----------

INCOME TAXES                                  873,134        777,171
                                          -----------    -----------

NET INCOME                                $ 1,269,761    $ 1,144,413
                                          ===========    ===========

NET INCOME PER SHARE - NOTE 2             $      0.73    $      0.66
                                          ===========    ===========


The accompanying notes are an integral part of the financial statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                               1996          1995
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $ 1,269,761    $ 1,144,413
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      872,855        843,754
            Cellular Partnerships  (Income) Losses            (175,654)      (195,549)
           (Increase) Decrease in:
             Receivables                                        71,395         43,594
             Inventories                                       (99,194)       (54,649)
             Prepaid Expenses                                   35,517         28,344
           Increase (Decrease) in:
             Accounts Payable                                 (136,886)       219,637
             Accrued Income Taxes                               96,370       (103,356)
             Other Accrued Taxes                                 2,768          2,231
             Other Accrued Liabilities                         (23,003)       (21,601)
             Deferred Investment Tax Credits                   (17,237)       (22,473)
                                                           -----------    -----------
               Net Cash Provided by Operating Activities     1,896,692      1,884,345
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (959,400)      (570,260)
   Change in Notes Receivable                                  (61,232)         2,388
   Cellular Investments                                       (372,485)       139,672
   Other, Net                                                    9,658        (36,592)
                                                           -----------    -----------
               Net Cash Used in Investing Activities        (1,383,459)      (464,792)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                       (183,334)      (183,333)
   Dividends Paid                                             (542,836)      (485,087)
                                                           -----------    -----------
               Net Cash Used in Financing Activities          (726,170)      (668,420)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                           (212,937)       751,133
                                                           -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                    1,829,215      1,433,772
                                                           -----------    -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                        $ 1,616,278    $ 2,184,905
                                                           ===========    ===========


The accompanying notes are an integral part of the financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months and six months ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ending June 30, 1996 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1996 and 1995 was computed by dividing the weighted average number of shares of common stock outstanding into the net income as adjusted for the three-for-one stock split on March 4, 1996.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:



                                               1996              1995
        Cash paid during the period for:   -----------        --------
        Interest                            $153,135          $165,063
        Income Taxes                         794,000           903,000

NOTE 4 - THREE-FOR-ONE STOCK SPLIT

On March 4, 1996, the Company's Board of Directors declared a three-for-one stock split, effected in the form of a stock dividend, to stockholders of record on March 4, 1996, payable on April 1, 1996. An amount equal to the par value of the additional 1,154,970 shares issued has been transferred from retained earnings to the common stock account. All per share amounts and references to the Company's common stock, except shares authorized, have been retroactively restated to reflect the stock split.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        THE SIX MONTHS ENDED JUNE 30,1995

The increase in total operating revenues was $97,235 or 2.2%. The increase in operating revenues was primarily the result of an increase in the number of access lines causing an increase in local network revenues.

Total operating expenses decreased by $130,660 or 9.2%. Operating income increased by $227,895 or 12.5%. Interest expense decreased by $11,929 due to a decrease in long-term debt outstanding. Interest income increased by $1,382 as a result of increased funds available for investment. Cellular partnership income decreased by $19,895 or 10.2%. This decrease was caused by a $42,176 adjustment to income to true up the 1995 estimated income per the 1995 K-1's.

Net income increased by $125,348 or 11.0%.


                         LIQUIDITY AND CAPITAL RESOURCES

The company had a decrease in cash and temporary cash investments of $212,937 for the quarter resulting in a balance of $1,616,278 as of June 30, 1996. The primary cause of the decrease was the purchase of the cable TV systems for Jeffers and Wabasso for $320,235.00.

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

There were no reports on Form 8-K for the Quarter ended June 30, 1996.



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