Form 10QSB
period 1996-09-30
NEW ULM TELECOM INC
filed 1996-10-23
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _______ to _______.


                          Commission File Number 0-3024

                              New Ulm Telecom, Inc.
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                     41-0440990
(State or other jurisdiction               (IRS Employer Identification Number)
     of incorporation)


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

Yes __X__  No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455.



                              NEW ULM TELECOM, INC.

                                    CONTENTS

                                                                        Page
                                                                        ----

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



                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     September 30,      December 31,
                                                          1996              1995
                                                     -------------      ------------
CURRENT ASSETS:
   Cash & Temporary Cash Investments                 $ 2,021,926        $ 1,829,215
   Receivables, Net of Allowance for
     Doubtful Accounts of $17,457 and $17,500          1,096,070          1,150,731
   Inventories                                           551,052            370,462
   Prepaid Expenses                                       39,429             91,589
                                                     -----------        -----------
     Total Current Assets:                             3,708,477          3,441,997
                                                     -----------        -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired             3,816,229          3,901,561
   Notes Receivable, Less Current Portion
     of $13,279 and $16,827                               79,633             15,734
   Cellular Investments                                2,778,951          2,089,167
   Other                                                 158,665            166,314
                                                     -----------        -----------
     Total Investments and Other Assets                6,833,478          6,172,776
                                                     -----------        -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                           23,877,743         23,248,747
   Other Property & Equipment                          1,282,146          1,276,946
   Cable Television Plant                                731,767            235,271
                                                     -----------        -----------
     Total                                            25,891,656         24,760,964
   Less Accumulated Depreciation                      13,568,689         12,390,334
                                                     -----------        -----------
     Net Property, Plant & Equipment                  12,322,967         12,370,630
                                                     -----------        -----------

TOTAL ASSETS                                         $22,864,922        $21,985,403
                                                     ===========        ===========

The accompanying notes are an integral part of the Financial Statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                        September 30,       December 31,
                                                            1996                1995
                                                        -------------       ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                    $    366,666        $    366,666
   Accounts Payable                                          297,534             260,351
   Accrued Income Taxes                                       42,164             (36,052)
   Other Accrued Taxes                                        43,084              57,372
   Other Accrued Liabilities                                 289,139             265,143
                                                        ------------        ------------
      Total Current Liabilities                            1,038,587             913,480
                                                        ------------        ------------

LONG-TERM DEBT, Less Current Portion                       4,125,000           4,400,000
                                                        ------------        ------------

DEFERRED CREDITS:
   Income Taxes                                            1,469,790           1,469,790
   Investment Tax Credits                                     62,550              88,405
                                                        ------------        ------------
      Total Deferred Credits                               1,532,340           1,558,195
                                                        ------------        ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                          8,662,275           2,887,425
   Retained Earnings                                       7,506,720          12,226,303
                                                        ------------        ------------
      Total Stockholders' Equity                          16,168,995          15,113,728
                                                        ------------        ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                              $ 22,864,922        $ 21,985,403
                                                        ============        ============

The accompanying notes are an integral part of the Financial Statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                               1996            1995
                                           -----------     -----------
OPERATING REVENUES:
   Local Network                           $   515,507     $   471,486
   Network Access                            1,163,024       1,071,915
   Billing and Collection                      131,478         158,163
   Miscellaneous                                93,514         103,131
   Nonregulated                                337,284         393,947
                                           -----------     -----------
      Total Operating Revenue                2,240,807       2,198,642
                                           -----------     -----------

OPERATING EXPENSES:
   Plant Operations                            277,827         273,434
   Depreciation                                407,983         393,433
   Amortization                                 28,444          28,444
   Customer                                    123,578         127,351
   General and Administrative                  279,153         276,805
   Other Operating Expenses                    198,611         216,501
                                           -----------     -----------
      Total Operating Expenses               1,315,596       1,315,968
                                           -----------     -----------

OPERATING INCOME                               925,211         882,674
                                           -----------     -----------

OTHER EXPENSES (INCOME):
   Interest Expense                             73,827          79,498
   Interest Income                             (28,130)        (35,966)
   Cellular Partnership (Income) Losses       (141,646)       (115,998)
                                           -----------     -----------
      Total Other Expenses, Net                (95,949)        (72,466)
                                           -----------     -----------

INCOME BEFORE INCOME TAXES                   1,021,160         955,140
                                           -----------     -----------

INCOME TAXES                                   415,625         387,501
                                           -----------     -----------

NET INCOME                                 $   605,535     $   567,639
                                           ===========     ===========

NET INCOME PER SHARE - NOTE 2              $      0.35     $      0.33
                                           ===========     ===========

The accompanying notes are an integral part of the financial statements.



                        NEW ULM TELECOM AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                               1996            1995
                                           -----------     -----------
OPERATING REVENUES:
   Local Network                           $ 1,528,628     $ 1,391,715
   Network Access                            3,608,476       3,582,003
   Billing and Collection                      428,228         442,714
   Miscellaneous                               261,734         279,503
   Nonregulated                                986,039         977,770
                                           -----------     -----------
      Total Operating Revenue                6,813,105       6,673,705
                                           -----------     -----------

OPERATING EXPENSES:
   Plant Operations                            764,514         843,245
   Depreciation                              1,223,950       1,180,299
   Amortization                                 85,332          85,332
   Customer                                    389,189         397,762
   General and Administrative                  804,024         835,152
   Other Operating Expenses                    571,631         627,882
                                           -----------     -----------
      Total Operating Expenses               3,838,640       3,969,672
                                           -----------     -----------

OPERATING INCOME                             2,974,465       2,704,033
                                           -----------     -----------

OTHER EXPENSES (INCOME):
   Interest Expense                            225,976         243,576
   Interest Income                             (98,266)       (104,720)
   Cellular Partnership (Income) Losses       (317,300)       (311,547)
                                           -----------     -----------
      Total Other Expenses, Net               (189,590)       (172,691)
                                           -----------     -----------

INCOME BEFORE INCOME TAXES                   3,164,055       2,876,724
                                           -----------     -----------

INCOME TAXES                                 1,288,759       1,164,672
                                           -----------     -----------

NET INCOME                                 $ 1,875,296     $ 1,712,052
                                           ===========     ===========

NET INCOME PER SHARE - NOTE 2              $      1.08     $      0.99
                                           ===========     ===========


The accompanying notes are an integral part of the financial statements.




                        NEW ULM TELECOM AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                1996            1995
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $ 1,875,296     $ 1,712,052
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                     1,309,282       1,265,631
            Cellular Partnerships  (Income) Losses             (317,300)       (311,547)
           (Increase) Decrease in:
             Receivables                                         49,792        (106,286)
             Inventories                                       (180,590)        (64,863)
             Prepaid Expenses                                    52,160          46,693
           Increase (Decrease) in:
             Accounts Payable                                    37,183         (27,136)
             Accrued Income Taxes                                78,216          65,382
             Other Accrued Taxes                                (14,288)        (14,680)
             Other Accrued Liabilities                           23,996          15,524
             Deferred Investment Tax Credits                    (25,855)        (33,711)
                                                            -----------     -----------
               Net Cash Provided by Operating Activities      2,887,892       2,547,059
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net             (1,176,287)     (1,296,823)
   Change in Notes Receivable                                   (59,030)          3,249
   Cellular Investments                                        (372,484)        226,812
   Other, Net                                                     7,649         (37,883)
                                                            -----------     -----------
               Net Cash Used in Investing Activities         (1,600,152)     (1,104,645)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                        (275,000)       (275,001)
   Dividends Paid                                              (820,029)       (744,955)
                                                            -----------     -----------
               Net Cash Used in Financing Activities         (1,095,029)     (1,019,956)
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                             192,711         422,458
                                                            -----------     -----------

CASH AND TEMPORARY CASH INVESTMENTS
   at Beginning of Period                                     1,829,215       1,433,772
                                                            -----------     -----------

CASH AND TEMPORARY CASH INVESTMENTS
   at End of Period                                         $ 2,021,926     $ 1,856,230
                                                            ===========     ===========

The accompanying notes are an integral part of the financial statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months and nine months ended September 30, 1996 and 1995.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the period ending September 30, 1996 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1996 and 1995 was computed by dividing the weighted average number of shares of common stock outstanding into the net income as adjusted for the three-for-one stock split on March 4, 1996.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:              1996             1995
                                                   ----------       ----------
                  Interest                         $  227,454       $  245,054
                  Income Taxes                      1,236,000        1,133,000

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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                     THE NINE MONTHS ENDED SEPTEMBER 30,1995

The increase in total operating revenues was $139,400 or 2.1%. The increase in operating revenues was primarily the result of an increase in the number of access lines causing an increase in local network revenues.

Total operating expenses decreased by $131,032 or 3.3%. Operating income increased by $270,432 or 10.0%. Interest expense decreased by $17,600 due to a decrease in long-term debt outstanding. Interest income decreased by $6,454 because fewer funds available for investment. Cellular partnership income increased by %5,753 or 1.9%.

Net income increased by $163,244 or 9.5%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $192,711 for the quarter resulting in a balance of $2,021,926 as of September 30, 1996.

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


                                  NEW ULM TELECOM, INC.
                                  (Registrant)

Dated: October 23, 1996                 By /s/ James P. Jensen
                                           ------------------------------------
                                           JAMES P. JENSEN, PRESIDENT


Dated: October 23, 1996                 By /s/ Bill Otis
                                           ------------------------------------
                                           BILL OTIS, EXECUTIVE VICE PRESIDENT