Form 10-K405
period 1996-12-31
NEW ULM TELECOM INC
filed 1997-03-28
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File Number: 0-3024

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                                 Not Available

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,732,455 Shares Outstanding at December 31, 1996

                       Documents Incorporated By Reference

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

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 1996, the Company served 14,354 access lines.

New Ulm Phonery, Inc. is a non-regulated telecommunications business which sells and services telephone apparatus on a retail level.

New Ulm Cellular #7, 8, 9 and 10, Inc. own cellular interests in a limited liability corporation that provides cellular phone service in southern Minnesota.

The Registrant's operations consist of only one segment, which is to provide local exchange telephone service and related access to the long distance network. The Company does not have any collective bargaining agreements with its employees.

New Ulm Telecom, Inc. provides telephone service to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company operates a cable television system in the city of Aurelia, Iowa, serving approximately 380 customers. Western Telephone Company operates three cable television systems in Minnesota (cities of Sandborn, Jeffers and Wabasso) serving approximately 410 customers.

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

The activities of New Ulm Phonery, Inc. are centered around the sale, lease and service of telephone equipment primarily in the areas within the telephone company's operations. New Ulm Phonery, Inc. also provides electronic voice mail, video conferencing and internet services.

The four cellular companies derive their revenue from their respective percentage ownership of the cellular limited liability corporation (LLC). Peoples Telephone Company also has an equity interest in two rural service areas in Iowa. The cellular LLC provides their cellular phone service on the wireline side. The service area that the LLC operates in also has a non-wireline provider that is the competition for that area. In addition, new wireless technology called Personal Communications Service (PCS) will provide new competitors in the future.

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

As of December 31, 1996, the total full time employees of the Registrant and its subsidiaries was 43. New Ulm Telecom, Inc. employed 36 full time employees, Western Telephone Company had four full time employees and Peoples Telephone Company had three full time employees. New Ulm Phonery, Inc's. labor is provided by the employees of New Ulm Telecom, Inc. The four cellular subsidiaries have no employees.

The Registrant and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations.

Item 2. Properties

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. New Ulm Telecom, Inc's. host central office equipment was purchased in 1991 and consists of a Northern Telecom DMS-100/200 digital switch. New Ulm Telecom, Inc. also has remote switching sites in two locations in New Ulm and in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

Western Telephone Company installed Northern Telecom remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western Telephone Company also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

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

         (7) Western Telephone Company has a building in Sanborn, Minnesota, which contains central office equipment that remotes off of Western's central office equipment.

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

In addition, New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company own the lines, cables and associated outside physical plant utilized in providing telephone service in their service areas. Western Telephone Company and Peoples Telephone Company owns the cables and equipment to provide cable television services.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 1996, there were approximately 909 holders of record of the Company's common stock.

Dividends

Dividends were $.65 per share in 1996, $.58 per share in 1995, and $.54 per share in 1994. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 5 to the financial statements for restrictions on the payment of dividends.

Item 6.  Selected Financial Data


Selected Income Statement Data:

                                                                 Year Ended December 31
                               ---------------------------------------------------------------------------------------------
                                     1996                1995               1994               1993                1992
                               ---------------     ---------------    ---------------    ---------------     ---------------
Operating Revenues             $    9,346,224      $    8,975,187     $    8,494,517     $    7,603,014      $    6,944,058

Operating Expenses                  5,631,181           5,477,162          4,915,602          4,401,869           4,096,954

Operating Income                    3,715,043           3,498,025          3,578,915          3,201,145           2,847,104

Other Income (Expenses)               275,016             247,873            (39,317)           (28,500)            (26,459)

Income Taxes                        1,586,544           1,491,105          1,412,631          1,057,879           1,104,452

Net Income                          2,403,515           2,254,793          2,126,967          2,114,766           1,716,193

Net Income Per Share                     1.39                1.30               1.23               1.22                 .99

Dividends Per Share                       .65                 .58                .54                .49                 .42


Selected Balance Sheet Data:

                                                                      As of December 31
                               -----------------------------------------------------------------------------------------------
                                     1996               1995               1994                1993                1992
                               -----------------   ----------------   ----------------   -----------------   -----------------

Current Assets                 $     3,938,975     $     3,478,049    $      2,748,395   $      2,931,579    $     2,288,737

Current Liabilities                    937,488             949,532             821,823          1,574,795          1,428,004

Working Capital                      3,001,487           2,528,517           1,926,572          1,356,784            860,733

Total Assets                        22,849,405          22,021,455          20,976,195         21,309,082         15,236,043

Long-Term Debt                       4,400,000           4,766,666           5,133,333          6,505,833          1,347,500

Stockholders' Equity                16,385,373          15,113,728          13,869,534         12,678,093         11,412,230

Book Value Per Share                      9.46                8.72                8.01               7.32              6.59


Selected income statement and balance sheet data include Peoples Telephone Company subsequent to its acquisition on November 8, 1993. All per share amounts have been adjusted to reflect a three-for-one stock split effective April 1, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 14,300 access lines through its three local exchange telephone companies. In addition, the Company is an investor in a cellular limited liability corporation in southern Minnesota and two RSAs (rural service areas) in northwestern Iowa. The Company also operates four cable television systems.

Results of Operations

The majority of the Company's revenues are derived from providing its customers access to the local network and to the long distance network. Customers pay fixed monthly rates for access to local service. The Company receives access revenues from long distance carriers for providing connections to the long distance network. The Company also earns revenues from long distance carriers for billing and collection services related to long distance services. Cable television revenues are included in nonregulated and represent less than 2% of total operating revenues. The following table reflects the percentage of revenue derived from each category over the past three years:

                                        Year Ended December 31
                             --------------------------------------------

                              1996             1995            1994
                             --------         --------       ---------

     Local Network              22.0  %          21.1  %          19.9  %
     Network Access             53.0             52.2             54.8
     Billing and Collection      5.8              7.0              7.4
     Miscellaneous               3.5              4.0              4.7
     Nonregulated               15.7             15.7             13.2
                             ========         ========        =========
                               100.0  %         100.0  %         100.0  %
                             ========         ========        =========

                              1996 COMPARED TO 1995

The company once again experienced growth in income and operations. Total operating income for 1996 grew $217,018 or 6.2%, which corresponds favorably to revenue growth of $371,037 or 4.1%. The company's operations expanded through the purchase of cable television systems in Sanborn, Jeffers and Wabasso. The company's ownership of four Minnesota cellular partnerships was changed when five Southern Minnesota RSAs merged to form Midwest Wireless Communications, L.L.C. The company is a 7.7% owner of Midwest Wireless Communications, L.L.C. Midwest Wireless owns and operates the five Southern Minnesota RSAs as well as the Rochester MSA.

The increase in operating revenues can be attributed to the areas of local service and network access. The company provides customers access to a 14,354 access line local network. Local service revenue increased 8.5% in 1996 and 12.2% in 1995. The growth in local service revenue is significant because it exceeded the access line growth for those periods, which was 3.7% and 10.1% respectively. CLASS services, Centrex and voice mail were significant to the local service revenue growth, with this growth resulting from a commitment to marketing efforts. Custom calling services were offered for the first time by Western Telephone Company during 1996. Network access revenues increased $263,735 or 5.6% in 1996. The continued growth in network access revenues can be attributed to growth in access minutes of use. Western Telephone Company went to equal access during 1996, which helped stimulate long distance traffic. Billing and collection revenue decreased $82,891 or 13.3% as a result of long distance carriers decisions to perform some of these functions internally.

Operating expenses increased $154,019 or 2.8%. The increase was primarily depreciation expense. Western Telephone Company had additional depreciation of $140,000 because their old central office equipment was replaced with a remote switch. The Company also changed depreciation rates on their central office switching equipment from 15 years to 12 years. Excluding depreciation expense, operating expenses decreased $125,463 or 3.2%.

Interest expense declined $23,456 or 7.3% reflecting the reduction in long-term debt, while interest income and cellular investment income was approximately the same as 1995. The Company's cellular interests contributed $440,072 or 11% of pre-tax income.

Income taxes increased $95,439, with the effective rate remaining constant at 39.8% in 1996 and 1995.

Net income for 1996 increased $148,722 or 6.6%, reflecting the continued steady revenue growth along with slower rates of growth in operating expenses.

                              1995 COMPARED TO 1994

In 1995, the Company continued its history of record highs for revenues and net income. Total operating revenues increased $480,670 or 5.7%. Net income increased $127,826 or 6.0%.

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

Competition

Currently, the Company is the only provider of local telephone service in the area it serves. However, recent Federal and State legislation has been passed which will allow competitors to enter this market under certain conditions. In addition, under this legislation, the Company may compete for telephone customers in areas served by other telephone companies. Restrictions on telephone company entry into providing cable television service were also lifted, subject to certain conditions. Rules and regulations to implement the new legislation are currently being established by the Federal Communications Commission and state regulators. At this time, it is not possible to determine the impact of this legislation on the Company. However, management will continue to respond to the changes in a proactive manner and is prepared to meet competition by continuing to provide high quality state of the art service to customers.

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

The Telecommunications Act passed by the federal government in February of 1996 will result in significant changes to the telecommunications industry. The Federal Communications Commission (FCC) is in the process of determining how competition will be introduced by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators will also be involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play has yet to be determined.

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

Accounting Pronouncements

In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). SFAS No. 121 is effective in 1996 and requires that losses be recognized if the net book value of property is less than discounted future cash flows. This standard has had no impact on the Company's financial statements.

Liquidity and Capital Resources

The Company had an increase in cash and cash equivalents of $688,655 in 1996. Cash provided by operations was $4,067,506, or an increase of $737,247 mainly due to a decrease in receivables and an increase in net income and depreciation expense. The receivables balance at December 31, 1995 was high due mainly to a one month delay in collections of access billings from interexchange carriers.

During 1996, cash of $1,620,255 was used for plant additions. Cash distributions from the cellular partnerships were $226,747 in 1996, reflecting the strong performance of the cellular partnerships. The Company made additional cellular investments of $443,803 in 1996.

The Company continued to increase dividends paid to shareholders in 1996. The 1996 dividend of $1,131,870 represented an increase of 12% over 1995.

The Company does not believe inflation had a material effect on the Company in 1996 or 1995.

In 1997, the Company is budgeting approximately $1,400,000 for plant additions. The Company purchased the existing cable television systems in Jeffers and Wabasso for $320,000 with the transfer effective May 31, 1996. The Company will continue to look for investment opportunities in this and other areas. Management believes the Company will internally generate sufficient cash to meet its operating needs and sustain historical dividend levels.

The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate.

Item 8.        Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
    Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


St. Paul, Minnesota
February 19, 1997                                      OLSEN THIELEN & CO., LTD.



                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996           1995            1994
                                         -----------    -----------    -----------
OPERATING REVENUES:
     Local Network                       $ 2,055,689    $ 1,895,517    $ 1,689,944
     Network Access                        4,950,007      4,686,272      4,659,077
     Billing and Collection                  542,360        625,341        627,883
     Miscellaneous                           330,355        361,627        398,967
     Nonregulated                          1,467,813      1,406,430      1,118,646
                                         -----------    -----------    -----------
          Total Operating Revenues         9,346,224      8,975,187      8,494,517
                                         -----------    -----------    -----------

OPERATING EXPENSES:
     Plant Operations                      1,182,166      1,140,259        934,586
     Depreciation                          1,845,053      1,565,571      1,532,732
     Amortization                            113,776        113,776        126,804
     Customer                                523,422        558,607        541,331
     General and Administrative            1,105,048      1,131,150      1,016,231
     Other Operating Expenses                861,716        967,799        763,918
                                         -----------    -----------    -----------
          Total Operating Expenses         5,631,181      5,477,162      4,915,602
                                         -----------    -----------    -----------

OPERATING INCOME                           3,715,043      3,498,025      3,578,915
                                         -----------    -----------    -----------

OTHER INCOME (EXPENSES):
     Interest Expense                       (298,319)      (321,775)      (411,008)
     Interest Income                         133,263        137,560         61,139
     Cellular Investment Income              440,072        432,088        310,552
                                         -----------    -----------    -----------
          Other Income (Expenses), Net       275,016        247,873        (39,317)
                                         -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                 3,990,059      3,745,898      3,539,598

INCOME TAXES - Note 6                      1,586,544      1,491,105      1,412,631
                                         -----------    -----------    -----------

NET INCOME                               $ 2,403,515    $ 2,254,793    $ 2,126,967
                                         ===========    ===========    ===========

NET INCOME PER SHARE                     $      1.39    $      1.30    $      1.23
                                         ===========    ===========    ===========

DIVIDENDS PER SHARE                      $       .65    $       .58    $       .54
                                         ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                      1996          1995
                                                  -----------   -----------

CURRENT ASSETS:
     Cash and Cash Equivalents                    $ 2,517,870   $ 1,829,215
     Receivables, Net of Allowance for Doubtful
          Accounts of $23,500 and $17,500             981,336     1,186,783
     Materials, Supplies and Inventories              357,900       370,462
     Prepaid Expenses                                  81,869        91,589
                                                  -----------   -----------
          Total Current Assets                      3,938,975     3,478,049
                                                  -----------   -----------

INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired        3,787,786     3,901,561
     Notes Receivable                                  78,226        15,734
     Cellular Investments                           2,746,295     2,089,167
     Other                                            152,291       166,314
                                                  -----------   -----------
          Total Investments and Other Assets        6,764,598     6,172,776
                                                  -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
     Telecommunications Plant                      23,726,599    23,072,600
     Other Property and Equipment                   1,356,503     1,276,946
     Cable Television Plant                           753,054       411,418
                                                  -----------   -----------
          Total                                    25,836,156    24,760,964
     Less Accumulated Depreciation                 13,690,324    12,390,334
                                                  -----------   -----------
          Net Property, Plant and Equipment        12,145,832    12,370,630
                                                  -----------   -----------


TOTAL ASSETS                                      $22,849,405   $22,021,455
                                                  ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1996          1995
                                                     -----------   -----------

CURRENT LIABILITIES:
     Current Portion of Long-Term Debt               $   366,666   $   366,666
     Accounts Payable                                    222,970       260,351
     Other Accrued Taxes                                  57,650        57,372
     Other Accrued Liabilities                           290,202       265,143
                                                     -----------   -----------
          Total Current Liabilities                      937,488       949,532
                                                     -----------   -----------


LONG-TERM DEBT - Note 5                                4,033,334     4,400,000
                                                     -----------   -----------

DEFERRED CREDITS: - Note 6
     Income Taxes                                      1,439,279     1,469,790
     Investment Tax Credits                               53,931        88,405
                                                     -----------   -----------
          Total Deferred Credits                       1,493,210     1,558,195
                                                     -----------   -----------

STOCKHOLDERS' EQUITY:  - Note 7
     Common Stock - $5.00 Par Value, 6,400,000
          Shares Authorized, 1,732,455 and 577,485
          Shares Issued                                8,662,275     2,887,425
     Retained Earnings                                 7,723,098    12,226,303
                                                     -----------   -----------
          Total Stockholders' Equity                  16,385,373    15,113,728
                                                     -----------   -----------


TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                            $22,849,405   $22,021,455
                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                     Common Stock
                                            ------------------------------       Retained
                                               Shares            Amount          Earnings
                                            ------------      ------------     ------------
BALANCE on December 31, 1993                     577,485      $  2,887,425     $  9,790,668

     Net Income                                                                   2,126,967
     Dividends                                                                     (935,526)
                                            ------------      ------------     ------------

BALANCE on December 31, 1994                     577,485         2,887,425       10,982,109

     Net Income                                                                   2,254,793
     Dividends                                                                   (1,010,599)
                                            ------------      ------------     ------------

BALANCE on December 31, 1995                     577,485         2,887,425       12,226,303

     Three-for-One Stock Split - Note 7        1,154,970         5,774,850       (5,774,850)
     Net Income                                                                   2,403,515
     Dividends                                                                   (1,131,870)
                                            ------------      ------------     ------------

BALANCE on December 31, 1996                   1,732,455      $  8,662,275     $  7,723,098
                                            ============      ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                             1996            1995           1994
                                                          -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $ 2,403,515    $ 2,254,793    $ 2,126,967
     Adjustments to Reconcile Net Income to Net
          Cash Provided By Operating Activities:
               Depreciation and Amortization                1,958,829      1,679,347      1,659,536
               Cellular Investment Income                    (440,072)      (432,088)      (310,552)
               (Increase) Decrease in:
                    Receivables                               199,981       (355,992)       146,261
                    Materials, Supplies and Inventories        12,562         31,574        (45,304)
                    Prepaid Expenses                            9,720        (15,108)        (5,791)
               Increase (Decrease) in:
                    Accounts Payable                          (37,381)        64,531       (280,834)
                    Accrued Income Taxes                           --             --        (22,088)
                    Other Accrued Taxes                           278          2,775          3,583
                    Other Accrued Liabilities                  25,059         60,403        (10,300)
                    Deferred Income Taxes                     (30,511)        84,971        212,126
                    Deferred Investment Tax Credits           (34,474)       (44,947)       (54,315)
                                                          -----------    -----------    -----------
                         Net Cash Provided By
                             Operating Activities           4,067,506      3,330,259      3,419,289
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Property, Plant
          and Equipment, Net                               (1,620,255)    (1,827,903)    (1,054,758)
     Change in Notes Receivable                               (57,026)         7,412         14,243
     Purchase of Cellular Investments                        (443,803)            --       (270,647)
     Distributions from Cellular Investments                  226,747        286,455        137,929
     Sale of Investment Securities                                 --             --        391,862
     Other, Net                                                14,023        (23,514)       (21,727)
                                                          -----------    -----------    -----------
          Net Cash Used In
               Investing Activities                        (1,880,314)    (1,557,550)      (803,098)
                                                          -----------    -----------    -----------

The accompanying notes are an integral part of the consolidated financial statements.


                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                               1996            1995           1994
                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal Payments of Long-Term Debt   $  (366,667)   $  (366,667)   $(1,372,500)
     Dividends                               (1,131,870)    (1,010,599)      (935,526)
                                            -----------    -----------    -----------
          Net Cash Used In
               Financing Activities          (1,498,537)    (1,377,266)    (2,308,026)
                                            -----------    -----------    -----------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                       688,655        395,443        308,165

CASH AND CASH EQUIVALENTS
     at Beginning of Year                     1,829,215      1,433,772      1,125,607
                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
     at End of Year                         $ 2,517,870    $ 1,829,215    $ 1,433,772
                                            ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - The Company's principal line of business is providing local telephone service and access to long-distance telephone service through its local exchange network. The Company owns and operates three independent telephone companies serving six communities in southern Minnesota, one community in Iowa, and the adjacent rural areas. The Company also has investments in cellular partnerships and operates four cable television systems.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its seven wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

REGULATORY ACCOUNTING - The consolidated financial statements have been prepared in conformity with generally accepted accounting principles including certain accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). For example, the Company's financial statements are affected by depreciation rates prescribed by regulatory authorities, which may result in different depreciation rates then in an unregulated enterprise.

ACCOUNTING ESTIMATES - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the operating period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and highly liquid short-term investments. Cash equivalents are stated at cost, which approximates market value.

MATERIALS, SUPPLIES AND INVENTORIES - Materials, supplies and inventories are recorded at the lower of average cost or market.

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

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 1996, 1995, and 1994 were 7.7%, 6.9%, and 7.0%. Other property is depreciated over estimated useful lives of three to fifteen years.

INVESTMENTS AND OTHER ASSETS - The excess of cost over net assets of acquired companies is being amortized equally over forty years and is shown net of accumulated amortization of $763,255 and $649,480 at December 31, 1996 and 1995.

Investments in cellular telephone partnerships are recorded on the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses. The cellular partnership investments consisted of investments in four rural service areas (RSAs) which were consolidated into one entity (Midwest Wireless Communications, LLC.) on July 1, 1996. This entity provides cellular phone service to southern Minnesota. The Company's ownership in Midwest Wireless Communications, LLC. is 7.7%. At December 31, 1996, the cumulative earnings from the partnerships included in cellular investments was $1,309,097 less distributions of $691,132.

Investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments which total $462,287. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

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

NET INCOME PER COMMON SHARE - Net income per common share is based on the weighted average number of shares outstanding of 1,732,455 shares during each of the three years presented.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market price. The Company believes the original cost is not impaired at December 31, 1996.

LONG-TERM DEBT: The fair value of the Company's long term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 3 - SAVINGS PLAN

The Company has a 401(k) Employee Savings Plan in effect for employees who meet certain age and service requirements. The Company makes contributions of 50% of the employee's contribution up to 6% of compensation. In 1996, 1995, and 1994, the Company also made an additional discretionary contribution of 4% of the covered employees' compensation in addition to the matching amount. The Company's total contribution to the 401(k) plan was $89,507 in 1996, $88,092 in 1995, and $90,963 in 1994.


NOTE 4 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts are outstanding at December 31, 1996 under this line of credit.


NOTE 5 - LONG-TERM DEBT


Long-term debt is as follows:
                                                                                     1996         1995
                                                                                  ----------   ----------
Unsecured note payable by New Ulm Telecom, Inc.
to Phoenix Home Life Mutual Insurance Company in
quarterly installments of $65,000 plus 6.45%
interest through December 1, 2008                                                 $3,120,000   $3,380,000

Unsecured note payable by Western Telephone Company, a wholly owned subsidiary, to Phoenix Home Life Mutual Insurance Company in quarterly installments plus
6.45% interest through December 1, 2008. The payment of this note is
guaranteed by New Ulm Telecom, Inc.                                               $  880,000   $  953,333

Unsecured note payable by Peoples Telephone Company, a wholly owned subsidiary, to Phoenix Insurance Company in quarterly installments of $8,333 plus 6.45%
interest through December 1, 2008. The payment of this note is
guaranteed by New Ulm Telecom, Inc.                                                  400,000      433,333
                                                                                  ----------   ----------
     Total                                                                         4,400,000    4,766,666
Less Amount Due Within One Year                                                      366,666      366,666
                                                                                  ----------   ----------

     Long-Term Debt                                                               $4,033,334   $4,400,000
                                                                                  ==========   ==========


Principal payments required during the next five years are $366,666 annually. Cash payments for interest were $300,290 in 1996, $323,745 in 1995, and $407,175 in 1994.

The debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 1996, approximately $1,310,000 of consolidated retained earnings were available for dividends under these covenants.


NOTE 6 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                            1996           1995          1994
                                       -----------   -----------   -----------


Taxes Currently Payable:
     Federal                           $ 1,239,127   $ 1,095,146   $   955,388
     State                                 412,402       355,935       299,432
Deferred Income Taxes                      (30,511)       84,971       212,126
Amortization of Investment Tax Credits     (34,474)      (44,947)      (54,315)
                                       -----------   -----------   -----------

     Income Tax Expense                $ 1,586,544   $ 1,491,105   $ 1,412,631
                                       ===========   ===========   ===========


The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                              1996     1995     1994
                                              ----     ----     ----


Statutory Tax Rate                            35.0%    35.0%    35.0%
Effect of:
     Surtax Exemption                         (1.0)    (1.0)    (1.0)
     State Income Taxes, Net of
          Federal Tax Benefit                  6.7      6.7      6.7
     Amortization of Investment Tax Credits    (.9)    (1.2)    (1.5)
     Other                                      --       .3       .7
                                              ----     ----     ----

          Effective Tax Rate                  39.8%    39.8%    39.9%
                                              ====     ====     ====

The components of deferred income taxes are as follows:

                               1996         1995
                            ----------   ----------

Deferred Tax Liabilities:
     Depreciation           $1,408,139   $1,445,543
     Other                      31,140       24,247
                            ----------   ----------

          Total             $1,439,279   $1,469,790
                            ==========   ==========

Cash payments for income taxes were $1,639,398 in 1996, $1,477,000 in 1995, and $1,042,040 in 1994.

NOTE 7 - COMMON STOCK

On March 4, 1996, the Company's Board of Directors declared a three-for-one stock split, effected in the form of a stock dividend, to stockholders of record on March 4, 1996, payable on April 1, 1996. An amount equal to the par value of the additional 1,154,970 shares issued has been transferred from retained earnings to the common stock account. Earnings and dividends per common share have been restated to reflect the stock split.

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

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.          Financial Statements
               Included in Part II of this report:
                                                                  Page Numbers
                                                                  ------------

               Independent Auditors' Report                            11

               Consolidated Statement of Income for the Three
                    Years Ended December 31, 1996, 1995 and 1994       12

               Consolidated Balance Sheet at December 31, 1996
                    and 1995                                        13-14

               Consolidated Statement of Stockholders' Equity
                    for the Three Years Ended December 31, 1996,
                    1995 and 1994                                      15

               Consolidated Statement of Cash Flows for the
                    Three Years Ended December 31, 1996,
                    1995 and 1994                                   16-17

               Notes to Consolidated Financial Statements           18-22

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


         21 Subsidiaries of the Registrant are inclued as an Exhibit to this report on page 26


         27       Financial data schedule

b)       Reports on Form 8-K

         None


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NEW ULM TELECOM, INC.
                                         (Registrant)


Date   March 27, 1997               By:
     ------------------                  -------------------------------------
                                         James Jensen, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date   March 27, 1997               By:
     ------------------                  --------------------------------------
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

                                         --------------------------------------
                                         Bill Otis, Executive Vice-President/
                                           Chief Operating Officer

                                         --------------------------------------
                                         Mark Retzlaff, Vice-President
                                           and Director

                                         --------------------------------------
                                         Gary Nelson, Secretary and Director

                                         --------------------------------------
                                         Lavern Biebl, Treasurer and Director

                                         --------------------------------------
                                         Chris Hopp, Controller

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