Form 10-Q
period 1997-03-31
NEW ULM TELECOM INC
filed 1997-05-07
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

      [ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _______.

            Commission File Number  0-3024

                              New Ulm Telecom, Inc.
             (Exact name of registrant as specified in its charter)


                         Minnesota                             41-0440990
       (State or other jurisdiction of incorporation)    IRS Employer ID Number

                  400 2nd Street North, New Ulm, MN 56073-0697
                    (Address of Principal Executive Offices)

                                  507-354-4111
                           (Issuer's Telephone Number)

         Check whether the issue (1) Filed all reports required to be filed by
         Section 13 or 15 (d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) Has been subject to such filing requirements for the past 90 days.

         Yes  __X__    No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455.



                              NEW ULM TELECOM, INC.

                                    CONTENTS

                                                                           Page
                                                                           ----
PART I        FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                  Unaudited Consolidated Balance Sheets                    3 - 4

                  Unaudited Consolidated Statements of Income              5

                  Unaudited Consolidated Statements of Stockholders'
                   Equity                                                  6

                  Unaudited Consolidated Statements of Cash Flows          7

                  Notes to Unaudited Consolidated Financial Statements     8

         ITEM 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9

PART II       OTHER INFORMATION                                            10




                          PART I. FINANCIAL INFORMATION


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   MARCH 31,    DECEMBER 31,
                                                     1997          1996
                                                 -----------    -----------

CURRENT ASSETS:
   Cash & Temporary Cash Investments             $ 3,336,430    $ 2,517,870
   Receivables, Net of Allowance for
     Doubtful Accounts of $19,069 and $23,500        927,998        981,336
   Inventories                                       397,514        357,900
   Prepaid Expenses                                   58,096         81,869
                                                 -----------    -----------
     Total Current Assets:                         4,720,038      3,938,975
                                                 -----------    -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired         3,759,342      3,787,786
   Notes Receivable, Less Current Portion
     of $6,539 and $6,046                             79,345         78,226
   Cellular Investments                            2,817,284      2,746,295
   Other                                             156,211        152,291
                                                 -----------    -----------
     Total Investments and Other Assets            6,812,182      6,764,598
                                                 -----------    -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                       23,836,598     23,726,599
   Other Property & Equipment                      1,369,651      1,356,503
   Cable Television Plant                            761,990        753,054
                                                 -----------    -----------
     Total                                        25,968,239     25,836,156
   Less Accumulated Depreciation                  14,127,952     13,690,324
                                                 -----------    -----------
     Net Property, Plant & Equipment              11,840,287     12,145,832
                                                 -----------    -----------

TOTAL ASSETS                                     $23,372,507    $22,849,405
                                                 ===========    ===========

The accompanying notes are an integral part of the Financial Statements.




                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                      MARCH 31,    DECEMBER 31,
                                                        1997           1996
                                                    -----------    -----------

CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                $   366,666    $   366,666
   Accounts Payable                                     153,040        222,970
   Accrued Income Taxes                                 306,774            -0-
   Other Accrued Taxes                                   49,425         57,650
   Other Accrued Liabilities                            282,601        290,202
                                                    -----------    -----------
      Total Current Liabilities                       1,158,506        937,488
                                                    -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                  3,941,667      4,033,334
                                                    -----------    -----------

DEFERRED CREDITS:
   Income Taxes                                       1,439,279      1,439,279
   Investment Tax Credits                                49,222         53,931
                                                    -----------    -----------
      Total Deferred Credits                          1,488,501      1,493,210
                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                     8,662,275      8,662,275
   Retained Earnings                                  8,121,558      7,723,098
                                                    -----------    -----------
      Total Stockholders' Equity                     16,783,833     16,385,373
                                                    -----------    -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                          $23,372,507    $22,849,405
                                                    ===========    ===========

The accompanying notes are an integral part of the Financial Statements.




                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                      1997            1996
                                  -----------     -----------

OPERATING REVENUES:
   Local Network                  $   528,417     $   499,613
   Network Access                   1,342,755       1,180,992
   Billing and Collection             145,736         144,798
   Miscellaneous                      105,833          76,582
   Nonregulated                       368,607         312,996
                                  -----------     -----------
      Total Operating Revenue       2,491,348       2,214,981
                                  -----------     -----------

OPERATING EXPENSES:
   Plant Operations                   255,710         251,503
   Depreciation                       440,314         407,984
   Amortization                        28,444          28,444
   Customer                           144,855         131,192
   General and Administrative         288,214         275,207
   Other Operating Expenses           232,961         209,067
                                  -----------     -----------
      Total Operating Expenses      1,390,498       1,303,397
                                  -----------     -----------

OPERATING INCOME                    1,100,850         911,584
                                  -----------     -----------

OTHER EXPENSES (INCOME):
   Interest Expense                    71,006          76,568
   Interest Income                    (42,944)        (38,924)
   Cellular Partnership Income       (133,500)       (101,824)
                                  -----------     -----------
      Total Other Income, Net        (105,438)        (64,180)
                                  -----------     -----------

INCOME BEFORE INCOME TAXES          1,206,288         975,764

INCOME TAXES                          495,986         397,928
                                  -----------     -----------

NET INCOME                        $   710,302     $   577,836
                                  ===========     ===========

NET INCOME PER SHARE - NOTE 2     $      0.41     $      0.33
                                  ===========     ===========


The accompanying notes are an integral part of the financial statements.





                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK              RETAINED
                                    SHARES          AMOUNT         EARNINGS
                                ------------     ------------    ------------


BALANCE on December 31, 1995         577,485     $  2,887,425    $ 12,226,303

Three-for-One Stock Split          1,154,970        5,774,850      (5,774,850)
Net Income                                                          2,403,515
Dividends                                                          (1,131,870)

                                ------------     ------------    ------------
BALANCE on December 31, 1996       1,732,455        8,662,275       7,723,098

Net Income                                                            710,302
Dividends                                                            (311,842)

                                ------------     ------------    ------------
BALANCE on March 31, 1997          1,732,455     $  8,662,275    $  8,121,558
                                ============     ============    ============


The accompanying notes are an integral part of the Financial Statements.



                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                1997            1996
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $   710,302     $   577,836
   Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                       468,758         436,428
            Cellular Partnerships Income                       (133,500)       (101,824)
           (Increase) Decrease in:
             Receivables                                         53,831         114,128
             Inventories                                        (39,614)          3,387
             Prepaid Expenses                                    23,773          28,236
           Increase (Decrease) in:
             Accounts Payable                                   (69,930)        (70,341)
             Accrued Income Taxes                               306,774         316,547
             Other Accrued Taxes                                 (8,225)          8,677
             Other Accrued Liabilities                           (7,601)        (11,894)
             Deferred Investment Tax Credits                     (4,709)         (8,618)
                                                            -----------     -----------
               Net Cash Provided by Operating Activities      1,299,859       1,292,562
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net               (134,769)       (322,059)
   Change in Notes Receivable                                    (1,612)          3,524
   Cellular Investments                                          62,511          42,975
   Other, Net                                                    (3,920)        (38,867)
                                                            -----------     -----------
               Net Cash Used in Investing Activities            (77,790)       (314,427)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                         (91,667)        (91,667)
   Dividends Paid                                              (311,842)       (265,643)
                                                            -----------     -----------
               Net Cash Used in Financing Activities           (403,509)       (357,310)
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                             818,560         620,825

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                     2,517,870       1,829,215
                                                            -----------     -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                         $ 3,336,430     $ 2,450,040
                                                            ===========     ===========

The accompanying notes are an integral part of the financial statements.




                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months and three months ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1997 and 1996 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for:        1997              1996
                                               --------          --------
                  Interest                     $ 71,498          $ 77,062
                  Income Taxes                  155,000            90,000




                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1996

The increase in total operating revenue was $276,367 or 12.5%. Operating revenue increase was due mainly to the increase in access lines and in increase in minutes of use, which enabled local network and network access revenues to grow. Our nonregulated income showed an 18% growth over March 31, 1996. This growth can be attributed to our success with our cable television and Internet ventures.

Total operating expenses increased by $87,101 or 6.7%. Depreciation expense was responsible for 37.1% of the increase in operating expenses. The reason for this increase was due mainly to the increased depreciation rate of central office equipment over the rate charged for the first quarter of 1996. Interest expense decreased by $5,562 due to a decrease in long-term debt outstanding.

Interest income increased by $4,020 reflecting larger amounts of funds available for investment and favorable interest rates. Cellular partnership income increased by $31,676 or 31.1%, as the cellular partnership continues to be a strong performer.

Net income increased by $132,466 or 22.9%.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $818,560 for the quarter resulting in a balance of $3,336,430 as of March 31, 1997.

The Company is budgeting approximately $1,400,000 for 1997 plant additions. The Company intends to use internal funds for all of the 1997 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.


                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended March 31, 1997.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated: March 31, 1997                    By: /s/ James P. Jensen
                                             -----------------------------------
                                             James P. Jensen, President


Dated: March 31, 1997                    By: /s/ Bill Otis
                                             -----------------------------------
                                             Bill Otis, Executive Vice President