Form 10-Q
period 1997-06-30
NEW ULM TELECOM INC
filed 1997-08-01
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30,1997

[ ]      TRANSACTION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

             For the transition period from _________ to _________.

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

                          PART I. FINANCIAL INFORMATION
                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                          ITEM I. FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     JUNE 30,       DECEMBER 31,
                                                       1997             1996
                                                   -----------      -----------

CURRENT ASSETS:

   Cash & Temporary Cash Investments               $ 2,404,836      $ 2,517,870
   Receivables, Net of Allowance for
     Doubtful Accounts of $13,425 and $23,500        1,219,599          981,336
   Inventories                                         510,048          357,900
   Prepaid Expenses                                     56,820           81,869
                                                   -----------      -----------
     Total Current Assets:                           4,191,303        3,938,975
                                                   -----------      -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired           3,730,899        3,787,786
   Notes Receivable, Less Current Portion
     of $6,672 and $6,046                               78,143           78,226
   Cellular Investments                              2,963,661        2,746,295
   Other                                               273,453          152,291
                                                   -----------      -----------
     Total Investments and Other Assets              7,046,156        6,764,598
                                                   -----------      -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                         24,083,271       23,726,599
   Other Property & Equipment                        1,461,616        1,356,503
   Cable Television Plant                              762,135          753,054
                                                   -----------      -----------
     Total                                          26,307,022       25,836,156
   Less Accumulated Depreciation                    14,556,558       13,690,324
                                                   -----------      -----------
     Net Property, Plant & Equipment                11,750,464       12,145,832
                                                   -----------      -----------

TOTAL ASSETS                                       $22,987,923      $22,849,405
                                                   ===========      ===========


The accompanying notes are an integral part of the Financial Statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                 LIABILITIES AND STOCKHOLDER'S EQUITY


                                                        JUNE 30,       DECEMBER 31,
                                                          1997            1996
                                                      -----------      -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                  $   366,666      $   366,666
   Accounts Payable                                       321,039          222,970
   Other Accrued Taxes                                     57,849           57,650
   Other Accrued Liabilities                              266,042          290,202
                                                      -----------      -----------
      Total Current Liabilities                         1,011,596          937,488
                                                      -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION                    3,850,000        4,033,334
                                                      -----------      -----------

DEFERRED CREDITS:
   Income Taxes                                         1,439,279        1,439,279
   Investment Tax Credits                                  44,513           53,931
                                                      -----------      -----------
      Total Deferred Credits                            1,483,792        1,493,210
                                                      -----------      -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                       8,662,275        8,662,275
   Retained Earnings                                    7,980,260        7,723,098
                                                      -----------      -----------
      Total Stockholders' Equity                       16,642,535       16,385,373
                                                      -----------      -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $22,987,923      $22,849,405
                                                      ===========      ===========


The accompanying notes are an integral part of the Financial Statements.


                               NEW ULM TELECOM, INC. AND SUBSIDIARIES

                             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                        FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                           JUNE 30,
                                         1997              1996               1997              1996
                                      -----------       -----------       -----------       -----------
OPERATING REVENUES:
   Local Network                      $   530,493       $   513,508       $ 1,058,910       $ 1,013,121
   Network Access                       1,169,081         1,264,460         2,511,836         2,445,452
   Billing and Collection                 135,120           151,952           280,856           296,750
   Miscellaneous                           89,330            91,638           195,163           168,220
   Nonregulated                           457,494           335,759           826,101           648,755
                                      -----------       -----------       -----------       -----------
      Total Operating Revenue           2,381,518         2,357,317         4,872,866         4,572,298
                                      -----------       -----------       -----------       -----------

OPERATING EXPENSES:
   Plant Operations                       273,825           235,184           529,535           486,687
   Depreciation                           440,315           407,983           880,629           815,967
   Amortization                            28,443            28,444            56,887            56,888
   Customer                               136,704           134,419           281,559           265,611
   General and Administrative             294,386           249,664           582,600           524,871
   Other Operating Expenses               290,690           163,953           523,651           373,020
                                      -----------       -----------       -----------       -----------
      Total Operating Expenses          1,464,363         1,219,647         2,854,861         2,523,044
                                      -----------       -----------       -----------       -----------

OPERATING INCOME                          917,155         1,137,670         2,018,005         2,049,254
                                      -----------       -----------       -----------       -----------

OTHER EXPENSES (INCOME):
   Interest Expense                        69,204            75,581           140,210           152,149
   Interest Income                        (36,726)          (31,212)          (79,670)          (70,136)
   Cellular Partnership (Income)         (146,377)          (73,830)         (279,877)         (175,654)
                                      -----------       -----------       -----------       -----------
      Total Other (Income), Net          (113,899)          (29,461)         (219,337)          (93,641)
                                      -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES              1,031,054         1,167,131         2,237,342         2,142,895
                                      -----------       -----------       -----------       -----------

INCOME TAXES                          $   427,396       $   475,206       $   923,382       $   873,134
                                      -----------       -----------       -----------       -----------

NET INCOME                            $   603,658       $   691,925       $ 1,313,960       $ 1,269,761
                                      ===========       ===========       ===========       ===========

NET INCOME PER SHARE - NOTE 2         $      0.35       $      0.40       $      0.76       $      0.73
                                      ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           COMMON STOCK                  RETAINED
                                     SHARES             AMOUNT           EARNINGS
                                  ------------       ------------      ------------
BALANCE on December 31, 1995           577,485       $  2,887,425      $ 12,226,303

Three-for-One Stock Split            1,154,970          5,774,850        (5,774,850)
Net Income                                                                2,403,515
Dividends                                                                (1,131,870)

                                  ------------       ------------      ------------
BALANCE on December 31, 1996         1,732,455          8,662,275         7,723,098

Net Income                                                                1,313,960
Dividends                                                                (1,056,798)

                                  ------------       ------------      ------------
BALANCE on June 30, 1997             1,732,455       $  8,662,275      $  7,980,260
                                  ============       ============      ============


The accompanying notes are an integral part of the Financial Statements.


                               NEW ULM TELECOM AND SUBSIDIARIES

                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                 1997              1996
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $ 1,313,960       $ 1,269,761
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                         937,516           872,855
            Cellular Partnerships  (Income)                      (279,877)         (175,654)
           (Increase) Decrease in:
             Receivables                                         (237,637)           71,395
             Inventories                                         (152,148)          (99,194)
             Prepaid Expenses                                      25,049            35,517
           Increase (Decrease) in:
             Accounts Payable                                      98,069          (136,886)
             Accrued Income Taxes                                       0            96,370
             Other Accrued Taxes                                      199             2,768
             Other Accrued Liabilities                            (24,160)          (23,003)
             Deferred Investment Tax Credits                       (9,418)          (17,237)
                                                              -----------       -----------
               Net Cash Provided by Operating Activities        1,671,553         1,896,692
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                 (485,261)         (959,400)
   Change in Notes Receivable                                        (543)          (61,232)
   Cellular Investments                                            62,511          (372,485)
   Other, Net                                                    (121,162)            9,658
                                                              -----------       -----------
               Net Cash Used in Investing Activities             (544,455)       (1,383,459)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                          (183,334)         (183,334)
   Dividends Paid                                              (1,056,798)         (542,836)
                                                              -----------       -----------
               Net Cash Used in Financing Activities           (1,240,132)         (726,170)
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                              (113,034)         (212,937)

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                       2,517,870         1,829,215
                                                              -----------       -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                           $ 2,404,836       $ 1,616,278
                                                              ===========       ===========


The accompanying notes are an integral part of the financial statements.


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months and six months ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1997 and 1996 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for:           1997            1996
                                                  ---------       --------
                  Interest                         $141,196       $153,135
                  Income Taxes                    1,081,500        794,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30, 1996

The increase in total operating revenue was $300,568 or 6.6%. The increase in operating revenues is attributed to the increase in the number of access lines and increase in the minutes of use, allowing local network and network access revenue to grow. The nonregulated income increased by 27%. This increase is a reflection of success with our cable television ventures and successfully marketing Internet services. We have greatly increased our marketing efforts for all services offered, which can be seen by our increased nonregulated revenues.

Total operating expenses increased by $341,627 or 13.5%. Depreciation expense accounted for 7.9% of the increase in operating expenses. This increase was due mainly to the increased depreciation rate for central office equipment over the rate charged during the same time period in 1996. Other operating expenses were responsible for 40.4% of the increase in operating expenses. This increase is mainly attributed to increased expenses associated with our marketing efforts of our nonregulated services. Interest expense decreased by $11,939 due to a decrease in long-term debt outstanding.

Interest income increased by $9,534 reflecting larger amounts of funds available for investment and favorable interest rates. Cellular partnership income increased by $114,033 or 64.9% as the cellular partnership continues to show strong performances.

Net income increased by $44,199 or 3.5%.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash and temporary cash investments of $113,034 for the quarter resulting in a balance of $2,404,836 as of June 30, 1997. The decrease was due to the payment of $433,114 for a special dividend declared at the 4-15-97 Board of Directors meeting and paid on 5-15-97.

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

There were no reports on Form 8-K for the Quarter ended June 30, 1997.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW ULM TELECOM, INC.
                                          (Registrant)



Dated: August 1, 1997                  By: /s/ James P. Jensen
                                          -------------------------------------
                                            James P. Jensen, President


Dated: August 1, 1997                  By: /s/ Bill Otis
                                          -------------------------------------
                                            Bill Otis, Executive Vice President