Form 10-Q
period 1997-09-30
NEW ULM TELECOM INC
filed 1997-10-31
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1997

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
           EXCHANGE ACT

                For the transition period from _____ to _______.

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

                              NEW ULM TELECOM, INC.

                                    CONTENTS

                                                                          Page

PART I   FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                  Unaudited Consolidated Balance Sheets                   3 - 4

                  Unaudited Consolidated Statements of Income             5

                  Unaudited Consolidated Statements of Stockholders'
                        Equity                                            6

                  Unaudited Consolidated Statements of Cash Flows         7

                  Notes to Unaudited Consolidated Financial Statements    8

         ITEM 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-10


PART II  OTHER INFORMATION                                                11

                          PART I. FINANCIAL INFORMATION
                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                          ITEM I. FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     -----------     -----------
CURRENT ASSETS:
   Cash & Temporary Cash Investments                 $ 2,678,509     $ 2,517,870
   Receivables, Net of Allowance for
     Doubtful Accounts of $2,584 and $17,500           1,204,112         981,336
   Inventories                                           469,162         357,900
   Prepaid Expenses                                       23,839          81,869
                                                     -----------     -----------
     Total Current Assets                              4,375,622       3,938,975
                                                     -----------     -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired             3,702,455       3,787,786
   Notes Receivable, Less Current Portion
     of $6,718 and $6,046                                 81,172          78,226
   Cellular Investments                                3,168,306       2,746,295
   Other                                                 295,915         152,291
                                                     -----------     -----------
     Total Investments and Other Assets                7,247,848       6,764,598
                                                     -----------     -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                           24,669,504      23,726,599
   Other Property & Equipment                          1,465,488       1,356,503
   Cable Television Plant                                762,048         753,054
                                                     -----------     -----------
     Total                                            26,897,040      25,836,156
   Less Accumulated Depreciation                      14,975,002      13,690,324
                                                     -----------     -----------
     Net Property, Plant & Equipment                  11,922,038      12,145,832
                                                     -----------     -----------

TOTAL ASSETS                                         $23,545,508     $22,849,405
                                                     ===========     ===========


The accompanying notes are an integral part of the Financial Statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997            1996
                                                     -----------     -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                 $   366,666     $   366,666
   Accounts Payable                                      534,318         222,970
   Other Accrued Taxes                                    40,767          57,650
   Other Accrued Liabilities                             314,705         290,202
                                                     -----------     -----------
      Total Current Liabilities                        1,256,456         937,488
                                                     -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   3,758,334       4,033,334
                                                     -----------     -----------

DEFERRED CREDITS:
   Income Taxes                                        1,439,279       1,439,279
   Investment Tax Credits                                 39,803          53,931
                                                     -----------     -----------
      Total Deferred Credits                           1,479,082       1,493,210
                                                     -----------     -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                      8,662,275       8,662,275
   Retained Earnings                                   8,389,361       7,723,098
                                                     -----------     -----------
      Total Stockholders' Equity                      17,051,636      16,385,373
                                                     -----------     -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $23,545,508     $22,849,405
                                                     ===========     ===========


The accompanying notes are an integral part of the Financial Statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                         1997             1996             1997             1996
                                     -----------      -----------      -----------      -----------
OPERATING REVENUES:
   Local Network                     $   532,580      $   515,507      $ 1,591,490      $ 1,528,628
   Network Access                      1,292,534        1,163,024        3,804,370        3,608,476
   Billing and Collection                129,580          131,478          410,436          428,228
   Miscellaneous                          92,062           93,514          287,225          261,734
   Nonregulated                          425,119          337,284        1,251,220          986,039
                                     -----------      -----------      -----------      -----------
      Total Operating Revenue          2,471,875        2,240,807        7,344,741        6,813,105
                                     -----------      -----------      -----------      -----------

OPERATING EXPENSES:
   Plant Operations                      303,971          277,827          833,506          764,514
   Depreciation                          440,662          407,983        1,321,291        1,223,950
   Amortization                           28,445           28,444           85,332           85,332
   Customer                              132,326          123,578          413,885          389,189
   General and Administrative            264,428          279,153          847,028          804,024
   Other Operating Expenses              256,474          198,611          780,125          571,631
                                     -----------      -----------      -----------      -----------
      Total Operating Expenses         1,426,306        1,315,596        4,281,167        3,838,640
                                     -----------      -----------      -----------      -----------

OPERATING INCOME                       1,045,569          925,211        3,063,574        2,974,465
                                     -----------      -----------      -----------      -----------

OTHER EXPENSES (INCOME):
   Interest Expense                       67,913           73,827          208,123          225,976
   Interest Income                       (33,345)         (28,130)        (113,015)         (98,266)
   Cellular Partnership (Income)        (204,644)        (141,646)        (484,521)        (317,300)
                                     -----------      -----------      -----------      -----------
      Total Other (Income), Net         (170,076)         (95,949)        (389,413)        (189,590)
                                     -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES             1,215,645        1,021,160        3,452,987        3,164,055

INCOME TAXES                             494,703          415,625        1,418,085        1,288,759
                                     -----------      -----------      -----------      -----------

NET INCOME                           $   720,942      $   605,535      $ 2,034,902      $ 1,875,296
                                     ===========      ===========      ===========      ===========

NET INCOME PER SHARE - NOTE 2        $      0.42      $      0.35      $      1.17      $      1.08
                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK                RETAINED
                                      SHARES           AMOUNT          EARNINGS
                                  ------------      ------------     ------------
BALANCE on December 31, 1995           577,485      $  2,887,425     $ 12,226,303

Three-for-One Stock Split            1,154,970         5,774,850       (5,774,850)
Net Income                                                              2,403,515
Dividends                                                              (1,131,870)

                                  ------------      ------------     ------------
BALANCE on December 31, 1996         1,732,455         8,662,275        7,723,098

Net Income                                                              2,034,902
Dividends                                                              (1,368,639)

                                  ------------      ------------     ------------
BALANCE on September 30, 1997        1,732,455      $  8,662,275     $  8,389,361
                                  ============      ============     ============

The accompanying notes are an integral part of the Financial Statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                 1997             1996
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $ 2,034,902      $ 1,875,296
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      1,406,623        1,309,282
            Cellular Partnerships  (Income)                     (484,521)        (317,300)
           (Increase) Decrease in:
             Receivables                                        (222,104)          49,792
             Inventories                                        (111,262)        (180,590)
             Prepaid Expenses                                     58,030           52,160
           Increase (Decrease) in:
             Accounts Payable                                    311,348           37,183
             Accrued Income Taxes                                      0           78,216
             Other Accrued Taxes                                 (16,883)         (14,288)
             Other Accrued Liabilities                            24,503           23,996
             Deferred Investment Tax Credits                     (14,128)         (25,855)
                                                             -----------      -----------
               Net Cash Provided by Operating Activities       2,986,508        2,887,892
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (1,097,497)      (1,176,287)
   Change in Notes Receivable                                     (3,619)         (59,030)
   Cellular Investments                                           62,510         (372,484)
   Other, Net                                                   (143,624)           7,649
                                                             -----------      -----------
               Net Cash Used in Investing Activities          (1,182,230)      (1,600,152)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                         (275,000)        (275,000)
   Dividends Paid                                             (1,368,639)        (820,029)
                                                             -----------      -----------
               Net Cash Used in Financing Activities          (1,643,639)      (1,095,029)
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                              160,639          192,711

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF PERIOD                                      2,517,870        1,829,215
                                                             -----------      -----------

CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF PERIOD                                          $ 2,678,509      $ 2,021,926
                                                             ===========      ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months and nine months ended September 30, 1997 and 1996.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1997 and 1996 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for:             1997            1996
                                                   ----------      ----------
                  Interest                         $  209,599      $  227,454
                  Income Taxes                      1,461,500       1,236,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER, 1997 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The increase in total operating revenues was $531,636 or 7.8%. The increase in operating revenues is attributed to the increase in the number of access lines and an increase in the minutes of use, allowing local network and network access revenue to grow by 5%. The nonregulated income increased by 27%, which can be attributed to our cable television services, internet services, and increased sales of customer premises equipment associated with increased access lines. Our increased efforts in marketing all of our services has been a primary factor in our increased revenues. We have greatly increased our marketing efforts for all services offered including the introduction of long distance service during the third quarter which can be seen by our nonregulated revenues.

Total operating expenses increased by $442,527 or 11.5%. Depreciation expense accounted for 22% of the increase in operating expenses. This increase was due mainly to the increased depreciation rate for central office equipment over the rate charged during the same time period in 1996. Other operating expenses were responsible for 47.1% of the increase in operating expenses. This increase is mainly attributed to increased expenses associated with our marketing efforts of our services. Interest expense decreased by $17,853 due to a decrease in long-term debt outstanding.

Interest income increased by $14,749 reflecting larger amounts of funds available for investment and favorable interest rates. Cellular partnership income increased by $167,221 or 52.7%, as the cellular partnership continues to be a strong performer.

Net income increased by $159,606 or 8.5%.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash and temporary cash investments of $160,639 for the quarter resulting in a balance of $2,678,509 as of September 30, 1997.

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


   There were no reports on Form 8-K for the Quarter ended September 30, 1997.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW ULM TELECOM, INC.
                                  (Registrant)


Dated: October 31, 1997                 By: /s/ James P. Jensen
                                           -------------------------------------
                                        James P. Jensen, President


Dated: October 31, 1997                 By: /s/ Bill Otis
                                           -------------------------------------
                                        Bill Otis, Executive Vice President