Form 10-K405
period 1997-12-31
NEW ULM TELECOM INC
filed 1998-03-30
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                        or
      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission File Number: 0-3024

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

                               Title of each class
                          Common Stock, $5.00 par value

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                1,732,455 Shares Outstanding at December 31, 1997

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

New Ulm Telecom, Inc. is the parent company for eight wholly-owned subsidiaries, which are:

                    Western Telephone Company
                    Peoples Telephone Company
                    New Ulm Phonery, Inc.
                    New Ulm Cellular #7, Inc.
                    New Ulm Cellular #8, Inc.
                    New Ulm Cellular #9, Inc.
                    New Ulm Cellular #10, Inc.
                    New Ulm Long Distance, Inc.

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 1997, the Company served 15,054 access lines.

New Ulm Phonery, Inc. is a non-regulated telecommunications business which sells and services telephone apparatus on a retail level primarily in the areas served by the three operating telephone companies.

New Ulm Cellular #7, 8, 9 and 10, Inc. own cellular interests in a limited liability corporation that provides cellular phone service in southern Minnesota.

New Ulm Long Distance, Inc. is a non-regulated long distance business which sells long distance service.

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

                                     PART I

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

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company's customers and request access to the Company's local network facilities. The law also permits existing telephone companies to offer telephone service outside their existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule making procedures to implement the law. The rule making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule making procedures are complete and the court issues settled, the Company cannot predict how the new law will affect its business.

                                     PART I

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

As of December 31, 1997, the total full time employees of the Registrant and its subsidiaries was 40. New Ulm Telecom, Inc. employed 33 full time employees, Western Telephone Company had 4 full time employees and Peoples Telephone Company had 3 full time employees. New Ulm Phonery, Inc.'s and New Ulm Long Distance, Inc.'s labor are provided by the employees of New Ulm Telecom, Inc. The four cellular subsidiaries have no employees.

The Registrant and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations.

Item 2.  Properties

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. New Ulm Telecom, Inc.'s host central office equipment was purchased in 1991 and consists of a Northern Telecom DMS-100/200 digital switch. New Ulm Telecom, Inc. also has remote switching sites in two locations in New Ulm and in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

Western Telephone Company installed Northern Telecom remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western Telephone Company also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

                                     PART I

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

                                     PART I

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

The Registrant believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 6 to the financial statements describes mortgages and collateral relating to the above properties, while Note 1 describes the composite depreciation rate.

Item 3.  Legal Proceedings

There is no material litigation pending or threatened involving the Registrant at this time in any court.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 1997, there were approximately 950 holders of record of the Company's common stock.

Dividends

Dividends were declared quarterly in 1997 and 1996. In addition to the quarterly dividends, a special dividend was declared in 1997.

Dividends were $.99 in 1997 (which includes the special dividend of $.25, per share), $.65 per share in 1996, and $.58 per share in 1995. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 6 to the financial statements for restrictions on the payment of dividends.

                                     PART II

Item 6.  Selected Financial Data

Selected Income Statement Data:


                                                               Year Ended December 31
                               ----------------------------------------------------------------------------------------
                                  1997               1996               1995               1994                1993
                               -----------        -----------        -----------        -----------         -----------
Operating Revenues             $ 9,666,727        $ 9,346,224        $ 8,975,187        $ 8,494,517         $ 7,603,014

Operating Expenses               5,812,800          5,631,181          5,477,162          4,915,602           4,401,869

Operating Income                 3,853,927          3,715,043          3,498,025          3,578,915           3,201,145

Other Income (Expenses)            935,548            275,016            247,873            (39,317)            (28,500)

Income Taxes                     1,976,220          1,586,544          1,491,105          1,412,631           1,057,879

Net Income                       2,813,255          2,403,515          2,254,793          2,126,967           2,114,766

Basic Net Income Per
     Share                            1.62               1.39               1.30               1.23                1.22

Dividends Per Share                    .99                .65                .58                .54                 .49

Selected Balance Sheet Data:


                                                            Year Ended December 31
                            ---------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                            -----------        -----------        -----------        -----------        -----------
Current Assets              $ 4,411,510        $ 3,938,975        $ 3,478,049        $ 2,748,395        $ 2,931,579

Current Liabilities           1,325,949            937,488            949,532            821,823          1,574,795

Working Capital               3,085,561          3,001,487          2,528,517          1,926,572          1,356,784

Total Assets                 23,978,695         22,849,405         22,021,455         20,976,195         21,309,082

Long-Term Debt                4,033,332          4,400,000          4,766,666          5,133,333          6,505,833

Stockholders' Equity         17,483,498         16,385,373         15,113,728         13,869,534         12,678,093

Book Value Per Share              10.09               9.46               8.72               8.01               7.32

Selected income statement and balance sheet data include Peoples Telephone Company subsequent to its acquisition on November 8, 1993. All per share amounts have been adjusted to reflect a three-for-one stock split effective April 1, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 15,000 access lines through its three local exchange telephone companies. In addition, the Company is an investor in a cellular limited liability corporation in southern Minnesota and two RSAs (rural service areas) in northwestern Iowa. The Company also operates four cable television systems and resells long distance service.

                                     PART II

Item 7.  Continued

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

                                          Year Ended December 31
                               -----------------------------------------
                                   1997           1996           1995
                               -----------     ----------    -----------

       Local Network                 22.4%          22.0%          21.1%
       Network Access                50.6           53.0           52.2
       Billing and Collection         5.5            5.8            7.0
       Miscellaneous                  4.0            3.5            4.0
       Nonregulated                  17.5           15.7           15.7
                               -----------     ----------    -----------
                                    100.0%         100.0%         100.0%
                               ===========     ==========    ===========


                              1997 COMPARED TO 1996


The company accomplished record earnings for the year ending December 31, 1997. New highs were set for revenues and net income. Total operating revenues increased by $320,503, or 3.4%. The increased operating revenues were a result of increased local network and nonregulated revenues. Local network revenues are those revenues derived from providing basic telephone service and local private line. Nonregulated revenues include transport from toll cable, retail sales of telephone apparatus, cable television and long distance services. Local network revenues increased $106,158, or 5.2%, which can be attributed to access line growth of 700 lines, or an increase of 4.9%. Nonregulated revenues increased $223,859, or 15.3%. Increased customer premise sales, Internet activation and monthly service, and transport revenue accounts for approximately 75% of nonregulated revenue growth. The remaining growth is attributed to cable television and enhanced phone service monthly revenue.

Operating expenses increased by $181,619 or 3.2%. General and Administrative, as well as Other Operating Expenses, accounted for the increase in operating expenses in conjunction with a $161,449 decrease in depreciation. General and Administrative expenses increased $106,444 or 9.7%, which can be attributed to additional training and the company pursuing other business ventures to increase revenues and stockholder value. Other Operating Expenses increased $238,698 or 27.7%. This increase was due mainly to an increase of cost of goods sold, enhancements to our Internet system to accommodate the increase of approximately 500 subscribers during 1997, and additional marketing efforts associated with our new long distance service being offered. Depreciation decreased by $161,449 or 8.8%. The decrease was due to an unusually high amount of depreciation recorded for fiscal year ending December 31, 1996 for Western Telephone Co. due to the replacement of its central office equipment with a remote central office switch.

                                     PART II

Item 7.  Continued

Interest expense decreased $23,571 or 7.9% reflecting the reduction in long-term debt. Interest income increased $17,547 or 13.2%, which reflects an increase in cash available for investment opportunities. The company's cellular investment income increased $619,414 or 140.8%. This investment income is derived from the company's ownership interest in Midwest Wireless Communications L.L.C. Midwest Wireless owns and operates the five Southern Minnesota RSA's as well as the Rochester MSA. The Company's cellular interests contributed $1,059,486 or 22.1% of pre-tax income.

Income taxes increased $389,676 or 24.6%, with the effective tax rate increasing from 39.8% in 1996 to 41.3% in 1997.

The increases in operating revenues and other income reflect favorably upon the $409,740 or 17.1% increase in net income. The increase in net income reflects the company's continued steady revenue growth in excess of the company's growth in operating expenses.

                              1996 COMPARED TO 1995

The company once again experienced growth in income and operations. Total operating income for 1996 grew $217,018 or 6.2%, which corresponds favorably to revenue growth of $371,037 or 4.1%. The company's operations expanded through the purchase of cable television systems in Sanborn, Jeffers and Wabasso. The company's ownership of four Minnesota cellular partnerships was changed when five Southern Minnesota RSAs merged to form Midwest Wireless Communications L.L.C. The company is a 7.7% owner of Midwest Wireless Communications L.L.C. Midwest Wireless owns and operates the five Southern Minnesota RSAs as well as the Rochester MSA.

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

                                     PART II

Item 7.  Continued

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

Regulatory Matters

A bill passed in 1995 by the Minnesota legislature allows telephone companies serving less than 50,000 access lines to file an election to provide service under an alternate form of regulation. Under this election, a company would not be subject to a rate of return review by the State regulators, but in return, a company must agree not to increase rates, other than in extraordinary circumstances, for a two year period. New Ulm Telecom, Inc. and its subsidiary, Western Telephone Company, have both made the alternate rate regulation election as of January 1, 1996. Effective January 1, 1998 the companies would be able to increase local service rates without regulatory review, unless customers file a petition requesting such a review. Under Iowa law, Peoples Telephone Company is not subject to rate of return review.

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

Accounting Pronouncements

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Adoption of this standard had no effect on the Company's calculation of earnings per share.

                                     PART II

Item 7.  Continued

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will have no effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will have no effect on the Company's results of operations or financial position.

Year 2000 Conversion

The Company has addressed the issue facing all users of automated information systems whereby software used may not properly recognize and process information related to the year 2000. Main areas affected by this issue include central office switching equipment, customer billing records and accounting systems.

The Company has determined that all systems will be upgraded to be year 2000 compliant by the end of 1998. Based on current information the Company does not believe that conversion costs will have a material effect on operations.

Liquidity and Capital Resources

The Company had an increase in cash of $288,846 in 1997. Cash provided by operations was $3,863,992, or a decrease of $203,514 mainly due to an increase in cellular investment income.

During 1997, cash of $1,471,433 was used for plant additions. Cash distributions from the cellular partnerships were $289,731 in 1997, reflecting the strong performance of the cellular partnerships. The Company made additional cellular investments of $31,636 in 1997.

The Company continued to increase dividends paid to shareholders in 1997. The 1997 dividend of $1,715,130, which included a special dividend of $433,114 or $.25 per share, represented an increase of 52% over 1996.

The Company does not believe inflation had a material effect on the Company in 1997 or 1996.

In 1998, the Company is budgeting approximately $1,600,000 for plant additions. The Company will continue to look for investment opportunities in cable television and other areas. Management believes the Company will internally generate sufficient cash to meet its operating needs and sustain historical dividend levels.

The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate.

                                     PART II

Item 8.  Financial Statements and Supplementary Data





                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and
    Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



St. Paul, Minnesota
February 20, 1998                                      OLSEN THIELEN & CO., LTD.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                 1997           1996           1995
                                             -----------    -----------    -----------
OPERATING REVENUES:
       Local Network                         $ 2,161,847    $ 2,055,689    $ 1,895,517
       Network Access                          4,894,243      4,950,007      4,686,272
       Billing and Collection                    531,529        542,360        625,341
       Miscellaneous                             387,436        330,355        361,627
       Nonregulated                            1,691,672      1,467,813      1,406,430
                                             -----------    -----------    -----------
              Total Operating Revenues         9,666,727      9,346,224      8,975,187
                                             -----------    -----------    -----------

OPERATING EXPENSES:
       Plant Operations                        1,139,156      1,182,166      1,140,259
       Depreciation                            1,683,604      1,845,053      1,565,571
       Amortization                              113,776        113,776        113,776
       Customer                                  564,358        523,422        558,607
       General and Administrative              1,211,492      1,105,048      1,131,150
       Other Operating Expenses                1,100,414        861,716        967,799
                                             -----------    -----------    -----------
              Total Operating Expenses         5,812,800      5,631,181      5,477,162
                                             -----------    -----------    -----------

OPERATING INCOME                               3,853,927      3,715,043      3,498,025
                                             -----------    -----------    -----------

OTHER INCOME (EXPENSES):
       Interest Expense                         (274,748)      (298,319)      (321,775)
       Interest Income                           150,810        133,263        137,560
       Cellular Investment Income - Note 3     1,059,486        440,072        432,088
                                             -----------    -----------    -----------
              Other Income (Expenses), Net       935,548        275,016        247,873
                                             -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                     4,789,475      3,990,059      3,745,898

INCOME TAXES - Note 7                          1,976,220      1,586,544      1,491,105
                                             -----------    -----------    -----------

NET INCOME                                   $ 2,813,255    $ 2,403,515    $ 2,254,793
                                             ===========    ===========    ===========

BASIC NET INCOME PER SHARE                   $      1.62    $      1.39    $      1.30
                                             ===========    ===========    ===========

DIVIDENDS PER SHARE                          $       .99    $       .65    $       .58
                                             ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                        1997         1996
                                                    -----------   -----------

CURRENT ASSETS:
       Cash                                         $   906,716   $   617,870
       Certificates of Deposit                        2,000,000     1,900,000
       Receivables, Net of Allowance for Doubtful
              Accounts of $31,000 and $23,500           933,109       981,336
       Materials, Supplies and Inventories              488,770       357,900
       Prepaid Expenses                                  82,915        81,869
                                                    -----------   -----------
              Total Current Assets                    4,411,510     3,938,975
                                                    -----------   -----------

INVESTMENTS AND OTHER ASSETS:
       Excess of Cost Over Net Assets Acquired        3,674,010     3,787,786
       Notes Receivable                                  79,965        78,226
       Cellular Investments                           3,547,686     2,746,295
       Other                                            331,863       152,291
                                                    -----------   -----------
              Total Investments and Other Assets      7,633,524     6,764,598
                                                    -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
       Telecommunications Plant                      25,039,400    23,726,599
       Other Property and Equipment                   1,462,575     1,356,503
       Cable Television Plant                           762,048       753,054
                                                    -----------   -----------
              Total                                  27,264,023    25,836,156
       Less Accumulated Depreciation                 15,330,362    13,690,324
                                                    -----------   -----------
              Net Property, Plant and Equipment      11,933,661    12,145,832
                                                    -----------   -----------


TOTAL ASSETS                                        $23,978,695   $22,849,405
                                                    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               1997          1996
                                                           -----------   -----------
CURRENT LIABILITIES:
       Current Portion of Long-Term Debt                   $   366,666   $   366,666
       Accounts Payable                                        621,338       222,970
       Accrued Taxes                                            62,198        57,650
       Other Accrued Liabilities                               275,747       290,202
                                                           -----------   -----------
              Total Current Liabilities                      1,325,949       937,488
                                                           -----------   -----------


LONG-TERM DEBT - Note 6                                      3,666,666     4,033,334
                                                           -----------   -----------


DEFERRED CREDITS: - Note 7
       Income Taxes                                          1,467,487     1,439,279
       Investment Tax Credits                                   35,095        53,931
                                                           -----------   -----------
              Total Deferred Credits                         1,502,582     1,493,210
                                                           -----------   -----------


STOCKHOLDERS' EQUITY:  - Note 8
       Common Stock - $5.00 Par Value, 6,400,000
              Shares Authorized, 1,732,455 Shares Issued     8,662,275     8,662,275
       Retained Earnings                                     8,821,223     7,723,098
                                                           -----------   -----------
              Total Stockholders' Equity                    17,483,498    16,385,373
                                                           -----------   -----------


TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                $23,978,695   $22,849,405
                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   Common Stock
                                            ----------------------------     Retained
                                               Shares          Amount        Earnings
                                            ------------    ------------   ------------
BALANCE on December 31, 1994                     577,485    $  2,887,425   $ 10,982,109

       Net Income                                                             2,254,793
       Dividends                                                             (1,010,599)
                                            ------------    ------------   ------------

BALANCE on December 31, 1995                     577,485       2,887,425     12,226,303

       Three-for-One Stock Split - Note 8      1,154,970       5,774,850     (5,774,850)
       Net Income                                                             2,403,515
       Dividends                                                             (1,131,870)
                                            ------------    ------------   ------------

BALANCE on December 31, 1996                   1,732,455       8,662,275      7,723,098

       Net Income                                                             2,813,255
       Dividends                                                             (1,715,130)
                                            ------------    ------------   ------------

BALANCE on December 31, 1997                   1,732,455    $  8,662,275   $  8,821,223
                                            ============    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                    1997           1996           1995
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                $ 2,813,255    $ 2,403,515    $ 2,254,793
       Adjustments to Reconcile Net Income to Net
              Cash Provided By Operating Activities:
                    Depreciation and Amortization                  1,797,380      1,958,829      1,679,347
                    Cellular Investment Income                    (1,059,486)      (440,072)      (432,088)
                    (Increase) Decrease in:
                           Receivables                                46,926        199,981       (355,992)
                           Materials, Supplies and Inventories      (130,870)        12,562         31,574
                           Prepaid Expenses                           (1,046)         9,720        (15,108)
                    Increase (Decrease) in:
                           Accounts Payable                          398,368        (37,381)        64,531
                           Accrued Taxes                               4,548            278          2,775
                           Other Accrued Liabilities                 (14,455)        25,059         60,403
                           Deferred Income Taxes                      28,208        (30,511)        84,971
                           Deferred Investment Tax Credits           (18,836)       (34,474)       (44,947)
                                                                 -----------    -----------    -----------
                                 Net Cash Provided By
                                        Operating Activities       3,863,992      4,067,506      3,330,259
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to Property, Plant
              and Equipment, Net                                  (1,471,433)    (1,620,255)    (1,827,903)
       Change in Certificates of Deposit                            (100,000)      (500,000)      (786,666)
       Change in Notes Receivable                                       (438)       (57,026)         7,412
       Purchase of Cellular Investments                              (31,636)      (443,803)          --
       Distributions from Cellular Investments                       289,731        226,747        286,455
       Other, Net                                                   (179,572)        14,023        (23,514)
                                                                 -----------    -----------    -----------
              Net Cash Used In Investing Activities               (1,493,348)    (2,380,314)    (2,344,216)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal Payments of Long-Term Debt                         (366,668)      (366,667)      (366,667)
       Dividends                                                  (1,715,130)    (1,131,870)    (1,010,599)
                                                                 -----------    -----------    -----------
              Net Cash Used In
                    Financing Activities                          (2,081,798)    (1,498,537)    (1,377,266)
                                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      288,846        188,655       (391,223)

CASH at Beginning of Year                                            617,870        429,215        820,438
                                                                 -----------    -----------    -----------

CASH at End of Year                                              $   906,716    $   617,870    $   429,215
                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - The Company's principal line of business is providing local telephone service and access to long-distance telephone service through its local exchange network. The Company owns and operates three independent telephone companies serving six communities in southern Minnesota, one community in Iowa, and the adjacent rural areas. The Company also has investments in cellular entities and operates four cable television systems.

CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its eight wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

REGULATORY ACCOUNTING - The consolidated financial statements have been prepared in conformity with generally accepted accounting principles including certain accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). For example, the Company's financial statements are affected by depreciation rates prescribed by regulatory authorities, which may result in different depreciation rates then for an unregulated enterprise.

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

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 1997, 1996, and 1995 were 6.7%, 7.7%, and 6.9%. Other property is depreciated over estimated useful lives of three to fifteen years.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND OTHER ASSETS - The excess of cost over net assets of acquired companies is being amortized equally over forty years and is shown net of accumulated amortization of $877,031 and $763,255 at December 31, 1997 and 1996.

Investment in a cellular telephone limited liability corporation is recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses.

Cellular investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments which total $462,287. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

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

INCOME TAXES AND INVESTMENT TAX CREDITS - The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary difference that resulted in the net deferred tax liability is depreciation, which for tax purposes is determined based on accelerated methods and shorter lives. For financial statement purposes, deferred investment tax credits and excess deferred income taxes relating to depreciation of regulated assets are being amortized as a reduction of the provision for income taxes over the estimated useful or remaining lives of the related property, plant and equipment.

BASIC NET INCOME PER COMMON SHARE - Basic net income per common share is based on the weighted average number of shares outstanding of 1,732,455 shares during each of the three years presented.

RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income for either period.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CERTIFICATES OF DEPOSIT: The carrying amount approximates fair value because of the short maturity of those instruments.

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market price. The Company believes the original cost is not impaired at December 31, 1997.

LONG-TERM DEBT: The fair value of the Company's long term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 3 - CELLULAR INVESTMENTS

The cellular partnership investments consisted of investments in four rural service areas (RSAs) which were consolidated into one entity (Midwest Wireless Communications L.L.C.) on July 1, 1996. This entity provides cellular phone service to southern Minnesota. The Company's ownership in Midwest Wireless Communications L.L.C. is 7.7%. At December 31, 1997, the Company's total investment was $3,085,399 including cumulative earnings of $2,368,583 less distributions of $980,863. The Company believes that it has the ability to significantly influence the operating and financial policies of this corporation.

The difference between the carrying amount of the equity method investment and the underlying equity in its net assets is $765,214 as of December 31, 1997, net of accumulated amortization of $19,621. This amount is being amortized over 40 years. Amortization of $19,621 was included in cellular investment income in 1997.

Following is summarized financial information for this corporation:

                                      YEAR ENDED         Six Months Ended
                                   DECEMBER 31, 1997     December 31, 1996
                                   -----------------     -----------------

       Current Assets                $  13,622,176         $  6,211,038
       Non-current Assets               39,729,609           35,243,820
       Current Liabilities               8,403,886            4,299,058
       Non-current Liabilities          15,344,657           17,393,410
       Members' Equity                  29,603,242           19,762,390
       Revenues                         40,284,059           17,982,165
       Expenses                         26,660,623           13,970,615
       Net Income                       13,623,436            4,011,550

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SAVINGS PLAN

The Company has a 401(k) Employee Savings Plan in effect for employees who meet certain age and service requirements. The Company makes contributions of 50% of the employee's contribution up to 6% of compensation. In 1997, 1996, and 1995, the Company also made an additional discretionary contribution of 4% of the covered employees' compensation in addition to the matching amount. The Company's total contribution to the 401(k) plan was $93,302 in 1997, $89,507 in 1996, and $88,092 in 1995.


NOTE 5 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts are outstanding at December 31, 1997 under this line of credit.


NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                   1997           1996
                                                                -----------    -----------
Unsecured note payable by New Ulm Telecom, Inc.
to Phoenix Home Life Mutual Insurance Company
in quarterly installments of $65,000 plus 6.45%
interest through December 1, 2008.                              $ 2,860,000    $ 3,120,000

Unsecured note payable by Western Telephone Company,
a wholly owned subsidiary, to Phoenix Home Life Mutual
Insurance Company in quarterly installments of $18,333
plus 6.45% interest through December 1, 2008. The payment
of this note is guaranteed by New Ulm Telecom, Inc.                 806,665        880,000

Unsecured note payable by Peoples Telephone Company,
a wholly owned subsidiary, to Phoenix Home Life Mutual
Insurance Company in quarterly installments of $8,333
plus 6.45% interest through December 1, 2008. The payment
of this note is guaranteed by New Ulm Telecom, Inc.                 366,667        400,000
                                                                -----------    -----------
       Total                                                      4,033,332      4,400,000
Less Amount Due Within One Year                                     366,666        366,666
                                                                -----------    -----------

       Long-Term Debt                                           $ 3,666,666    $ 4,033,334
                                                                ===========    ===========

Principal payments required during the next five years are $366,666 annually. Cash payments for interest were $276,718 in 1997, $300,290 in 1996, and $323,745 in 1995.

The debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 1997, approximately $1,066,000 of consolidated retained earnings were available for dividends under these covenants.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                           1997          1996           1995
                                        -----------   -----------   -----------

Taxes Currently Payable:
       Federal                          $ 1,478,402   $ 1,239,127   $ 1,095,146
       State                                488,446       412,402       355,935
Deferred Income Taxes                        28,208       (30,511)       84,971
Amortization of Investment Tax Credits      (18,836)      (34,474)      (44,947)
                                        -----------   -----------   -----------

       Income Tax Expense               $ 1,976,220   $ 1,586,544   $ 1,491,105
                                        ===========   ===========   ===========

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                                1997     1996     1995
                                                ----     ----     ----
Statutory Tax Rate                              35.0%    35.0%    35.0%
Effect of:
       Surtax Exemption                         (1.0)    (1.0)    (1.0)
       State Income Taxes, Net of
              Federal Tax Benefit                6.7      6.7      6.7
       Amortization of Investment Tax Credits    (.4)     (.9)    (1.2)
       Other                                     1.0       --       .3
                                                ----     ----     ----
              Effective Tax Rate                41.3%    39.8%    39.8%
                                                ====     ====     ====

The components of deferred income taxes are as follows:

                                                   1997             1996
                                                ----------       ----------
Deferred Tax Liabilities:
       Depreciation                             $1,448,315       $1,408,139
       Other                                        19,172           31,140
                                                ----------       ----------
             Total                              $1,467,487       $1,439,279
                                                ==========       ==========

Cash payments for income taxes were $1,942,500 in 1997, $1,639,398 in 1996, and $1,477,000 in 1995.


NOTE 8 - COMMON STOCK

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

Item 10. Directors and Executive Officers of the Registrant


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management


Item 13. Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements
         Included in Part II of this report:
                                                                    Page Numbers
                                                                    ------------
         Independent Auditors' Report                                         11

         Consolidated Statement of Income for the Three
                Years Ended December 31, 1997, 1996 and 1995                  12

         Consolidated Balance Sheet at December 31, 1997
                and 1996                                                   13-14

         Consolidated Statement of Stockholders' Equity
                for the Three Years Ended December 31, 1997,
                1996 and 1995                                                 15

         Consolidated Statement of Cash Flows for the
                Three Years Ended December 31, 1997,
                1996 and 1995                                                 16

         Notes to Consolidated Financial Statements                        17-21

(a)2.    Financial Statement schedules:

         Separate financial statements of Midwest Wireless
         Communications L.L.C, a 50 percent or less owned equity
         method investment, are included as part of this report
         because this entity constitutes a "significant subsidiary"
         pursuant to the provisions of Regulation S-X, Article 3-09.       25-37

         Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

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

             21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 38.

             27       Financial data schedule

b)       Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEW ULM TELECOM, INC.
                                      (Registrant)

Date  March 30, 1998             By:  /s/ James Jensen
                                      ----------------------------------------
                                      James Jensen, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date  March 30, 1998             By:  /s/ R. T. Rodenberg
                                      ----------------------------------------
                                      R. T. Rodenberg, Chairman of the Board
                                                and Director

                                      /s/ Bill Otis
                                      ----------------------------------------
                                      Bill Otis, Executive Vice-President/
                                                Chief Operating Officer

                                      /s/ Mark Retzlaff
                                      ----------------------------------------
                                      Mark Retzlaff, Vice-President
                                                and Director

                                      /s/ Gary Nelson
                                      ----------------------------------------
                                      Gary Nelson, Secretary and Director

                                      /s/ Lavern Biebl
                                      ----------------------------------------
                                      Lavern Biebl, Treasurer and Director

                                      /s/ Chris Hopp
                                      ----------------------------------------
                                      Chris Hopp, Controller

                                      /s/ Rosemary Dittrich
                                      ----------------------------------------
                                      Rosemary Dittrich, Director

                                      /s/ Linus Grathwohl
                                      ----------------------------------------
                                      Linus Grathwohl, Director

                                      /s/ Perry Meyer
                                      ----------------------------------------
                                      Perry Meyer, Director

                                      /s/ Robert Ranweiler
                                      ----------------------------------------
                                      Robert Ranweiler, Director

                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.
                               d/b/a CELLULAR 2000

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers
Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000:

We have audited the accompanying statements of financial position of Midwest Wireless Communications L.L.C. d/b/a Cellular 2000 as of December 31, 1997 and 1996, and the related statements of operations, changes in members' equity and cash flows for the year ended December 31, 1997, and the period from July 1, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. d/b/a Cellular 2000 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, and the period from July 1, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 27, 1998

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 1997 AND 1996


                                     ASSETS                       1997         1996
                                                              -----------   -----------
Current assets:
       Cash and cash equivalents                              $ 2,063,280   $ 1,318,098
       Marketable securities                                    5,911,871          --
       Accounts receivable, less allowance for doubtful
              accounts of $360,122 and $139,996 in 1997 and
              1996, respectively                                4,548,991     4,139,568
       Inventories                                                770,617       425,266
       Other                                                      327,417       328,106
                                                              -----------   -----------

              Total current assets                             13,622,176     6,211,038

Property, cellular plant and equipment, net                    21,032,370    15,788,685
Investment in Switch 2000                                       1,466,820     1,949,279
FCC license, net                                               16,832,224    17,281,088
Other                                                             398,195       224,768
                                                              -----------   -----------

              Total assets                                    $53,351,785   $41,454,858
                                                              ===========   ===========


                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
       Current portion of long-term debt                        2,767,000     1,569,000
       Accounts payable                                         2,106,461       521,069
       Accrued commissions                                        649,891       821,311
       Accrued liabilities                                      2,880,534     1,387,678
                                                              -----------   -----------

              Total current liabilities                         8,403,886     4,299,058

Other liabilities                                                 195,247          --
Long-term debt                                                 15,149,410    17,393,410
                                                              -----------   -----------

              Total liabilities                                23,748,543    21,692,468

Members' equity                                                29,603,242    19,762,390
                                                              -----------   -----------

              Total liabilities and members' equity           $53,351,785   $41,454,858
                                                              ===========   ===========

The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JULY 1, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                   1997            1996
                                                (12 MONTHS)    (SIX MONTHS)

Operating revenues:
       Retail service                          $ 27,785,727    $ 11,043,039
       Roamer service                            10,374,827       5,824,188
       Equipment sales                            2,123,505       1,079,355
                                               ------------    ------------

                                                 40,284,059      17,946,582
                                               ------------    ------------

Operating expenses:
       Operations and maintenance                 8,464,911       4,259,858
       Cost of equipment sold                     2,988,131       1,598,400
       Depreciation                               3,068,687       1,245,068
       Amortization                                 448,864         210,861
       Selling, general and administrative        9,517,110       4,949,103
       Management fees                                 --           702,709
       Home roamer costs                            804,709         438,582
                                               ------------    ------------

                                                 25,292,412      13,404,581
                                               ------------    ------------

              Operating income                   14,991,647       4,542,001
                                               ------------    ------------

Other income (expense):
       Equity (loss) earnings on Switch 2000       (482,459)         35,583
       Interest expense                          (1,106,380)       (566,034)
       Interest income                              220,628            --
                                               ------------    ------------

                                                 (1,368,211)       (530,451)
                                               ------------    ------------

Net income                                     $ 13,623,436    $  4,011,550
                                               ============    ============


The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JULY 1, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                TOTAL
                                CAPITAL       ACCUMULATED      MEMBERS'
                             CONTRIBUTIONS      INCOME          EQUITY


Balance, June 30, 1996       $ 15,750,840    $       --      $ 15,750,840

Net income                           --         4,011,550       4,011,550
                             ------------    ------------    ------------

Balance, December 31, 1996     15,750,840       4,011,550      19,762,390

Redemption of units                (2,646)        (24,468)        (27,114)

Distributions to members             --        (3,755,470)     (3,755,470)

Net income                           --        13,623,436      13,623,436
                             ------------    ------------    ------------

Balance, December 31, 1997   $ 15,748,194    $ 13,855,048    $ 29,603,242
                             ============    ============    ============


The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JULY 1, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                                                         1997             1996
                                                                      (12 MONTHS)     (SIX MONTHS)
Cash flows from operating activities:
       Net income                                                    $ 13,623,436    $  4,011,550
       Adjustments to reconcile net income to net cash
                    provided by operating activities:
              Provision for bad debts                                     769,330         364,245
              Depreciation                                              3,068,687       1,245,068
              Amortization                                                448,864         210,861
              Equity loss (earnings) on investments in Switch 2000        482,459         (35,583)
              Accretion of discount                                      (106,506)           --
              Changes in assets and liabilities:
                    Accounts receivable                                (1,178,753)     (4,384,193)
                    Inventories                                          (345,351)       (425,266)
                    Accounts payable                                    1,166,996         324,740
                    Accrued liabilities                                 1,321,436       1,893,576
                    Other                                                 195,936        (106,518)
                                                                     ------------    ------------

              Net cash provided by operating activities                19,446,534       3,098,480
                                                                     ------------    ------------

Cash flows from investing activities:
       Payments for property, cellular plant and equipment             (7,893,976)     (2,466,775)
       Purchases of marketable securities                             (10,805,365)           --
       Proceeds received upon maturity of marketable securities         5,000,000            --
       Other                                                             (173,427)        (97,536)
                                                                     ------------    ------------

              Net cash used in investing activities                   (13,872,768)     (2,564,311)
                                                                     ------------    ------------

Cash flows from financing activities:
       Payments on long-term debt                                      (1,046,000)           --
       Distributions to members                                        (3,755,470)           --
       Redemption of units                                                (27,114)           --
                                                                     ------------    ------------

              Net cash used in financing activities                    (4,828,584)           --
                                                                     ------------    ------------

Net change in cash and cash equivalents                                   745,182         534,169

Cash and cash equivalents, beginning of period                          1,318,098         783,929
                                                                     ------------    ------------

Cash and cash equivalents, end of period                             $  2,063,280    $  1,318,098
                                                                     ============    ============

Supplemental disclosure:
       Cash paid during the year for interest                        $  1,116,505    $    328,520
                                                                     ============    ============

The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION:

       Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

       Effective June 29, 1996, pursuant to the Consolidation Agreement dated May 16, 1995, the following entities combined and contributed substantially all their assets and liabilities to the Company in exchange for all 1,000,000 ownership units of the Company: Cellular Seven Partnership, Hiawathaland Cellular Limited Partnership, Marshall Cellular Partnership, Minnesota RSA #9 Limited Partnership and Minnesota RSA #10 Limited Partnership (the Partnerships). Units were assigned to the Partnerships based upon their pro rata share of fair market values of the assets contributed as determined by an appraisal performed as of January 1, 1995. This transaction was accounted for using the pooling of interests method of accounting, and as such, the Company recorded the assets and liabilities contributed by the Partnerships at carrying value.

       Effective June 28, 1996, the Company acquired all the operating assets of Rochester Cellular Telephone Company, L.P. (RCTC) in exchange for cash totaling $18,846,000. This transaction was accounted for using the purchase method of accounting, and as such, the assets acquired, principally cellular plant and equipment and a FCC license, were recorded at fair value.

       ESTIMATES:

       The Company prepares its financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS:

       For the purpose of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

       MARKETABLE SECURITIES:

       Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for accretion of discounts computed under a method which approximates the interest method.

       The marketable securities have maturity dates ranging from January 1998 to August 1998. The market value approximated amortized cost at December 31, 1997. Unrealized gains and losses were not significant.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       CELLULAR TELEPHONE INVENTORIES:

       Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

       PROPERTY, CELLULAR PLANT AND EQUIPMENT:

       Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from three to fifteen years. Property, cellular plant and equipment consists of the following:

                                              1997                   1996


        Land                            $   1,212,608           $  1,188,840
        Plant in service                   29,184,958             20,915,824
        Plant under construction            1,273,872              1,254,402
                                        --------------          -------------

                                           31,671,438             23,359,066
        Less accumulated depreciation     (10,639,068)            (7,570,381)
                                        --------------          -------------

                                        $  21,032,370           $ 15,788,685
                                        ==============          =============

       At December 31, 1997 and 1996, accounts payable includes $418,396 and $53,276, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $151,361 and $81,396 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

       INCOME TAXES:

       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       ADVERTISING:

       Advertising costs are expensed as incurred. Total advertising expenses were $1,049,000 and $759,000 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       FEDERAL COMMUNICATIONS COMMISSION (FCC) LICENSE:

       The Company acquired a FCC license to provide cellular service in FCC market NO. 288B in conjunction with the purchase of the Rochester service area. This license was recorded at fair market value and is being amortized on a straight-line basis over 39 years.

       RECLASSIFICATIONS:

       Certain reclassifications have been made to 1996 amounts to conform to the 1997 presentation. These reclassifications had no effect on net income or members' equity.


2.     INVESTMENT IN SWITCH 2000:

       Switch 2000 L.L.C. (Switch 2000) is an entity that provides switching and interconnection services to the Company. As a result of the combination described in Note 1, the Company gained ownership and voting interests in Switch 2000 of 54.93% and 45.55%, respectively. Accordingly, this investment is accounted for using the equity method of accounting. Effective with the date of combination, the Company retroactively recorded its share of undistributed earnings of Switch 2000.

       Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 31, 1997. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 is required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company in 1997 were $119,000. The Company had management fees due from Switch 2000 of $18,000 as of December 31, 1997.

       Switch 2000, in turn, allocates management fees and certain other expenses, primarily network costs, to its owners, which include the Company. Amounts billed to the Company totaled approximately $2,879,000 and $2,101,000 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively. The Company had an amount due to Switch 2000 of $227,000 and $78,000 at December 31, 1997 and 1996,
       respectively.

       The change in the investment relates to the Company's proportionate ownership share of Switch 2000's net (loss) earnings. Switch 2000 had assets of $3,376,866 and $4,519,969 and liabilities of $708,893 and $971,309 at December 31, 1997 and 1996, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.     MEMBERS' CAPITAL:

       Members' capital includes capital contributions made by the members and the accumulated income resulting from operations. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the Agreement). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

       Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person as defined in the Agreement.


4.     DEBT:

       Long-term debt at December 31, 1997 and 1996 consists of a term note with principal and interest payable quarterly beginning June 30, 1997, with final maturity on March 31, 2004. The note bears interest at a rate equal to the bank's 30 day cost of funds plus 1.25%. This rate is reset on the first business day of each month and was 6.88% and 6.61% at December 31, 1997 and 1996, respectively. The Company has the option to fix the interest rate for periods of up to seven years at rates set forth in the Term Loan Agreement.

       The Term Loan Agreement contains covenants which restrict distributions to members and require the Company to maintain certain minimum levels of equity, as well as debt to operating cash flow and debt service ratios. Substantially all assets of the Company are pledged as collateral under the Agreement.

       Maturities of long-term debt are as follows:

                 1998                                $  2,767,000
                 1999                                   2,428,000
                 2000                                   2,628,000
                 2001                                   2,844,000
                 2002                                   3,080,000
              Thereafter                                4,169,410
                                                     -------------
                                                     $ 17,916,410
                                                     =============

       The Agreement also provides for a $10,000,000 line of credit expiring May 31, 1998, which is renewable at the option of the bank. This line of credit bears interest at the varying rates as defined in the Agreement. The Company had no amounts outstanding under this line of credit as of December 31, 1997 and 1996.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.     COMMITMENTS:

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows:

                  1998                                  $ 224,219
                  1999                                    200,069
                  2000                                    195,070
                  2001                                    168,627
                  2002                                    121,111
               Thereafter                                  55,585
                                                        ----------
                                                        $ 964,681
                                                        ==========

       Rental expense was $424,554 and $161,093 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

       The Company has entered into an agreement with a third party to purchase certain equipment in the amounts of $5,027,813 and $1,270,000 during 1998 and 1999, respectively.


6.     CELL SITE SHARING AGREEMENTS:

       Hiawathaland Limited Partnership, one of the combining entities described in Note 1, entered into an agreement in 1993 with a partnership located in Wisconsin, to jointly construct and operate common cellular base station facilities (Cell Sites) in Nelson, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share the costs to construct the Cell Sites, selected ongoing costs of operation and roamer revenues attributable to the Cell Sites. The term of the agreement is for a period of five years unless terminated by mutual agreement of the parties. Additionally, the agreement automatically renews for successive five-year terms unless either party gives prior notice of non-renewal.

       The Company has included its proportionate share of the assets, liabilities, revenues and expenses of the Cell Sites in these financial statements. As of December 31, 1997 and 1996, these assets were approximately $766,000 and $588,000 and liabilities were approximately $2,700 and $6,000, respectively. For the year ended December 31, 1997, and the six-month period ended December 31, 1996, these operating revenues were approximately $521,000 and $279,000 and expenses were $165,000 and $77,000, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.     MANAGEMENT OF THE COMPANY:

       Under an agreement effective October 25, 1995, the Company contracted with Pacific Telecom Cellular, Inc. (the Manager), formerly North-West Cellular, Inc., to construct, operate and manage the cellular system. All services were provided at cost, including reasonable and necessary overhead expenses of the Manager.

       The management agreement provides for payment of a monthly management fee equal to 3.75% of adjusted income (as defined in the agreement) plus 3.25% of adjusted retail revenue. The agreement expired on December 31, 1996, and was not renewed. During 1997, the Company performed the services formerly provided by the Manager. In 1996, the Manager also engaged other parties, including its affiliates, to provide goods or services directly to the Company. The amount of goods and services provided by the Manager and its affiliates totaled approximately $4,080,000 for the six-month period ended December 31, 1996. Accounts payable includes approximately $248,000 due to the Manager and its affiliates at December 31, 1996. At December 31, 1996, the Manager had collected $468,000 of roamer receivables subsequently remitted to the Company.


8.     CONCENTRATION OF CREDIT RISK:

       The Company provides cellular service and sells cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.


9.     EMPLOYEE BENEFITS:

       Effective September 1, 1996, the Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k)
       Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of a matching contribution component and a profit sharing component. Participating employees may contribute a maximum of 15% of their annual compensation and the Company will match between 33.33% and 75% of the participant contribution. An eligible employee may begin participating in the plan on the first day of the plan fiscal quarter after date of employment. Company contributions are 100% vested after one year of participation. Employer contributions to this component of the plan were $91,968 and $5,867 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively. The profit sharing component of the plan allows for an annual discretionary contribution to the tax deferred accounts of all eligible employees. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $118,411 and $0 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
d/b/a CELLULAR 2000
NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.     EMPLOYEE BENEFITS, CONTINUED:

       Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. During 1997, the Company recognized $195,247 in compensation expense related to the Plan.