Form 10-Q
period 1998-03-31
NEW ULM TELECOM INC
filed 1998-05-14
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

                          PART I. FINANCIAL INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM I. FINANCIAL STATEMENTS

                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                     MARCH 31,      DECEMBER 31,
                                                       1998             1997
                                                   -----------      ------------
CURRENT ASSETS:
   Cash                                            $ 1,786,379      $   906,716
   Certificates of Deposit                           1,702,486        2,000,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $19,551 and $31,000        1,149,287          933,109
   Inventories                                         469,717          488,770
   Prepaid Expenses                                     68,564           82,915
                                                   -----------      -----------
     Total Current Assets                            5,176,433        4,411,510
                                                   -----------      -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired           3,645,564        3,674,010
   Notes Receivable, Less Current Portion
     of $5,507 and $4,745                               77,968           79,965
   Cellular Investments                              3,671,016        3,547,686
   Other                                               331,864          331,863
                                                   -----------      -----------
     Total Investments and Other Assets              7,726,412        7,633,524
                                                   -----------      -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                         25,271,366       25,039,400
   Other Property & Equipment                        1,487,824        1,462,575
   Cable Television Plant                              762,048          762,048
                                                   -----------      -----------
     Total                                          27,521,238       27,264,023
   Less Accumulated Depreciation                    15,786,749       15,330,362
                                                   -----------      -----------
     Net Property, Plant & Equipment                11,734,489       11,933,661
                                                   -----------      -----------

TOTAL ASSETS                                       $24,637,334      $23,978,695
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                       MARCH 31,    DECEMBER 31,
                                                         1998            1997
                                                     -----------     -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                 $   366,666     $   366,666
   Accounts Payable                                      583,921         621,338
   Accrued Income Taxes                                  366,085             772
   Other Accrued Taxes                                    68,215          62,198
   Other Accrued Liabilities                             251,841         274,975
                                                     -----------     -----------
      Total Current Liabilities                        1,636,728       1,325,949
                                                     -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                   3,575,000       3,666,666
                                                     -----------     -----------

DEFERRED CREDITS:
   Income Taxes                                        1,467,487       1,467,487
   Investment Tax Credits                                 32,093          35,095
                                                     -----------     -----------
      Total Deferred Credits                           1,499,580       1,502,582
                                                     -----------     -----------

STOCKHOLDER'S EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                      8,662,275       8,662,275
   Retained Earnings                                   9,263,751       8,821,223
                                                     -----------     -----------
      Total Stockholder's Equity                      17,926,026      17,483,498
                                                     -----------     -----------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                           $24,637,334     $23,978,695
                                                     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                              1998                      1997
                                           -----------              -----------
OPERATING REVENUES:
   Local Network                           $   551,668              $   528,417
   Network Access                            1,300,412                1,342,755
   Billing and Collection                      141,077                  145,736
   Miscellaneous                                95,832                  105,833
   Nonregulated                                496,111                  368,607
                                           -----------              -----------
      Total Operating Revenue                2,585,100                2,491,348
                                           -----------              -----------

OPERATING EXPENSES:
   Plant Operations                            258,494                  255,710
   Depreciation                                458,267                  440,314
   Amortization                                 28,444                   28,444
   Customer                                    135,265                  144,855
   General and Administrative                  318,809                  288,214
   Other Operating Expenses                    318,219                  232,961
                                           -----------              -----------
      Total Operating Expenses               1,517,498                1,390,498
                                           -----------              -----------

OPERATING INCOME                             1,067,602                1,100,850
                                           -----------              -----------

OTHER (EXPENSES) INCOME:
   Interest Expense                            (64,698)                 (71,006)
   Interest Income                              45,331                   42,944
   Cellular Partnership Income                 295,095                  133,500
                                           -----------              -----------
      Total Other Income, Net                  275,728                  105,438
                                           -----------              -----------

INCOME BEFORE INCOME TAXES                   1,343,330                1,206,288

INCOME TAXES                                   554,311                  495,986
                                           -----------              -----------

NET INCOME                                 $   789,019              $   710,302
                                           ===========              ===========

NET INCOME PER SHARE - NOTE 2              $      0.46              $      0.41
                                           ===========              ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           COMMON STOCK               RETAINED
                                     SHARES            AMOUNT         EARNINGS
                                   ----------        ----------      ----------
BALANCE on December 31, 1996        1,732,455        $8,662,275      $7,723,098

Net Income                                                            2,813,255
Dividends                                                            (1,715,130)

                                   ----------        ----------      ----------
BALANCE on December 31, 1997        1,732,455        $8,662,275      $8,821,223

Net Income                                                              789,019
Dividends                                                              (346,491)
                                   ----------        ----------      ----------
BALANCE on March 31, 1998           1,732,455        $8,662,275      $9,263,751
                                   ==========        ==========      ==========

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                  1998              1997
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $   789,019       $   710,302
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                         486,711           468,758
            Cellular Partnerships Income                         (295,095)         (133,500)
           (Increase) Decrease in:
             Receivables                                         (215,416)           29,909
             Inventories                                           19,053           (39,614)
             Prepaid Expenses                                      14,351            23,773
           Increase (Decrease) in:
             Accounts Payable                                     (37,417)          (69,930)
             Accrued Income Taxes                                 365,313           330,696
             Other Accrued Taxes                                    6,017            (8,225)
             Other Accrued Liabilities                            (23,134)           (7,601)
             Deferred Investment Tax Credits                       (3,002)           (4,709)
                                                              -----------       -----------
               Net Cash Provided by Operating Activities        1,106,400         1,299,859
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                 (259,093)         (134,769)
   Change in Notes Receivable                                       1,235            (1,612)
   Cellular Investments                                           171,765            62,511
   Other, Net                                                          (1)           (3,920)
                                                              -----------       -----------
               Net Cash Used in Investing Activities              (86,094)          (77,790)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                           (91,666)          (91,667)
   Change in Temporary Cash Investments                           297,514          (300,000)
   Dividends Paid                                                (346,491)         (311,842)
                                                              -----------       -----------
               Net Cash Used in Financing Activities             (140,643)         (703,509)
                                                              -----------       -----------


NET INCREASE (DECREASE) IN CASH                                   879,663           518,560

CASH
   AT BEGINNING OF PERIOD                                         906,716           617,870
                                                              -----------       -----------

CASH
   AT END OF PERIOD                                           $ 1,786,379       $ 1,136,430
                                                              ===========       ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ending March 31, 1998 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1998 and 1997 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:     1998           1997
                                            --------       --------
                  Interest                  $ 65,191       $ 71,498
                  Income Taxes              $175,000       $155,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
                      THE THREE M0NTHS ENDED MARCH 31, 1997

The increase in total operating revenues was $93,752 or 3.8%. Nonregulated revenue was the largest contributor to this increase. These revenues grew 34.6% over the revenues recorded for the first quarter ending March 31, 1997. The increase of $127,504 was due mainly to our success with cable television, Internet services, increased sales of customer premise equipment and increased market share of our long distance service, which was introduced during the third quarter of 1997. Local network saw a slight increase of 4.4%, which can be credited to an increase in Centrex service. Network Access decreased 3.2%, which can be attributed to a reduction in access charges charged to interexchange carriers.

Total operating expenses increased by $127,000 or 9.1%. Other operating expenses were responsible for 67.1% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services and an increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $6,308 due to a decrease in long-term debt outstanding. Interest income increased by $2,387 reflecting larger amounts of funds available for investment and favorable interest rates. The investment in Midwest Wireless continues to be a strong performer, which can be evidenced by the 121% or $161,575 increase.

Net income increased by $78,717 or 11.1%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash of $879,663 for the quarter resulting in a balance of $1,786,379 as of March 31, 1998.

The Company is budgeting approximately $1,600,000 for 1998 plant additions. The Company intends to use internal funds for all of the 1998 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated: May 11, 1998           By       \s\ James P. Jensen
                                           James P. Jensen, President


Dated: May 11, 1998           By        \s\ Bill Otis
                                            Bill Otis, Executive Vice-President