Form 10-Q
period 1998-06-30
NEW ULM TELECOM INC
filed 1998-08-10
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 EXCHANGE ACT
            For the transition period from __________ to __________.

                          Commission File Number 0-3024

                              New Ulm Telecom, Inc.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

                Minnesota                                41-0440990
                ---------                                ----------
(State or jurisdiction of incorporation)   (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
                  --------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                        ---------------------------------
                         (Registrant's telephone number)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455 .

                              NEW ULM TELECOM, INC.

                                    CONTENTS


                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Unaudited Consolidated Balance Sheets                     3-4

              Unaudited Consolidated Statements of
                Income                                                  5

              Unaudited Consolidated Statements of
                Stockholders' Equity                                    6

              Unaudited Consolidated Statements of
                Cash Flows                                              7

              Notes to Unaudited Consolidated
                Financial Statements                                    8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION                                  9-10

PART II. OTHER INFORMATION                                              10-11

                          PART I. FINANCIAL INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      JUNE 30,         DECEMBER 31,
                                                        1998               1997
                                                   -------------      -------------
CURRENT ASSETS:
   Cash                                            $     505,367      $     906,716
   Certificates of Deposit                             2,302,486          2,000,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $26,979 and $31,000          1,297,284            933,109
   Inventories                                           560,999            488,770
   Prepaid Expenses                                       64,302             82,915
                                                   -------------      -------------
     Total Current Assets                              4,730,438          4,411,510
                                                   -------------      -------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired             3,617,121          3,674,010
   Notes Receivable, Less Current Portion
     of $5,403 and $4,745                                 77,722             79,965
   Cellular Investments                                3,888,739          3,547,686
   Other                                                 331,916            331,863
                                                   -------------      -------------
     Total Investments and Other Assets                7,915,498          7,633,524
                                                   -------------      -------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                           25,517,094         25,039,400
   Other Property & Equipment                          1,518,564          1,462,575
   Cable Television Plant                                762,048            762,048
                                                   -------------      -------------
     Total                                            27,797,706         27,264,023
   Less Accumulated Depreciation                      16,249,453         15,330,362
                                                   -------------      -------------
     Net Property, Plant & Equipment                  11,548,253         11,933,661
                                                   -------------      -------------

TOTAL ASSETS                                       $  24,194,189      $  23,978,695
                                                   =============      =============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         JUNE 30,         DECEMBER 31,
                                                          1998                1997
                                                      -------------      -------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                  $     366,666      $     366,666
   Accounts Payable                                         234,445            622,110
   Other Accrued Taxes                                       66,487             62,198
   Other Accrued Liabilities                                238,504            274,975
                                                      -------------      -------------
      Total Current Liabilities                             906,102          1,325,949
                                                      -------------      -------------

LONG-TERM DEBT, LESS CURRENT PORTION                      3,483,334          3,666,666
                                                      -------------      -------------

DEFERRED CREDITS:
   Income Taxes                                           1,467,487          1,467,487
   Investment Tax Credits                                    29,090             35,095
                                                      -------------      -------------
      Total Deferred Credits                              1,496,577          1,502,582
                                                      -------------      -------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                         8,662,275          8,662,275
   Retained Earnings                                      9,645,901          8,821,223
                                                      -------------      -------------
      Total Stockholders' Equity                         18,308,176         17,483,498
                                                      -------------      -------------


TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                            $  24,194,189      $  23,978,695
                                                      =============      =============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                             JUNE 30,                         JUNE 30,
                                      1998             1997             1998             1997
                                  ------------     ------------     ------------     ------------
OPERATING REVENUES:
   Local Network                  $    561,465     $    530,493     $  1,113,133     $  1,058,910
   Network Access                    1,287,604        1,169,081        2,588,016        2,511,836
   Billing and Collection              126,694          135,120          267,771          280,856
   Miscellaneous                       115,739           89,330          211,571          195,163
   Nonregulated                        506,901          457,494        1,003,012          826,101
                                  ------------     ------------     ------------     ------------
      Total Operating Revenue        2,598,403        2,381,518        5,183,503        4,872,866
                                  ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Plant Operations                    326,750          273,825          585,244          529,535
   Depreciation                        458,268          440,315          916,535          880,629
   Amortization                         28,444           38,253           56,888           66,697
   Customer                            130,000          136,704          265,265          281,559
   General and Administrative          352,720          294,386          671,529          582,600
   Other Operating Expenses            307,450          290,690          625,669          523,651
                                  ------------     ------------     ------------     ------------
      Total Operating Expenses       1,603,632        1,474,173        3,121,130        2,864,671
                                  ------------     ------------     ------------     ------------

OPERATING INCOME                       994,771          907,345        2,062,373        2,008,195
                                  ------------     ------------     ------------     ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                    (63,382)         (69,204)        (128,080)        (140,210)
   Interest Income                      41,944           36,726           87,275           79,670
   Cellular Partnership Income         268,549          156,187          563,644          289,687
                                  ------------     ------------     ------------     ------------
      Total Other Income, Net          247,111          123,709          522,839          229,147
                                  ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES           1,241,882        1,031,054        2,585,212        2,237,342

INCOME TAXES                           513,241          427,396        1,067,552          923,382
                                  ------------     ------------     ------------     ------------

NET INCOME                        $    728,641     $    603,658     $  1,517,660     $  1,313,960
                                  ============     ============     ============     ============

NET INCOME PER SHARE - NOTE 2     $       0.42     $       0.35     $       0.88     $       0.76
                                  ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                         COMMON STOCK               RETAINED
                                    SHARES           AMOUNT         EARNINGS
                                  ----------       ----------      ----------

BALANCE on December 31, 1996       1,732,455       $8,662,275      $7,723,098

Net Income                                                          2,813,255
Dividends                                                          (1,715,130)

                                  ----------       ----------      ----------
BALANCE on December 31, 1997       1,732,455       $8,662,275      $8,821,223

Net Income                                                          1,517,660
Dividends                                                            (692,982)

                                  ----------       ----------      ----------
BALANCE on June 30, 1998           1,732,455       $8,662,275      $9,645,901
                                  ==========       ==========      ==========

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                  1998             1997
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $ 1,517,660       $ 1,313,960
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                         973,423           947,326
            Cellular Partnerships Income                         (563,644)         (289,687)
           (Increase) Decrease in:
             Receivables                                         (363,517)         (237,637)
             Inventories                                          (72,229)         (152,148)
             Prepaid Expenses                                      18,613            25,049
           Increase (Decrease) in:
             Accounts Payable                                    (387,665)           98,069
             Other Accrued Taxes                                    4,289               199
             Other Accrued Liabilities                            (36,471)          (24,160)
             Deferred Investment Tax Credits                       (6,005)           (9,418)
                                                              -----------       -----------
               Net Cash Provided by Operating Activities        1,084,454         1,671,553
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                 (531,126)         (485,261)
   Change in Notes Receivable                                       1,585              (543)
   Cellular Investments                                           222,591            62,511
   Change in Temporary Cash Investments                          (302,486)          300,000
   Other, Net                                                         (53)         (121,162)
                                                              -----------       -----------
               Net Cash Used in Investing Activities             (609,489)         (244,455)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                          (183,332)         (183,334)
   Dividends Paid                                                (692,982)       (1,056,798)
                                                              -----------       -----------
               Net Cash Used in Financing Activities             (876,314)       (1,240,132)
                                                              -----------       -----------


NET INCREASE (DECREASE) IN CASH                                  (401,349)          186,966

CASH
   AT BEGINNING OF PERIOD                                         906,716           617,870
                                                              -----------       -----------

CASH
   AT END OF PERIOD                                           $   505,367       $   804,836
                                                              ===========       ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of JUNE 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the six months ended JUNE 30, 1998 and 1997.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ending June 30, 1998 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1998 and 1997 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:           1998            1997
                                               ----------      ----------

                 Interest                      $  129,066      $  141,196
                 Income taxes                   1,194,000       1,081,500

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                              Results of Operations

  SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

The increase in total operating revenues was $310,637 or 6.4%. Local network saw an increase of 5.1% due to an increase in Centrex service. Network Access increased 3.0%, which can be attributed to an increase in minutes of use billed to interexchange carriers. Nonregulated revenue continues to show strong growth. These revenues grew 21.4% over the revenues recorded for the same period in 1997. The increase of $176,911 is the result of our success with cable television, Internet services, increased sales of customer premise equipment and increased market share of our long distance service, which was introduced during the third quarter of 1997.

Total operating expenses increased by $256,459 or 9.0%. General and Administrative expenses were responsible for 34.7% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Other operating expenses were responsible for 39.8% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our Nonregulated services and increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $12,130 due to a decrease in long-term debt outstanding. Interest income increased by $7,605 reflecting larger amounts of funds available for investment. The investment in Midwest Wireless continues to be a strong performer, which is reflected by a 94.6% or $273,957 increase.

Net income increased by $203,700 or 15.5%.

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS
                              ENDED JUNE 30, 1997

The increase in total operating revenues was $216,885 or 9.1%. Local network saw an increase of 5.8% due to an increase in Centrex service. Network Access increased 10.1%, which can be attributed to an increase in minutes of use billed to interexchange carriers. Nonregulated revenue showed a 10.8% growth in the second quarter of 1998. This increase of $49,407 is attributed to our success with cable television, Internet services, increased sales of customer premise equipment and increased market share of our long distance service, which was introduced in the third quarter of 1997.

Total operating expenses increased by $129,459 or 8.8%. Plant Operations increased $52,975 or 19%, which can be attributed to increased labor and materials due to storms and maintenance of existing facilities. General and Administrative expenses were responsible for 45.1% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Other operating expenses were responsible for 13.0% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our Nonregulated services and increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $5,822 due to a decrease in long-term debt outstanding. Interest income increased by $5,218 reflecting larger amounts of funds available for investment. The investment in Midwest Wireless continues its strong performance record, which is reflected by a 71.9% or $112,362 increase.

Net income increased by $124,983 or 20.7%.

                         Liquidity and Capital Resources

The Company had a decrease in cash of $401,349 for the quarter resulting in a balance of $505,367 as of June 30, 1998. Cash invested in Certificates of Deposit at June 30, 1998 was $2,302,486, which is an increase of $302,486 over the balance at December 31, 1997. Working Capital increased $738,775 from December 31, 1997, which was $3,085,561. This increase can be attributed to a decrease in accounts payable of $387,665 and an increase in receivables of $364,175.

The Company is budgeting approximately $1,600,000 for 1998 plant additions. The Company intends to use internal funds for all of the 1998 expenditures. Management believes the Company will be able to generate sufficient cash internally from operations to meet its operating needs and sustain its historical dividend levels.


                           PART II. OTHER INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEMS 1-3. Not applicable.

ITEM 4. Submission of matters to a vote of Security Holders

The annual meeting of shareholders of the registrant was held May 7, 1998 in New Ulm, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 1,732,455 of which 1,356,275 were present either in person or by proxy. Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director                   For          Against          Abstain
--------                   ---          -------          -------

Lavern Biebl            1,349,412                         1,463
James Jensen            1,365,612                         1,463
Perry Meyer             1,349,772                         1,103

The Board members continuing and whose terms expire at subsequent annual meetings are as follows:

1999 Annual Meeting                  2000 Annual Meeting
-------------------                  -------------------

Robert Ranweiler                     Rosemary Dittrich
Mark Retzlaff                        Linus Grathwohl
Richard Rodenberg                    Gary Nelson

The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 1999, by a vote of 1,352,882 for, 1,503 against and 1,890 abstained.

ITEM 5. Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended June 30, 1998.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          NEW ULM TELECOM, INC.
                                             (Registrant)



Dated: July 31, 1998                     By  /s/ James P. Jensen
                                            ------------------------------------
                                             James P. Jensen, President



Dated: July 31, 1998                     By  /s/ Bill Otis
                                            ------------------------------------
                                             Bill Otis, Executive Vice-President