Form 10-Q
period 1998-09-30
NEW ULM TELECOM INC
filed 1998-11-10
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 EXCHANGE ACT
                 For the transition period from       to        .

                 Commission File Number             0-3024

                              New Ulm Telecom, Inc.
                              ---------------------
       (Exact name of small business issuer as specified in its charter.)

              Minnesota                                       41-0440990
              ---------                                       ----------
 (State or jurisdiction of incorporation)   (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
                  --------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                                 --------------
                           (Issuer's telephone number)

            Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]       No [ ]


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

                          PART I. FINANCIAL INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS



                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1998           1997
                                               ------------   -----------
CURRENT ASSETS:
   Cash                                        $  1,106,568   $   906,716
   Certificates of Deposit                        1,400,000     2,000,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $27,302 and $31,000     1,153,950       933,109
   Inventories                                      411,989       488,770
   Prepaid Expenses                                  38,024        82,915
                                                -----------   -----------
     Total Current Assets                         4,110,531     4,411,510
                                                -----------   -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired        3,588,677     3,674,010
   Notes Receivable, Less Current Portion
     of $5,174 and $4,745                           776,516        79,965
   Cellular Investments                           4,265,667     3,547,686
   Other                                            294,020       331,863
                                                -----------   -----------
     Total Investments and Other Assets           8,924,880     7,633,524
                                                -----------   -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                      25,903,415    25,039,400
   Other Property & Equipment                     1,527,591     1,462,575
   Cable Television Plant                           762,534       762,048
                                                -----------   -----------
     Total                                       28,193,540    27,264,023
   Less Accumulated Depreciation                 16,694,492    15,330,362
                                                -----------   -----------
     Net Property, Plant & Equipment             11,499,048    11,933,661
                                                -----------   -----------

TOTAL ASSETS                                    $24,534,459   $23,978,695
                                                ===========   ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1998          1997
                                                   -----------   -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt               $   366,666   $   366,666
   Accounts Payable                                    217,072       622,110
   Other Accrued Taxes                                  54,889        62,198
   Other Accrued Liabilities                           287,644       274,975
                                                   -----------   -----------
      Total Current Liabilities                        926,271     1,325,949
                                                   -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION                 3,391,667     3,666,666
                                                   -----------   -----------

DEFERRED CREDITS:
   Income Taxes                                      1,467,487     1,467,487
   Investment Tax Credits                               26,088        35,095
                                                   -----------   -----------
      Total Deferred Credits                         1,493,575     1,502,582
                                                   -----------   -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                    8,662,275     8,662,275
   Retained Earnings                                10,060,671     8,821,223
                                                   -----------   -----------
      Total Stockholders' Equity                    18,722,946    17,483,498
                                                   -----------   -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $24,534,459   $23,978,695
                                                   ===========   ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                    1998          1997           1998            1997
                                -----------   -----------    -----------    ------------
OPERATING REVENUES:

  Local Network                 $   559,636    $   532,580    $ 1,672,769    $ 1,591,490
  Network Access                  1,348,749      1,292,534      3,936,765      3,804,370
  Billing and Collection            124,022        129,580        391,793        410,436
  Miscellaneous                      94,174         92,062        305,745        287,225
  Nonregulated                      484,699        425,119      1,487,711      1,251,220
                                -----------    -----------    -----------    -----------
    Total Operating Revenue       2,611,280      2,471,875      7,794,783      7,344,741
                                -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Plant Operations                  366,641        303,971        951,885        833,506
  Depreciation                      458,266        440,662      1,374,801      1,321,291
  Amortization                       28,444         28,445         85,332         85,332
  Customer                          118,947        132,326        384,212        413,885
  General and Administrative        325,885        264,428        997,414        847,028
  Other Operating Expenses          271,908        256,474        897,577        780,125
                                -----------    -----------    -----------    -----------
    Total Operating Expense       1,570,091      1,426,306      4,691,221      4,281,167
                                -----------    -----------    -----------    -----------

OPERATING INCOME                  1,041,189      1,045,569      3,103,562      3,063,574
                                -----------    -----------    -----------    -----------

OTHER (EXPENSES) INCOME:
  Interest Expense                  (61,847)       (67,913)      (189,927)      (208,123)
  Interest Income                    42,240         33,345        129,515        113,015
  Cellular Partnership Income       265,094        204,644        828,738        484,521
                                -----------    -----------    -----------    -----------
    Total Other Income, Net         245,487        170,076        768,326        389,413
                                -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES        1,286,676      1,215,645      3,871,888      3,452,987

INCOME TAXES                        525,415        494,703      1,592,967      1,418,085
                                -----------    -----------    -----------    -----------

NET INCOME                      $   761,261    $   720,942    $ 2,278,921    $ 2,034,902
                                ===========    ===========    ===========    ===========

NET INCOME PER SHARE - NOTE 2   $      0.44    $      0.42    $      1.32    $      1.17
                                ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







                                        COMMON STOCK           RETAINED
                                   SHARES         AMOUNT       EARNINGS
                                -------------  -----------  ------------

BALANCE on December 31, 1996      1,732,455    $ 8,662,275   $ 7,723,098

Net Income                                                     2,813,255
Dividends                                                     (1,715,130)

                                -----------    -----------   -----------
BALANCE on December 31, 1997      1,732,455    $ 8,662,275   $ 8,821,223

Net Income                                                     2,278,921
Dividends                                                     (1,039,473)

                                -----------    -----------   -----------
BALANCE on September 30, 1998     1,732,455    $ 8,662,275   $10,060,671
                                ===========    ===========   ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                               1998            1997
                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $2,278,921     $2,034,902
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                    1,460,134      1,406,623
            Cellular Partnerships Income                      (828,738)      (484,521)
           (Increase) Decrease in:
             Receivables                                      (220,412)      (222,104)
             Inventories                                        76,781       (111,262)
             Prepaid Expenses                                   44,891         58,030
           Increase (Decrease) in:
             Accounts Payable                                 (405,038)       311,348
             Other Accrued Taxes                                (7,309)       (16,883)
             Other Accrued Liabilities                          12,669         24,503
             Deferred Investment Tax Credits                    (9,007)       (14,128)
                                                            -----------    -----------
               Net Cash Provided by Operating Activities     2,402,892      2,986,508
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (940,188)    (1,097,497)
   Change in Notes Receivable                                 (696,980)        (3,619)
   Cellular Investments                                        110,757         62,510
   Change in Temporary Cash Investments                        600,000        600,000
   Other, Net                                                   37,843       (143,624)
                                                           -----------    -----------
               Net Cash Used in Investing Activities          (888,568)      (582,230)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                       (274,999)      (275,000)
   Dividends Paid                                           (1,039,473)    (1,368,639)
                                                           -----------    -----------
               Net Cash Used in Financing Activities        (1,314,472)    (1,643,639)
                                                           -----------    -----------


NET INCREASE (DECREASE) IN CASH                                199,852        760,639

CASH
   AT BEGINNING OF PERIOD                                      906,716        617,870
                                                           -----------    -----------

CASH
   AT END OF PERIOD                                        $ 1,106,568    $ 1,378,509
                                                           ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of SEPTEMBER 30, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the nine months ended SEPTEMBER 30, 1998 and 1997.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the period ending September 30, 1998 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON STOCK

Net income per common share for 1998 and 1997 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
            Cash paid during the period for:                  1998        1997
                                                          ----------  ---------

                        Interest                          $  191,405  $  209,599
                        Income taxes                       1,692,500   1,461,500

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The increase in total operating revenues was $450,042 or 6.1%. Local network saw an increase of 5.1% due to an increase in Centrex service and the number of access lines. An increase in minutes of use billed to interexchange carriers is responsible for a 3.5% increase in network access revenues. Nonregulated revenue continues to show strong growth. These revenues grew 18.9% over the revenues recorded for the same period in 1997. The increase, of $236,491, is the result of our success with cable television, Internet services, increased sales of customer premise equipment and increased market share of our long distance service, which was introduced during the third quarter of 1997.

Total operating expenses increased by $410,054 or 9.6%. General and Administrative expenses were responsible for 36.7% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Plant operations expenses were accountable for 28.9% of the increase in operating expenses. This increase is primarily the result of increased labor and associated expenses caused by a July 20, 1998 storm. Other operating expenses were responsible for 28.6% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services and increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $18, 196 due to a decrease in long-term debt outstanding. Interest income increased by $16,500 reflecting larger amounts of funds available for investment. Cellular partnership income increased $344,217 or 71%, as the investment in Midwest Wireless continues to be a strong performer.

Net income increased by $244,019 or 12.0%.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The increase in total operating revenues was $139,405 or 5.6%. Local network saw an increase of 5.1% due to an increase in Centrex service and the number or access lines. An increase in minutes of use billed to interexchange carriers is responsible for a 4.4% increase in network access revenues. Nonregulated revenue continues to show strong growth. These revenues grew 14% over the revenues recorded for the same period in 1997. The increase of $59,580 is the result of our success with cable television, Internet service, increased sales of customer premise equipment and increased market share of our long distance service, which was introduced during the third quarter of 1997.

Total operating expenses increased by $143,785 or 10.1%. General and Administrative expenses were responsible for 42.7% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Plant operation expenses were accountable for 43.6% of the increase in operating expenses. This is primarily the result of increase labor and associated expenses caused by a July 20, 1998 storm. Other operating expenses were responsible for 10.7% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services and increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $6,066 due to a decrease in long-term debt outstanding. Interest income increased by $8,895 reflecting larger amounts of funds available for investment. Celluar partnership income increased $60,450 or 29.5%, as the investment in Midwest Wireless continues to be a strong performer.

Net income increased by $40,319 or 5.6%.

                         Liquidity and Capital Resources

The Company had an increase in cash of $199,852 for the quarter resulting in a balance of $1,106,568 as of September 30, 1998. Cash invested in Certificates of Deposit at September 30, 1998 was $1,400,000, which is a decrease of $600,000 over the balance at December 31, 1997. Cash decreased due to the registrant loaning the General Manager $700,000 to purchase stock of the company. The balance can be found in Investments and Other Assets on the Balance Sheet. Notes Receivable includes $700,000 from Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., has a variable interest rate which was 6% at September 30, 1998 and is collectible within 60 days from the date of termination or date of death. Interest payments are to be paid annually on December 31. Working Capital increased $98,699 from December 31, 1997, which was $3,085,561. This increase can be attributed to a decrease in accounts payable of $405,038 and an increase in receivables of $220,841.

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

ITEM 5.  Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended September 30, 1998.



                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         NEW ULM TELECOM, INC.
                                   -----------------------------------
                                              Registrant)




Dated:      October 31, 1998             By /s/ James P. Jensen
                                           -------------------------------------
                                           James P. Jensen, President


Dated:      October 31, 1998             By /s/ Bill Otis
                                           -------------------------------------
                                           Bill Otis, Executive Vice-President