Form 10-Q/A
period 1998-09-30
NEW ULM TELECOM INC
filed 1999-01-20
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

            [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended     September 30, 1998
                                                       ------------------------

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 EXCHANGE ACT
                        For the transition period from __________ to _________.

                        Commission File Number             0-3024
                                               ---------------------------

                              New Ulm Telecom, Inc.
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)

               Minnesota                                  41-0440990
----------------------------------------   ------------------------------------
(State or jurisdiction of incorporation)   (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
                  --------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes        X             No
                       --------------          --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455 .
                                                      ----------

The Form 10-Q for the quarter ended September 30, 1998 has been amended for Part 1, Item 2 to reflect the "Year 20000 Issue". There was no change to net revenues, net income or net earnings for the quarters ended September 30, 1998 and 1997.


                              NEW ULM TELECOM, INC.

                                    CONTENTS


                                                            Page

     PART I.  FINANCIAL INFORMATION

            ITEM 2.  MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION               9-11

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

Total operating expenses increased by $410,054 or 9.6%. General and Administrative expenses were responsible for 36.7% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. A 28.9% increase in plant operations expense is primarily the result of increased labor and associated expenses caused by a July 20, 1998 storm. Other operating expenses were responsible for 28.6% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services and increase in cost of goods sold for customer premise equipment.

Interest expense decreased by $18,196 due to a decrease in long-term debt outstanding. Interest income increased by $16,500 reflecting larger amounts of funds available for investment. Cellular partnership income increased $344,217 or 71%, as the investment in Midwest Wireless continues to be a strong performer.

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

Total operating expenses increased by $143,785 or 10.1%. General and Administrative expenses were responsible for 42.7% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. A 43.6% increase in plant operations expense is primarily the result of increased labor and associated expenses caused by a July 20, 1998 storm. Other operating expenses were responsible for 10.7% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services and increase in cost of goods sold for customer premise equipment.

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

                           Year 2000 Compliance Issue

In short, the "Year 2000 issue" is issues resulting from computer programs that were written using two digits rather than four to define the applicable year. A problem arises when the Registrant's date sensitive computer programs recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including the temporary inability to process transactions, send invoices or engage in normal business activities.

A team of internal staff is managing the Company's comprehensive Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

The Company has identified which software upgrades, to its NORTEL switching and transport network, are necessary to become Year 2000 compliant. All upgrades will be completed by June 1, 1999. These upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Company would be entering into this upgrade normally and will not need to accelerate any upgrades to become Year 2000 compliant.

The Company's internal business software consists of billing and customer care, plant records and trouble report software that is currently Year 2000 compliant. A conversion of the

Company's accounting and financial reporting software will be completed by July 1, 1999. This conversion is part of the Company's business plan and was not entered into for the sole purpose of Year 2000 compliance. However, the new system will be Year 2000 compliant.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              NEW ULM TELECOM, INC.
                              ---------------------
                                  (Registrant)




Dated:      January 19, 1999         By /s/ James P. Jensen
                                        ---------------------------------------
                                            James P. Jensen, President


Dated:      January 19, 1999         By /s/ Bill Otis
                                       ----------------------------------------
                                            Bill Otis, Executive Vice-President