Form 10-K405
period 1998-12-31
NEW ULM TELECOM INC
filed 1999-03-30
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       or
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998       Commission File Number: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                        41-0440990
----------------------------------               -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)

                             400 Second Street North
                            New Ulm, Minnesota 56073
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number including area code              507-354-4111

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock, $5.00 par value

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

       State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                                 Not Available
                                 -------------

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                1,732,455 Shares Outstanding at December 31, 1998

                       Documents Incorporated By Reference
                       -----------------------------------

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

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 1998, the Company served 15,956 access lines.

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

New Ulm Telecom, Inc. provides telephone service to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company operates a cable television system in the city of Aurelia, Iowa, serving approximately 385 customers. Western Telephone Company operates three cable television systems in Minnesota (cities of Sandborn, Jeffers and Wabasso) serving approximately 415 customers.

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

As of December 31, 1998, the total full time employees of the Registrant and its subsidiaries was 42. New Ulm Telecom, Inc. employed 35 full time employees, Western Telephone Company had 4 full time employees and Peoples Telephone Company had 3 full time employees. New Ulm Phonery, Inc.'s and New Ulm Long Distance, Inc.'s labor are provided by the employees of New Ulm Telecom, Inc. The four cellular subsidiaries have no employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 1998, there were approximately 1,033 holders of record of the Company's common stock.

Dividends

Dividends were declared quarterly in 1998 and 1997. In addition to the quarterly dividends, a special dividend was declared in 1998 and 1997.

Dividends were $1.07 in 1998 (which includes the special dividend of $.25 per share), $.99 in 1997 (which includes the special dividend of $.25 per share), and $.65 per share in 1996. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 6 to the financial statements for restrictions on the payment of dividends.

                                     PART II

Item 6.  Selected Financial Data

Selected Income Statement Data:

                                                         Year Ended December 31
                             -------------------------------------------------------------------------------
                                 1998             1997             1996             1995             1994
                             -----------      -----------      -----------      -----------      -----------

Operating Revenues           $10,478,643      $ 9,666,727      $ 9,346,224      $ 8,975,187      $ 8,494,517

Operating Expenses             6,324,215        5,812,800        5,631,181        5,477,162        4,915,602

Operating Income               4,154,428        3,853,927        3,715,043        3,498,025        3,578,915

Other Income (Expenses)        1,220,803          935,548          275,016          247,873          (39,317)

Income Taxes                   2,136,011        1,976,220        1,586,544        1,491,105        1,412,631

Net Income                     3,239,220        2,813,255        2,403,515        2,254,793        2,126,967

Basic Net Income Per
    Share                           1.87             1.62             1.39             1.30             1.23

Dividends Per Share                 1.07              .99              .65              .58              .54


Selected Balance Sheet Data:

                                                         Year Ended December 31
                             -------------------------------------------------------------------------------
                                 1998             1997             1996             1995             1994
                             -----------      -----------      -----------      -----------      -----------

Current Assets               $ 5,223,431      $ 4,411,510      $ 3,938,975      $ 3,478,049      $ 2,748,395

Current Liabilities            2,332,221        1,325,949          937,488          949,532          821,823

Working Capital                2,891,210        3,085,561        3,001,487        2,528,517        1,926,572

Total Assets                  26,043,448       23,978,695       22,849,405       22,021,455       20,976,195

Long-Term Debt                 3,666,666        4,033,332        4,400,000        4,766,666        5,133,333

Stockholders' Equity          18,868,991       17,483,498       16,385,373       15,113,728       13,869,534

Book Value Per Share               10.89            10.09             9.46             8.72             8.01


All per share amounts have been adjusted to reflect a three-for-one stock split effective April 1, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 15,900 access lines through its three local exchange telephone companies. In addition, the Company is an investor in a cellular limited liability corporation in southern Minnesota, a competitive local exchange company limited liability corporation in northwest Iowa, and two RSAs (rural service areas) in northwest Iowa. The Company also operates four cable television systems and resells long distance service.

                                                          PART II

Results of Operations

The Company's operating revenues are principally derived from the local service and access revenues received through the operations of its three local exchange companies. Local service revenues are earned by providing customers access to connecting points within the local exchange boundaries and, in certain cases, to other local exchanges through extended area service plans, which eliminates toll service between those local exchanges. Revenues are derived from local service by charging a flat monthly fee. The three local exchange telephone companies receive access revenues for providing intrastate and interstate exchanges services to long distance carriers (inter-exchange carriers or IXC). Access revenues come in several forms: flat rate compensation (i.e. end-user fees and dedicated point to point facilities) or usage sensitive (i.e. toll-interstate and intrastate). In the case of interstate calls, access revenues are determined according to rules promulgated by the Federal Communications Commission (FCC) and administered by the National Exchange Carrier Association (NECA). Intrastate calls are administered by state regulatory agencies. Access revenues have increased steadily in recent years. The reason for this can be attributed to increased subscribers, calling patterns and technological advances, despite the rate reductions to the IXCs. In addition, the Company also sells and leases customer premises telephone equipment, provides inside wiring services and custom calling features, provides internet access and sells and leases other facilities for private line data transmission (i.e. local area network, virtual private network, and wide area network) and other communications services. Monthly fees for basic and premium services comprise the majority of revenues from the cable television ventures. These revenues are part of nonregulated revenues on the consolidated statement of income. The billing and collecting services for the IXCs are also another revenue source for the Company. This service is provided in lieu of the IXCs directly billing the end user for toll service. The following table reflects the percentage of revenue derived from each category over the past three years:

                                         Year Ended December 31
                                     -----------------------------
                                      1998        1997        1996
                                     -----       -----       -----

         Local Network                21.8%       22.4%       22.0%
         Network Access               49.2        50.6        53.0
         Billing and Collection        4.9         5.5         5.8
         Miscellaneous                 3.7         4.0         3.5
         Nonregulated                 20.4        17.5        15.7
                                     -----       -----       -----

              Total                  100.0%      100.0%      100.0%
                                     =====       =====       =====

                                     PART II

                              1998 COMPARED TO 1997


The Company attained record earnings for the year ended December 31, 1998. Operating revenues and net income surpassed December 31, 1997 totals by $811,916 or 8.4% and $425,965 or 15.1%, respectively. Local network increased $122,892 or 5.7% due to an increase in access lines and an increase in the monthly local service rates October 1, 1998. Network access revenues increased $264,192 or 5.4% due to increased monthly settlements from NECA, continued growth of interstate and intrastate access minutes of use, as well as business customers increased demand for data transport resulting in increased dedicated point to point transmission facilities. Revenues from billing and collection deceased $17,477 or 3.3% as a result of IXCs taking back the billing and collecting function. Nonregulated revenues continued the strong growth pattern established during the past few years, resulting in an increase of $446,803 or 26.4%. Sales of customer premises telephone equipment and continued double-digit growth in internet access were the major contributors to this sizable growth. The Company's long distance service has shown considerable growth during the past year, which enhances revenues in other areas of the Company, for example, access revenues and billing and collection.

Operating expenses increased by $511,415 or 8.8%. Plant operations increased by $110,022 or 9.7% due to higher maintenance expenses on telephone plant. Depreciation increased by $82,514 or 4.9%, which is directly related to an increase in property, plant and equipment. General and administrative expenses increased $145,618 or 12.0% due to the Company's continued search for acquisition opportunities and other investments to increase shareholder value and dividends. Other operating expenses increased by $220,278 or 20.0%, which can be directly related to the nonregulated revenue growth. The areas most effected are cost of goods sold related to customer premises telephone equipment and increased facility upgrades and customer service devoted to high quality internet access.

Operating income increased $300,501 or 7.8%.

Other income and expenses increased $285,255 or 30.5%. Interest expense decreased $24,479 or 8.9% due to a reduction in long-term debt. Interest income increased $19,945 or 13.2% reflecting an increase in cash available for investments. Cellular investment income increased $240,831 or 22.7%, which is due to the Company's equity interest in the increased profits of Midwest Wireless Communications L.L.C.

Income before income taxes increased $585,756 or 12.2%. The Company's cellular investment income represents 24.2% of pre-tax income. Income taxes increased $159,791 or 8.1%.

The increases in operating revenues and other income contributed significantly to the $425,965 or 15.1% increase in net income. The increase in net income reflects the Company's continued revenue growth in excess of the Company's growth in operating expenses.

                                     PART II

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

                                     PART II

Regulatory Matters

The Telecommunications Act passed by the federal government in February of 1996 will result in significant changes to the telecommunications industry. The FCC is in the process of determining how competition will be introduced by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators will also be involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play are yet to be determined.

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

The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of this standard had no effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard had no effect on the Company's results of operations or financial position.

Year 2000 Conversion

In short, the "Year 2000 Issue" results from computer programs that were written using two digits rather than four to define the applicable year. A problem arises when the Registrant's date sensitive computer programs recognize a date using "00" as the Year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including the temporary inability to process transactions, send invoices or engage in normal business activities.

                                     PART II

A team of internal staff is managing the Company's comprehensive Year 2000 initiative. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

The Company has identified which software upgrades to its NORTEL switching and transport network are necessary to become Year 2000 compliant. All upgrades will be completed by June 1, 1999. These upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Company would be entering into this upgrade normally and will not need to accelerate any upgrades to become Year 2000 compliant.

The Company's internal business software consists of a billing and customer care, plant records and trouble reporting software that is currently Year 2000 compliant. A conversion of the Company's accounting and financial reporting software will be completed by July 1, 1999. This conversion is part of the Company's business plan and was not entered into for the sole purpose of Year 2000 compliance. However, the new system will be Year 2000 compliant.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

Liquidity and Capital Resources

The Company's net working capital of $2,891,210 at December 31, 1998 is a decrease of $194,351 from 1997. The Company operates in a capital-intensive industry. The largest contributing factor to the Company's investing activity is additions to property, plant and equipment, which used $4,455,937 over the past three years. The Company used $328,808 to make additional investments in Midwest Wireless Communications L.L.C. Dividends paid to shareholders was the largest financing activity, totaling $1,853,727 or $1.07 per share, an 8.1% increase over the $.99 paid in 1997. The Company's primary source of working capital continued to come from its operating activity, which is historically driven by net income and depreciation. The Company's financial strength continues to be supported by its 1998 current ratio (2.24 to 1).

The Company continues to make investments in state-of-the-art technology to offer subscribers the best possible service. Capital expenditures for 1999 are expected to be $2,450,000. Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and maintain historical dividend and fixed asset addition levels. The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate.

Factors Affecting Future Performance

The Company's future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996 and Year 2000 compliance. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information.

                                     PART II

Item 8.  Financial Statements and Supplementary Data





                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and
    Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



St. Paul, Minnesota
February 17, 1999                                      OLSEN THIELEN & CO., LTD.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

================================================================================

                                                  1998               1997               1996
                                              ------------       ------------       ------------
OPERATING REVENUES:
     Local Network                            $  2,284,739       $  2,161,847       $  2,055,689
     Network Access                              5,158,435          4,894,243          4,950,007
     Billing and Collection                        514,052            531,529            542,360
     Miscellaneous                                 382,942            387,436            330,355
     Nonregulated                                2,138,475          1,691,672          1,467,813
                                              ------------       ------------       ------------
          Total Operating Revenues              10,478,643          9,666,727          9,346,224
                                              ------------       ------------       ------------

OPERATING EXPENSES:
     Plant Operations                            1,249,178          1,139,156          1,182,166
     Depreciation                                1,766,118          1,683,604          1,845,053
     Amortization                                  113,777            113,776            113,776
     Customer Operations                           517,340            564,358            523,422
     General and Administrative                  1,357,110          1,211,492          1,105,048
     Other Operating                             1,320,692          1,100,414            861,716
                                              ------------       ------------       ------------
          Total Operating Expenses               6,324,215          5,812,800          5,631,181
                                              ------------       ------------       ------------

OPERATING INCOME                                 4,154,428          3,853,927          3,715,043
                                              ------------       ------------       ------------

OTHER INCOME (EXPENSES):
     Interest Expense                             (250,269)          (274,748)          (298,319)
     Interest Income                               170,755            150,810            133,263
     Cellular Investment Income - Note 3         1,300,317          1,059,486            440,072
                                              ------------       ------------       ------------
          Other Income (Expenses), Net           1,220,803            935,548            275,016
                                              ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                       5,375,231          4,789,475          3,990,059

INCOME TAXES - Note 7                            2,136,011          1,976,220          1,586,544
                                              ------------       ------------       ------------

NET INCOME                                    $  3,239,220       $  2,813,255       $  2,403,515
                                              ============       ============       ============

BASIC NET INCOME PER SHARE                    $       1.87       $       1.62       $       1.39
                                              ============       ============       ============

DIVIDENDS PER SHARE                           $       1.07       $        .99       $        .65
                                              ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

================================================================================

                                     ASSETS

                                                              1998             1997
                                                          -----------      -----------
CURRENT ASSETS:
     Cash                                                 $ 2,551,066      $   906,716
     Certificates of Deposit                                  900,000        2,000,000
     Receivables, Net of Allowance for Doubtful
          Accounts of $33,000 and $31,000                   1,322,903          933,109
     Materials, Supplies and Inventories                      354,027          488,770
     Prepaid Expenses                                          95,435           82,915
                                                          -----------      -----------
          Total Current Assets                              5,223,431        4,411,510
                                                          -----------      -----------

INVESTMENTS AND OTHER ASSETS:
     Excess of Cost Over Net Assets Acquired, Net           3,560,233        3,674,010
     Notes Receivable - Note 9                                783,448           79,965
     Cellular Investments - Note 3                          4,507,078        3,547,686
     Other                                                    437,466          331,863
                                                          -----------      -----------
          Total Investments and Other Assets                9,288,225        7,633,524
                                                          -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
     Telecommunications Plant                              26,261,325       25,039,400
     Other Property and Equipment                           1,568,153        1,462,575
     Cable Television Plant                                   787,548          762,048
                                                          -----------      -----------
          Total                                            28,617,026       27,264,023
     Less Accumulated Depreciation                         17,085,234       15,330,362
                                                          -----------      -----------
          Net Property, Plant and Equipment                11,531,792       11,933,661
                                                          -----------      -----------



TOTAL ASSETS                                              $26,043,448      $23,978,695
                                                          ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1998             1997
                                                          -----------      -----------
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                    $   366,666      $   366,666
     Accounts Payable                                       1,686,643          622,110
     Accrued Taxes                                             54,514           62,198
     Other Accrued Liabilities                                224,398          274,975
                                                          -----------      -----------
          Total Current Liabilities                         2,332,221        1,325,949
                                                          -----------      -----------


LONG-TERM DEBT - Note 6                                     3,300,000        3,666,666
                                                          -----------      -----------


DEFERRED CREDITS: - Note 7
     Income Taxes                                           1,519,148        1,467,487
     Investment Tax Credits                                    23,088           35,095
                                                          -----------      -----------
          Total Deferred Credits                            1,542,236        1,502,582
                                                          -----------      -----------


STOCKHOLDERS' EQUITY:  - Note 8
     Common Stock - $5.00 Par Value, 6,400,000
          Shares Authorized, 1,732,455 Shares Issued
          and Outstanding                                   8,662,275        8,662,275
     Retained Earnings                                     10,206,716        8,821,223
                                                          -----------      -----------
          Total Stockholders' Equity                       18,868,991       17,483,498
                                                          -----------      -----------


TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                 $26,043,448      $23,978,695
                                                          ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

================================================================================

                                                       Common Stock
                                             -------------------------------        Retained
                                                Shares             Amount           Earnings
                                             ------------       ------------      ------------

BALANCE on December 31, 1995                      577,485       $  2,887,425      $ 12,226,303

     Three-for-One Stock Split - Note 8         1,154,970          5,774,850        (5,774,850)
     Net Income                                                                      2,403,515
     Dividends                                                                      (1,131,870)
                                             ------------       ------------      ------------

BALANCE on December 31, 1996                    1,732,455          8,662,275         7,723,098

     Net Income                                                                      2,813,255
     Dividends                                                                      (1,715,130)
                                             ------------       ------------      ------------

BALANCE on December 31, 1997                    1,732,455          8,662,275         8,821,223

     Net Income                                                                      3,239,220
     Dividends                                                                      (1,853,727)
                                             ------------       ------------      ------------

BALANCE on December 31, 1998                    1,732,455       $  8,662,275      $ 10,206,716
                                             ============       ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

================================================================================

                                                                 1998              1997              1996
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                              $ 3,239,220       $ 2,813,255       $ 2,403,515
     Adjustments to Reconcile Net Income to Net
          Cash Provided By Operating Activities:
               Depreciation and Amortization                   1,879,895         1,797,380         1,958,829
               Cellular Investment Income                     (1,300,317)       (1,059,486)         (440,072)
               Distributions from Cellular
                    Investments                                  669,733           289,731           226,747
               (Increase) Decrease in:
                    Receivables                                 (389,542)           46,926           199,981
                    Materials, Supplies and Inventories          134,743          (130,870)           12,562
                    Prepaid Expenses                             (12,520)           (1,046)            9,720
               Increase (Decrease) in:
                    Accounts Payable                           1,064,533           398,368           (37,381)
                    Accrued Taxes                                 (7,684)            4,548               278
                    Other Accrued Liabilities                    (50,577)          (14,455)           25,059
                    Deferred Income Taxes                         51,661            28,208           (30,511)
                    Deferred Investment Tax Credits              (12,007)          (18,836)          (34,474)
                                                             -----------       -----------       -----------
                         Net Cash Provided By
                             Operating Activities              5,267,138         4,153,723         4,294,253
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Property, Plant
          and Equipment, Net                                  (1,364,249)       (1,471,433)       (1,620,255)
     Change in Certificates of Deposit                         1,100,000          (100,000)         (500,000)
     Change in Notes Receivable                                 (703,735)             (438)          (57,026)
     Purchase of Cellular Investments                           (328,808)          (31,636)         (443,803)
     Other, Net                                                 (105,603)         (179,572)           14,023
                                                             -----------       -----------       -----------
          Net Cash Used In Investing Activities               (1,402,395)       (1,783,079)       (2,607,061)
                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal Payments of Long-Term Debt                       (366,666)         (366,668)         (366,667)
     Dividends                                                (1,853,727)       (1,715,130)       (1,131,870)
                                                             -----------       -----------       -----------
          Net Cash Used In Financing Activities               (2,220,393)       (2,081,798)       (1,498,537)
                                                             -----------       -----------       -----------

NET INCREASE IN CASH                                           1,644,350           288,846           188,655

CASH at Beginning of Year                                        906,716           617,870           429,215
                                                             -----------       -----------       -----------

CASH at End of Year                                          $ 2,551,066       $   906,716       $   617,870
                                                             ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

REGULATORY ACCOUNTING - The consolidated financial statements have been prepared in conformity with generally accepted accounting principles including certain accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION". For example, the Company's financial statements are affected by depreciation rates prescribed by regulatory authorities, which may result in different depreciation rates then for an unregulated enterprise.

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

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 1998, 1997 and 1996 were 6.6%, 6.7%, and 7.7%. Other property is depreciated over estimated useful lives of three to fifteen years.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND OTHER ASSETS - The excess of cost over net assets of acquired companies is being amortized equally over 40 years and is shown net of accumulated amortization of $990,808 and $877,031 at December 31, 1998 and 1997.

Investment in a cellular telephone limited liability corporation is recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because the Company believes it has the ability to significantly influence the operating and financial policies of this corporation.

Cellular investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

NETWORK ACCESS REVENUE - Revenues are recognized when earned. Interstate access revenue is based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

INCOME TAXES AND INVESTMENT TAX CREDITS - The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The major temporary difference that resulted in the net deferred tax liability is depreciation, which for tax purposes is determined based on accelerated methods and shorter lives. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, certificates of deposit and receivables. The Company places its cash investments with high credit quality financial institutions in accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC NET INCOME PER COMMON SHARE - Basic net income per common share is based on the weighted average number of shares outstanding of 1,732,455 shares during each of the three years presented.

SEGMENT INFORMATION - The Company has one reportable industry segment, telecommunications. No single customer accounted for more than 10% of consolidated revenues.

RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income for either period.


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CERTIFICATES OF DEPOSIT: The carrying amount approximates fair value because of the short maturity of those instruments.

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 1998.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include a 7.9% and 7.7% ownership in Midwest Wireless Communications L.L.C. at December 31, 1998 and 1997. This entity provides cellular phone service to southern Minnesota. The difference between the carrying amount of this equity method investment and the underlying equity in its net assets is $1,031,128 as of December 31, 1998, net of accumulated amortization of $39,242. This amount is being expensed equally over 40 years. Amortization expense of $19,621 was included in cellular investment income in 1998 and 1997.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3 - CELLULAR INVESTMENTS (CONTINUED)

Cellular investments consist of the following:

                                                     1998               1997
                                                 -----------        ------------

   Midwest Wireless Communications L.L.C.:
        Cost Less Accumulated Amortization       $ 1,967,445        $ 1,678,058
        Cumulative Income                          3,708,142          2,388,204
        Cumulative Distributions                  (1,650,596)          (980,863)
                                                 -----------        -----------
                                                   4,024,991          3,085,399
   Other Investments, Recorded at Cost               482,087            462,287
                                                 -----------        -----------

        Total                                    $ 4,507,078        $ 3,547,686
                                                 ===========        ===========

The following is summarized financial information as of and for the years ended December 31, 1998 and 1997 and for the period from inception (July 1, 1996) to December 31, 1996 for Midwest Wireless Communications L.L.C.:

                                    1998              1997              1996
                                -----------       -----------       -----------

   Current Assets               $13,299,257       $13,622,176       $ 6,211,038
   Noncurrent Assets             52,488,557        39,729,609        35,243,820
   Current Liabilities           11,783,859         8,403,886         4,299,058
   Noncurrent Liabilities        16,165,583        15,344,657        17,393,410
   Members' Equity               37,838,372        29,603,242        19,762,390
   Revenues                      49,119,033        40,284,059        17,982,165
   Expenses                      32,147,085        26,660,623        13,970,615
   Net Income                    16,971,948        13,623,436         4,011,550


NOTE 4 - RETIREMENT

The Company's total contribution to its 401(k) employee savings plan was $85,877 in 1998, $93,302 in 1997 and $89,507 in 1996.


NOTE 5 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 1998 and 1997 under this line of credit.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:
                                                         1998           1997
                                                      -----------    -----------

   Unsecured note payable by New Ulm Telecom,
   Inc. to Phoenix Home Life Mutual Insurance
   Company in quarterly installments of $65,000
   plus 6.45% interest through December 1, 2008.      $ 2,600,000    $ 2,860,000

   Unsecured note payable by Western Telephone
   Company, a wholly owned subsidiary, to Phoenix
   Home Life Mutual Insurance Company in
   quarterly installments of $18,333 plus 6.45%
   interest through December 1, 2008. The
   payment of this note is guaranteed by New Ulm
   Telecom, Inc.                                          733,333        806,665

   Unsecured note payable by Peoples Telephone
   Company, a wholly owned subsidiary, to Phoenix
   Home Life Mutual Insurance Company in
   quarterly installments of $8,333 plus 6.45%
   interest through December 1, 2008. The
   payment of this note is guaranteed by New Ulm
   Telecom, Inc.                                          333,333        366,667
                                                      -----------    -----------
        Total                                           3,666,666      4,033,332
   Less Amount Due Within One Year                        366,666        366,666
                                                      -----------    -----------

        Long-Term Debt                                $ 3,300,000    $ 3,666,666
                                                      ===========    ===========

Principal payments required during the next five years are $366,666 annually. Cash payments for interest were $252,240 in 1998, $276,718 in 1997, and $300,290 in 1996.

The debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 1998, approximately $772,000 of consolidated retained earnings were available for dividends under these covenants.


NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                        1998            1997            1996
                                    -----------     -----------     -----------

   Taxes Currently Payable:
        Federal                     $ 1,583,343     $ 1,478,402     $ 1,239,127
        State                           513,014         488,446         412,402
   Deferred Income Taxes                 51,661          28,208         (30,511)
   Amortization of Investment Tax
        Credits                         (12,007)        (18,836)        (34,474)
                                    -----------     -----------     -----------

   Income Tax Expense               $ 2,136,011     $ 1,976,220     $ 1,586,544
                                    ===========     ===========     ===========

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS (CONTINUED)

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                              1998        1997        1996
                                              ----        ----        ----


   Statutory Tax Rate                         35.0%       35.0%       35.0%
   Effect of:
        Surtax Exemption                      (1.0)       (1.0)       (1.0)
        State Income Taxes, Net of
             Federal Tax Benefit               6.7         6.7         6.7
        Amortization of Investment Tax
             Credits                           (.2)        (.4)        (.9)
        Other                                  (.8)        1.0          --
                                              ----        ----        ----

             Effective Tax Rate               39.7%       41.3%       39.8%
                                              ====        ====        ====

The components of deferred income taxes are as follows:

                                   1998            1997            1996
                                ----------      ----------      ----------

   Deferred Tax Liabilities:
        Depreciation            $1,423,489      $1,448,315      $1,408,139
        Other                       95,659          19,172          31,140
                                ----------      ----------      ----------

             Total              $1,519,148      $1,467,487      $1,439,279
                                ==========      ==========      ==========

Cash payments for income taxes were $2,231,500 in 1998, $1,942,500 in 1997, and $1,639,398 in 1996.


NOTE 8 - COMMON STOCK

On March 4, 1996, the Company's Board of Directors declared a three-for-one stock split, effected in the form of a stock dividend, to stockholders of record on March 4, 1996, payable on April 1, 1996. An amount equal to the par value of the additional 1,154,970 shares issued has been transferred from retained earnings to the common stock account. Earnings and dividends per common share for 1996 reflect the stock split effective for the entire year.


NOTE 9 - RELATED PARTY TRANSACTIONS

Notes receivable include $700,000 from an officer. The note is secured by New Ulm Telecom, Inc. common stock and has a variable interest rate. The interest rate at December 13, 1998 was 6.0%. The note is to be paid in full upon termination of employment or death.

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

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.     Financial Statements
          Included in Part II of this report:
                                                                    Page Numbers
                                                                    ------------
          Independent Auditors' Report                                        12

          Consolidated Statement of Income for the Three Years
              Ended December 31, 1998, 1997 and 1996                          13

          Consolidated Balance Sheet at December 31, 1998 and 1997         14-15

          Consolidated Statement of Stockholders' Equity for the
              Three Years Ended December 31, 1998, 1997 and 1996              16

          Consolidated Statement of Cash Flows for the Three
              Years Ended December 31, 1998, 1997 and 1996                    17

          Notes to Consolidated Financial Statements                       18-23

(a)2.     Financial Statement schedules:

          Separate financial statements of Midwest Wireless
          Communications L.L.C, a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X,
          Article 3-09.                                                    27-39

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

          21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 40.

          27    Financial data schedule

b)        Reports on Form 8-K

                None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW ULM TELECOM, INC.
                                          (Registrant)

Date  March 30, 1999                 By:
    ------------------                    --------------------------------------
                                          James Jensen, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date  March 30, 1999                 By:
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


                                          --------------------------------------
                                          Mark Retzlaff, Vice-President
                                                and Director


                                          --------------------------------------
                                          Gary Nelson, Secretary and Director


                                          --------------------------------------
                                          Lavern Biebl, Treasurer and Director


                                          --------------------------------------
                                          Chris Hopp, Controller


                                          --------------------------------------
                                          Rosemary Dittrich, Director


                                          --------------------------------------
                                          Linus Grathwohl, Director


                                          --------------------------------------
                                          Perry Meyer, Director


                                          --------------------------------------
                                          Robert Ranweiler, Director

                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers
Midwest Wireless Communications L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. (the Company) and subsidiary at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                      PRICEWATERHOUSECOOPERS LLP

February 5, 1999

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 1998 AND 1997

                                    ASSETS                                1998             1997
Current assets:
    Cash and cash equivalents                                         $ 3,147,979      $ 2,063,280
    Marketable securities                                               3,946,270        5,911,871
    Accounts receivable, less allowance for doubtful accounts of
        $282,287 and $360,122 in 1998 and 1997, respectively            4,228,358        4,548,991
    Inventories                                                         1,624,026          770,617
    Other                                                                 352,624          327,417
                                                                      -----------      -----------

        Total current assets                                           13,299,257       13,622,176

Property, cellular plant and equipment, net                            34,078,742       21,032,370
Investment in Switch 2000                                                      --        1,466,820
FCC licenses, net                                                      16,736,528       16,832,224
Investments and other                                                   1,673,287          398,195
                                                                      -----------      -----------

        Total assets                                                  $65,787,814      $53,351,785
                                                                      ===========      ===========


                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                   1,279,048        2,767,000
    Accounts payable                                                    6,212,502        2,106,461
    Accrued commissions                                                   615,757          649,891
    Accrued liabilities                                                 3,676,552        2,880,534
                                                                      -----------      -----------

        Total current liabilities                                      11,783,859        8,403,886

Other liabilities                                                         517,491          195,247
Long-term debt                                                         15,648,092       15,149,410
                                                                      -----------      -----------

        Total liabilities                                              27,949,442       23,748,543

Members' equity                                                        37,838,372       29,603,242
                                                                      -----------      -----------

        Total liabilities and members' equity                         $65,787,814      $53,351,785
                                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                   1998               1997

Operating revenues:
     Retail service                           $ 33,403,860       $ 27,785,727
     Roamer service                             12,393,902         10,374,827
     Equipment sales                             3,321,271          2,123,505
                                              ------------       ------------

                                                49,119,033         40,284,059
                                              ------------       ------------

Operating expenses:
     Operations and maintenance                 10,054,893          8,464,911
     Cost of equipment sold                      3,897,151          2,988,131
     Depreciation                                4,707,905          3,068,687
     Amortization                                  481,392            448,864
     Selling, general and administrative        11,024,317          9,517,110
     Home roamer costs                           1,353,930            804,709
                                              ------------       ------------

                                                31,519,588         25,292,412
                                              ------------       ------------

          Operating income                      17,599,445         14,991,647
                                              ------------       ------------

Other income (expense):
     Equity loss on Switch 2000                   (710,330)          (482,459)
     Interest expense                             (890,930)        (1,106,380)
     Interest and dividend income                  711,388            220,628
     Other                                         262,375                 --
                                              ------------       ------------

                                                  (627,497)        (1,368,211)
                                              ------------       ------------

Net income                                    $ 16,971,948       $ 13,623,436
                                              ============       ============

    The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                      TOTAL
                                 CAPITAL          ACCUMULATED        MEMBERS'
                              CONTRIBUTIONS          INCOME           EQUITY

Balance, December 31, 1996     $ 15,750,840      $  4,011,550      $ 19,762,390

Redemption of units                  (2,646)          (24,468)          (27,114)

Distributions to members                 --        (3,755,470)       (3,755,470)

Net income                               --        13,623,436        13,623,436
                               ------------      ------------      ------------

Balance, December 31, 1997       15,748,194        13,855,048        29,603,242

Redemption of units                 (11,416)         (119,438)         (130,854)

Distributions to members                 --        (8,605,964)       (8,605,964)

Net income                               --        16,971,948        16,971,948
                               ------------      ------------      ------------

Balance, December 31, 1998     $ 15,736,778      $ 22,101,594      $ 37,838,372
                               ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        1998               1997
Cash flows from operating activities:
     Net income                                                    $ 16,971,948       $ 13,623,436
     Adjustments to reconcile net income to net cash
               provided by operating activities:
          Provision for bad debts                                       266,901            769,330
          Depreciation                                                4,707,905          3,068,687
          Amortization                                                  481,392            448,864
          Equity loss on investments in Switch 2000                     710,330            482,459
          Appreciation rights                                           322,244            195,247
          Accretion of discount                                        (210,403)          (106,506)
          Changes in assets and liabilities:
               Accounts receivable                                       53,732         (1,178,753)
               Inventories                                             (853,409)          (345,351)
               Accounts payable                                        (994,241)         1,166,996
               Accrued liabilities                                      761,884          1,321,436
               Other                                                    (25,207)               689
                                                                   ------------       ------------

          Net cash provided by operating activities                  22,193,076         19,446,534
                                                                   ------------       ------------

Cash flows from investing activities:
     Payments for property, cellular plant and equipment            (11,514,175)        (7,893,976)
     Purchases of marketable securities                             (12,794,926)       (10,805,365)
     Proceeds received upon maturity of marketable securities        14,970,930          5,000,000
     Purchase of Switch 2000 interests                                 (383,330)                --
     Purchase of FCC licenses                                          (385,696)                --
     Purchases of investments                                        (1,150,092)          (173,427)
     Other                                                             (125,000)                --
                                                                   ------------       ------------

          Net cash used in investing activities                     (11,382,289)       (13,872,768)
                                                                   ------------       ------------

Cash flows from financing activities:
     Proceeds on long-term debt borrowings                           16,372,239                 --
     Payments on long-term debt                                     (17,361,509)        (1,046,000)
     Distributions to members                                        (8,605,964)        (3,755,470)
     Redemption of units                                               (130,854)           (27,114)
                                                                   ------------       ------------

          Net cash used in financing activities                      (9,726,088)        (4,828,584)
                                                                   ------------       ------------

Net change in cash and cash equivalents                               1,084,699            745,182

Cash and cash equivalents, beginning of year                          2,063,280          1,318,098
                                                                   ------------       ------------

Cash and cash equivalents, end of year                             $  3,147,979       $  2,063,280
                                                                   ============       ============

Supplemental disclosure:
     Cash paid during the year for interest                        $  1,015,834       $  1,116,505
                                                                   ============       ============

    The accompanying notes are an integral part of the financial statements.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF CONSOLIDATION:

     Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

     The consolidated financial statements of the Company include its subsidiary, Switch 2000 L.L.C. (Switch 2000) as of December 31, 1998 and for the period October 1, 1998 to December 31, 1998 (see Note 2). All intercompany transactions have been eliminated from the consolidated financial statements.

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

     MARKETABLE SECURITIES:

     Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for accretion of discounts computed under a method which approximates the interest method. The marketable securities have maturity dates ranging from March 1999 to June 1999. The market value approximated amortized cost at December 31, 1998. Unrealized gains and losses were not significant.

     CELLULAR TELEPHONE INVENTORIES:

     Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     PROPERTY, CELLULAR PLANT AND EQUIPMENT:

     Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from three to fifteen years.
     Property, cellular plant and equipment consists of the following:

                                                1998               1997

        Land                               $  1,442,308       $  1,212,608
        Plant in service                     49,641,677         29,184,958
        Plant under construction              3,112,679          1,273,872
                                           ------------       ------------

                                             54,196,664         31,671,438
        Less accumulated depreciation       (20,117,922)       (10,639,068)
                                           ------------       ------------

                                           $ 34,078,742       $ 21,032,370
                                           ============       ============

     At December 31, 1998 and 1997, accounts payable includes $5,100,282 and $418,396, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $248,377 and $151,361 for the year ended December 31, 1998 and 1997, respectively.

     INCOME TAXES:

     No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

     ADVERTISING:

     Advertising costs are expensed as incurred. Total advertising expenses were $1,412,628 and $1,049,000 for the year ended December 31, 1998 and 1997, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     FEDERAL COMMUNICATIONS COMMISSION (FCC) LICENSES:

     The Company acquired a FCC license to provide cellular service in FCC market NO. 288B in conjunction with the purchase of the Rochester service area on June 28, 1996. This license was recorded at fair market value and is being amortized on a straight-line basis over 39 years.

     During 1998, the Company acquired FCC licenses to provide LMDS services within the Company's service area. The licenses were recorded at fair market value and are being amortized on a straight-line basis over 10 years. FCC licenses consist of the following:

                                                1998               1997


        Cellular license                   $ 17,505,700       $ 17,505,700
        LMDS licenses                           357,696                 --
        Other                                    28,000                 --
                                           ------------       ------------

                                             17,891,396         17,505,700
        Less accumulated amortization        (1,154,868)          (673,476)
                                           ------------       ------------

                                           $ 16,736,528       $ 16,832,224
                                           ============       ============

2.   INVESTMENT IN SWITCH 2000:

     Switch 2000 provides switching and interconnection services to the Company. During 1997, and for the period January 1, 1998 through September 30, 1998, the Company had ownership and voting interests in Switch 2000 of 54.93% and 45.55%, respectively. Accordingly, during this period, this investment was accounted for using the equity method of accounting.

     During September and October of 1998, the Company gained 100% ownership interest in Switch 2000 by acquiring the remaining equity interest in Switch 2000 for a purchase price of $383,330 in cash and equipment with a fair market value of $700,277, The acquisition was accounted for under the purchase method of accounting; accordingly, the assets and liabilities of Switch 2000, principally cellular plant and equipment, were recorded at fair value. The cellular plant and equipment acquired is being depreciated over a period of two years.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   INVESTMENT IN SWITCH 2000, CONTINUED:

     Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 3l, 1997. The Company continued to provide management services to Switch 2000 through September 30, 1998. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 was required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company during 1998 and 1997 were $196,000 and $119,000, respectively.

     Switch 2000, in turn, allocated management fees and certain other expenses, primarily network costs, to its owners, which included the Company. Amounts billed to the Company totaled approximately $l,802,000 for the period from January 1, 1998 to September 30, 1998 and $2,879,000 for the year ended December 31, 1997. The Company had an amount due to Switch 2000 of $227,000 at December 31, 1997.

     Switch 2000 had assets of $3,376,866 and liabilities of $708,893 at December 31, 1997.


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


4.   DEBT:

     Effective July 29, 1998, the Company entered into an agreement (the Agreement) with the Rural Telephone Finance Cooperative (the Cooperative) to refinance the indebtedness of the Company. Proceeds in the amount of $16,372,239 received under the agreement were used to pay the entire outstanding principal balance on the previous debt.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.   DEBT, CONTINUED:

     The Agreement includes a term note with principal and interest payable in quarterly installments beginning October 31, 1998, with final maturity in 2008. The Agreement provides the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on the Cooperative's cost of capital and is adjusted monthly. This rate was 6.1% as of December 31, 1998. As of December 31, 1998, the Company had borrowings of $8,087,356 outstanding under the variable rate and $8,839,784 at a fixed rate of 5.75%.

     The Agreement provides for an acquisition note of up to $36,842,105. Advances under the acquisition note are subject to the lender's review and of the Company's acquisition plan and any regulatory approval required to accomplish the contemplated acquisition. Borrowings under the acquisition are subject to the same interest rate terms as the term note. The acquisition note becomes due ten years after the date of the initial borrowing, at which time the outstanding principal and interest are due. As of December 31, 1998, no amounts were outstanding under the acquisition note.

     The Agreement also provides for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The revolving loan expires July 29, 2003, at which time the outstanding principal and interest are due. The Company had no amounts outstanding under the revolving loan as of December 31, 1998.

     The Agreement requires the Company to maintain an investment in the Cooperative in the amount of at least 5% of the outstanding debt balance. The Agreement also contains covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than 1.25. Substantially all assets of the Company are pledged as collateral under the Agreement.

     Maturities of long-term debt are as follows:

           1999                                                $  1,279,048
           2000                                                   1,366,249
           2001                                                   1,459,395
           2002                                                   1,558,892
           2003                                                   1,665,173
        Thereafter                                                9,598,383
                                                               ------------

                                                               $ 16,927,140
                                                               ============

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.   COMMITMENTS:

     Future minimum rental payments required under operating leases, principally for real estate related to tower sites and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 1998, are as follows:

           1999                                                $    353,091
           2000                                                     181,245
           2001                                                     120,628
           2002                                                     117,378
           2003                                                     112,878
        Thereafter                                                1,668,436
                                                               ------------

                                                               $  2,553,656
                                                               ============

     Rental expense was $433,550 and $424,554 for the year ended December 31, 1998 and 1997, respectively.


6.   CELL SITE SHARING AGREEMENTS:

     The Company is subject to an agreement with a partnership located in Wisconsin, to jointly operate common cellular base station facilities (Cell Sites) in Nelson, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share: the costs to construct the Cell Sites, selected ongoing costs of operation and roamer revenues attributable to the Cell Sites.

     The Company has included its proportionate share of the assets, liabilities, revenues and expenses of the Cell Sites in these financial statements. As of December 3l, 1998 and 1997, these assets were approximately $769,000 and $766,000 and liabilities were approximately $800 and $2,700, respectively. For the years ended December 31, 1998 and 1997, revenues were approximately $573,000 and $521,000 and operating expenses were $275,000 and $165,000, respectively.


7.   CONCENTRATION OF CREDIT RISK:

     The Company provides cellular service and sells cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   EMPLOYEE BENEFITS:

     The Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $128,219 and $91,968 for the years ended December 31, 1998 and 1997, respectively. Profit sharing contributions are 100% vested after five years employment. Profit sharing contribution expenses were $155,286 and $118,411 for the years ended December 31, 1998 and 1997, respectively.

     Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. The Company recognized $322,244 and $195,247 in compensation expense related to the Plan for the years ended December 31, 1998 and 1997, respectively.