Form 10-Q
period 1999-03-31
NEW ULM TELECOM INC
filed 1999-05-11
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 EXCHANGE ACT
                   For the transition period from _______ to _______.

                          Commission File Number 0-3024

                              New Ulm Telecom, Inc.
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)

            Minnesota                                 41-0440990
--------------------------------            ---------------------------
(State or jurisdiction of incorporation)    (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-069
                -----------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                        --------------------------------
                           (Issuer's telephone number)

         Check whether the issue (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___     No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455.

                              NEW ULM TELECOM, INC.
                                    CONTENTS


                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

           Unaudited Consolidated Balance Sheets                            3-4

           Unaudited Consolidated Statements of
           Income                                                           5

           Unaudited Consolidated Statements of
           Stockholders' Equity                                             6

           Unaudited Consolidated Statements of
           Cash Flows                                                       7

           Notes to Unaudited Consolidated
           Financial Statements                                             8

   ITEM 2. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION                                         9-11

PART II. OTHER INFORMATION                                                  12

                          PART I. FINANCIAL INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                            MARCH 31,       DECEMBER 31,
                                                              1999              1998
                                                          ------------      ------------
CURRENT ASSETS:
   Cash                                                   $  1,248,350      $  2,551,066
   Certificates of Deposit                                   1,500,000           900,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $38,628 and $33,000                1,253,652         1,322,903
   Inventories                                                 404,270           354,027
   Prepaid Expenses                                             65,495            95,435
                                                          ------------      ------------
     Total Current Assets                                    4,471,767         5,223,431
                                                          ------------      ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired                   3,531,789         3,560,233
   Notes Receivable, Less Current Portion
     of $4,766 and $4,997                                      782,245           783,448
   Cellular Investments                                      4,707,136         4,507,078
   Other                                                       534,663           437,466
                                                          ------------      ------------
     Total Investments and Other Assets                      9,555,833         9,288,225
                                                          ------------      ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                                 26,646,944        26,261,325
   Other Property & Equipment                                1,625,715         1,568,153
   Cable Television Plant                                      788,151           787,548
                                                          ------------      ------------
     Total                                                  29,060,810        28,617,026
   Less Accumulated Depreciation                            17,558,156        17,085,234
                                                          ------------      ------------
     Net Property, Plant & Equipment                        11,502,654        11,531,792
                                                          ------------      ------------

TOTAL ASSETS                                              $ 25,530,254      $ 26,043,448
                                                          ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        MARCH 31,       DECEMBER 31,
                                                          1999              1998
                                                      ------------      ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                  $    366,666      $    366,666
   Accounts Payable                                        476,075         1,686,643
   Accrued Income Taxes                                    297,977                --
   Other Accrued Taxes                                      60,954            54,514
   Other Accrued Liabilities                               267,103           224,398
                                                      ------------      ------------
      Total Current Liabilities                          1,468,775         2,332,221
                                                      ------------      ------------

LONG-TERM DEBT, LESS CURRENT PORTION                     3,208,334         3,300,000
                                                      ------------      ------------

DEFERRED CREDITS:
   Income Taxes                                          1,519,148         1,519,148
   Investment Tax Credits                                   20,459            23,088
                                                      ------------      ------------
      Total Deferred Credits                             1,539,607         1,542,236
                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                        8,662,275         8,662,275
   Retained Earnings                                    10,651,263        10,206,716
                                                      ------------      ------------
      Total Stockholders' Equity                        19,313,538        18,868,991
                                                      ------------      ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $ 25,530,254      $ 26,043,448
                                                      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1999                1998
                                                   ------------       ------------
OPERATING REVENUES:
   Local Network                                   $    635,929       $    551,668
   Network Access                                     1,336,440          1,300,412
   Billing and Collection                               121,598            141,077
   Miscellaneous                                         93,285             95,832
   Nonregulated                                         554,728            496,111
                                                   ------------       ------------
      Total Operating Revenues                        2,741,980          2,585,100
                                                   ------------       ------------

OPERATING EXPENSES:
   Plant Operations                                     325,629            258,494
   Depreciation                                         477,141            458,267
   Amortization                                          28,444             28,444
   Customer                                             144,566            135,265
   General and Administrative                           348,750            318,809
   Other Operating Expenses                             280,070            318,219
                                                   ------------       ------------
      Total Operating Expenses                        1,604,600          1,517,498
                                                   ------------       ------------

OPERATING INCOME                                      1,137,380          1,067,602
                                                   ------------       ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                                     (59,062)           (64,698)
   Interest Income                                       32,434             45,331
   Cellular Partnership Income                          327,120            295,095
   Other Investment Income (Expense)                    (32,445)                --
                                                   ------------       ------------
      Total Other Income, Net                           268,047            275,728
                                                   ------------       ------------

INCOME BEFORE INCOME TAXES                            1,405,427          1,343,330

INCOME TAXES                                            579,740            554,311
                                                   ------------       ------------

NET INCOME                                         $    825,687       $    789,019
                                                   ============       ============

NET INCOME PER SHARE - NOTE 2                      $       0.48       $       0.46
                                                   ============       ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK                 RETAINED
                                      SHARES            AMOUNT           EARNINGS
                                  ------------       ------------      ------------
BALANCE on December 31, 1997         1,732,455       $  8,662,275      $  8,821,223

Net Income                                                                3,239,220
Dividends                                                                (1,853,727)

                                  ------------       ------------      ------------
BALANCE on December 31, 1998         1,732,455       $  8,662,275      $ 10,206,716

Net Income                                                                  825,687
Dividends                                                                  (381,140)

                                  ------------       ------------      ------------
BALANCE on March 31, 1999            1,732,455       $  8,662,275      $ 10,651,263
                                  ============       ============      ============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                  1999               1998
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $    825,687       $    789,019
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                          505,585            486,711
            Cellular Partnerships Income                          (327,120)          (295,095)
           (Increase) Decrease in:
             Receivables                                            69,020           (215,416)
             Inventories                                           (50,243)            19,053
             Prepaid Expenses                                       29,940             14,351
           Increase (Decrease) in:
             Accounts Payable                                   (1,210,568)           (37,417)
             Accrued Income Taxes                                  297,977            365,313
             Other Accrued Taxes                                     6,440              6,017
             Other Accrued Liabilities                              42,705            (23,134)
             Deferred Investment Tax Credits                        (2,629)            (3,002)
                                                              ------------       ------------
               Net Cash Provided by Operating Activities           186,794          1,106,400
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                  (448,003)          (259,093)
   Change in Notes Receivable                                        1,434              1,235
   Cellular Investments                                            127,062            171,765
   Change in Temporary Cash Investments                           (600,000)           297,514
   Other, Net                                                      (97,197)                (1)
                                                              ------------       ------------
               Net Cash Used in Investing Activities            (1,016,704)           211,420
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                            (91,666)           (91,666)
   Dividends Paid                                                 (381,140)          (346,491)
                                                              ------------       ------------
               Net Cash Used in Financing Activities              (472,806)          (438,157)
                                                              ------------       ------------


NET INCREASE (DECREASE) IN CASH                                 (1,302,716)           879,663

CASH
   AT BEGINNING OF PERIOD                                        2,551,066            906,716
                                                              ------------       ------------

CASH
   AT END OF PERIOD                                           $  1,248,350       $  1,786,379
                                                              ============       ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the period ending March 31, 1999 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER SHARE OF COMMON STOCK

Net income per common share for 1999 and 1998 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:

                                  1999         1998
                                  ----         ----
             Interest             $59,556      $65,191
             Income taxes         $150,000     $175,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                              Results of Operations

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1998

The increase in total operating revenues was $156,880 or 6.1%. Local network saw revenues rise 15.3%, due to an increase in Centrex service and the number of access lines, and an increase in the monthly local service rates that took effect October 1, 1998. An increase in minutes of use billed to interexchange carriers is responsible for a 2.8% increase in network access revenues. Billing and collection revenues decreased $19,479 or 13.8% as a result of IXC's taking back the billing and collection function. Nonregulated revenue continues to show growth, resulting in an increase of $58,617 or 11.8% over the revenues recorded for the same period in 1998. The increase is the result of our success with cable television, Internet services, strong sales of customer premise equipment and increased market share of our long distance service.

Total operating expenses increased by $87,102 or 5.7%. Plant operations increased by $67,135 or 26.0% due to increased labor cost and higher maintenance expenses on telephone plant. Depreciation increased by $18,874 or 4.1%, which is directly related to an increase in property, plant and equipment. General and Administrative expenses were responsible for a $29,941 or 9.4% increase in operating expenses. This increase is attributed to an increase in labor expense and the Company's continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. Other operating expenses decreased $38,149 or 12.0%. This decrease is the result of reduced cost of goods sold compared to the same period in 1998.

Interest expense decreased by $5,636 due to a decrease in long-term debt outstanding. Interest income decreased by $12,897 reflecting fewer funds available for investment. Cellular partnership income increased $32,025 or 10.9%, as the investment in Midwest Wireless continues to be a strong performer. The $32,445 decrease in income from other investment income consists of the anticipated loss from an investment in Fibercom, Inc. for 1999. Fibercom, Inc. is a startup operation, which seeks to provide competitive local exchange service in Iowa.

Net income for the quarter ended March 31, 1999 was 4.7% higher than the same period in 1998. The primary reason for the increase in profitability was through the combination of expenses being held at a consistent level with the prior year, growth in access lines and network usage, as well as the benefit of basic local rate increases in the third quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Flows--The Company had a decrease in cash of $1,302,716 for the quarter resulting in a balance of $1,248,350 as of March 31, 1999. Cash used in investing activities was the primary reason for the decrease in cash during the first quarter. The Company continues to enhance its telecommunications network to provide its subscribers with reliable state of the art communications services, as is evident by additions to property, plant, and equipment. The Company funds capital expenditures through internally generated funds, which totaled $448,003 for the first quarter ending March 31, 1999. The Company continues to invest its idle cash in a conservative matter, this can be seen through the additional purchases of Certificates of Deposits, totaling $600,000, which brings the balance of short term investments to $1,500,000 compared to $900,000 at December 31, 1998 Dividend payments, which were the primary use of cash in financing activities increased for the first quarter from $.20 per share in 1998 to $.22 per share in 1999.

Working Capital--Current assets exceeded current liabilities by $3,003,000 as of March 31, 1999, compared to a working capital surplus of $2,891,000 as of December 31, 1998. The primary source of working capital was internal operations. The ratio of current assets to current liabilities was 3.0:1.0 as of March 31, 1999, compared to 2.2:1.0 as of December 31, 1998. Notes Receivable includes $700,000 from Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., has variable interest rate which was 6% at December 31, 1998. Interest Payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

The Company continues to make investments in state-of-the-art technology to offer subscribers the best possible service. Capital expenditures for 1999 are expected to be $2,450,000. Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and maintain historical dividend levels.

                           Year 2000 Compliance Issue

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

                           PART II. OTHER INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEMS 1-5.   Not applicable.
ITEM 6.      Exhibits and Reports on Form 8--K.

There were no reports on Form 8-K for the Quarter ended March 31, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              NEW ULM TELECOM, INC.
                         -------------------------------
                                  (Registrant)




Dated: April 30, 1999              By   /s/ James P. Jensen
                                      ------------------------------------------
                                          James P. Jensen, President


Dated: April 30, 1999              By   /s/ Bill Otis
                                      ------------------------------------------
                                          Bill Otis, Executive Vice-President