Form 10-Q
period 1999-06-30
NEW ULM TELECOM INC
filed 1999-08-09
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from ___________to ___________.


                          Commission File Number 0-3024

                              New Ulm Telecom, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (507) 354-4111
                         -------------------------------
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____X____     No _________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,732,455.

                              NEW ULM TELECOM, INC.


                                    CONTENTS


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

   Unaudited Consolidated Balance Sheets                                   3-4

   Unaudited Consolidated State Income                                     5

   Unaudited Consolidated Statements of Stockholders' Equity               6

   Unaudited Consolidated Statements of Cash Flows                         7

   Notes to Unaudited Consolidated Financial Statements                    8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION                                 9-11

PART II. OTHER INFORMATION                                                 12-13

                         PART I. FINANCIAL INFORMATION

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                         JUNE 30,       DECEMBER 31,
                                                           1999             1998
                                                       ------------     ------------
CURRENT ASSETS:
   Cash                                                $  1,115,940     $  2,551,066
   Certificates of Deposit                                  900,000          900,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $41,933 and $33,000             1,141,881        1,322,903
   Inventories                                              421,715          354,027
   Prepaid Expenses                                          73,073           95,435
                                                       ------------     ------------
     Total Current Assets                                 3,652,609        5,223,431
                                                       ------------     ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired                3,503,345        3,560,233
   Notes Receivable, Less Current Portion
     of $4,552 and $4,997                                   780,937          783,448
   Cellular Investments                                   4,924,557        4,507,078
   Other                                                    580,700          437,466
                                                       ------------     ------------
     Total Investments and Other Assets                   9,789,539        9,288,225
                                                       ------------     ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                              27,464,255       26,261,325
   Other Property & Equipment                             1,696,387        1,568,153
   Cable Television Plant                                   791,749          787,548
                                                       ------------     ------------
     Total                                               29,952,391       28,617,026
   Less Accumulated Depreciation                         18,005,765       17,085,234
                                                       ------------     ------------
     Net Property, Plant & Equipment                     11,946,626       11,531,792
                                                       ------------     ------------

TOTAL ASSETS                                           $ 25,388,774     $ 26,043,448
                                                       ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         JUNE 30,       DECEMBER 31,
                                                           1999             1998
                                                       ------------     ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                   $    366,666     $    366,666
   Accounts Payable                                         232,827        1,686,643
   Other Accrued Taxes                                       59,521           54,514
   Other Accrued Liabilities                                246,816          224,398
                                                       ------------     ------------
      Total Current Liabilities                             905,830        2,332,221
                                                       ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                      3,116,667        3,300,000
                                                       ------------     ------------

DEFERRED CREDITS:
   Income Taxes                                           1,519,148        1,519,148
   Investment Tax Credits                                    19,486           23,088
                                                       ------------     ------------
      Total Deferred Credits                              1,538,634        1,542,236
                                                       ------------     ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                         8,662,275        8,662,275
   Retained Earnings                                     11,165,368       10,206,716
                                                       ------------     ------------
      Total Stockholders' Equity                         19,827,643       18,868,991
                                                       ------------     ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $ 25,388,774     $ 26,043,448
                                                       ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                           1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
OPERATING REVENUES:
   Local Network                        $   657,768     $   561,465     $ 1,293,697     $ 1,113,133
   Network Access                         1,480,506       1,287,604       2,816,946       2,588,016
   Billing and Collection                   119,800         126,694         241,398         267,772
   Miscellaneous                            132,478         115,739         225,763         211,571
   Nonregulated                             593,577         506,901       1,148,305       1,003,012
                                        -----------     -----------     -----------     -----------
      Total Operating Revenues            2,984,129       2,598,403       5,726,109       5,183,504
                                        -----------     -----------     -----------     -----------

OPERATING EXPENSES:
   Plant Operations                         352,804         326,750         678,433         585,244
   Depreciation                             476,289         458,268         953,430         916,535
   Amortization                              28,444          28,444          56,888          56,888
   Customer                                 150,325         130,000         294,891         265,265
   General and Administrative               372,867         352,720         721,617         671,529
   Other Operating Expenses                 282,845         307,502         562,915         625,722
                                        -----------     -----------     -----------     -----------
      Total Operating Expenses            1,663,574       1,603,684       3,268,174       3,121,183
                                        -----------     -----------     -----------     -----------

OPERATING INCOME                          1,320,555         994,719       2,457,935       2,062,321
                                        -----------     -----------     -----------     -----------

OTHER (EXPENSES) INCOME:
   Interest Expense                         (57,366)        (63,382)       (116,428)       (128,080)
   Interest Income                           25,344          41,944          57,778          87,275
   Cellular Partnership Income              327,120         268,549         654,240         563,644
   Other Investment Income (Expense)        (33,572)             52         (66,017)             52
                                        -----------     -----------     -----------     -----------
      Total Other Income, Net               261,526         247,163         529,573         522,891
                                        -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                1,582,081       1,241,882       2,987,508       2,585,212

INCOME TAXES                                652,187         513,241       1,231,927       1,067,552
                                        -----------     -----------     -----------     -----------

NET INCOME                              $   929,894     $   728,641     $ 1,755,581     $ 1,517,660
                                        ===========     ===========     ===========     ===========

NET INCOME PER SHARE - NOTE 2           $      0.54     $      0.42     $      1.01     $      0.88
                                        ===========     ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK                RETAINED
                                         SHARES           AMOUNT          EARNINGS
                                     ------------      ------------     ------------
BALANCE on December 31, 1997            1,732,455      $  8,662,275     $  8,821,223

Net Income                                                                 3,239,220
Dividends                                                                 (1,853,727)

                                     ------------      ------------     ------------
BALANCE on December 31, 1998            1,732,455      $  8,662,275     $ 10,206,716

Net Income                                                                 1,755,581
Dividends                                                                   (796,929)

                                     ------------      ------------     ------------
BALANCE on June 30, 1999                1,732,455      $  8,662,275     $ 11,165,368
                                     ============      ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                 1999              1998
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $  1,755,581      $  1,517,660
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                       1,010,318           973,423
            Cellular Partnerships Income                         (654,240)         (563,644)
            Distributions from Cellular Investments               236,761                 0
          (Increase) Decrease in:
             Receivables                                          180,577          (363,517)
             Inventories                                          (67,688)          (72,229)
             Prepaid Expenses                                      22,362            18,613
          Increase (Decrease) in:
             Accounts Payable                                  (1,453,816)         (387,665)
             Other Accrued Taxes                                    5,007             4,289
             Other Accrued Liabilities                             22,418           (36,471)
             Deferred Investment Tax Credits                       (3,602)           (6,005)
                                                             ------------      ------------
               Net Cash Provided by Operating Activities        1,053,678         1,084,454
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net               (1,368,264)         (531,126)
   Change in Notes Receivable                                       2,956             1,585
   Change in Temporary Cash Investments                                 0          (302,486)
   Other, Net                                                    (143,234)              (53)
                                                             ------------      ------------
               Net Cash Used in Investing Activities           (1,508,542)         (832,080)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                          (183,333)         (183,332)
   Dividends Paid                                                (796,929)         (692,982)
                                                             ------------      ------------
               Net Cash Used in Financing Activities             (980,262)         (876,314)
                                                             ------------      ------------


NET INCREASE (DECREASE) IN CASH                                (1,435,126)         (623,940)

CASH
   AT BEGINNING OF PERIOD                                       2,551,066           906,716
                                                             ------------      ------------

CASH
   AT END OF PERIOD                                          $  1,115,940      $    282,776
                                                             ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1999 and 1998.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the period ending June 30, 1999 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 1999 and 1998 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                     1999             1998
                                     ----             ----
             Interest            $117,415         $129,066
             Income taxes      $1,290,000       $1,194,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30, 1998

Operating revenues for the six months ended June 30, 1999 were $542,605 or 10.5% higher than for the same period in 1998. Local network revenue saw an increase of 16.2%, due to an increase in Centrex service, an increased demand for telephone lines to provide internet services, and an increase in the monthly local service rates that took effect October 1, 1998. Network Access revenues increased $228,930 or 8.9%, which can be attributed to an increase in minutes of use billed to interexchange carriers, an increase in special access billings and increased interstate access settlements from NECA. Billing and collection revenues decreased $26,374 or 9.9% as a result of IXC's taking back the billing and collection function. Nonregulated revenues continue to show strong growth. These revenues grew 14.5% over the revenues recorded for the same period in 1998. The increase of $145,293 is the result of our success with cable television, Internet services, increased pricing of our inside wire maintenance fees and increased market share of our long distance service, which was introduced during the third quarter of 1997.

Total operating expenses increased by $146,991 or 4.7%. Plant operations increased by $93,189 or 15.9% due to increased labor costs and higher maintenance expenses on telephone plant. Depreciation increased by $36,895 or 4.0%, resulting from an increase in property, plant and equipment. A $29,626 or 11.2% increase in customer operations is the result of an increase in labor costs due to increasing staff size to better serve a growing customer base. General and Administrative expenses were responsible for a $50,088 or 7.5% increase in operating expenses. This increase is attributed to an increase in labor expense and the Company's continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. The increase in G & A expenses were also effected by the hiring of outside consultants to assist with the development of a new Company Logo. This new logo reflects our expanding services, such as high speed data delivery and enhanced entertainment delivery to the home, while continuing to be focused on customer service and voice delivery. The company's logo uses futuristic art that will allow for growth and expansion of services. Other operating expenses decreased $62,807 or 10%. This decrease is the result of reduced cost of goods sold, through improved inventory purchasing and control, as compared to the same period in 1998.

Interest expense decreased by $11,652 due to a decrease in long-term debt outstanding. Interest income decreased by $29,497 reflecting fewer funds available for investment. The investment in Midwest Wireless continues to be a strong performer, which is reflected by a 16.1% or $90,956 increase in partnership income. The $65,965 decrease in income from other investment income consists of the anticipated loss from an investment in Fibercom, Inc. for 1999. Fibercom, Inc. is a startup operation, which seeks to provide competitive local exchange service in Iowa.

Net income increased by $237,921 or 15.7%.

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                      THE THREE MONTHS ENDED JUNE 30, 1998

The increase in total operating revenues was $385,726 or 14.8%. Local network saw an increase of $96,303 or 17.2% due to an increase in Centrex service, an increased demand for telephone lines to provide internet services, and an increase in the monthly local service rate that took effect October 1, 1998. Network Access increased $192,902 or 15%, which can be attributed to an increase in minutes of use billed to interexchange carriers, increased special access billing, and increased interstate access settlements from NECA. Nonregulated revenue showed a 17.1% growth in the second quarter of 1999. This increase of $86,676 is attributed to our success with cable television, Internet services, increased pricing of our inside wire maintenance fees, and increased market share of our long distance service, which was introduced in the third quarter of 1997.

Total operating expenses increased by $59,890 or 3.7%. Plant operations were accountable for 43.5% of the increase in operating expenses. This increase reflects the rise in labor cost and higher maintenance expenses on telephone plant. Customer operations contributed 33.9% of the increase in operating expenses through increased labor costs due to increasing staff size to better serve a growing customer base. General and Administrative expenses were responsible for 33.6% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance by searching out acquisition opportunities and developing a new Company Logo. This new logo reflects our expanding services such as high speed data delivery and enhanced entertainment delivery to the home, while continuing to be focused on customer service and voice delivery. The company's logo uses futuristic art that will allow for growth and expansion of services. Other operating expenses decreased $62,807 or 10%. This decrease is the result of reduced cost of goods sold, through improved inventory purchasing and control, as compared to the same period in 1998.

Interest expense decreased by $6,016 due to a decrease in long-term debt outstanding. Interest income decreased by $16,600 reflecting fewer funds available for investment. The investment in Midwest Wireless continues its strong performance record, which is reflected by a 21.8% or $58,571 increase.

Net income increased by $201,253 or 27.6%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash of $1,435,126 for the first six months of 1999 resulting in a balance of $1,115,940 as of June 30, 1999. Cash invested in Certificates of Deposit at June 30,

1999 remained unchanged from December 31, 1998 at $900,000. Cash decreased due to the reduction in accounts payable as compared to December 31, 1998. Working Capital decreased $144,431 from December 31, 1998. This decrease results from the reduction in cash to pay for capital expenditures. Notes Receivable includes $700,000 from Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., has a variable interest rate which was 6% at December 31, 1998. Interest payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

The Company continues to make investments in state-of-the-art technology to offer subscribers the best possible service. Capital expenditures for 1999 are expected to be $2,450,000. Management believes the Company will generate sufficient working capital internally from operations to meet its operating needs and maintain historical dividend levels.


                              YEAR 2000 CONVERSION

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

The Company has identified which software upgrades to its NORTEL switching and transport network are necessary to become Year 2000 compliant. All upgrades have been completed. These upgrades are part of an ongoing contract that is entered into every three years to keep the network up to current standards. The Company would be entering into this upgrade normally and did not need to accelerate any upgrades to become Year 2000 compliant.

The Company's internal business software consists of a billing and customer care, plant records and trouble reporting software that is currently Year 2000 compliant. A conversion of the Company's accounting and financial reporting software was converted on July 1, 1999. This conversion was part of the Company's business plan and was not entered into for the sole purpose of Year 2000 compliance. However, the new system is Year 2000 compliant.

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


Items 1-3. Not Applicable

Item 4. Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of the registrant was held May 6, 1999 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,732,455 of which 1,217,095 were present either in person or by proxy. Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR                 FOR             AGAINST        ABSTAIN

Robert Ranweiler         1,230,079                      3,216
Mark Retzlaff            1,205,392                      6,303
Duane Lambrecht          1,202,654                      9,041

Also, one director was elected to fill the unexpired term of the deceased Linus Grathwohl to hold office until the Annual Meeting of Shareholders to be held in May of the year 2000. The name of the director elected and the applicable votes were as follows:

DIRECTOR                 FOR             AGAINST        ABSTAIN

Mary Ellen Domeier       1,208,260                      3,435

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2000 Annual Meeting         2001 Annual Meeting

Rosemary Dittrich           Lavern Biebl
Gary Nelson                 James Jensen
Mary Ellen Domeier          Perry Meyer

The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 1999, by a vote of 1,213,908 for, 855 against, and 2,332 abstained.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K for the Quarter ended June 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)


Dated:              By    /s/ James P. Jensen
                          ----------------------------------
                           James P. Jensen, Chairman


Dated:              By    /s/ Bill Otis
                          ----------------------------------
                           Bill Otis, President