Form 10-Q
period 1999-09-30
NEW ULM TELECOM INC
filed 1999-11-12
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

       For the transition period from _______________ to _______________.


                          Commission File Number 0-3024

                              New Ulm Telecom, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-0440990
     ------------------------------              --------------------------
(State or jurisdiction of incorporation)    (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
            ---------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                   ------------------------------------------
                         (Registrant's telephone number)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date: 1,732,455.

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

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                                 SEPTEMBER 30,  DECEMBER 31,
                                                    1999           1998
                                                 -----------    -----------
CURRENT ASSETS:
   Cash                                          $   919,684    $ 2,551,066
   Certificates of Deposit                         1,200,000        900,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $47,863 and $33,000      1,650,518      1,322,903
   Inventories                                       374,538        354,027
   Prepaid Expenses                                   59,069         95,435
                                                 -----------    -----------
     Total Current Assets                          4,203,809      5,223,431
                                                 -----------    -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired         3,474,901      3,560,233
   Notes Receivable, Less Current Portion
     of $4,304 and $4,997                            781,532        783,448
   Cellular Investments                            5,100,149      4,507,078
   Other                                             636,344        437,466
                                                 -----------    -----------
     Total Investments and Other Assets            9,992,926      9,288,225
                                                 -----------    -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                       27,746,747     26,261,325
   Other Property & Equipment                      1,716,818      1,568,153
   Cable Television Plant                            798,827        787,548
                                                 -----------    -----------
     Total                                        30,262,392     28,617,026
   Less Accumulated Depreciation                  18,477,015     17,085,234
                                                 -----------    -----------
     Net Property, Plant & Equipment              11,785,377     11,531,792
                                                 -----------    -----------

TOTAL ASSETS                                     $25,982,112    $26,043,448
                                                 ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1999           1998
                                                    -----------    -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                $   366,666    $   366,666
   Accounts Payable                                     507,472      1,686,643
   Other Accrued Taxes                                   46,007         54,514
   Other Accrued Liabilities                            258,697        224,398
                                                    -----------    -----------
      Total Current Liabilities                       1,178,842      2,332,221
                                                    -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                  3,025,000      3,300,000
                                                    -----------    -----------

DEFERRED CREDITS:
   Income Taxes                                       1,519,148      1,519,148
   Investment Tax Credits                                18,412         23,088
                                                    -----------    -----------
      Total Deferred Credits                          1,537,560      1,542,236
                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                     8,662,275      8,662,275
   Retained Earnings                                 11,578,435     10,206,716
                                                    -----------    -----------
      Total Stockholders' Equity                     20,240,710     18,868,991
                                                    -----------    -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                          $25,982,112    $26,043,448
                                                    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                          FOR THREE MONTHS ENDED           FOR NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                           1999            1998            1999            1998
                                        -----------     -----------     -----------     -----------
OPERATING REVENUES:
   Local Network                        $   646,085     $   559,636     $ 1,939,782     $ 1,672,769
   Network Access                         1,429,004       1,348,749       4,245,950       3,936,765
   Billing and Collection                   115,920         124,022         357,318         391,793
   Miscellaneous                             95,649          94,174         321,412         305,745
   Nonregulated                             640,032         484,699       1,788,337       1,487,711
                                        -----------     -----------     -----------     -----------
      Total Operating Revenues            2,926,690       2,611,280       8,652,799       7,794,783
                                        -----------     -----------     -----------     -----------

OPERATING EXPENSES:
   Plant Operations                         355,729         366,641       1,034,162         951,885
   Depreciation                             473,561         458,266       1,426,991       1,374,801
   Amortization                              28,480          28,444          85,368          85,332
   Customer                                 145,855         118,947         440,746         384,212
   General and Administrative               384,271         325,885       1,105,888         997,414
   Other Operating Expenses                 389,200         271,908         952,115         907,156
                                        -----------     -----------     -----------     -----------
      Total Operating Expenses            1,777,096       1,570,091       5,045,270       4,700,800
                                        -----------     -----------     -----------     -----------

OPERATING INCOME                          1,149,594       1,041,189       3,607,529       3,093,983
                                        -----------     -----------     -----------     -----------

OTHER (EXPENSES) INCOME:
   Interest Expense                         (55,872)        (61,847)       (172,300)       (189,927)
   Interest Income                           26,049          42,240          83,827         129,515
   Cellular Investment Income               327,119         265,094         981,359         828,738
   Other Investment Income (Expense)        (32,445)              0         (98,462)          9,579
                                        -----------     -----------     -----------     -----------
      Total Other Income, Net               264,851         245,487         794,424         777,905
                                        -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                1,414,445       1,286,676       4,401,953       3,871,888

INCOME TAXES                                585,588         525,415       1,817,515       1,592,967
                                        -----------     -----------     -----------     -----------

NET INCOME                              $   828,857     $   761,261     $ 2,584,438     $ 2,278,921
                                        ===========     ===========     ===========     ===========

NET INCOME PER SHARE - NOTE 2           $      0.48     $      0.44     $      1.49     $      1.32
                                        ===========     ===========     ===========     ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        COMMON STOCK             RETAINED
                                   SHARES          AMOUNT        EARNINGS
                                 -----------     -----------    -----------

BALANCE on December 31, 1997       1,732,455     $ 8,662,275    $ 8,821,223

Net Income                                                        3,239,220
Dividends                                                        (1,853,727)

                                 -----------     -----------    -----------
BALANCE on December 31, 1998       1,732,455     $ 8,662,275    $10,206,716

Net Income                                                        2,584,438
Dividends                                                        (1,212,719)

                                 -----------     -----------    -----------
BALANCE on September 30, 1999      1,732,455     $ 8,662,275    $11,578,435
                                 ===========     ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              FOR NINE MONTHS ENDED

                                                               1999            1998
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $ 2,584,438     $ 2,278,921
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
           Depreciation and Amortization                      1,512,359       1,460,134
            Cellular Investment Income                         (981,359)       (828,738)
             Distributions from Cellular Investments            388,288         110,757
           (Increase) Decrease in:
             Receivables                                       (328,308)       (220,412)
             Inventories                                        (20,511)         76,781
             Prepaid Expenses                                    36,366          44,891
           Increase (Decrease) in:
             Accounts Payable                                (1,179,171)       (405,038)
             Other Accrued Taxes                                 (8,507)         (7,309)
             Other Accrued Liabilities                           34,299          12,669
             Deferred Investment Tax Credits                     (4,676)         (9,007)
                                                            -----------     -----------
               Net Cash Provided by Operating Activities      2,033,218       2,513,649
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net             (1,680,612)       (940,188)
   Change in Notes Receivable                                     2,609        (696,980)
   Change in Temporary Cash Investments                        (300,000)        600,000
   Other, Net                                                  (198,878)         37,843
                                                            -----------     -----------
               Net Cash Used in Investing Activities         (2,176,881)       (999,325)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                        (275,000)       (274,999)
   Dividends Paid                                            (1,212,719)     (1,039,473)
                                                            -----------     -----------
               Net Cash Used in Financing Activities         (1,487,719)     (1,314,472)
                                                            -----------     -----------


NET INCREASE (DECREASE) IN CASH                              (1,631,382)        199,852

CASH
   AT BEGINNING OF PERIOD                                     2,551,066         906,716
                                                            -----------     -----------

CASH
   AT END OF PERIOD                                         $   919,684     $ 1,106,568
                                                            ===========     ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1999 and 1998.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the period ending September 30, 1999 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 1999 and 1998 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
            Cash paid during the period for:

                                        1999           1998
                                        ----           ----
                 Interest           $173,779       $191,405
                 Income taxes     $2,031,000     $1,692,500

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The increase in total operating revenues for the nine months ended September 30, 1999 was $858,016 or 11.0%. Local network revenue saw an increase of 16.0% as the result of increased demand for telephone lines to provide internet services, an increase in Centrex service, and an increase in the monthly local service rates that took effect October 1, 1998. An increase in minutes of use billed to interexchange carriers (IXC's) and increased interstate access settlements from NECA is responsible for a 7.9% increase in network access revenues. Billing and collection revenues decreased $34,475 or 8.8% as the result of IXC's taking back the billing and collection function. Strong growth continues with our nonregulated services. These revenues grew 20.2% over the revenues recorded for the same period in 1998. The $300,626 increase in revenues is the result of our success with cable television, Internet services, price increase of our inside wire maintenance fees and increased market share of our long distance service, which was introduced during the third quarter of 1997. Continued growth of nonregulated revenues is expected as the Company increases its marketing of these services.

Total operating expenses increased by $344,470 or 7.3%. Plant operations increased by $82,277 or 8.6% due to increased labor costs and higher maintenance expenses on telephone plant. Depreciation increased by $52,190 or 3.8%, resulting from an increase in property, plant and equipment. A $56,534 or 14.7% increase in customer operations is the result of an increase in labor costs due to an increasing focus on the customer service operations of the company, which is a result of an increasing customer base and product offerings. General and Administrative expenses were responsible for a $108,474 or 10.9% increase in operating expenses. This increase is attributed to an increase in labor expense and the Company's continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. The increase in G & A expenses were also effected by the hiring of outside consultants to assist with the development of a new Company Logo. This new logo reflects our expanding services such as high-speed data delivery and enhanced entertainment to the home, while maintaining focus on customer service and voice delivery. The logo's design uses futuristic art that will allow for growth and expansion of services. Other operating expenses increased $44,959 or 5%. This increase is associated with the increased marketing efforts of our nonregulated services.

Interest expense decreased by $17,627 due to a decrease in long-term debt outstanding. Interest income decreased by $45,688 reflecting fewer funds available for investment. The investment in Midwest Wireless continues to be a strong performer, which is reflected by an 18.4% or

$152,621 increase in cellular investment income. The $88,883 decrease in income from other investment income consists of the anticipated loss from an investment in Fibercom, Inc. for 1999. Fibercom, Inc. is a startup operation, which seeks to provide competitive local exchange service in Iowa.

Net income increased by $305,517 or 13.4%.

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The increase in total operating revenues was $315,410 or 12.1%. Local network saw an increase of $86,449 or 15.5% due to an increase in Centrex service, an increased demand for telephone lines to provide Internet services, and an increase in the monthly local service rate that took effect October 1, 1998. Network Access increased $80,255 or 6% which can be attributed to an increase in minutes of use billed to interexchange carriers, increased special access billing, and increased interstate access settlements from NECA. Nonregulated revenue showed a 32.1% growth in the third quarter of 1999. This increase of $155,333 is attributed to our success with cable television, Internet services, increased pricing of our inside wire maintenance fees, and increased market share of our long distance service, which was introduced in the third quarter of 1997.

Total operating expenses increased by $207,005 or 13.2%. Plant operations were accountable for 5.3% decrease in operating expenses. This decrease reflects the absence of the costs associated with the repair of telephone plant incurred in 1998 by a storm on July 20, 1998. Customer operations contributed 13% of the increase in operating expenses through increased labor costs due to increasing staff size to better serve a growing customer base. General and Administrative expenses were responsible for 28.2% of the increase in operating expenses. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance by searching out acquisition opportunities and developing a new Company Logo. The new Company logo reflects our expanding services such as high-speed data delivery and enhanced entertainment delivery to the home, while continuing to be focused on customer service and voice delivery. The logo's design uses futuristic art that will allow for growth & expansion of services. Other operating expenses accounted for 56.7% of the increase in operating expenses. This increase is associated with the increased marketing efforts of our nonregulated services.

Interest expense decreased by $5,975 due to a decrease in long-term debt outstanding. Interest income decreased by $16,191 reflecting fewer funds available for investment. The investment in Midwest Wireless continues its strong performance record, which is reflected by a 23.4% or $62,025 increase.

Net income increased by $67,596 or 8.9%.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash of $1,631,382 for the first nine months of 1999 resulting in a balance of $919,684 as of September 30, 1999. Cash invested in Certificates of Deposit at September 30, 1999 was $1,200,000, which is an increase of $300,000 over the balance at December 31, 1998. Cash decreased due to the reduction in accounts payable and increased investment of cash resources as compared to December 31, 1998. Working Capital increased $133,757 from December 31, 1998. This increase is the result of profitable internal operations. Notes Receivable includes $700,000 from the General Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., has a variable interest rate which was 6% at December 31, 1998. Interest payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

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

The Company's internal business software consists of a billing and customer care, plant records and trouble reporting software that is currently Year 2000 compliant. A conversion of the Company's accounting and financial reporting software was completed on July 1, 1999. This conversion was part of the Company's business plan and was not entered into for the sole purpose of Year 2000 compliance. However, the new system is Year 2000 compliant.

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

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

             On October 29, 1999 the Registrant filed a Form 8-K. The form reported the Company's plan to upgrade the communications infrastructure of the urban district of New Ulm, Minnesota. The project is estimated to cost $10 million. The company will begin construction in the fourth quarter of 1999 with an estimated completion of third quarter 2000.



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated:  November 10, 1999                        By    /s/ James P. Jensen
                                                       -------------------------
                                                       James P. Jensen, Chairman


Dated:  November 10, 1999                        By    /s/  Bill Otis
                                                       -------------------------
                                                       Bill Otis, President