Form 10-K405
period 1999-12-31
NEW ULM TELECOM INC
filed 2000-03-30
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 or

       ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Minnesota                                        41-0440990
-------------------------------                            ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                No.)

                             400 Second Street North
                            New Ulm, Minnesota 56073
                  ---------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number including area code: 507-354-4111

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

       State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                                  Not Available
                                  -------------

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                1,732,455 Shares Outstanding at December 31, 1999

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

New Ulm Telecom, Inc. is the parent company for five wholly-owned subsidiaries, which are:

               Western Telephone Company
               Peoples Telephone Company
               New Ulm Phonery, Inc.
               New Ulm Cellular #9, Inc.
               New Ulm Long Distance, Inc.

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 1999, the Company served 16,686 access lines.

New Ulm Phonery, Inc. is a non-regulated telecommunications business which sells and services telephone apparatus on a retail level primarily in the areas served by the three operating telephone companies.

New Ulm Cellular #9, Inc. owns an interest in a limited liability company that provides cellular phone service in southern Minnesota (in 1999, New Ulm Cellular #7, #8, and #10, Inc. were merged into #9).

Peoples Telephone Company owns an interest in a limited liability company that provides compeitive local exchange service in northwestern Iowa.

New Ulm Long Distance, Inc. is a non-regulated long distance business which sells long distance service.

The Registrant's operations consist of only one segment, which is to provide local exchange telephone service and related access to the long distance network. The Company does not have any collective bargaining agreements with its employees.

New Ulm Telecom, Inc. provides telephone service to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company operates a cable television system in the city of Aurelia, Iowa, serving approximately 375 customers. Western Telephone Company operates three cable television systems in Minnesota (cities of Sandborn, Jeffers and Wabasso) serving approximately 413 customers.

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

The cellular company derives its revenue from the percentage ownership of the cellular limited liability company (LLC). Peoples Telephone Company also has an equity interest in two rural service areas in Iowa. The cellular LLC provides their cellular phone service on the wireline side. The service area that the LLC operates in also has a non-wireline provider that is the competition for that area. In addition, new wireless technology called Personal Communications Service (PCS) will provide new competitors in the future.

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

As of December 31, 1999, the total full time employees of the Registrant and its subsidiaries was 47. New Ulm Telecom, Inc. employed 40 full time employees, Western Telephone Company had 4 full time employees and Peoples Telephone Company had 3 full time employees. New Ulm Phonery, Inc.'s and New Ulm Long Distance, Inc.'s labor are provided by the employees of New Ulm Telecom, Inc. The cellular subsidiary has no employees.

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

                                     PART I

Peoples Telephone Company's central office equipment was installed in 1999 and consists of an RSC digital remote switch. The Company leases most switching facilities from Fibercom, LLC.

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

         (2) New Ulm Telecom, Inc. constructed a warehouse in 1992 that is located at 225 20th South Street, New Ulm, Minnesota. The warehouse has 10,800 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction.

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

         (5) New Ulm Telecom, Inc. owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 1999, there were approximately 1,121 holders of record of the Company's common stock.

Dividends

Dividends were declared quarterly in 1999, 1998 and 1997. In addition to the quarterly dividends, a special dividend was declared in 1998 and 1997.

Dividends were $.95 in 1999, $1.07 in 1998 (which includes the special dividend of $.25 per share), and $.99 per share in 1997 (which includes a special dividend of $.25 per share). Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 6 to the financial statements for restrictions on the payment of dividends.

                                     PART II

Item 6.        Selected Financial Data

Selected Income Statement Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      1999                1998                1997               1996                1995
                                 ---------------    ----------------    ---------------    ----------------    ----------------
Operating Revenues               $   11,757,082     $    10,478,643     $     9,666,727     $    9,346,224     $     8,975,187

Operating Expenses                    7,106,612           6,333,981           5,812,800          5,631,181           5,477,162

Operating Income                      4,650,470           4,144,662           3,853,927          3,715,043           3,498,025

Other Income (Expenses)               1,132,540           1,230,569             935,548            275,016             247,873

Income Taxes                          2,453,587           2,136,011           1,976,220          1,586,544           1,491,105

Net Income                            3,329,423           3,239,220           2,813,255          2,403,515           2,254,793

Basic Net Income Per
    Share                                  1.92                1.87                1.62               1.39                1.30

Dividends Per Share                         .95                1.07                 .99                .65                 .58

Selected Balance Sheet Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      1999                1998                1997               1996                1995
                                 ---------------    ----------------    ---------------    ----------------    ----------------

Current Assets                   $    4,235,750     $     5,223,431     $     4,411,510     $    3,938,975     $     3,478,049

Current Liabilities                   2,013,263           2,332,221           1,325,949            937,488             949,532

Working Capital                       2,222,487           2,891,210           3,085,561          3,001,487           2,528,517

Total Assets                         27,027,069          26,043,448          23,978,695         22,849,405          22,021,455

Long-Term Debt                        3,300,000           3,666,666           4,033,332          4,400,000           4,766,666

Stockholders' Equity                 20,552,582          18,868,991          17,483,498         16,385,373          15,113,728

Book Value Per Share                      11.86               10.89               10.09               9.46                8.72


All per share amounts have been adjusted to reflect a three-for-one stock split effective April 1, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 16,300 access lines through its three local exchange telephone companies. In addition, the Company is an investor in a cellular limited liability company in southern Minnesota, a competitive local exchange company limited liability company in northwest Iowa, and two RSAs (rural service areas) in northwest Iowa. The Company also operates four cable television systems and resells long distance service.

                                     PART II

Results of Operations

The Company's operating revenues are principally derived from the local service and access revenues received through the operations of its three local exchange companies. Local service revenues are earned by providing customers access to connecting points within the local exchange boundaries and, in certain cases, to other local exchanges through extended area service plans, which eliminates toll service between those local exchanges. Revenues are derived from local service by charging a flat monthly fee. The three local exchange telephone companies receive access revenues for providing intrastate and interstate exchanges services to long distance carriers (inter-exchange carriers or IXC). Access revenues come in several forms: flat rate compensation (i.e. end user fees and dedicated point-to-point facilities) or usage sensitive (i.e. toll-interstate and intrastate). In the case of interstate calls, access revenues are determined according to rules promulgated by the Federal Communications Commission (FCC) and administered by the National Exchange Carrier Association (NECA). Intrastate calls are administered by state regulatory agencies. Access revenues have increased steadily in recent years. The reason for this can be attributed to increased subscribers, calling patterns and technological advances, despite the rate reductions to the IXCs. In addition, the Company also sells and leases customer premises telephone equipment, provides inside wiring services and custom calling features, provides internet access and sells and leases other facilities for private line data transmission (i.e. local area network, virtual private network, and wide area network) and other communications services. Monthly fees for basic and premium services comprise the majority of revenues from the cable television ventures. These revenues are part of nonregulated revenues on the consolidated statement of income. The billing and collecting services for the IXCs are also another revenue source for the Company. This service is provided in lieu of the IXCs directly billing the end user for toll service. The following table reflects the percentage of revenue derived from each category over the past three years:

                                                 Year Ended December 31
                                            ----------------------------------
                                             1999          1998        1997
                                            -------       -------     --------

   Local Network                              23.0%         21.8%        22.4%
   Network Access                             48.4          49.2         50.6
   Billing and Collection                      3.7           4.9          5.5
   Miscellaneous                               3.7           3.7          4.0
   Nonregulated                               21.2          20.4         17.5
                                            -------       -------      -------

      Total                                  100.0%        100.0%       100.0%
                                            =======       =======      =======

                                     PART II

                              1999 COMPARED TO 1998

Operating revenues increased 12% to $11,757,082. The revenue breakdown by operating group was as follows:

                                                 New Ulm Telecom, Inc. and Subsidiaries
                                                         Year Ended December 31
                                      -------------------------------------------------------------
                                           1999                  1998                   1997
                                      ---------------       ----------------       ----------------

   Local Network                      $    2,701,274        $     2,284,739        $     2,161,847
   Network Access                          5,691,393              5,158,435              4,894,243
   Billing and Collection                    440,700                514,052                531,529
   Miscellaneous                             435,083                382,942                387,436
   Nonregulated                            2,488,632              2,138,475              1,691,672
                                      ---------------       ----------------       ----------------

      Total Operating Revenues        $   11,757,082        $    10,478,643        $     9,666,727
                                      ===============       ================       ================

Local network revenues increased $416,535 or 18%. The increase was due to an increase in access lines served, which increased 4.6% to 16,686 and a complete year of increased local service rates, which took effect October 1, 1998. Growth in access lines was due to increased development within the Company's service areas. Increased demand for access lines can be attributed to residential and business growth for the communities served in conjunction with the demand for advanced telephone services such as Internet services. Network access revenues increased $532,958 or 10%. The increase can be attributed to increased use of the telephone network by residential and business customers and increased universal service support.

Miscellaneous revenues increased $52,141 or 14%. The increase was chiefly due to an increase in directory advertising. Nonregulated revenues increased $350,157 or 16%. Revenue increases in this group were due to increased Internet revenue, voicemail revenue, billed labor revenue and long distance subscribers, which translates into increased minutes of use and revenue.

Operating expenses increased 12% or $772,631. The expense breakdown by operating group was as follows:

                                                    New Ulm Telecom, Inc. and Subsidiaries
                                                            Year Ended December 31
                                         -------------------------------------------------------------
                                              1999                  1998                   1997
                                         ---------------       ----------------       ----------------

   Plant Operations                      $    1,440,065        $     1,249,178        $     1,139,156
   Depreciation                               1,935,122              1,766,118              1,683,604
   Amortization                                 113,824                113,777                113,776
   Customer                                     600,209                517,340                564,358
   General and Administrative                 1,670,644              1,357,110              1,211,492
   Other Operating Expenses                   1,346,748              1,330,458              1,100,414
                                         ---------------       ----------------       ----------------

      Total Operating Expenses           $    7,106,612        $     6,333,981        $     5,812,800
                                         ===============       ================       ================


                                     PART II

Plant operations increased 15% or $190,887. The increase was due to the maintenance of the increased plant facilities that were necessary to supply our customers' demands for advanced services. Depreciation and amortization increased 9% or $169,004. Additions to property, plant and equipment of $2,800,000 were the reason for this increase. The Company continues to supply the communities it serves with the most current services and products available. This strategy is in line with the Company's vision for the future of communications.

Customer expenses increased 16% or $82,869, due largely to the growth in customers served and services offered. General and administrative expenses increased 23% or $313,534 due to the Company's expanding operations. The Company has invested considerable time and money developing a strategic plan for the future. Competition is evident in all parts of the United States and the threat of competition is closely becoming a reality. The Company is preparing itself for this reality as well as continuing to search for investment opportunities to provide our shareholders with the growth they anticipate. In addition, the Company is continuing to market its' products and services in an aggressive manner. Operating income increased 12% or $505,808.

Interest income declined $24,037 or 14%. The decline is caused by the lack of investment dollars due to internal financing of capital expenditures. Cellular partnership income increased $35,172 or 3%, due to continuing growth in the number of customers using cellular services. Other investment income declined $132,653. Losses from the Company's investment in a competitive local exchange carrier (CLEC) in northwest Iowa totaled $117,000. The Company anticipated substantial losses during this Company's start-up phase.

Income before income taxes increased 8% or $407,779. The Company's effective tax rate of 42.4% is higher than the standard Federal statutory tax rate due primarily to state income taxes.

The increases in operating revenues contributed significantly to the $90,203 or 3% increase in net income. The increase in net income reflects the Company's continued revenue growth in excess of the Company's growth in operating expenses.

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

Income before income taxes increased $585,756 or 12.2%. The Company's cellular investment income represents 24.2% of pre-tax income. Income taxes increased $159,791 or 8.1%

The increases in operating revenues and other income contributed significantly to the $425,965 or 15.1% increase in net income. The increase in net income reflects the Company's continued revenue growth in excess of the Company's growth in operating expenses.

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


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was to be effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment of SFAS No. 133, was issued in June of 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Adoption of this standard will have no effect on the Company's results of operation or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views regarding generally accepted accounting principles for revenue recognition and deferred costs in the financial statements. The Company does not believe SAB 101 will have a material effect on its financial statements.


Year 2000 Conversion

In 1999 the Company contracted with Nortel to upgrade its central office switching equipment to Year 2000 compliance. The Company completed installation and testing of the new equipment in November 1999. The Company is not aware of any disruptions of telephone service to its customers due to Year 2000 problems.

                                     PART II

Liquidity and Capital Resources

The Company's net working capital of $2,222,487 at December 31, 1999 is a decrease of $668,723 from 1998. The Company operates in a capital-intensive industry. The largest contributing factor to the Company's investing activity is additions to property, plant and equipment, which required $5,635,930 over the past three years. Dividends paid to shareholders was the biggest use of funds from the Company's financing activities, which totaled $1,645,832 or $.95 per share, an 11% decrease from the $1.07 paid in 1998 (which included a special dividend of $.25 per share). Excluding the special dividend of $.25 per share the dividend amount paid per share increased $.13 per share or 16%. The Company's primary source of working capital continued to come from its operating activity, which is historically driven by net income and depreciation. The Company's financial strength continues to be supported by its 1999 current ratio (2.10 to 1) and its EBITDA (earnings before interest, taxes, depreciation and amortization) which is a measure of the Company's pre-tax cash flow ($8,058,736). The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate, but is also in the process of negotiating a new loan to cover a portion of the planned construction costs discussed in Note 9 to the financial statements.


Factors Affecting Future Performance

The Company's future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996, and continued Year 2000 compliance. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information.

                                     PART II

Item 8.        Financial Statements and Supplementary Data







                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and
   Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                        /s/ OLSEN THIELEN & CO., LTD.

St. Paul, Minnesota
February 17, 2000

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

================================================================================

                                                                1999                   1998                  1997
                                                           ----------------       ---------------       ----------------
OPERATING REVENUES:
   Local Network                                           $     2,701,274        $    2,284,739        $     2,161,847
   Network Access                                                5,691,393             5,158,435              4,894,243
   Billing and Collection                                          440,700               514,052                531,529
   Miscellaneous                                                   435,083               382,942                387,436
   Nonregulated                                                  2,488,632             2,138,475              1,691,672
                                                           ----------------       ---------------       ----------------
      Total Operating Revenues                                  11,757,082            10,478,643              9,666,727
                                                           ----------------       ---------------       ----------------

OPERATING EXPENSES:
   Plant Operations                                              1,440,065             1,249,178              1,139,156
   Depreciation                                                  1,935,122             1,766,118              1,683,604
   Amortization                                                    113,824               113,777                113,776
   Customer Operations                                             600,209               517,340                564,358
   General and Administrative                                    1,670,644             1,357,110              1,211,492
   Other Operating                                               1,346,748             1,330,458              1,100,414
                                                           ----------------       ---------------       ----------------
      Total Operating Expenses                                   7,106,612             6,333,981              5,812,800
                                                           ----------------       ---------------       ----------------

OPERATING INCOME                                                 4,650,470             4,144,662              3,853,927
                                                           ----------------       ---------------       ----------------

OTHER INCOME (EXPENSES):
   Interest Expense                                               (226,780)             (250,269)              (274,748)
   Interest Income                                                 146,718               170,755                150,810
   Cellular Investment Income                                    1,335,489             1,300,317              1,059,486
   Other Investment Income (Expense)                              (122,887)                9,766                     --
                                                           ----------------       ---------------       ----------------
      Other Income (Expenses), Net                               1,132,540             1,230,569                935,548
                                                           ----------------       ---------------       ----------------

INCOME BEFORE INCOME TAXES                                       5,783,010             5,375,231              4,789,475

INCOME TAXES                                                     2,453,587             2,136,011              1,976,220
                                                           ----------------       ---------------       ----------------

NET INCOME                                                 $     3,329,423        $    3,239,220        $     2,813,255
                                                           ================       ===============       ================

BASIC NET INCOME PER SHARE                                 $          1.92        $         1.87        $          1.62
                                                           ================       ===============       ================

DIVIDENDS PER SHARE                                        $          0.95        $         1.07        $           .99
                                                           ================       ===============       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

================================================================================

                                     ASSETS

                                                                                       1999                   1998
                                                                                  ----------------       ----------------
CURRENT ASSETS:
   Cash                                                                           $     1,533,044        $     2,551,066
   Certificates of Deposit                                                                600,000                900,000
   Receivables, Net of Allowance for Doubtful
      Accounts of $33,000                                                               1,457,274              1,322,903
   Materials, Supplies and Inventories                                                    557,315                354,027
   Prepaid Expenses                                                                        88,117                 95,435
                                                                                  ----------------       ----------------
      Total Current Assets                                                              4,235,750              5,223,431
                                                                                  ----------------       ----------------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired, Net                                         3,446,456              3,560,233
   Notes Receivable                                                                       977,166                783,448
   Cellular Investments                                                                 5,282,233              4,507,078
   Other                                                                                  688,593                437,466
                                                                                  ----------------       ----------------
      Total Investments and Other Assets                                               10,394,448              9,288,225
                                                                                  ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                                                            28,356,244             26,261,325
   Other Property and Equipment                                                         1,779,022              1,568,153
   Cable Television Plant                                                                 802,899                787,548
                                                                                  ----------------       ----------------
      Total                                                                            30,938,165             28,617,026
   Less Accumulated Depreciation                                                       18,541,294             17,085,234
                                                                                  ----------------       ----------------
      Net Property, Plant and Equipment                                                12,396,871             11,531,792
                                                                                  ----------------       ----------------


TOTAL ASSETS                                                                      $    27,027,069        $    26,043,448
                                                                                  ================       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       1999                   1998
                                                                                  ----------------       ----------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                                              $       366,666        $       366,666
   Accounts Payable                                                                     1,256,049              1,686,643
   Accrued Taxes                                                                           58,006                 54,514
   Other Accrued Liabilities                                                              332,542                224,398
                                                                                  ----------------       ----------------
      Total Current Liabilities                                                         2,013,263              2,332,221
                                                                                  ----------------       ----------------

LONG-TERM DEBT                                                                          2,933,334              3,300,000
                                                                                  ----------------       ----------------

DEFERRED CREDITS:
   Income Taxes                                                                         1,510,554              1,519,148
   Investment Tax Credits                                                                  17,336                 23,088
                                                                                  ----------------       ----------------
      Total Deferred Credits                                                            1,527,890              1,542,236
                                                                                  ----------------       ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Common Stock - $5.00 Par Value, 6,400,000
      Shares Authorized, 1,732,455 Shares Issued
      and Outstanding                                                                   8,662,275              8,662,275
   Retained Earnings                                                                   11,890,307             10,206,716
                                                                                  ----------------       ----------------
      Total Stockholders' Equity                                                       20,552,582             18,868,991
                                                                                  ----------------       ----------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    27,027,069        $    26,043,448
                                                                                  ================       ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

================================================================================

                                                                           Common Stock
                                                                 ---------------------------------          Retained
                                                                   Shares              Amount               Earnings
                                                                 ------------       --------------       ---------------
BALANCE on December 31, 1996                                       1,732,455        $   8,662,275        $     7,723,098

   Net Income                                                                                                  2,813,255
   Dividends                                                                                                  (1,715,130)
                                                                 ------------       --------------       ----------------

BALANCE on December 31, 1997                                       1,732,455            8,662,275              8,821,223

   Net Income                                                                                                  3,239,220
   Dividends                                                                                                  (1,853,727)
                                                                 ------------       --------------       ----------------

BALANCE on December 31, 1998                                       1,732,455            8,662,275             10,206,716

   Net Income                                                                                                  3,329,423
   Dividends                                                                                                  (1,645,832)
                                                                 ------------       --------------       ---------------

BALANCE on December 31, 1999                                       1,732,455        $   8,662,275        $    11,890,307
                                                                 ============       ==============       ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

================================================================================

                                                                    1999                 1998                 1997
                                                               ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $    3,329,423       $    3,239,220       $    2,813,255
   Adjustments to Reconcile Net Income to Net
        Cash Provided By Operating Activities:
      Depreciation and Amortization                                 2,048,946            1,879,895            1,797,380
      Cellular Investment Income                                   (1,335,489)          (1,300,317)          (1,059,486)
      Distributions from Cellular Investments                         560,334              669,733              289,731
      (Increase) Decrease in:
        Receivables                                                  (134,371)            (389,542)              46,926
        Materials, Supplies and Inventories                          (203,288)             134,743             (130,870)
        Prepaid Expenses                                                7,318              (12,520)              (1,046)
      Increase (Decrease) in:
        Accounts Payable                                             (430,594)           1,064,533              398,368
        Accrued Taxes                                                   3,492               (7,684)               4,548
        Other Accrued Liabilities                                     108,144              (50,577)             (14,455)
        Deferred Income Taxes                                          (8,594)              51,661               28,208
        Deferred Investment Tax Credits                                (5,752)             (12,007)             (18,836)
                                                               ---------------      ---------------      ---------------
      Net Cash Provided By Operating Activities                     3,939,569            5,267,138            4,153,723
                                                               ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment, Net                 (2,800,248)          (1,364,249)          (1,471,433)
   Change in Certificates of Deposit                                  300,000            1,100,000             (100,000)
   Change in Notes Receivable                                        (193,718)            (703,735)                (438)
   Purchase of Cellular Investments                                        --             (328,808)             (31,636)
   Other, Net                                                        (251,127)            (105,603)            (179,572)
                                                               ---------------      ---------------      ---------------
      Net Cash Used In Investing Activities                        (2,945,093)          (1,402,395)          (1,783,079)
                                                               ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                              (366,666)            (366,666)            (366,668)
   Dividends                                                       (1,645,832)          (1,853,727)          (1,715,130)
                                                               ---------------      ---------------      ---------------
      Net Cash Used In Financing Activities                        (2,012,498)          (2,220,393)          (2,081,798)
                                                               ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                    (1,018,022)           1,644,350              288,846

CASH at Beginning of Year                                           2,551,066              906,716              617,870
                                                               ---------------      ---------------      ---------------

CASH at End of Year                                            $    1,533,044       $    2,551,066       $      906,716
                                                               ===============      ===============      ===============



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

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

REGULATORY ACCOUNTING

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles including certain accounting practices prescribed by regulatory authorities in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION".

ACCOUNTING ESTIMATES

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

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 1999, 1998 and 1997 were 6.7%, 6.6%, and 6.7%. Other property is depreciated over estimated useful lives of three to fifteen years.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND OTHER ASSETS

The excess of cost over net assets of acquired companies is being amortized equally over 40 years and is shown net of accumulated amortization of $1,104,585 and $990,808 at December 31, 1999 and 1998.

Investment in a cellular telephone limited liability company is recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because the Company believes it has the ability to significantly influence the operating and financial policies of this company.

Cellular investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

NETWORK ACCESS REVENUE

Revenues are recognized when earned. Interstate access revenue is based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

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

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 1999.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include an 8.45% and 7.90% ownership in Midwest Wireless Communications L.L.C. at December 31, 1999 and 1998. This entity provides cellular phone service to southern Minnesota. The difference between the carrying amount of this equity method investment and the underlying equity in its net assets is $1,913,602 as of December 31, 1999, net of accumulated amortization of $58,863. This amount is being expensed equally over 40 years. Amortization expense of $19,621 was included in cellular investment income in 1999 and 1998.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3 - CELLULAR INVESTMENTS (CONTINUED)

Cellular investments consist of the following:

                                                              1999                   1998
                                                         ----------------       ---------------
   Midwest Wireless Communications L.L.C.:
      Cost Less Accumulated Amortization                 $     1,947,824        $    1,967,445
      Cumulative Income                                        5,063,252             3,708,142
      Cumulative Distributions                                (2,210,930)           (1,650,596)
                                                         ----------------       ---------------
                                                               4,800,146             4,024,991
   Other Investments, Recorded at Cost                           482,087               482,087
                                                         ----------------       ---------------

      Total                                              $     5,282,233        $    4,507,078
                                                         ================       ===============

The following is summarized financial information as of and for the years ended December 31, 1999 and 1998 and for the period from inception (July 1, 1997) to December 31, 1997 for Midwest Wireless Communications L.L.C.:

                                      1999                  1998                   1997
                                 ---------------       ----------------       ----------------
   Current Assets                $   10,073,808        $    13,299,257        $    13,622,176
   Noncurrent Assets                 63,760,822             52,488,557             39,729,609
   Current Liabilities               10,136,761             11,783,859              8,403,886
   Noncurrent Liabilities            29,491,724             16,165,583             15,344,657
   Members' Equity                   34,206,145             37,838,372             29,603,242
   Revenues                          57,332,457             49,119,033             40,284,059
   Expenses                          41,370,433             32,147,085             26,660,623
   Net Income                        15,962,024             16,971,948             13,623,436



NOTE 4 - RETIREMENT PLAN

The Company's total contribution to its 401(k) employee savings plan was $111,682 in 1999, $85,877 in 1998 and $93,302 in 1997.


NOTE 5 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 1999 and 1998 under this line of credit.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                      1999                 1998
                                                                                  --------------       --------------
   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $65,000 plus 6.45% interest
   through December 1, 2008.                                                      $   2,340,000        $   2,600,000

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $18,333 plus 6.45% interest through December 1,
   2008. The payment of this note is guaranteed
   by New Ulm Telecom, Inc.                                                             660,000              733,333

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $8,333 plus 6.45% interest through December 1,
   2008. The payment of this note is guaranteed
   by New Ulm Telecom, Inc.                                                             300,000              333,333
                                                                                  --------------       --------------
      Total                                                                           3,300,000            3,666,666
   Less Amount Due Within One Year                                                      366,666              366,666
                                                                                  --------------       --------------

      Long-Term Debt                                                              $   2,933,334        $   3,300,000
                                                                                  ==============       ==============

Principal payments required during the next five years are $366,666 annually. Cash payments for interest were $228,599 in 1999, $252,240 in 1998, and $276,718 in 1997.

The debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 1999, approximately $790,000 of consolidated retained earnings were available for dividends under these covenants.


NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                                                      1999               1998               1997
                                                                  --------------     --------------     --------------
   Taxes Currently Payable:
      Federal                                                     $   1,884,829      $   1,583,343      $   1,478,402
      State                                                             583,104            513,014            488,446
   Deferred Income Taxes                                                 (8,594)            51,661             28,208
   Amortization of Investment Tax
      Credits                                                            (5,752)           (12,007)           (18,836)
                                                                  --------------     --------------     --------------

      Income Tax Expense                                          $   2,453,587      $   2,136,011      $   1,976,220
                                                                  ==============     ==============     ==============


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS (CONTINUED)

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                                                   1999                 1998                1997
                                                               -------------        -------------       -------------
   Statutory Tax Rate                                                35.0%               35.0%                35.0%
   Effect of:
      Surtax Exemption                                               (1.0)               (1.0)                (1.0)
      State Income Taxes, Net of
        Federal Tax Benefit                                           6.7                 6.4                  6.7
      Amortization of Investment Tax Credits                          (.1)                (.2)                 (.4)
      Non-Deductible Expenses                                         2.1                 2.3                  2.5
      Prior Year Tax Adjustment                                       (.3)               (2.8)                (1.5)
                                                                  --------            --------            ---------

        Effective Tax Rate                                           42.4%               39.7%                41.3%
                                                                  ========            ========            =========


The components of deferred income taxes are as follows:


                                                                                        1999                1998
                                                                                    --------------      --------------
   Deferred Tax Liabilities:
      Depreciation                                                                  $   1,380,836       $   1,423,489
      Other                                                                               129,718              95,659
                                                                                    --------------      --------------

        Total                                                                       $   1,510,554       $   1,519,148
                                                                                    ==============      ==============

Cash payments for income taxes were $2,471,000 in 1999, $2,231,500 in 1998, and $1,942,500 in 1997


NOTE 8 - RELATED PARTY TRANSACTIONS

Notes receivable include $700,000 from an officer. The note is secured by New Ulm Telecom, Inc. common stock and has a variable interest rate. The interest rate at December 31, 1999 was 5.2%. The note is to be paid in full on January 1, 2001.


NOTE 9 - COMMITMENTS

The Company's capital budget for 2000 is approximately $7,700,000. As of December 31, 1999 the Company has purchase commitments for equipment totaling $2,250,000.

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

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 1999.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)1.          Financial Statements

               Included in Part II of this report:

                                                                                  Page Numbers
                                                                                  ------------

               Independent Auditors' Report                                            13

               Consolidated Statement of Income for the Three
                    Years Ended December 31, 1999, 1998 and 1997                       14

               Consolidated Balance Sheet at December 31, 1999
                    and 1998                                                        15-16

               Consolidated Statement of Stockholders' Equity
                    for the Three Years Ended December 31, 1999,
                    1998 and 1997                                                      17

               Consolidated Statement of Cash Flows for the
                    Three Years Ended December 31, 1999,
                    1998 and 1997                                                      18

               Notes to Consolidated Financial Statements                           19-24

(a)2.          Financial Statement schedules:

               Separate financial statements of Midwest
               Wireless Communications L.L.C, a 50 percent
               or less owned equity method investment, are
               included as part of this report because this
               entity constitutes a "significant subsidiary"
               pursuant to the provisions of Regulation S-X,
               Article 3-09.                                                        28-42

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

                21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 41.

                27    Financial data schedule

b)       Reports on Form 8-K

                None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NEW ULM TELECOM, INC.
                                                       (Registrant)

Date  March 30, 2000                               By: /s/ Bill Otis
    ---------------------                             --------------------------
                                                   Bill Otis, President
                                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date  March 30, 2000               By: /s/ Chris Hopp
    ---------------------              ---------------------------------------
                                       Chris Hopp, Treasurer (Principal
                                       Financial and  Accounting Officer)

                                        /s/ James Jensen
                                       ---------------------------------------
                                       James Jensen, Chairman of the Board

                                        /s/ Duane Lambrecht
                                       ---------------------------------------
                                       Duane Lambrecht, Director

                                        /s/ Mark Retzlaff
                                       ---------------------------------------
                                       Mark Retzlaff, Director

                                        /s/ Gary Nelson
                                       ---------------------------------------
                                       Gary Nelson, Director

                                        /s/ Lavern Biebl
                                       ---------------------------------------
                                       Lavern Biebl, Director

                                        /s/ Rosemary Dittrich
                                       ---------------------------------------
                                       Rosemary Dittrich, Director

                                        /s/ Mary Ellen Domeier
                                       ---------------------------------------
                                       Mary Ellen Domeier, Director

                                        /s/ Perry Meyer
                                       ---------------------------------------
                                       Perry Meyer, Director

                                        /s/ Robert Ranweiler
                                       ---------------------------------------
                                       Robert Ranweiler, Director

                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.
               (A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS, L.L.C.)

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers
Midwest Wireless Communications L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. (a subsidiary of Midwest Wireless Holdings L.L.C.) (the Company) and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                    PRICEWATERHOUSECOOPERS, LLP

February 4, 2000

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AT DECEMBER 31, 1999 AND 1998


                                   ASSETS                                              1999                   1998
Current assets:
   Cash and cash equivalents                                                      $     1,378,350        $     3,147,979
   Restricted cash                                                                      1,000,000
   Marketable securities                                                                       --              3,946,270
   Accounts receivable, less allowance for doubtful accounts of
   $258,120 and $282,287in 1999 and 1998, respectively                                  4,326,962              4,228,358
   Due from Parent                                                                        321,218                     --
   Inventories                                                                          2,519,796              1,624,026
   Other                                                                                  527,482                352,624
                                                                                  ----------------       ----------------

      Total current assets                                                             10,073,808             13,299,257

Property, cellular plant and equipment, net                                            43,997,663             34,078,742
FCC licenses, net                                                                      16,514,927             16,736,528
Investments in cooperatives                                                             2,201,408              1,548,287
Deferred acquisition costs                                                              1,046,824                125,000
                                                                                  ----------------       ----------------

      Total assets                                                                $    73,834,630        $    65,787,814
                                                                                  ================       ================


                       LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                              $     2,426,350        $     1,279,048
   Accounts payable                                                                     3,029,225              6,212,502
   Accrued commissions                                                                    818,592                615,757
   Accrued liabilities                                                                  3,862,594              3,676,552
                                                                                  ----------------       ----------------

      Total current liabilities                                                        10,136,761             11,783,859

Other liabilities                                                                       1,156,949                517,491
Revolving loan                                                                          2,000,000                     --
Long-term debt                                                                         26,334,775             15,648,092
                                                                                  ----------------       ----------------

      Total liabilities                                                                39,628,485             27,949,442

Commitments

Members' equity                                                                        34,206,145             37,838,372
                                                                                  ----------------       ----------------

      Total liabilities and members' equity                                       $    73,834,630        $    65,787,814
                                                                                  ================       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        1999                   1998
Operating revenues:
   Retail service                                                                 $    40,009,007        $    33,403,860
   Roamer service                                                                      11,671,572             12,393,902
   Equipment sales                                                                      5,651,878              3,321,271
                                                                                  ----------------       ----------------

                                                                                       57,332,457             49,119,033
                                                                                  ----------------       ----------------

Operating expenses:
   Operations and maintenance                                                          10,636,197             10,054,893
   Cost of equipment sold                                                               5,683,363              3,897,151
   Depreciation                                                                         7,528,105              4,707,905
   Amortization                                                                           494,381                481,392
   Selling, general and administrative                                                 14,314,802             11,024,317
   Home roamer costs                                                                    1,699,261              1,353,930
                                                                                  ----------------       ----------------

                                                                                       40,356,109             31,519,588
                                                                                  ----------------       ----------------

      Operating income                                                                 16,976,348             17,599,445
                                                                                  ----------------       ----------------

Other income (expense):
   Equity loss on Switch 2000                                                                  --               (710,330)
   Interest expense                                                                    (1,291,817)              (890,930)
   Interest and dividend income                                                           230,760                711,388
   Other                                                                                   46,733                262,375
                                                                                  ----------------       ----------------

                                                                                       (1,014,324)              (627,497)
                                                                                  ----------------       ----------------

Net income                                                                        $    15,962,024        $    16,971,948
                                                                                  ================       ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                            TOTAL
                                                           CAPITAL               ACCUMULATED               MEMBERS'
                                                        CONTRIBUTIONS               INCOME                  EQUITY
Balance, December 31, 1997                              $    15,748,194        $     13,855,048        $     29,603,242

Redemption of units                                             (11,416)               (119,438)               (130,854)

Distributions to members                                             --              (8,605,964)             (8,605,964)

Net income                                                           --              16,971,948              16,971,948
                                                        ----------------       -----------------       -----------------

Balance, December 31, 1998                                   15,736,778              22,101,594              37,838,372

Redemption of units                                          (1,012,261)            (11,751,826)            (12,764,087)

Distributions to members                                             --              (6,830,164)             (6,830,164)

Net income                                                           --              15,962,024              15,962,024
                                                        ----------------       -----------------       -----------------

Balance, December 31, 1999                              $    14,724,517        $     19,481,628        $     34,206,145
                                                        ================       =================       =================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                      1999                    1998
Cash flows from operating activities:
   Net income                                                                    $    15,962,024        $     16,971,948
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for bad debts                                                             58,775                 266,901
      Management fee to Parent                                                           396,033
      Depreciation                                                                     7,582,105               4,707,905
      Amortization                                                                       494,381                 481,392
      Loss on disposal of equipment                                                      390,567
      Equity loss on investment in Switch 2000                                                                   710,330
      Appreciation rights                                                                639,458                 322,244
      Accretion of discount on marketable securities                                    (124,204)               (210,403)
      Changes in assets and liabilities:
        Accounts receivable                                                             (157,379)                 53,732
        Due from Parent                                                                 (717,251)
        Inventories                                                                     (895,770)               (853,409)
        Accounts payable                                                              (4,479,112)               (994,241)
        Accrued liabilities                                                              388,877                 761,884
        Other                                                                           (174,858)                (25,207)
                                                                                 ----------------       -----------------

      Net cash provided by operating activities                                       19,363,646              22,193,076
                                                                                 ----------------       -----------------

Cash flows from investing activities:
   Payments for property, cellular plant and equipment                               (16,581,238)            (11,514,175)
   Purchases of marketable securities                                                 (6,679,526)            (12,794,926)
   Proceeds received upon maturity of marketable securities                           10,750,000              14,970,930
   Purchase of Switch 2000 interests                                                                            (383,330)
   Purchase of FCC licenses                                                             (287,300)               (385,696)
   Purchases of cooperative stock                                                       (653,121)             (1,150,092)
   Payments for deferred acquisition costs                                              (921,824)               (125,000)
   Restriction of cash                                                                (1,000,000)                     --
                                                                                 ----------------       -----------------

      Net cash used in investing activities                                          (15,373,009)            (11,382,289)
                                                                                 ----------------       -----------------

Cash flows from financing activities:
   Proceeds on revolving loan                                                          2,000,000
   Proceeds on long-term debt borrowings                                              13,368,420              16,372,239
   Payments on long-term debt                                                         (1,534,435)            (17,361,509)
   Distributions to members                                                           (6,830,164)             (8,605,964)
   Redemption of units                                                               (12,764,087)               (130,854)
                                                                                 ----------------       -----------------

      Net cash used in financing activities                                           (5,760,266)             (9,726,088)
                                                                                 ----------------       -----------------

Net change in cash and cash equivalents                                               (1,769,629)              1,084,699

Cash and cash equivalents, beginning of year                                           3,147,979               2,063,280
                                                                                 ----------------       -----------------

Cash and cash equivalents, end of year                                           $     1,378,350        $      3,147,979
                                                                                 ================       =================

Supplemental disclosure:
   Cash paid during the year for interest                                        $     1,156,323        $      1,015,834
                                                                                 ================       =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BASIS OF CONSOLIDATION:

      Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

      On November 29, 1999, certain members which held an 86% interest in the Company exchanged their interests for a 100% interest in Midwest Wireless Holdings L.L.C. (the Parent).

      CONSOLIDATION:

      The consolidated financial statements of the Company include its subsidiary, Switch 2000 L.L.C. (Switch 2000) as of December 31, 1999, and from the date of acquisition (October 1, 1998) to December 31, 1998 (see
      Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION:

      Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes other service revenues from equipment installations, equipment sales and connection fees when earned.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK:

      The Company provides cellular service and cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      CASH AND CASH EQUIVALENTS:

      For the purpose of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

      MARKETABLE SECURITIES:

      Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for the accretion of discounts computed under a method which approximates the interest method. The market value approximated amortized cost at December 31, 1998. Unrealized gains and losses were not significant.

      CELLULAR TELEPHONE INVENTORIES:

      Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

      PROPERTY, CELLULAR PLANT AND EQUIPMENT:

      Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from one to fifteen years.

      Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

      INCOME TAXES:

      No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

      ADVERTISING:

      Advertising costs are expensed as incurred. Total advertising expenses were $1,754,394 and $1,412,628 for the years ended December 31, 1999 and 1998, respectively.

      FEDERAL COMMUNICATIONS COMMISSION (FCC) LICENSES:

      FCC licenses are recorded at fair market value and are amortized on a straight-line basis over lives ranging from 10 to 39 years.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.    SELECT ACCOUNT INFORMATION:

      RESTRICTED CASH:

      At June 29, 1999, the Company signed a letter of intent to acquire certain cellular properties. In connection with the pending acquisition, the Company deposited $1,000,000 into an escrow account. Currently, other subsidiaries of the Company's Parent are expected to complete the acquisitions in the first quarter of 2000. Upon closing of the acquisition or in the event that the acquisition fails to occur on or before June 30, 2000, the restricted funds will be released to the Company. If the Company materially breaches the acquisition agreement, the restricted cash will be released to the seller.

      DEFERRED ACQUISITION COSTS:

      During 1999, the Company paid certain external deferred acquisition costs of $1,046,824 on behalf of the Parent in connection with the pending acquisition of certain cellular properties. Upon closing of the acquisitions, these costs will be allocated to the Parent and the Company will record a receivable due from the Parent.

      PROPERTY, CELLULAR PLANT AND EQUIPMENT:

                                          1999                   1998


      Land                           $     1,696,989        $     1,442,308
      Plant in service                    56,271,401             49,641,677
      Plant under construction             8,453,176              3,112,679
                                     ----------------       ----------------


                                          66,421,566             54,196,664
      Less accumulated deprecation       (22,423,903)           (20,117,922)
                                     ----------------       ----------------

                                     $    43,997,663        $    34,078,742
                                     ================       ================

      At December 31, 1999 and 1998, accounts payable includes $1,295,835 and $5,100,282, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $243,973 and $248,377 for the years ended December 31, 1999 and 1998, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.    SELECT ACCOUNT INFORMATION, CONTINUED:

      FCC LICENSES:

                                              1999                   1998


         Cellular license                $    17,505,700        $   17,505,700
         LMDS licenses                           357,696               357,696
         PCS licenses                            287,300
         Other                                                          28,000
                                         ----------------       ---------------

                                              18,150,696            17,891,396
         Less accumulated amortization        (1,635,769)           (1,154,868)
                                         ----------------       ---------------

                                         $    16,514,927        $   16,736,528
                                         ================       ===============


3.    INVESTMENT IN SWITCH 2000:

      Switch 2000 provided switching and interconnection services to the Company through December 31, 1998. During the period January 1, 1998, through September 30, 1998, the Company had ownership and voting interests in Switch 2000 of 45.55%. Accordingly, during this period, this investment was accounted for using the equity method of accounting.

      During September and October of 1998, the Company gained 100% ownership interest in Switch 2000 by acquiring the remaining equity interest in Switch 2000 for a purchase price of $383,330 in cash and equipment with a fair market value of $700,277. The acquisition was accounted for under the purchase method of accounting; accordingly, the assets and liabilities of Switch 2000, principally cellular plant and equipment, were recorded at fair value. The cellular plant and equipment acquired is being depreciated over a period of two years.

      Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 31, 1997. The Company continued to provide management services to Switch 2000 through September 30, 1998. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 was required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company during 1998 were $196,000.

      Switch 2000, in turn, allocated management fees and certain other expenses, primarily network costs, to its owners, which included the Company. Amounts billed to the Company totaled approximately $1,802,000 for the period from January 1, 1998, to September 30, 1998.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.    MEMBERS' CAPITAL:

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

      Under the Agreement, no member may transfer or sell any units unless the board of managers approves the terms of such transfer or sale. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

      The Agreement also contains the right of co-sale under which no member may transfer its units to an acquiring person, as defined in the Agreement, who after such transfer would be an acquiring person without assuring that each of the other members may participate in the transfer of units under the same terms and conditions. The right of co-sale would terminate in the event the Company completes a sale of securities pursuant to a securities act or if the Company's market capitalization would exceed $200,000,000.

      Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person.


5.    DEBT:

      Effective July 29, 1998, the Company entered into an agreement (the Agreement) with the Rural Telephone Finance Cooperative (the Cooperative) to refinance the indebtedness of the Company. Proceeds in the amount of $16,372,239 received under the Agreement were used to pay the entire outstanding principal balance on the previous debt.

      The Agreement includes a term note with principal and interest payable in quarterly installments beginning October 31, 1998, with final maturity in 2008. The Agreement provides the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on the Cooperative's cost of capital and is adjusted monthly. At December 31, 1999, the Company had borrowings of $7,476,259 outstanding that accrue interest at a variable rate and $8,171,831 outstanding but accrue interest at a fixed rate of 5.75%. The variable rate was 6.95% at December 31, 1999.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.    DEBT, CONTINUED:

      In addition, the Agreement provides for an acquisition note of up to $36,842,105. Advances under the acquisition note are subject to the Cooperative's review and of the Company's acquisition plan and any regulatory approval required to accomplish the contemplated acquisition. Borrowings under the acquisition note are subject to the same interest rate terms as the term note. The acquisition note becomes due ten years after the date of the initial borrowing, at which time the outstanding principal and interest are due. At December 31, 1999, $13,113,035 was outstanding under the acquisition note at the variable rate of 6.95%.

      The Agreement was also provides for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The revolving loan expires on July 29, 2003, at which time the outstanding principal and interest are due. At December 31, 1999 and 1998, there were $2,000,000 of outstanding borrowings under the revolving loan. The prime rate was 8.5% at December 31, 1999.

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

      Maturities of long-term debt are as follows:

         2000                                            $    2,426,350
         2001                                                 2,583,994
         2002                                                 2,571,912
         2003                                                 5,110,777
         2004                                                 3,121,304
         Thereafter                                          14,946,788
                                                         ---------------

                                                         $   30,761,125
                                                         ===============


6.    COMMITMENTS:

      Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999, are as follows:

         2000                                            $      622,932
         2001                                                   368,874
         2002                                                   275,101
         2003                                                   172,839
         2004                                                   140,943
         Thereafter                                           1,566,101
                                                         ---------------

                                                         $    3,146,790
                                                         ===============

      Rental expense was $666,765 and $433,550 for the years ended December 31, 1999 and 1998, respectively.

MIDWEST WIRELESS COMMUNICATIONS L.L.C.
(A SUBSIDIARY OF MIDWEST WIRELESS HOLDINGS L.L.C.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.    CELL SITE SHARING AGREEMENTS:

      The Company is subject to an agreement with a partnership located in Wisconsin, to jointly operate common cellular base station facilities (Cell Sites) in Nelson and Fountain City, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share: the costs to construct the Cell Sites, selected ongoing costs of operation, and roamer revenues attributable to the Cell Sites.

      The Company has included its proportionate share of the assets, liabilities, revenues and expenses of the Cell Sites in its financial statements. As of December 31, 1999 and 1998, these assets were approximately $1,161,000 and $769,000 and liabilities were approximately $0 and $800, respectively. For the years ended December 31, 1999 and 1998, revenues were approximately $557,000 and $573,000 and operating expenses were approximately $78,000 and $275,000, respectively.


8.    DUE FROM PARENT:

      During 1999, the Company entered into a services agreement with its Parent. Under the terms of the Agreement, the Parent provides certain services to the Company including consulting, constructing cell sites, switching and billing services. During the year ended December 31, 1999, the Company was charged $396,033 for these services. In addition, the Company advanced $717,251 to the Parent for initial funding of the Parent's operations. The net $321,218 is reflected as due from the Parent on the statement of financial position as of December 31, 1999.


9.    EMPLOYEE BENEFITS:

      The Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $185,909 and $128,219 for the years ended December 31, 1999 and 1998, respectively. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $210,606 and $155,286 for the years ended December 31, 1999 and 1998, respectively.

      Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. The Company recognized $639,458 and $322,244 in compensation expense related to the Plan for the years ended December 31, 1999 and 1998, respectively.