Form 10-Q
period 2000-03-31
NEW ULM TELECOM INC
filed 2000-05-11
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended    March 31, 2000
                                               --------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

            For the transition period from __________ to __________.


                          Commission File Number       0-3024
                                                 --------------------

                              New Ulm Telecom, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                41-0440990
         -------------------------                -------------------------
 (State or jurisdiction of incorporation)   (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
           -----------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
                ------------------------------------------------
                         (Registrant's telephone number)

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

                              NEW ULM TELECOM, INC.



                                    CONTENTS



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

   Unaudited Consolidated Balance Sheets                                    3-4

   Unaudited Consolidated State Income                                      5

   Unaudited Consolidated Statements of Stockholders' Equity                6

   Unaudited Consolidated Statements of Cash Flows                          7

   Notes to Unaudited Consolidated Financial Statements                     8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   9
        CONDITION AND RESULTS OF OPERATION

PART II. OTHER INFORMATION                                                  10

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                      MARCH 31,       DECEMBER 31,
                                                        2000              1999
                                                    ------------      ------------
CURRENT ASSETS:
   Cash                                             $  1,724,738      $  1,533,044
   Certificates of Deposit                                    --           600,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $220,181 and $33,000         1,070,527         1,457,274
   Inventories                                           863,798           557,315
   Prepaid Expenses                                       73,290            88,117
                                                    ------------      ------------
     Total Current Assets                              3,732,353         4,235,750
                                                    ------------      ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired             3,418,013         3,446,456
   Notes Receivable, Less Current Portion
     of $4,766 and $4,997                                975,899           977,166
   Cellular Investments                                5,462,046         5,282,233
   Other                                                 909,343           688,593
                                                    ------------      ------------
     Total Investments and Other Assets               10,765,301        10,394,448
                                                    ------------      ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                           28,728,632        28,356,244
   Other Property & Equipment                          1,821,360         1,779,022
   Cable Television Plant                                802,899           802,899
                                                    ------------      ------------
     Total                                            31,352,891        30,938,165
   Less Accumulated Depreciation                      19,091,491        18,541,294
                                                    ------------      ------------
     Net Property, Plant & Equipment                  12,261,400        12,396,871
                                                    ------------      ------------

TOTAL ASSETS                                        $ 26,759,054      $ 27,027,069
                                                    ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        MARCH 31,       DECEMBER 31,
                                                          2000              1999
                                                      ------------      ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                  $    366,666      $    366,666
   Accounts Payable                                        612,761         1,256,049
   Accrued Income Taxes                                    187,125                --
   Other Accrued Taxes                                      37,277            58,006
   Other Accrued Liabilities                               284,725           332,542
                                                      ------------      ------------
      Total Current Liabilities                          1,488,554         2,013,263
                                                      ------------      ------------

LONG-TERM DEBT, LESS CURRENT PORTION                     2,841,666         2,933,334
                                                      ------------      ------------

DEFERRED CREDITS:
   Income Taxes                                          1,510,554         1,510,554
   Investment Tax Credits                                   16,451            17,336
                                                      ------------      ------------
      Total Deferred Credits                             1,527,005         1,527,890
                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                        8,662,275         8,662,275
   Retained Earnings                                    12,239,554        11,890,307
                                                      ------------      ------------
      Total Stockholders' Equity                        20,901,829        20,552,582
                                                      ------------      ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                            $ 26,759,054      $ 27,027,069
                                                      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                       FOR THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2000               1999
                                                   ------------       ------------
OPERATING REVENUES:
   Local Network                                   $    696,290       $    635,929
   Network Access                                     1,318,067          1,336,440
   Billing and Collection                               101,714            121,598
   Miscellaneous                                        148,538             93,285
   Nonregulated                                         659,179            554,728
                                                   ------------       ------------
      Total Operating Revenues                        2,923,788          2,741,980
                                                   ------------       ------------

OPERATING EXPENSES:
   Plant Operations                                     374,707            325,629
   Depreciation                                         552,562            477,141
   Amortization                                          28,456             28,444
   Customer                                             199,751            144,566
   General and Administrative                           415,964            348,750
   Other Operating Expenses                             392,445            280,070
                                                   ------------       ------------
      Total Operating Expenses                        1,963,885          1,604,600
                                                   ------------       ------------

OPERATING INCOME                                        959,903          1,137,380
                                                   ------------       ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                                     (52,858)           (59,062)
   Interest Income                                       25,507             32,434
   Cellular Investment Income                           415,785            327,120
   Other Investment Income (Expense)                    (13,847)           (32,445)
                                                   ------------       ------------
      Total Other Income, Net                           374,587            268,047
                                                   ------------       ------------

INCOME BEFORE INCOME TAXES                            1,334,490          1,405,427

INCOME TAXES                                            552,129            579,740
                                                   ------------       ------------

NET INCOME                                         $    782,361       $    825,687
                                                   ============       ============

NET INCOME PER SHARE - NOTE 2                      $       0.45       $       0.48
                                                   ============       ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            COMMON STOCK                 RETAINED
                                     SHARES             AMOUNT           EARNINGS
                                  ------------       ------------      ------------
BALANCE on December 31, 1998         1,732,455       $  8,662,275      $ 10,206,716

Net Income                                                                3,329,423
Dividends                                                                (1,645,832)

                                  ------------       ------------      ------------
BALANCE on December 31, 1999         1,732,455       $  8,662,275      $ 11,890,307

Net Income                                                                  782,361
Dividends                                                                  (433,114)

                                  ------------       ------------      ------------
BALANCE on March 31, 2000            1,732,455       $  8,662,275      $ 12,239,554
                                  ============       ============      ============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2000

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THREE MONTHS ENDED
                                                                  2000               1999
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $    782,361       $    825,687
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                          581,018            505,585
            Cellular Investment Income                            (415,785)          (327,120)
           (Increase) Decrease in:
             Receivables                                           386,962             69,020
             Inventories                                          (306,483)           (50,243)
             Prepaid Expenses                                       14,827             29,940
           Increase (Decrease) in:
             Accounts Payable                                     (643,288)        (1,210,568)
             Accrued Income Taxes                                  187,125            297,977
             Other Accrued Taxes                                   (20,729)             6,440
             Other Accrued Liabilities                             (47,817)            42,705
             Deferred Investment Tax Credits                          (885)            (2,629)
                                                              ------------       ------------
               Net Cash Provided by Operating Activities           517,306            186,794
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                  (417,104)          (448,003)
   Change in Notes Receivable                                        1,052              1,434
   Cellular Investments                                            235,972            127,062
   Change in Temporary Cash Investments                            600,000           (600,000)
   Other, Net                                                     (220,750)           (97,197)
                                                              ------------       ------------
               Net Cash Used in Investing Activities               199,170         (1,016,704)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                            (91,668)           (91,666)
   Dividends Paid                                                 (433,114)          (381,140)
                                                              ------------       ------------
               Net Cash Used in Financing Activities              (524,782)          (472,806)
                                                              ------------       ------------


NET INCREASE (DECREASE) IN CASH                                    191,694         (1,302,716)

CASH
   AT BEGINNING OF PERIOD                                        1,533,044          2,551,066
                                                              ------------       ------------

CASH
   AT END OF PERIOD                                           $  1,724,738       $  1,248,350
                                                              ============       ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Shareholders. The results of operations for the period ending March 31, 2000 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                     2000             1999
                                     ----             ----
             Interest             $53,352          $59,556
             Income taxes        $230,000         $150,000

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 1999

The increase in total operating revenues was $181,808 or 6.6%. Local network saw revenues rise 9.5%, due to an increase in Centrex service and the number of access lines. A reduction in the rates charged to interexchange carriers (IXC's) resulted in a 1.4% decrease in network access revenues. Billing and collection revenues decreased $19,884 or 16.4% as a result of IXC's taking back the billing and collection function. Nonregulated revenues continue to show strong growth. The $104,451 or 18.8% increase in revenues is the result of our success with cable television, Internet services, strong sales of customer premise equipment and increased market share of our long distance service. Our nonregulated revenues are expected to show continued growth as the Company increases it's marketing of these services.

Total operating expenses increased by $359,285 or 22.4%. Plant operations increased by $49,078 or 15.1% due to increased labor costs and higher maintenance expenses on telephone plant, which correlates to the increase in access lines. Depreciation increased by $75,421 or 15.8%, which is directly related to the increase in property, plant and equipment associated with the Company's effort to bring state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. The plant construction will bring fiber optics to every neighborhood within the city limits of New Ulm, MN. This platform will allow the Company to offer telephony, high bandwidth connections and a variety of video services on the same infrastructure. Customer expenses increased $55,185 or 38.2%. This increase is a reflection of the Company's commitment to provide superior customer service and the ever-expanding basket of services we are providing our subscribers. The marketplace is continuing to evolve and our subscribers are becoming more technically savvy which places demands on our customer relations area to provide our subscribers with solutions to their unique telecommunication needs. In addition, we have implemented an aggressive marketing campaign. The benefits provided by our marketing efforts have been seen in large number of activations generated by Internet and class features. General and Administrative expenses were responsible for a $67,214 or 19.3%. This increase is attributed to an increase in labor expense and the Company's continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. Other operating expenses increased $112,375 or 40.1%. This increase is associated with the Company's strategic plan of building a basket of services that will make the Company difficult to compete with in the future.

Interest expense decreased by $6,204 due to a decrease in long-term debt outstanding. Interest income decreased by $6,927 reflecting fewer funds available for investment. Our cellular investment income increased $88,665 or 27.1%, as the investment in Midwest Wireless continues to be a strong performer. The $18,598 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc. for 2000. Fibercom, Inc. provides competitive local exchange service in Iowa.

Net income decreased by $43,326 or 5.3%.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an increase in cash of $191,694 for the quarter resulting in a balance of $1,724,738 as of March 31, 2000. Operating activities was the primary source of funds. Net Income and Depreciation and Amortization generated the bulk of those funds. There was no cash invested in Certificates of Deposit at March 31, 2000, which was a source of $600,000 from Investing Activities. Net cash used in Financing Activities was $524,782. Principal payments and Dividend payments accounted for that usage. Working Capital increased $21,312 from December 31, 1999. This increase is the result of a $643,288 decrease in accounts payable. Notes Receivable includes $700,000 from Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 5.20% at December 31, 1999. Interest Payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

The Company operates in a capital-intensive industry. To meet the demands of the industry the Company continues to make investments in state-of-the-art technology to offer subscribers state of the art technological solutions to their communication needs. Capital expenditures for 2000 are expected to be $10 million.

PART II. OTHER INFORMATION

Items 1-5. Not Applicable


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



Dated: April 25, 2000                  By   /s/ James P. Jensen
                                          --------------------------------------
                                            James P. Jensen, Chairman


Dated: April 25, 2000                  By   /s/ Bill Otis
                                          --------------------------------------
                                            Bill Otis, President