Form 10-Q
period 2000-06-30
NEW ULM TELECOM INC
filed 2000-08-11
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended     June 30, 2000
                                              ---------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to ________.


                       Commission File Number       0-3024
                                              ---------------------

                              New Ulm Telecom, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                               41-0440990
         -------------------------                ------------------------
(State or jurisdiction of incorporation)    (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
      ---------------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
            --------------------------------------------------------
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes ____X____       No _________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
          Common stock, as of the latest practicable date: 1,732,455.
                                                           ---------

                              NEW ULM TELECOM, INC.


                                    CONTENTS



                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets                            3-4

         Unaudited Consolidated Statements of Income                      5

         Unaudited Consolidated Statements of Stockholders' Equity        6

         Unaudited Consolidated Statements of Cash Flows                  7

         Notes to Unaudited Consolidated Financial Statements             8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         9-12

PART II. OTHER INFORMATION                                             13-15

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS




                                          ASSETS

                                                        JUNE 30,       DECEMBER 31,
                                                          2000             1999
                                                      ------------     ------------
CURRENT ASSETS:
   Cash                                               $  1,050,601     $  1,533,044
   Certificates of Deposit                                       0          600,000
   Receivables, Net of Allowance for
     Doubtful Accounts of $270,468 and $33,000           1,174,057        1,457,274
   Inventories                                           2,977,210          557,315
   Prepaid Expenses                                         50,496           88,117
                                                      ------------     ------------
     Total Current Assets                                5,252,364        4,235,750
                                                      ------------     ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired               3,389,569        3,446,456
   Notes Receivable, Less Current Portion
     of $3,962 and $4,997                                  974,820          977,166
   Cellular Investments                                  5,623,170        5,282,233
   Other                                                 1,407,463          688,593
                                                      ------------     ------------
     Total Investments and Other Assets                 11,395,022       10,394,448
                                                      ------------     ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                             30,477,833       28,356,244
   Other Property & Equipment                            1,862,722        1,779,022
   Cable Television Plant                                  802,899          802,899
                                                      ------------     ------------
     Total                                              33,143,454       30,938,165
   Less Accumulated Depreciation                        19,627,050       18,541,294
                                                      ------------     ------------
     Net Property, Plant & Equipment                    13,516,404       12,396,871
                                                      ------------     ------------

TOTAL ASSETS                                          $ 30,163,790     $ 27,027,069
                                                      ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000

                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       JUNE 30,        DECEMBER 31,
                                                         2000              1999
                                                     ------------      ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                 $    366,666      $    366,666
   Accounts Payable                                     1,242,479         1,256,049
   Accrued Income Taxes                                  (281,068)               --
   Other Accrued Taxes                                     48,775            58,006
   Other Accrued Liabilities                              314,336           332,542
                                                     ------------      ------------
      Total Current Liabilities                         1,691,188         2,013,263
                                                     ------------      ------------

LONG-TERM DEBT, LESS CURRENT PORTION                    5,790,000         2,933,334
                                                     ------------      ------------

DEFERRED CREDITS:
   Income Taxes                                         1,510,554         1,510,554
   Investment Tax Credits                                  15,565            17,336
                                                     ------------      ------------
      Total Deferred Credits                            1,526,119         1,527,890
                                                     ------------      ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,732,455 Shares Issued and
      Outstanding                                       8,662,275         8,662,275
   Retained Earnings                                   12,494,208        11,890,307
                                                     ------------      ------------
      Total Stockholders' Equity                       21,156,483        20,552,582
                                                     ------------      ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $ 30,163,790      $ 27,027,069
                                                     ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                             2000              1999              2000              1999
                                         ------------      ------------      ------------      ------------
OPERATING REVENUES:
   Local Network                         $    704,534      $    657,768      $  1,400,824      $  1,293,697
   Network Access                           1,505,698         1,480,506         2,823,765         2,816,946
   Billing and Collection                     121,333           119,800           223,047           241,398
   Miscellaneous                               85,489           132,478           234,027           225,763
   Nonregulated                               738,819           593,577         1,397,998         1,148,305
                                         ------------      ------------      ------------      ------------
      Total Operating Revenues              3,155,873         2,984,129         6,079,661         5,726,109
                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Plant Operations                           426,743           352,804           801,450           678,433
   Depreciation                               551,822           476,289         1,104,384           953,430
   Amortization                                28,456            28,444            56,912            56,888
   Customer                                   205,524           150,325           405,275           294,891
   General and Administrative                 439,898           372,867           855,862           721,617
   Other Operating Expenses                   452,062           282,845           844,507           562,915
                                         ------------      ------------      ------------      ------------
      Total Operating Expenses              2,104,505         1,663,574         4,068,390         3,268,174
                                         ------------      ------------      ------------      ------------

OPERATING INCOME                            1,051,368         1,320,555         2,011,271         2,457,935
                                         ------------      ------------      ------------      ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                           (66,900)          (57,366)         (119,758)         (116,428)
   Interest Income                             11,206            25,344            36,713            57,778
   Cellular Partnership Income                188,746           327,120           604,531           654,240
   Other Investment Income (Expense)            3,270           (33,572)          (10,577)          (66,017)
                                         ------------      ------------      ------------      ------------
      Total Other Income, Net                 136,322           261,526           510,909           529,573
                                         ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                  1,187,690         1,582,081         2,522,180         2,987,508

INCOME TAXES                                  499,922           652,187         1,052,051         1,231,927
                                         ------------      ------------      ------------      ------------

NET INCOME                               $    687,768      $    929,894      $  1,470,129      $  1,755,581
                                         ============      ============      ============      ============

NET INCOME PER SHARE - NOTE 2            $       0.40      $       0.54      $       0.85      $       1.01
                                         ============      ============      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock                  Retained
                                     Shares              Amount            Earnings
                                 --------------      --------------     --------------
BALANCE on December 31, 1998          1,732,455      $    8,662,275     $   10,206,716

Net Income                                                                   3,329,423
Dividends                                                                   (1,645,832)

                                 --------------      --------------     --------------
BALANCE on December 31, 1999          1,732,455      $    8,662,275     $   11,890,307

Net Income                                                                   1,470,129
Dividends                                                                     (866,228)

                                 --------------      --------------     --------------
BALANCE on June 30, 2000              1,732,455      $    8,662,275     $   12,494,208
                                 ==============      ==============     ==============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2000

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR SIX MONTHS ENDED
                                                                 2000              1999
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $  1,470,129      $  1,755,581
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                       1,161,296         1,010,318
            Cellular Investment Income                           (604,531)         (654,240)
            Cellular Investments                                  263,594
           (Increase) Decrease in:
             Receivables                                          283,490           180,577
             Inventories                                           70,310           (67,688)
             Prepaid Expenses                                      37,621            22,362
           Increase (Decrease) in:
             Accounts Payable                                     (13,570)       (1,264,953)
             Accrued Income Taxes                                (281,068)         (188,863)
             Other Accrued Taxes                                   (9,231)            5,007
             Other Accrued Liabilities                            (18,206)           22,418
             Deferred Investment Tax Credits                       (1,771)           (3,602)
                                                             ------------      ------------
               Net Cash Provided by Operating Activities        2,358,063           816,917
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net               (2,223,942)       (1,368,264)
   Increase in M & S                                           (2,490,205)
   Change in Notes Receivable                                       2,073             2,956
   Change in Temporary Cash Investments                           600,000                 0
   Other, Net                                                    (718,870)         (143,234)
                                                             ------------      ------------
               Net Cash Used in Investing Activities           (4,830,944)       (1,508,542)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                          (183,334)         (183,333)
   Issuance of Long-Term Debt                                   3,040,000
   Dividends Paid                                                (866,228)         (796,929)
                                                             ------------      ------------
               Net Cash Used in Financing Activities            1,990,438          (980,262)
                                                             ------------      ------------


NET INCREASE (DECREASE) IN CASH                                  (482,443)       (1,671,887)

CASH
   AT BEGINNING OF PERIOD                                       1,533,044         2,551,066
                                                             ------------      ------------

CASH
   AT END OF PERIOD                                          $  1,050,601      $    879,179
                                                             ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the six months ended June 30, 2000 and 1999.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Shareholders. The results of operations for the period ending June 30, 2000 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                        2000            1999
                                        ----            ----
             Interest               $110,323        $117,415
             Income taxes         $1,199,000      $1,290,000



NOTE 4 - UNSECURED TEN-YEAR REDUCING REVOLVING CREDIT FACILITY

In fiscal 2000, the Company entered into a $10 million unsecured ten-year reducing revolving credit facility maturing in 2010. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2000, there was $3,040,000 of direct borrowings outstanding under this facility at an interest rate of 7.84%.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30, 1999

Total operating revenues increased by $353,552 or 6.2%. Local network revenues saw an increase of 8.3%. The revenue increase can be attributed to a larger than expected increase in access lines, and the success of our marketing promotion of CLASS calling features as shown below.

                                 6/30/99   6/30/00    % Increase
                                 -------   -------    ----------
         Total Access Lines       16,276    16,953          4.2%
         CLASS Subscribers         1,866     2,408         29.1%

Although the minutes of use billed to Interexchange Carriers (IXC's) rose 3.7%, a reduction in rates charged to IXC's caused Network access revenues to remain comparable to the previous year. Billing and collection revenues decreased by $18,351 or 7.6% as a result of IXC's taking back the billing and collection function. Nonregulated revenues continue to show strong growth. The $249,693 or 21.7% increase in revenues reflects our success with the sale of nonregulated services such as voicemail and Internet services, strong sales of customer premise equipment and increased market share of our long distance service. The following table illustrates the growth of customers purchasing these types of services.

                                 6/30/99   6/30/00    % Increase
                                 -------   -------    ----------
         Voicemail Subscribers     1,847     2,558         38.5%
         Internet Subscribers      2,200     3,163         43.8%

The growth in nonregulated revenues is expected to continue as the Company proactively markets these services.

Total operating expenses increased by $800,216 or 24.5%. Plant operations increased by $123,017 or 18.1% due to increased labor costs and higher maintenance expenses on telephone plant associated with the Company's initiative to bring state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. This platform will allow the Company to offer telephony, high bandwidth data connections and a variety of video services on the same infrastructure. Depreciation increased by $150,954 or 13.8%, resulting from an increase in property, plant and equipment associated with the Company's 1999 plant additions of $2.8 million. These additions enabled the Company to bring advanced services to its subscribers.

The $110,384 or 37.4% increase in customer operations reflects the Company's commitment to provide superior customer service and the ever expanding basket of services we are providing our subscribers. This commitment can be seen through one of the Company's primary objectives: Achieve and sustain a customer satisfaction index of 100%. The Company will strive to meet this objective by making the customer of primary importance, deserving our best service, attitude, and consideration. The dedication to this objective is evidenced by the use of focus groups, customer satisfaction surveys, and specialized training for customer service personnel. As the marketplace continues to evolve and our subscribers become more technically savvy, there will continue to be increasing demands on our customer relations area to provide solutions to the unique telecommunications needs of our subscribers.

General and Administrative expenses were responsible for a $134,245 or 18.6% increase in operating expenses. This increase is attributed to an increase in labor expense and the Company's continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. The Company is pursuing possible acquisition of Local Exchange Carrier (LEC) operations to provide our vast array of services to a larger geographic area. In addition, the Company continues to study possible expansion opportunities through Competitive Local Exchange Carrier (CLEC) ventures.

Other operating expenses increased $281,592 or 50%. This increase reflects implementation of an aggressive marketing campaign of services such as Internet through the use of advertising, mass mailings, bill stuffers and free promotions. This directly ties with the Company's strategic plan of building a basket of services that will make the Company difficult to compete with in the future. The increase in operating expenses is also reflective of the Company's desire to be an active participant in the continual quality-of-life advancements in our community as demonstrated by its generous charitable contributions.

Interest expense increased by $3,330 due to an increase in outstanding debt relating to the increase in property, plant and equipment. Interest income decreased by $21,065 reflecting fewer funds available for investment. Despite the fact that our cellular investment had a $49,709 or 7.6% decrease in income, the investment in Midwest Wireless continues to be a strong source of income. The $55,440 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc. for 2000. Fibercom, Inc. provides competitive local exchange service in Iowa.

Net income decreased by $285,452 or 16.3%.

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                      THE THREE MONTHS ENDED JUNE 30, 1999

The increase in total operating revenues was $171,744 or 5.8%. Local network saw an increase of $46,766 or 7.1% due to an increase in CLASS services, and increased demand for 2nd telephone lines to provide Internet services. Network Access increased $25,192 or 1.7%, which can be attributed to an increase in minutes of use billed to interexchange carriers, increased special access billing, and increased interstate access settlements from NECA. Nonregulated revenue showed a 24.5% growth in the second quarter of 2000. This increase of $145,242 is attributed to our success with cable television, Internet services, and increased market share of our long distance service.

Total operating expenses increased by $440,931 or 26.5%. Plant operations increased $73,939 or 21%. This increase reflects the rise in labor cost and higher maintenance expenses on telephone plant. This increase is associated with the Company's initiative to bring state of the art very high-speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. Depreciation increased by $74,533 or 15.7%, resulting from increased property, plant and equipment. Customer operations increased $55,199 or 36.7%. This increase reflects the Company's commitment to superior customer service to a customer base that is increasingly technically savvy and demanding an expanding basket of services to meet their telecommunications needs. General and Administrative expenses increased $67,031 or 18%. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance by searching out acquisition opportunities. Other operating expenses increased $169,217 or 59.8% reflecting an implementation of an aggressive marketing campaign so that the Company can successfully compete in a changing marketplace.

Interest expense increased by $69,534 due to an increase in long-term debt outstanding. Interest income decreased by $14,138 reflecting fewer funds available for investment. The investment in Midwest Wireless showed a decrease in income of $138,374. The decrease reflects the pursuit of growth opportunities by Midwest Wireless. Despite this decrease, our cellular investment continues to be a strong source of income. The $36,842 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc. for 2000. Fibercom, Inc. provides competitive local exchange service in Iowa.


Net income decreased by $242,126 or 35.2%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash of $482,443 for the quarter resulting in a balance of $1,050,601 as of June 30, 2000. The purchase of inventory and the additions to property, plant and equipment were the primary use of funds. These purchases were predominantly associated with inventory and equipment needed to provide VDSL. There was no cash invested in Certificates of Deposit at June 30, 2000, which was a source of $600,000 from Investing Activities. Net cash from Financing Activities was $1,990,438. Included in these financing activities is $3,040,000 of borrowings from the Company's term loan with CoBank. The Company also made $183,334 of long-term debt repayments and made dividend payments of $866,228 during the first six months of 2000 as compared to $796,929 for the same period in 1999.

Working Capital increased $1,338,689 from December 31, 1999. This increase is the result of a $2,419,895 increase in inventory, which is comprised of the equipment such as line cards, electronics, etc. needed to provide VDSL. Notes Receivable includes $700,000 from the Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 5.20% at December 31, 1999. Interest payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

The Company operates in a capital-intensive industry. To meet the demands of the industry the Company continues to make investments in state-of-the-art technology to offer subscribers state-of-the-art technological solutions to their communication needs. Capital expenditures for 2000 are expected to be $10 million. As mentioned in Note 4, the Company secured new financing to cover these expenditures.

PART II. OTHER INFORMATION

Items 1-3. Not Applicable

Item 4. Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of the registrant was held May 4, 2000 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,732,455 of which 1,157,193 were present either in person or by proxy. Three directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR               FOR          AGAINST      ABSTAIN

Rosemary Dittrich      1,141,198                 10,460
Mary Ellen Domeier     1,142,031                  9,627
Gary Nelson            1,164,967                  3,305

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

               200l Annual Meeting         2002 Annual Meeting

               Lavern Biebl                Robert Ranweiler
               James Jensen                Mark Retzlaff
               Perry Meyer                 Duane Lambrecht


Also, Article IV of the Articles of Incorporation were amended to read as follows:

         The government of said corporation for the management of its affairs, shall be vested in a Board of nine (9), who shall be stockholders. The number of directors will be reduced to eight (8) at the annual meeting in 2001 and reduced to seven (7) at the annual meeting in 2002 and shall thereafter remain at seven, unless and until this Article is amended.

         The directors shall be elected to office at the annual meeting of stockholders of the corporation to be held in New Ulm, Minnesota, or at such other place as designated by a Resolution of the Board of Directors during the month of May in each year.

         Each director shall be elected to office for a term of three (3) years and shall continue to serve until the director's successor has been duly elected and qualified. Any vacancy that may occur shall be filled by appointment by the Board until the next annual meeting, at which time a director will be elected by the stockholders to fill the unexpired term.

         The votes to approve this amendment were as follows:

                      FOR        AGAINST      ABSTAIN

Article IV        1,048,867       92,817       15,509

Also, Section 8 paragraphs (b) and (c), were amended in their entirety to read as follows:

                           (b) No individual shall be eligible to be appointed or elected as a director after attaining the age of 69.

                           (c) This eligibility restriction shall be effective as of the date of the approval of the Resolution amending these By-Laws by membership at an annual meeting.

The votes to approve this amendment were as follows:

                      FOR        AGAINST      ABSTAIN

Section 8           974,890      167,754       14,519


The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 2000, by a vote of 1,146,287 for, 2,460 against, and 8,416 abstained.

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



Dated: August 11, 2000              By   /s/ James P. Jensen
                                        ----------------------------------------
                                         James P. Jensen, Chairman


Dated: August 11, 2000              By   /s/ Bill Otis
                                        ----------------------------------------
                                         Bill Otis, President