Form 10-Q
period 2000-09-30
NEW ULM TELECOM INC
filed 2000-11-13
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______ to _______.

Commission File Number 0-3024

New Ulm Telecom, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or jurisdiction of incorporation)	41-0440990 (IRS Employer Identification Number)

400 2nd Street North, New Ulm, MN 56073-0697
(Address of Principal executive offices)

(507) 354-4111
(Registrant’s telephone number)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of
Common stock, as of the latest practicable date: 1,732,455.

New Ulm Telecom, Inc.

Contents

Page
PART I. Financial Information
Item 1. Financial Statements

Unaudited Consolidated Balance Sheets	3-4

Unaudited Consolidated Statements of Income	5

Unaudited Consolidated Statements of Stockholders’ Equity	6

Unaudited Consolidated Statements of Cash Flows	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition	9-12
and Results of Operations

PART II. Other Information	13-15

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2000

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2000	December 31, 1999
CURRENT ASSETS:
Cash	$437,558	$1,533,044
Certificates of Deposit	0	600,000
Receivables, Net of Allowance for
Doubtful Accounts of $318,578 and $33,000	1,257,872	1,457,274
Inventories	3,414,736	557,315
Prepaid Expenses	71,270	88,117

Total Current Assets	5,181,436	4,235,750

INVESTMENTS & OTHER ASSETS:
Excess of Cost Over Net Assets Acquired	3,361,124	3,446,456
Notes Receivable, Less Current Portion
of $4,200 and $3,689	973,676	977,166
Cellular Investments	5,771,352	5,282,233
Other	1,521,603	688,593

Total Investments and Other Assets	11,627,755	10,394,448

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	32,931,635	28,356,244
Other Property & Equipment	1,875,058	1,779,022
Cable Television Plant	802,899	802,899

Total	35,609,592	30,938,165
Less Accumulated Depreciation	20,157,789	18,541,294

Net Property, Plant & Equipment	15,451,803	12,396,871

TOTAL ASSETS	$32,260,994	$27,027,069

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2000

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2000	December 31, 1999
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$366,666	$366,666
Accounts Payable	940,152	1,256,049
Accrued Income Taxes	(157,708)	–
Other Accrued Taxes	48,464	58,006
Other Accrued Liabilities	354,499	332,542

Total Current Liabilities	1,552,073	2,013,263

LONG-TERM DEBT, Less Current Portion	7,782,334	2,933,334

DEFERRED CREDITS:
Income Taxes	1,510,554	1,510,554
Investment Tax Credits	14,679	17,336

Total Deferred Credits	1,525,233	1,527,890

STOCKHOLDERS’ EQUITY:
Common Stock – $5 Par Value, 6,400,000 Shares
Authorized, 1,732,455 Shares Issued and
Outstanding	8,662,275	8,662,275
Retained Earnings	12,739,079	11,890,307

Total Stockholders’ Equity	21,401,354	20,552,582

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$32,260,994	$27,027,069

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	FOR THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2000	1999	2000	1999
OPERATING REVENUES:
Local Network	$712,395	$646,085	$2,113,219	$1,939,782
Network Access	1,407,610	1,429,004	4,231,375	4,245,950
Billing and Collection	117,584	115,920	340,631	357,318
Miscellaneous	104,769	95,649	338,796	321,412
Nonregulated	757,228	640,032	2,155,226	1,788,337

Total Operating Revenues	3,099,586	2,926,690	9,179,247	8,652,799

OPERATING EXPENSES:
Plant Operations	486,283	355,729	1,287,733	1,034,162
Depreciation	551,821	473,561	1,656,205	1,426,991
Amortization	28,456	28,480	85,368	85,368
Customer	232,136	145,855	637,411	440,746
General and Administrative	383,863	384,271	1,239,725	1,105,888
Other Operating Expenses	465,077	389,200	1,309,584	952,115

Total Operating Expenses	2,147,636	1,777,096	6,216,026	5,045,270

OPERATING INCOME	951,950	1,149,594	2,963,221	3,607,529

OTHER (EXPENSES) INCOME:
Interest Expense	(129,306)	(55,872)	(249,064)	(172,300)
Interest Income	9,102	26,049	45,815	83,827
Cellular Partnership Income	328,910	327,119	933,441	981,359
Other Investment Income (Expense)	4,570	(32,445)	(6,007)	(98,462)

Total Other Income, Net	213,276	264,851	724,185	794,424

INCOME BEFORE INCOME TAXES	1,165,226	1,414,445	3,687,406	4,401,953

INCOME TAXES	487,242	585,588	1,539,293	1,817,515

NET INCOME	$677,984	$828,857	$2,148,113	$2,584,438

NET INCOME PER SHARE – NOTE 2	$0.39	$0.48	$1.24	$1.49

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2000

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Retained Earnings
BALANCE on December 31, 1998	1,732,455	$8,662,275	$10,206,716

Net Income			3,329,423
Dividends			(1,645,832)

BALANCE on December 31, 1999	1,732,455	$8,662,275	$11,890,307

Net Income			2,148,113
Dividends			(1,299,341)

BALANCE on September 30, 2000	1,732,455	$8,662,275	$12,739,079

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2000

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR NINE MONTHS ENDED
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,148,113	$2,584,438
Adjustments to Reconcile Net Income to Net
Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,741,573	1,512,359
Cellular Investment Income	(933,441)	(981,359)
Cellular Investments	444,322	388,288
(Increase) Decrease in:
Receivables	199,913	(328,308)
Inventories	(29,544)	(20,511)
Prepaid Expenses	16,847	36,366
Increase (Decrease) in:
Accounts Payable	(315,897)	(1,179,171)
Accrued Income Taxes	(157,708)	(8,507)
Other Accrued Taxes	(9,542)	0
Other Accrued Liabilities	21,957	34,299
Deferred Investment Tax Credits	(2,657)	(4,676)

Net Cash Provided by Operating Activities	3,123,936	2,033,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant & Equipment, Net	(4,711,173)	(1,680,612)
Increase in M & S	(2,827,877)	0
Change in Notes Receivable	2,979	2,609
Change in Temporary Cash Investments	600,000	(300,000)
Other, Net	(833,010)	(198,878)

Net Cash Used in Investing Activities	(7,769,081)	(2,176,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(275,000)	(275,000)
Issuance of Long-Term Debt	5,124,000	0
Dividends Paid	(1,299,341)	(1,212,719)

Net Cash Provided (Used) in Financing Activities	3,549,659	(1,487,719)

NET INCREASE (DECREASE) IN CASH	(1,095,486)	(1,631,382)

CASH
at Beginning of Period	1,533,044	2,551,066

CASH
at End of Period	$437,558	$919,684

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the nine months ended September 30, 2000 and 1999.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 1999 Annual Report to Shareholders. The results of operations for the period ending September 30, 2000 are not necessarily indicative of the operating results of the entire year.

NOTE 2 — NET INCOME PER COMMON SHARE

Net income per common share for 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.

NOTE 3 — STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

        Cash paid during the period for:

	2000	1999
Interest	$221,488	$173,779
Income taxes	$1,563,768	$2,031,000

NOTE 4 — UNSECURED TEN-YEAR REDUCING REVOLVING CREDIT FACILITY

In fiscal 2000, the Company entered into a $10 million unsecured ten-year reducing revolving credit facility maturing in 2010. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. At September 30, 2000, there was $5,124,000 of direct borrowings outstanding under this facility at an interest rate of 7.81%.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total operating revenues increased by $526,448 or 6.1%. Local network revenues saw an increase of 8.9%. The revenue increase can be attributed to a larger than expected increase in access lines, and the success of our marketing promotion of CLASS calling features as shown below.

	9/30/99	9/30/00	% Increase
Total Access Lines	16,170	16,999	5.1%
CLASS Subscribers	2,175	2,655	22.1%

Although the minutes of use billed to Interexchange Carriers (IXC’s) rose 2.5%, a reduction in rates charged to IXC’s caused Network access revenues to remain comparable to the previous year. Billing and collection revenues decreased by $16,687 or 4.7% as a result of IXC’s taking back the billing and collection function. Nonregulated revenues continue to show strong growth. The $366,889 or 20.5% increase in revenues reflects our success with the sale of nonregulated services such as voicemail and Internet services, stronger profit margins on customer premise equipment sales and increased market share of our long distance service. The following table illustrates the growth of customers purchasing these types of services.

	9/30/99	9/30/00	% Increase
Voicemail Subscribers	1,926	2,489	29.2%
Internet Subscribers	2,397	3,309	38.1%

The growth in nonregulated revenues is expected to continue as the Company proactively markets these services.

Total operating expenses increased by $1,170,756 or 23.2%. Plant operations increased by $253,571 or 24.5% due to increased labor costs and higher maintenance expenses on telephone plant associated with the Company’s initiative to bring state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. This platform will allow the Company to offer telephony, high bandwidth data connections and a variety of video services on the same infrastructure. Depreciation increased by $229,214 or 16.1%, resulting from an increase in property, plant and equipment associated with the Company’s 1999 plant additions of $2.8 million. These additions enabled the Company to bring advanced services to its subscribers.

The $196,665 or 44.6% increase in customer operations reflects the Company’s commitment to provide superior customer service and the ever expanding basket of services we are providing our subscribers. This commitment can be seen through one of the Company’s primary objectives: Achieve and sustain a customer satisfaction index of 100%. The Company will strive to meet this objective by making the customer of primary importance, deserving our best service, attitude, and consideration. The dedication to this objective is evidenced by the use of focus groups, customer satisfaction surveys, and specialized training for customer service personnel. As the marketplace continues to evolve and our subscribers become more technically savvy, there will continue to be increasing demands on our customer relations area to provide solutions to the unique telecommunications needs of our subscribers.

General and Administrative expenses were responsible for a $133,837 or 12.1% increase in operating expenses. This increase is attributed to an increase in labor expense and the Company’s continued search for acquisition opportunities and other investments to enhance shareholder value and to strengthen corporate performance. The Company is pursuing possible acquisition of Local Exchange Carrier (LEC) operations to provide our vast array of services to a larger geographic area. In addition, the Company continues to study possible expansion opportunities through Competitive Local Exchange Carrier (CLEC) ventures.

Other operating expenses increased $357,469 or 37.5%. This increase reflects implementation of an aggressive marketing campaign of services such as Internet through the use of advertising, mass mailings, bill stuffers and promotions. This directly ties with the Company’s strategic plan of building a basket of services that will make the Company difficult to compete with in the future. The increase in operating expenses is also reflective of the Company’s desire to be an active participant in the continual quality-of-life advancements in our community as demonstrated by its generous charitable contributions.

Interest expense increased by $76,764 due to an increase in outstanding debt relating to the increase in property, plant and equipment. Interest income decreased by $38,012 reflecting fewer funds available for investment. Despite the fact that our cellular investment had a $47,918 or 4.9% decrease in income, the investment in Midwest Wireless continues to be a strong source of income. The $92,455 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc. for 2000. Fibercom, Inc. provides competitive local exchange service in Iowa.

Net income decreased by $436,325 or 16.9%.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 1999

The increase in total operating revenues was $172,896 or 5.9%. Local network saw an increase of $66,310 or 10.3% due to an increase in CLASS services, and increased demand for second telephone lines to provide Internet services. Network Access decreased $21,394 or 1.5%, which can be attributed to a decrease in the rates billed to interexchange carriers to access our network. Nonregulated revenue showed an 18.3% growth in the second quarter of 2000. This increase of $117,196 is attributed to our success with cable television, Internet services, and increased market share of our long distance service.

Total operating expenses increased by $370,540 or 20.9%. Plant operations increased $130,554 or 36.7%. This increase reflects the rise in labor cost and higher maintenance expenses on telephone plant. This increase is associated with the Company’s initiative to bring state of the art very high-speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. Depreciation increased by $78,260 or 16.5%, resulting from increased property, plant and equipment. Customer operations increased $86,281 or 59.2%. This increase reflects the Company’s commitment to superior customer service to a customer base that is increasing their technical savvy and demanding an expanding basket of services to meet their telecommunications needs. General and Administrative expenses remained steady, decreasing only $408 or 0.1%. The Company continues to search for activities to enhance shareholder value—video, CLEC, and acquisition opportunities to name a few. Other operating expenses increased $75,877 or 19.5% reflecting an implementation of an aggressive marketing campaign which the Company has undertaken to proactively assess the changing market brought about by The Telecommunications Act of 1996.

Interest expense increased by $73,434 due to an increase in long-term debt outstanding. Interest income decreased by $16,947 reflecting fewer funds available for investment. The investment in Midwest Wireless showed an increase in income of $1,791. The small increase reflects the pursuit of growth opportunities by Midwest Wireless. Despite the small size of the increase, our cellular investment continues to be a strong source of income. The $37,015 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc. for 2000. Fibercom, Inc. provides competitive local exchange service in Iowa.

Net income decreased by $150,873 or 18.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash of $1,095,486 for the quarter resulting in a balance of $437,558 as of September 30, 2000. The purchase of inventory and the additions to property, plant and equipment were the primary use of funds. These purchases were predominantly associated with inventory and equipment needed to provide VDSL. There was no cash invested in Certificates of Deposit at September 30, 2000, which was a source of $600,000 from Investing Activities. Net cash from Financing Activities was $3,549,659. Included in these financing activities is $5,124,000 of borrowings from the Company’s term loan with CoBank. The Company also made $275,000 of long-term debt repayments and made dividend payments of $1,299,341 during the first nine months of 2000 as compared to $1,212,719 for the same period in 1999.

Working Capital increased $1,406,876 from December 31, 1999. This increase is the result of a $2,857,421 increase in inventory, which is comprised of the equipment, such as line cards and electronics, needed to provide VDSL. Notes Receivable includes $700,000 from the Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 5.20% at December 31, 1999. Interest payments are to be paid annually on December 31. The note is to be paid in full on January 1, 2001.

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

PART II. OTHER INFORMATION

Items 1-3. Not Applicable

Item 4. Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of the registrant was held May 4, 2000 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,732,455 of which 1,157,193 were present either in person or by proxy. Three directors were elected to serve three year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR	FOR	AGAINST	ABSTAIN
Rosemary Dittrich	1,141,198		10,460
Mary Ellen Domeier	1,142,031		9,627
Gary Nelson	1,164,967		3,305

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2001 Annual Meeting	2002 Annual Meeting
Lavern Biebl	Robert Ranweiler
James Jensen	Mark Retzlaff
Perry Meyer	Duane Lambrecht

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

Each director shall be elected to office for a term of three (3) years and shall continue to serve until the director’s successor has been duly elected and qualified. Any vacancy that may occur shall be filled by appointment by the Board until the next annual meeting, at which time a director will be elected by the stockholders to fill the unexpired term.

The votes to approve this amendment were as follows:

	FOR	AGAINST	ABSTAIN
Article IV	1,048,867	92,817	15,509

Also, Section 8 paragraphs (b) and (c), were amended in their entirety to read as follows:

(b)	No individual shall be eligible to be appointed or elected as a director after attaining the age of 69
(c)	This eligibility restriction shall be effective as of the date of the approval of the Resolution amending these By-Laws by membership at an annual meeting

The votes to approve this amendment were as follows:

	FOR	AGAINST	ABSTAIN
Section 8	974,890	167,754	14,519

The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 2000, by a vote of 1,146,287 for, 2,460 against, and 8,416 abstained.

Item 5 – 6. Not Applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEW ULM TELECOM, INC. (Registrant)
Dated:	By /s/ James P. Jensen James P. Jensen, Chairman
Dated:	By /s/ Bill Otis Bill Otis, President