Form 10-K405
period 2000-12-31
NEW ULM TELECOM INC
filed 2001-04-02
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                    ---------

       (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
       ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000       Commission File Number: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                   41-0440990
- --------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              No.)

                             400 Second Street North
                            New Ulm, Minnesota 56073
        ----------------------------------------------------------------
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

                1,721,020 Shares Outstanding at February 28, 2001

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

New Ulm Telecom, Inc. is the parent company for five wholly-owned subsidiaries, which are:

               Western Telephone Company
               Peoples Telephone Company
               New Ulm Phonery, Inc.
               New Ulm Cellular #9, Inc.
               New Ulm Long Distance, Inc.

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 2000, the Company served 17,035 access lines.

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

Peoples Telephone Company owns an interest in a limited liability company that provides competitive local exchange service in northwestern Iowa.

New Ulm Long Distance, Inc. is a non-regulated long distance business which sells long distance service.

The Registrant's operations consist of only one segment, which is to provide local exchange telephone service and related access to the long distance network. The Company does not have any collective bargaining agreements with its employees.

New Ulm Telecom, Inc. provides telephone service to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company operates a cable television system in the city of Aurelia, Iowa, serving approximately 370 customers. Western Telephone Company operates three cable television systems in Minnesota (cities of Sanborn, Jeffers and Wabasso) serving approximately 390 customers.

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

                                     PART I

The activities of New Ulm Phonery, Inc. are centered around the sale, lease and service of telephone equipment primarily in the areas within the telephone companies' operations. New Ulm Phonery, Inc. also provides electronic voice mail, video conferencing and internet services.

The cellular company derives a majority of its revenue from the percentage ownership of the cellular limited liability company (LLC). Peoples Telephone Company also has an equity interest in two rural service areas in Iowa. The cellular LLC provides their cellular phone service on the wireline side. The service area that the LLC operates in also has a non-wireline provider that is the competition for that area. In addition, new wireless technology called Personal Communications Service (PCS) will provide new competitors in the future.

The Registrant and its subsidiaries are not planning to provide any new products or services which would require the investment of a material amount of the assets of the Registrant or its subsidiaries, with the exception of competitive video services in New Ulm, Minnesota beginning January 1, 2001.

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

                                     PART I

The three telephone companies currently do not have competition in the providing of basic local telephone service. Competition does exist in some services provided for interexchange carriers such as customer billing services. The competition comes from the interexchange carriers themselves. The provision of these services is by contract and is primarily controlled by the interexchange carriers. The Company has experienced competition in the providing of access service whereby the local network is bypassed through private line switched voice and data services, microwave, or cellular service. Other services such as directory advertising and local private line transport are open to competition. Competition is based primarily on cost, service and experience.

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

As of December 31, 2000, the total full time employees of the Registrant and its subsidiaries was 62. New Ulm Telecom, Inc. employed 55 full time employees, Western Telephone Company had 4 full time employees and Peoples Telephone Company had 3 full time employees. New Ulm Phonery, Inc.'s and New Ulm Long Distance, Inc.'s labor are provided by the employees of New Ulm Telecom, Inc. The cellular subsidiary has no employees.

The Registrant and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations.

Item 2.       Properties

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. New Ulm Telecom, Inc.'s host central office equipment was purchased in 1991 and consists of a Northern Telecom DMS-100/200 digital switch. New Ulm Telecom, Inc. also has remote switching sites in three locations; two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

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

         (4) New Ulm Telecom, Inc. owns land located north/northwest of the city of New Ulm along Highway 14 in Nicollet County. This land will be used for a tower sight.

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

Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
              Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 2000, there were approximately 1,209 holders of record of the Company's common stock.

Dividends

Dividends were declared quarterly in 2000, 1999 and 1998. In addition to the quarterly dividends, a special dividend was declared in 1998.

Dividends were $1.00 in 2000, $.95 in 1999 and $1.07 per share in 1998 (which includes a special dividend of $.25 per share). Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 6 to the financial statements for restrictions on the payment of dividends.

                                     PART II

Item 6.       Selected Financial Data

Selected Income Statement Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                       2000               1999                1998               1997                1996
                                 ---------------    ----------------    ----------------   ----------------    ----------------

Operating Revenues               $   12,822,162     $    11,757,082     $    10,478,643     $    9,666,727     $     9,346,224

Operating Expenses                    8,482,594           7,106,612           6,333,981          5,812,800           5,631,181

Operating Income                      4,339,568           4,650,470           4,144,662          3,853,927           3,715,043

Other Income (Expenses)                 829,696           1,132,540           1,230,569            935,548             275,016

Income Taxes                          2,206,137           2,453,587           2,136,011          1,976,220           1,586,544

Net Income                            2,963,127           3,329,423           3,239,220          2,813,255           2,403,515

Basic Net Income Per
   Share                                   1.71                1.92                1.87               1.62                1.39

Dividends Per Share                        1.00                 .95                1.07                .99                 .65

Selected Balance Sheet Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                       2000               1999                1998               1997                1996
                                 ---------------    ----------------    ---------------    ----------------    ----------------

Current Assets                   $    4,182,561     $     4,235,750     $     5,223,431     $    4,411,510     $     3,938,975

Current Liabilities                   2,708,359           2,013,263           2,332,221          1,325,949             937,488

Working Capital                       1,474,202           2,222,487           2,891,210          3,085,561           3,001,487

Total Assets                         34,958,288          27,027,069          26,043,448         23,978,695          22,849,405

Long-Term Debt                        9,857,333           3,300,000           3,666,666          4,033,332           4,400,000

Stockholders' Equity                 21,766,504          20,552,582          18,868,991         17,483,498          16,385,373

Book Value Per Share                      12.57               11.86               10.89              10.09                9.46

All per share amounts have been adjusted to reflect a three-for-one stock split effective April 1, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company operates in one business segment providing telephone service in six Minnesota cities and one Iowa city and the adjacent rural areas. The Company provides telephone service to over 17,000 access lines through its three local exchange telephone companies. In addition, the Company is an investor in a cellular limited liability company in southern Minnesota, a competitive local exchange limited liability company in northwest Iowa, and two RSAs (rural service areas) in northwestern Iowa. The Company also operates four cable television systems and resells long distance service.

                                     PART II

Results of Operations

The Company's operating revenues are principally derived from the local service and access revenues received through the operations of its three local exchange companies. Local service revenues are earned by providing customers access to connecting points within the local exchange boundaries and, in certain cases, to other local exchanges through extended area service plans, which eliminates toll service between those local exchanges. Revenues are derived from local service by charging a flat monthly fee. The three local exchange telephone companies receive access revenues for providing intrastate and interstate exchanges services to long distance carriers (inter-exchange carriers or IXCs). Access revenues come in several forms: flat rate compensation (i.e. end user fees and dedicated point-to-point facilities) or usage sensitive (i.e. toll-interstate and intrastate). In the case of interstate calls, access revenues are determined according to rules promulgated by the Federal Communications Commission (FCC) and administered by the National Exchange Carrier Association (NECA). Intrastate calls are administered by state regulatory agencies. Access revenues have increased steadily in recent years. The reason for this can be attributed to increased subscribers, calling patterns and technological advances, despite the rate reductions to the IXCs. In addition, the Company also sells and leases customer premises telephone equipment, provides inside wiring services and custom calling features, provides internet access and sells and leases other facilities for private line data transmission (i.e. local area network, virtual private network, and wide area network) and other communications services. Monthly fees for basic and premium services comprise the majority of revenues from the cable television ventures. These revenues are part of nonregulated revenues on the consolidated statement of income. The billing and collecting services for the IXCs are also another revenue source for the Company. This service is provided in lieu of the IXCs directly billing the end user for toll service. The following table reflects the percentage of revenue derived from each category over the past three years:

                                             Year Ended December 31
                                        ---------------------------------
                                         2000          1999        1998
                                        -------       -------     -------

   Local Network                          22.1%         23.0%        21.8%
   Network Access                         48.0          48.4         49.2
   Billing and Collection                  3.4           3.7          4.9
   Miscellaneous                           3.3           3.7          3.7
   Nonregulated                           23.2          21.2         20.4
                                        -------       -------      -------

      Total                              100.0%        100.0%       100.0%
                                        =======       =======      =======

                                     PART II

                              2000 COMPARED TO 1999
                              ---------------------

Operating revenues increased 9.1% to $12,822,162. The revenue breakdown by operating group was as follows:

                                                   New Ulm Telecom, Inc. and Subsidiaries
                                                           Year Ended December 31
                                        -------------------------------------------------------------
                                             2000                   1999                   1998
                                        ---------------       ----------------       ----------------
   Local Network                        $    2,827,646        $     2,701,274        $     2,284,739
   Network Access                            6,156,479              5,691,393              5,158,435
   Billing and Collection                      442,574                440,700                514,052
   Miscellaneous                               422,283                435,083                382,942
   Nonregulated                              2,973,180              2,488,632              2,138,475
                                        ---------------       ----------------       ----------------

      Total Operating Revenues          $   12,822,162        $    11,757,082        $    10,478,643
                                        ===============       ================       ================

Local network revenues increased $126,372 or 4.7%. The increase was due to an increase in access lines served, which increased 2.1% to 17,021. Growth in access lines was due to increased development within the Company's service areas. Increased demand for access lines can be attributed to residential and business growth for the communities served in conjunction with the demand for advanced telephone services, most notably in the broadband services. Network access revenues increased $465,086 or 8.2%. The increase can be attributed to increased use of the telephone network by residential and business customers and increased universal service support. In addition, the Company is investing heavily in a broadband infrastructure in New Ulm, Minnesota to bring broadband services to the community. The approximately $8 million invested to date has positively impacted the cost settlement basis of the Company.

Nonregulated revenues increased $484,548 or 19.5%. This increase was fueled by the demand for internet services, call management services, and the continued demand of technical communication solutions for residential and business customers. The Company was able to capture the demand due to increased marketing efforts, customer surveys, focus groups, and a calling program, which focuses on a one-to-one relationship with customers. The Company is determining satisfaction levels, interest in additional products and services, and upselling to customers through this program.

Operating expenses increased 19.4% or $1,375,982. The expense breakdown by operating group was as follows:

                                                   New Ulm Telecom, Inc. and Subsidiaries
                                                           Year Ended December 31
                                        -------------------------------------------------------------
                                             2000                   1999                   1998
                                        ---------------       ----------------       ----------------
   Plant Operations                     $    1,743,268        $     1,440,065        $     1,249,178
   Depreciation                              2,190,427              1,935,122              1,766,118
   Amortization                                113,824                113,824                113,777
   Customer                                    853,705                600,209                517,340
   General and Administrative                1,746,414              1,670,644              1,357,110
   Other Operating Expenses                  1,834,956              1,346,748              1,330,458
                                        ---------------       ----------------       ----------------

      Total Operating Expenses          $    8,482,594        $     7,106,612        $     6,333,981
                                        ===============       ================       ================

                                     PART II

Plant operations increased 21.1% or $303,203. The increase was due to the maintenance of the increased plant facilities that were necessary to supply our customers' demands for advanced services. Depreciation and amortization increased 12.5% or $255,305. Additions to property, plant and equipment of approximately $9,550,000 were the reason for this increase. The Company continues to supply the communities it serves with the most current services and products available. This strategy is in line with the Company's vision for the future of communications and responding to the needs of our subscribers. In addition, the Company believes they are proactively supplying customers with solutions to their communication needs.

Customer expenses increased 42.2% or $253,496, due largely to the growth in customers served and services offered. This increase reflects the Company's commitment to the objective of achieving 100% customer satisfaction by making the customer our top priority, deserving our best service, attitude and consideration. To realize this objective, the Company has implemented marketing programs, customer surveys, focus groups, a calling program to enhance customer relations, and specialized training for customer service personnel. General and administrative expenses increased 4.5% or $75,770 due to the Company's expanding operations. The Company has invested considerable time and money developing a strategic plan for the future. Competition is evident in all parts of the United States and the threat of competition is closely becoming a reality. The Company is preparing itself for this reality as well as continuing to search for investment opportunities to provide our shareholders with the growth they anticipate. In addition, the Company is continuing to market its products and services in an aggressive manner.

Operating income decreased 6.7% or $310,902. The Company has placed considerable emphasis on customer service and the commitment to offering broadband services. The Company is positioning itself to be the communications provider of choice in all of the communities it serves. This commitment was realized through additional staffing in the customer support and technical areas, adding broadband infrastructure and a considerable investment in education. The Company's goals are to create an environment of knowledgeable personnel that are capable of solving all of the customers' communications needs and desires at all levels of the organization. This commitment will be realized in an environment that recognizes and expects the employees to achieve excellence in all facets of their jobs, encourages innovations and empowers employees to make the right decisions.

Interest expense increased $191,263 or 84.3% as a result of a new loan for significant capital expenditures. Interest expense totaling $160,771 was capitalized in 2000 in conjunction with these expenditures. Cellular partnership income decreased $353,821 or 26.5%, due to the startup costs associated with the addition of Iowa and Wisconsin RSA's purchased in the first quarter of 2000. Other investment income increased $111,091; losses from the Company's investment in a competitive local exchange carrier (CLEC) in northwestern Iowa totaled $1,072 compared to $117,004 for 1999. The Company anticipated substantial losses during this CLEC's start-up phase and is extremely pleased with the progress it has seen in 2000.

Income before income taxes decreased 10.6% or $613,746. The Company's effective tax rate of 42.7% is higher than the standard Federal statutory tax rate due primarily to state income taxes.

The increases in operating expenses, which the Company had anticipated, contributed significantly to the $366,296 or 11.0% decrease in net income.

                                     PART II

                              1999 COMPARED TO 1998
                              ---------------------

The Company attained record earnings for the year ended December 31, 1999. Operating revenues and net income surpassed December 31, 1998 totals by $1,278,439 or 12.2% and $90,203 or 2.8%, respectively. Local network increased $416,535 or 18.2% due to an increase in access lines and an increase in the monthly local service rates October 1, 1998. Network access revenues increased $532,958 or 10.3% due to increased monthly settlements from NECA, continued growth of interstate and intrastate access minutes of use, as well as business customers increased demand for data transport resulting in increased dedicated point to point transmission facilities. Revenues from billing and collection deceased $73,352 or 14.3% as a result of IXCs taking back the billing and collecting function. Nonregulated revenues continued the strong growth pattern established during the past few years, resulting in an increase of $350,157 or 16.4%. Sales of customer premises telephone equipment and continued double-digit growth in internet access were the major contributors to this sizable growth. The Company's long distance service has shown considerable growth during the past year, which enhances revenues in other areas of the Company, for example, access revenues and billing and collection.

Operating expenses increased by $772,631 or 12.2%. Plant operations increased by $190,887 or 15.3% due to higher maintenance expenses on telephone plant. Depreciation increased by $169,004 or 9.6%, which is directly related to an increase in property, plant and equipment. General and administrative expenses increased $313,534 or 23.1% due to the Company's continued search for acquisition opportunities and other investments to increase shareholder value and dividends. Other operating expenses increased by $16,290 or 1.2%, which can be directly related to the nonregulated revenue growth. The areas most effected are cost of goods sold related to customer premises telephone equipment and increased facility upgrades and customer service devoted to high quality internet access.

Operating income increased $505,808 or 12.2%.

Other income and expenses decreased $98,029 or 8.0%. Interest expense decreased $23,489 or 9.4% due to a reduction in long-term debt. Interest income increased $24,037 or 14.1% reflecting an increase in cash available for investments. Cellular investment income increased $35,172 or 2.7%, which is due to the Company's equity interest in the increased profits of Midwest Wireless Communications L.L.C.

Income before income taxes increased $407,779 or 7.6%. The Company's cellular investment income represents 23.1% of pre-tax income. Income taxes increased $317,576 or 14.9%

The increases in operating revenues and other income contributed significantly to the $90,203 or 2.8% increase in net income. The increase in net income reflects the Company's continued revenue growth in excess of the Company's growth in operating expenses.

                                     PART II

Regulatory Matters

The Telecommunications Act passed by the federal government in February of 1996 is resulting in significant changes to the telecommunications industry. The FCC is in the process of determining how competition will be implemented by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators will also be involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play are yet to be determined.

The Company's local exchange telephone companies are subject to the jurisdiction of Minnesota and Iowa with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases implemented prospectively.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which was to be effective January 1, 2000 but subsequently was deferred to fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe adoption of this standard will have an effect on the Company's results of operation or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements", which was effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the staff's views regarding generally accepted accounting principles for revenue recognition and deferred costs in the financial statements. SAB 101 did not have a material effect on the Company's financial statements.

                                     PART II

Liquidity and Capital Resources

The Company's net working capital of $1,474,202 at December 31, 2000 is a decrease of $748,285 from 1999. The Company operates in a capital-intensive industry. The largest contributing factor to the Company's investing activity is additions to property, plant and equipment, which required $13,715,037 over the past three years. Dividends paid to shareholders was the biggest use of funds from the Company's financing activities, which totaled $1,732,455 or $1.00 per share, a 5% increase from the $.95 paid in 1999. The primary source of funds from the Company's financing activities was a long-term loan for $6,924,000 from CoBank, which financed a portion of the $9.5 million of plant additions in 2000 (as of December 31, 2000, unadvanced loan funds of $2,576,000 are available under the terms of this agreement). The Company's primary source of working capital continued to come from its operating activity, which is historically driven by net income and depreciation. The Company's financial strength continues to be supported by its 2000 current ratio (1.54 to 1) and its EBITDA of $7,891,558 (earnings before interest, taxes, depreciation and amortization), which is a measure of the Company's pre-tax cash flow. The Company has a line of credit of $1,640,000 with the Rural Telephone Finance Corporation with interest at 1 1/2% over the prime rate, but is has an unsecured ten-year reducing revolving credit facility to CoBank to cover a portion of the planned construction costs discussed in Note 9 to the financial statements.

Factors Affecting Future Performance

The Company's future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information.

                                     PART II


Item 8.       Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
   Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

St. Paul, Minnesota
February 22, 2001                                      OLSEN THIELEN & CO., LTD.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

=================================================================================================================

                                                          2000                  1999                   1998
                                                    ----------------       ---------------       ----------------
OPERATING REVENUES:
   Local Network                                    $     2,827,646        $    2,701,274        $     2,284,739
   Network Access                                         6,156,479             5,691,393              5,158,435
   Billing and Collection                                   442,574               440,700                514,052
   Miscellaneous                                            422,283               435,083                382,942
   Nonregulated                                           2,973,180             2,488,632              2,138,475
                                                    ----------------       ---------------       ----------------
      Total Operating Revenues                           12,822,162            11,757,082             10,478,643
                                                    ----------------       ---------------       ----------------

OPERATING EXPENSES:
   Plant Operations                                       1,743,268             1,440,065              1,249,178
   Depreciation                                           2,190,427             1,935,122              1,766,118
   Amortization                                             113,824               113,824                113,777
   Customer Operations                                      853,705               600,209                517,340
   General and Administrative                             1,746,414             1,670,644              1,357,110
   Other Operating                                        1,834,956             1,346,748              1,330,458
                                                    ----------------       ---------------       ----------------
      Total Operating Expenses                            8,482,594             7,106,612              6,333,981
                                                    ----------------       ---------------       ----------------

OPERATING INCOME                                          4,339,568             4,650,470              4,144,662
                                                    ----------------       ---------------       ----------------

OTHER INCOME (EXPENSES):
   Interest Expense                                        (418,043)             (226,780)              (250,269)
   Interest Income                                          117,096               146,718                170,755
   Allowance for Funds Used During Construction             160,771                     -                      -
   Cellular Investment Income                               981,668             1,335,489              1,300,317
   Other Investment Income (Expense)                        (11,796)             (122,887)                 9,766
                                                    ----------------       ---------------       ----------------
      Other Income (Expenses), Net                          829,696             1,132,540              1,230,569
                                                    ----------------       ---------------       ----------------

INCOME BEFORE INCOME TAXES                                5,169,264             5,783,010              5,375,231

INCOME TAXES                                              2,206,137             2,453,587              2,136,011
                                                    ----------------       ---------------       ----------------

NET INCOME                                          $     2,963,127        $    3,329,423        $     3,239,220
                                                    ================       ===============       ================

BASIC NET INCOME PER SHARE                          $          1.71        $         1.92        $          1.87
                                                    ================       ===============       ================

DIVIDENDS PER SHARE                                 $          1.00        $         0.95        $          1.07
                                                    ================       ===============       ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999

=====================================================================================================

                                              ASSETS

                                                                    2000                   1999
                                                              ----------------       ----------------
CURRENT ASSETS:
   Cash                                                       $       700,744        $     1,533,044
   Certificates of Deposit                                                  -                600,000
   Receivables, Net of Allowance for Doubtful
      Accounts of $34,000 and $33,000                               1,493,288              1,457,274
   Materials, Supplies and Inventories                              1,860,969                557,315
   Prepaid Expenses                                                   127,560                 88,117
                                                              ----------------       ----------------
      Total Current Assets                                          4,182,561              4,235,750
                                                              ----------------       ----------------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired, Net                     3,332,681              3,446,456
   Notes Receivable                                                   981,483                977,166
   Cellular Investments                                             5,721,718              5,282,233
   Other                                                              982,910                688,593
                                                              ----------------       ----------------
      Total Investments and Other Assets                           11,018,792             10,394,448
                                                              ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                                        37,355,385             28,356,244
   Other Property and Equipment                                     1,920,514              1,779,022
   Cable Television Plant                                           1,147,862                802,899
                                                              ----------------       ----------------
      Total                                                        40,423,761             30,938,165
   Less Accumulated Depreciation                                   20,666,826             18,541,294
                                                              ----------------       ----------------
      Net Property, Plant and Equipment                            19,756,935             12,396,871
                                                              ----------------       ----------------


TOTAL ASSETS                                                  $    34,958,288        $    27,027,069
                                                              ================       ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999

======================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2000                   1999
                                                               ----------------       ----------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                           $       866,666        $       366,666
   Accounts Payable                                                  1,285,007              1,256,049
   Accrued Taxes                                                       104,013                 58,006
   Other Accrued Liabilities                                           452,673                332,542
                                                               ----------------       ----------------
      Total Current Liabilities                                      2,708,359              2,013,263
                                                               ----------------       ----------------


LONG-TERM DEBT                                                       8,990,667              2,933,334
                                                               ----------------       ----------------


DEFERRED CREDITS:
   Income Taxes                                                      1,478,964              1,510,554
   Investment Tax Credits                                               13,794                 17,336
                                                               ----------------       ----------------
      Total Deferred Credits                                         1,492,758              1,527,890
                                                               ----------------       ----------------


STOCKHOLDERS' EQUITY:
   Common Stock - $5.00 Par Value, 6,400,000
      Shares Authorized, 1,731,955 and 1,732,455
      Shares Issued and Outstanding                                  8,659,775              8,662,275
   Retained Earnings                                                13,106,729             11,890,307
                                                               ----------------       ----------------
      Total Stockholders' Equity                                    21,766,504             20,552,582
                                                               ----------------       ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    34,958,288        $    27,027,069
                                                               ================       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

==================================================================================================

                                                    Common Stock
                                         -----------------------------------          Retained
                                            Shares               Amount               Earnings
                                         -------------        --------------       ---------------
BALANCE on December 31, 1997                1,732,455         $   8,662,275        $    8,821,223

   Net Income                                                                           3,239,220
   Dividends                                                                           (1,853,727)
                                          ------------        --------------       ---------------

BALANCE on December 31, 1998                1,732,455             8,662,275            10,206,716

   Net Income                                                                           3,329,423
   Dividends                                                                           (1,645,832)
                                          ------------        --------------       ---------------

BALANCE on December 31, 1999                1,732,455             8,662,275            11,890,307

   Retired Stock                                 (500)               (2,500)              (14,250)
   Net Income                                                                           2,963,127
   Dividends                                                                           (1,732,455)
                                          ------------        --------------       ---------------

BALANCE on December 31, 2000                1,731,955         $   8,659,775        $   13,106,729
                                          ============        ==============       ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

=======================================================================================================================

                                                                   2000                 1999                 1998
                                                              ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $    2,963,127       $    3,329,423       $    3,239,220
   Adjustments to Reconcile Net Income to Net Cash
        Provided By Operating Activities:
      Depreciation and Amortization                                2,304,251            2,048,946            1,879,895
      Cellular Investment Income                                    (981,668)          (1,335,489)          (1,300,317)
      Distributions from Cellular Investments                        542,183              560,334              669,733
      (Increase) Decrease in:
        Receivables                                                  (36,014)            (134,371)            (389,542)
        Materials, Supplies and Inventories                       (1,303,654)            (203,288)             134,743
        Prepaid Expenses                                             (39,443)               7,318              (12,520)
      Increase (Decrease) in:
        Accounts Payable                                              28,958             (430,594)           1,064,533
        Accrued Taxes                                                 46,007                3,492               (7,684)
        Other Accrued Liabilities                                    120,131              108,144              (50,577)
        Deferred Income Taxes                                        (31,590)              (8,594)              51,661
        Deferred Investment Tax Credits                               (3,542)              (5,752)             (12,007)
                                                              ---------------      ---------------      ---------------
      Net Cash Provided By Operating Activities                    3,608,746            3,939,569            5,267,138
                                                              ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment, Net                (9,550,540)          (2,800,248)          (1,364,249)
   Change in Certificates of Deposit                                 600,000              300,000            1,100,000
   Change in Notes Receivable                                         (4,317)            (193,718)            (703,735)
   Purchase of Cellular Investments                                        -                    -             (328,808)
   Other, Net                                                       (294,317)            (251,127)            (105,603)
                                                              ---------------      ---------------      ---------------
      Net Cash Used In Investing Activities                       (9,249,174)          (2,945,093)          (1,402,395)
                                                              ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                             (366,667)            (366,666)            (366,666)
   Issuance of Long-Term Debt                                      6,924,000                    -                    -
   Retired Stock                                                     (16,750)                   -                    -
   Dividends                                                      (1,732,455)          (1,645,832)          (1,853,727)
                                                              ---------------      ---------------      ---------------
      Net Cash Provided By (Used In) Financing Activities          4,808,128           (2,012,498)          (2,220,393)
                                                              ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                     (832,300)          (1,018,022)           1,644,350

CASH at Beginning of Year                                          1,533,044            2,551,066              906,716
                                                              ---------------      ---------------      ---------------

CASH at End of Year                                           $      700,744       $    1,533,044       $    2,551,066
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

PROPERTY AND DEPRECIATION

Property, plant and equipment are recorded at original cost. Additions, improvements or major renewals are capitalized. When telecommunications assets are sold, retired or otherwise disposed of in the ordinary course of business, the cost plus removal costs less salvage is charged to accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations.

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications equipment for the three years ended December 31, 2000, 1999 and 1998 were 6.3%, 6.7%, and 6.6%. Other property is depreciated over estimated useful lives of three to fifteen years.

INVESTMENTS AND OTHER ASSETS

The excess of cost over net assets of acquired companies is being amortized equally over 40 years and is shown net of accumulated amortization of $1,218,360 and $1,104,585 at December 31, 2000 and 1999.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS AND OTHER ASSETS (CONTINUED)

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

The Company includes in its telecommunications plant accounts an average cost of debt used for the construction of the plant.

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

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of shares outstanding of 1,732,205 for 2000 and 1,732,455 shares during 1999 and 1998.

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

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 2000.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include a 7.58% and 9.84% ownership in Midwest Wireless Holdings L.L.C. (MWH) at December 31, 2000 and 1999. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $1,842,856 as of December 31, 2000, net of accumulated amortization of $107,627. This amount is being expensed equally over 40 years. Amortization expense of $48,764 and $19,621 was included in cellular investment income in 2000 and 1999.

Cellular investments consist of the following:

                                                       2000                  1999
                                                  ---------------       ---------------
   MWH:
      Cost Less Accumulated Amortization          $    1,899,060        $    1,947,824
      Cumulative Income                                6,093,684             5,063,252
      Cumulative Distributions                        (2,753,113)           (2,210,930)
                                                  ---------------       ---------------
                                                       5,239,631             4,800,146
   Other Investments, Recorded at Cost                   482,087               482,087
                                                  ---------------       ---------------

      Total                                       $    5,721,718        $    5,282,233
                                                  ===============       ===============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3 - CELLULAR INVESTMENTS (CONTINUED)

MWH was formed in November 1999. Upon its formation, MWH became an 85.83% member of Midwest Wireless Communications, LLC (MWC).

The following is summarized financial information as of and for the years ended December 31, 2000 and 1999 for MWH, and December 31, 1998 for MWC:

                                          2000                   1999                   1998
                                    -----------------       ----------------       ----------------
   Current Assets                   $     14,363,696        $    10,152,590        $   13,299,257
   Noncurrent Assets                     250,179,199             63,760,822            52,488,557
   Current Liabilities                    25,397,983             10,136,761            11,783,859
   Noncurrent Liabilities                130,370,191             34,338,781            16,165,583
   Members' Equity                       108,774,721             29,437,870            37,838,372
   Revenues                              104,192,081             58,002,457            49,119,033
   Operating Income                       24,545,298             17,495,438            17,599,445
   Net Income                             14,297,071             13,821,243            16,971,948


NOTE 4 - RETIREMENT PLAN

The Company's contribution to its 401(k) employee savings plan was $139,452 in 2000, $111,682 in 1999 and $85,877 in 1998.

NOTE 5 - LINE OF CREDIT

The Company has a revolving short-term line of credit of $1,640,000 at 1 1/2% over the bank prime rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 2000 and 1999 under this line of credit.

NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                      2000                 1999
                                                                                  --------------       --------------
   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $65,000 plus 6.45% interest
   through December 1, 2008.                                                      $   2,080,000        $   2,340,000

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $18,333 plus 6.45% interest
   through December 1, 2008.                                                            586,667              660,000

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $8,333 plus 6.45% interest
   through December 1, 2008.                                                            266,666              300,000

   Unsecured ten year reducing revolving credit facility to CoBank, ACB in quarterly installments of $250,000 (beginning in 2001) plus a variable rate of interest through July 20, 2010 (7.79% at
   December 31, 2000).                                                                6,924,000                    -
                                                                                  --------------       --------------
      Total                                                                           9,857,333            3,300,000
   Less Amount Due Within One Year                                                      866,666              366,666
                                                                                  --------------       --------------

      Long-Term Debt                                                              $   8,990,667        $   2,933,334
                                                                                  ==============       ==============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 6 - LONG-TERM DEBT (CONTINUED)

Unadvanced CoBank loan funds total $2,576,000 at December 31, 2000. Principal payments of $250,000 per quarter, plus interest at a variable rate, begin once the funds are fully drawn or as the maximum term agreement amount available of $10,000,000 reduces to an amount that equals what has been borrowed. Quarterly line of credit commitment reductions are $250,000 beginning September 30, 2000. Management expects to borrow up to the available amount during the third quarter of 2001. The CoBank loan agreement contains loan covenants that the Company must comply with including several financial ratios that must be met on a quarterly and annual basis.

Principal payments required during the next five years are: 2001 - $866,666; 2002 - $1,366,666; 2003 - $1,366,666; 2004 - $1,366,666; and 2005 - $1,366,666.
Cash payments for interest, net of amounts capitalized, were $208,028 in 2000, $228,599 in 1999, and $252,240 in 1998.

The Phoenix Home Life Mutual Insurance Company debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 2000, approximately $540,000 of consolidated retained earnings were available for dividends under these covenants. In addition to this, the Company can distribute up to 50% of future consolidated net income.

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                                   2000                 1999                 1998
                                              --------------       --------------       --------------
   Taxes Currently Payable:
      Federal                                 $   1,669,697        $   1,884,829        $   1,583,343
      State                                         571,572              583,104              513,014
   Deferred Income Taxes                            (31,590)              (8,594)              51,661
   Amortization of Investment Tax Credits            (3,542)              (5,752)             (12,007)
                                              --------------       --------------       --------------

      Income Tax Expense                      $   2,206,137        $   2,453,587        $   2,136,011
                                              ==============       ==============       ==============

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                            2000          1999           1998
                                           -------       -------        -------
   Statutory Tax Rate                        35.0%         35.0%          35.0%
   Effect of:
      Surtax Exemption                       (1.0)         (1.0)          (1.0)
      State Income Taxes, Net of
        Federal Tax Benefit                   6.5           6.7            6.4
      Amortization of Investment Tax
        Credits                               (.1)          (.1)           (.2)
      Non-Deductible Expenses                 1.5           2.1            2.3
      Prior Year Tax Adjustment                .8           (.3)          (2.8)
                                           -------        ------         ------

        Effective Tax Rate                   42.7%         42.4%          39.7%
                                            ======        ======         ======

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS (CONTINUED)

The components of deferred income taxes are as follows:

                                                 2000                 1999
                                            --------------       --------------

   Deferred Tax Liabilities:
      Depreciation                          $   1,465,034        $   1,380,836
      Other                                        13,930              129,718
                                            --------------       --------------

        Total                               $   1,478,964        $   1,510,554
                                            ==============       ==============

Cash payments for income taxes were $2,065,082 in 2000, $2,471,000 in 1999, and $2,231,500 in 1998.

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes receivable include $700,000 from an officer. The note is secured by New Ulm Telecom, Inc. common stock and has a variable interest rate. The interest rate at December 31, 2000 was 5.9%. The original note, which became due on January 1, 2001, was renewed. The new note is a 5 year note, secured by New Ulm Telecom, Inc. common stock with an annual interest rate of 6.09%. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.

NOTE 9 - COMMITMENTS

The Company's capital budget for 2001 is approximately $4,250,000, which will be financed through additional long-term borrowings and internally generated funds. As of December 31, 2000 the Company has no purchase commitments.

Item 8.       Supplemental Financial Information

                      UNAUDITED QUARTERLY OPERATING RESULTS

                                                                       Quarter Ended
                                      --------------------------------------------------------------------------------
                                         March 31            June 30             September 30          December 31
                                      ---------------     ---------------      -----------------     -----------------
2000:
   Revenues                            $   2,923,788       $   3,156,873         $   3,099,586         $   3,641,915
   Operating Income                          959,903           1,051,368               951,950             1,376,347
   Net Income                                782,361             687,768               487,242             1,005,756
   Basic Net Income per Share                   0.45                0.40                  0.28                  0.58

1999:
   Revenues                            $   2,741,980       $   2,984,129         $   2,926,690         $   3,104,283
   Operating Income                        1,137,380           1,320,555             1,149,594             1,042,941
   Net Income                                825,687             929,894               828,857               744,985
   Basic Net Income per Share                   0.47                0.54                  0.48                  0.43

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

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Item 13.      Certain Relationships and Related Transactions

The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 2000.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.          Financial Statements
               Included in Part II of this report:                        Page
                                                                         Numbers
                                                                         -------
               Independent Auditors' Report                                13

               Consolidated Statement of Income for
                    the Three Years Ended December 31,
                    2000, 1999 and 1998                                    14

               Consolidated Balance Sheet at December 31,
                    2000 and 1999                                          15-16

               Consolidated Statement of Stockholders' Equity
                    for the Three Years Ended December 31,
                    2000, 1999 and 1998                                    17

               Consolidated Statement of Cash Flows for the
                    Three Years Ended December 31, 2000,
                    1999 and 1998                                          18

               Notes to Consolidated Financial Statements                  19-24

(a)2.          Financial Statement schedules:

               Separate financial statements of Midwest Wireless
               Holdings L.L.C., a 50 percent or less owned equity
               method investment, are included as part of this
               report because this entity constitutes a "significant
               subsidiary" pursuant to the provisions of Regulation
               S-X, Article 3-09.                                          29-41

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

                21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 42.


b)             Reports on Form 8-K

                None

                                   Signatures
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NEW ULM TELECOM, INC.
                                                (Registrant)

Date  March 30, 2001                  By: /s/ Bill Otis
    ------------------                   ---------------------------------------
                                             Bill Otis, President
                                             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date March 30, 2001                   By: /s/ Chris Hopp
    ------------------                   ---------------------------------------
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

                                          /s/ Rosemary Dittrich
                                         ---------------------------------------
                                             Rosemary Dittrich, Director

                                          /s/ Mary Ellen Domeier
                                         ---------------------------------------
                                             Mary Ellen Domeier, Director

                                          /s/ Perry Meyer
                                         ---------------------------------------
                                             Perry Meyer, Director

                                          /s/ Robert Ranweiler
                                         ---------------------------------------
                                             Robert Ranweiler, Director

MIDWEST WIRELESS
HOLDINGS L.L.C.
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
Midwest Wireless Holdings L.L.C.:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the Company) and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                     PRICEWATERHOUSECOOPERS, LLP


February 2, 2001

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AT DECEMBER 31, 2000 AND 1999

- ------------------------------------------------------------------------------------------------------------

                                  ASSETS                                2000                     1999
Current assets:
   Cash and cash equivalents                                      $      2,043,704         $      1,378,350
   Restricted cash                                                                                1,000,000
   Accounts receivable, less allowance for doubtful accounts
       of $477,152 and $258,120 in 2000 and 1999, respectively           8,751,005                4,726,962
   Inventories                                                           2,718,772                2,519,796
   Other                                                                   850,215                  527,482
                                                                  -----------------        -----------------

      Total current assets                                              14,363,696               10,152,590

Property, cellular plant and equipment, net                             73,523,318               43,997,663
FCC licenses, net                                                      169,125,264               16,514,927
Investments in cooperatives                                              7,530,617                2,201,408
Deferred acquisition costs                                                                        1,046,824
                                                                  -----------------        -----------------

      Total assets                                                $    264,542,895         $     73,913,412
                                                                  =================        =================


                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Current portion of long-term debt                              $     10,415,285         $      2,426,350
   Accounts payable                                                      6,125,308                3,029,225
   Accrued commissions                                                   1,554,219                  818,592
   Other accrued expenses                                                7,303,171                3,862,594
                                                                  -----------------        -----------------

      Total current liabilities                                         25,397,983               10,136,761

Other liabilities                                                        2,103,289                1,156,949
Revolving loan                                                           2,500,000                2,000,000
Long-term debt                                                         119,922,125               26,334,775
                                                                  -----------------        -----------------

      Total liabilities                                                149,923,397               39,628,485

Minority interest                                                        5,844,777                4,847,057

Commitments

Members' equity                                                        108,774,721               29,437,870
                                                                  -----------------        -----------------

      Total liabilities and members' equity                       $    264,542,895         $     73,913,412
                                                                  =================        =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

- --------------------------------------------------------------------------------------------

                                                        2000                     1999
Operating revenues:
   Subscriber service                              $    63,993,328         $     40,279,007
   Roamer service                                       29,721,562               11,671,572
   Equipment sales                                       9,015,304                5,651,878
   Service fees                                          1,461,887                  400,000
                                                   ----------------        -----------------

                                                       104,192,081               58,002,457
                                                   ----------------        -----------------

Operating expenses:
   Operations and maintenance                           19,785,719               10,502,756
   Cost of equipment sold                               10,458,625                5,570,633
   Depreciation                                         12,278,169                7,528,105
   Amortization of FCC licenses                          3,780,643                  494,381
   Selling, general and administrative                  24,520,349               14,711,883
   Home roamer costs                                     8,823,278                1,699,261
                                                   ----------------        -----------------

                                                        79,646,783               40,507,019
                                                   ----------------        -----------------

      Operating income                                  24,545,298               17,495,438
                                                   ----------------        -----------------

Other income (expense):
   Interest expense                                     (8,651,813)              (1,291,817)
   Interest and dividend income                            312,229                  230,760
   Other                                                    (6,186)                (393,575)
                                                   ----------------        -----------------

                                                        (8,345,770)              (1,454,632)
                                                   ----------------        -----------------

Net income before minority interest                     16,199,528               16,040,806

Minority interest                                       (1,902,457)              (2,219,563)
                                                   ----------------        -----------------

Net income                                         $    14,297,071         $     13,821,243
                                                   ================        =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

- -------------------------------------------------------------------------------------------------------------------

                                                                                                         TOTAL
                                                            CAPITAL             ACCUMULATED             MEMBERS'
                                                         CONTRIBUTIONS            INCOME                 EQUITY
Balance, December 31, 1998                              $   13,659,443        $   19,162,709        $   32,822,152

Redemption of units                                         (1,012,261)          (11,751,826)          (12,764,087)

Equity adjustment for minority interests
   related to redemption                                       670,371               777,852             1,448,223

Distributions to members                                                          (5,889,661)           (5,889,661)

Net income                                                                        13,821,243            13,821,243
                                                        --------------        --------------        --------------

Balance, December 31, 1999                                  13,317,553            16,120,317            29,437,870

Issuance of units related to the acquisition
   of Iowa properties                                       51,418,250                                  51,418,250

Issuance of units related to the acquisition
   of Wisconsin properties                                  20,061,217                                  20,061,217

Distributions to members                                                          (6,439,687)           (6,439,687)

Net income                                                                        14,297,071            14,297,071
                                                        --------------        --------------        --------------

Balance, December 31, 2000                              $   84,797,020        $   23,977,701        $  108,774,721
                                                        ==============        ==============        ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

- --------------------------------------------------------------------------------------------------------------

                                                                          2000                     1999
Cash flows from operating activities:
   Net income                                                       $      14,297,071         $    13,821,243
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net income allocated to minority interest                             1,902,457               2,219,563
      Provision for bad debts                                                 623,261                (211,225)
      Capitalized interest                                                   (608,199)               (243,973)
      Depreciation                                                         12,278,169               7,582,105
      Amortization of FCC licenses                                          3,780,643                 494,381
      Loss on disposal of equipment                                            27,278                 390,567
      Accretion of discount on marketable securities                                                 (124,204)
      Changes in assets and liabilities:
        Accounts receivable                                                (2,665,409)               (287,379)
        Inventories                                                          (122,081)               (895,770)
        Accounts payable                                                    1,471,296                (674,665)
        Other accrued expenses                                              3,253,070                 388,877
        Other liabilities                                                     946,340                 639,458
        Other                                                                (322,733)               (174,858)
                                                                    ------------------       -----------------

      Net cash provided by operating activities                            34,861,163              22,924,120
                                                                    ------------------       -----------------

Cash flows from investing activities:
   Acquisition of cellular properties                                     (96,215,489)
   Payments for property, cellular plant and equipment                    (28,028,072)            (20,141,712)
   Purchase of FCC licenses                                                  (354,900)               (287,300)
   Purchases of cooperative stock                                          (5,329,209)               (653,121)
   Purchases of marketable securities                                                              (6,679,526)
   Proceeds received upon maturity of marketable securities                                        10,750,000
   Payments for deferred acquisition costs                                                           (921,824
   Release (restriction) of cash                                            1,000,000              (1,000,000)
                                                                    ------------------       -----------------

      Net cash used in investing activities                              (128,927,670)            (18,933,483)
                                                                    ------------------       -----------------

Cash flows from financing activities:
   Proceeds on revolving loan                                                 500,000               2,000,000
   Proceeds on long-term debt borrowings                                  107,706,887              13,368,420
   Payments on long-term debt                                              (6,130,602)             (1,534,435)
   Distributions to members                                                (6,439,687)             (5,889,661)
   Distribution from subsidiary to minority interest                         (904,737)               (940,503)
   Redemption of units                                                                            (12,764,087)
                                                                    ------------------       -----------------

      Net cash provided by (used in) financing activities                  94,731,861              (5,760,266)
                                                                    ------------------       -----------------

Net change in cash and cash equivalents                                       665,354              (1,769,629)

Cash and cash equivalents, beginning of year                                1,378,350               3,147,979
                                                                    ------------------       -----------------

Cash and cash equivalents, end of year                              $       2,043,704         $     1,378,350
                                                                    ==================       =================

Supplemental disclosure:
   Cash paid during the year for interest                           $       7,587,435               1,156,323
   Equity units issued for acquisitions                                    71,479,467


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF CONSOLIDATION
       Midwest Wireless Holdings L.L.C. (the Company) was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications, L.L.C. The transaction was accounted for on the historical cost basis as a combination of entities under common control, and the consolidated financial statements reflect the results of operations as if the combination had occurred on January 1, 1999.

       The consolidated financial statements include the Company's wholly-owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority-owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

       REVENUE RECOGNITION
       Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes other service revenues from equipment installations, equipment sales and connection fees when earned.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

       CONCENTRATION OF CREDIT RISK
       The Company provides cellular service and cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days.

       CASH AND CASH EQUIVALENTS
       For the purpose of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

       CELLULAR TELEPHONE INVENTORIES
       Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

       PROPERTY, CELLULAR PLANT AND EQUIPMENT
       Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from 1 to 30 years.

       Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. Interest incurred on external borrowings during construction is capitalized. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

       LONG-LIVED ASSETS
       The Company periodically reviews long-lived assets, FCC licenses and fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

       FEDERAL COMMUNICATIONS COMMISSION (FCC) LICENSES
       FCC licenses consist of the cost of acquiring cellular, personal communication services (PCS), and local multi-point distribution (LMDS) licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. Amortization is computed using the straight-line method over lives ranging from 10 to 39.5 years.

       INCOME TAXES
       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       ADVERTISING
       Advertising costs are expensed as incurred. Total advertising expenses were $3,021,650 and $1,754,394 for the years ended December 31, 2000 and 1999, respectively.

       ACCOUNTING FOR STOCK-BASED COMPENSATION
       The Company accounts for employee stock and options using the intrinsic value method.

2.     SELECT ACCOUNT INFORMATION

       RESTRICTED CASH
       At June 29, 1999, the Company signed a letter of intent to acquire certain cellular properties. In connection with the pending acquisition, the Company deposited $1,000,000 into an escrow account. Upon closing of the acquisition in 2000, the restricted funds were released to the Company.

       DEFERRED ACQUISITION COSTS
       During 1999, the Company paid certain external deferred acquisition costs of $1,046,824 in connection with the pending acquisition of certain cellular properties. These costs were allocated as part of the purchase price upon the closing of the acquisition in 2000. See Note 3.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

       PROPERTY, CELLULAR PLANT AND EQUIPMENT

                                              2000                   1999

       Land                             $      2,093,598        $     1,696,989
       Plant in service                       94,427,420             56,271,401
       Plant under construction                9,004,718              8,453,176
                                        -----------------       ----------------


                                             105,525,736             66,421,566
       Less accumulated deprecation          (32,002,418)           (22,423,903)
                                        -----------------       ----------------

                                        $     73,523,318        $    43,997,663
                                        =================       ================

       At December 31, 2000 and 1999, accounts payable includes $2,891,666 and $1,295,835, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $608,199 and $243,973 for the years ended December 31, 2000 and 1999, respectively.

       FCC LICENSES

                                               2000                   1999

          Cellular license               $    173,541,780        $   17,505,700
          LMDS licenses                           357,696               357,696
          PCS licenses                            287,300               287,300
          Other                                   354,900
                                         -----------------       ---------------

                                              174,541,676            18,150,696
          Less accumulated amortization        (5,416,412)           (1,635,769)
                                         -----------------       ---------------

                                         $    169,125,264        $   16,514,927
                                         =================       ===============


3.     ACQUISITIONS

       On February 29, 2000, the Company, through its wholly-owned subsidiary, Midwest Wireless Iowa, L.L.C., completed its acquisition of cellular communications properties providing services to a 28-county area of Iowa (the "Iowa properties").

       On March 17, 2000, the Company through its wholly-owned subsidiary, Midwest Wireless Wisconsin, L.L.C., completed its acquisition of cellular communications properties providing services to a 4-county area of Wisconsin and Minnesota (the "Wisconsin properties").

       The Company allocated the excess purchase price over net tangible assets to FCC licenses and is amortizing it over 39.5 years. The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

                                                                      IOWA                 WISCONSIN
       Cash                                                     $     89,242,760        $      5,078,783
       Equity units issued                                            51,418,250              20,061,217
       Acquisition expenses                                            2,760,681                 180,089
       Liabilities assumed:
          Accounts payable and accrued liabilities                                                28,956
          Customer deposits                                                4,700                  35,600
          Advance revenue                                                792,218                  90,616
                                                                -----------------       -----------------

             Total purchase price                                    144,218,609              25,475,261

       Estimated fair value of tangible assets acquired:
          Accounts receivable                                          1,699,586                 282,309
          Inventories                                                     76,895
          Property, cellular plant and equipment                       9,101,600               2,497,400
                                                                -----------------       -----------------

                                                                      10,878,081               2,779,709
                                                                -----------------       -----------------

       FCC licenses                                             $    133,340,528        $     22,695,552
                                                                =================       =================


4.     MEMBERS' CAPITAL

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

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

5.     DEBT

       Long-term debt consists of the following:

                                                           RATE AT                       BALANCE AT
                                                         DECEMBER 31                     DECEMBER 31
                                                    ---------------------- ----------------------------------------
                                       MATURITY      2000          1999          2000                  1999

       RTFC note, variable rate        5/12/09       8.40%        6.95%    $      12,052,934     $      13,113,035
       RTFC note, fixed rate           7/29/08       5.75%        5.75%            7,458,340             8,171,831
       RTFC note, variable rate        7/28/08       8.40%        6.95%            6,823,500             7,476,259
       RTFC revolving note             7/29/03       9.10%        7.60%            2,500,000             2,000,000
       RTFC note, variable rate         3/2/10       8.40%                        95,743,583
       RTFC note, variable rate         2/3/15       8.40%                         8,259,053
                                                                           ------------------    ------------------

                                                                           $     132,837,410     $      30,761,125
                                                                           ==================    ==================

       The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate of 7.6% and 6.1% at December 31, 2000 and 1999, respectively, plus one and one-half percent. The outstanding principal and interest are due upon maturity.

       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than
       1.25. Substantially all assets of the Company are pledged as collateral under the Agreement.

       Maturities of long-term debt are as follows:

          2001                                              $     10,415,285
          2002                                                    11,182,775
          2003                                                    14,507,117
          2004                                                    12,892,539
          2005                                                    13,845,587
          Thereafter                                              69,994,107
                                                            -----------------

                                                            $    132,837,410
                                                            =================

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

6.     COMMITMENTS

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 2000, are as follows:

          2001                                              $      477,776
          2002                                                     405,853
          2003                                                     309,140
          2004                                                     224,424
          2005                                                     144,621
          Thereafter                                               360,010
                                                            ---------------

                                                            $    1,921,824
                                                            ===============

       Rental expense was $773,324 and $666,765 for the years ended December 31, 2000 and 1999, respectively.

7.     EMPLOYEE BENEFITS

       The Company established the Midwest Wireless Holdings L.L.C. 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $292,508 and $185,909 for the years ended December 31, 2000 and 1999, respectively. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $309,312 and $210,606 for the years ended December 31, 2000 and 1999, respectively.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the Plan) for certain key employees. Effective January 1, 2000, the Plan was amended to clarify certain language and definitions in the Plan. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. In 2000, the Board of Managers issued additional Class A appreciation rights to certain key employees and authorized an additional 9,000 rights for potential new Plan participants. The Company recognized $1,137,500 and $639,458 in compensation expense related to the Plan for the years ended December 31, 2000 and 1999, respectively.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

8.     OPTION PLAN

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan under which options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. During 2000, the Company granted options to purchase 4,092 membership units under this plan at an exercise price of $299.06 per unit. The options granted vest 100% three years after they were granted. At December 31, 2000, there were 42,650 units available for issuance under this plan.

       The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 -----------------------------------------     -------------------------
                                               WEIGHTED
                                                AVERAGE         WEIGHTED                       WEIGHTED
                                               REMAINING         AVERAGE                       AVERAGE
                RANGE OF                      CONTRACTUAL       EXERCISE                       EXERCISE
             EXERCISE PRICES      NUMBER          LIFE            PRICE        NUMBER           PRICE
               $    299.06         4,092         9.58         $    299.06         --                --

       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the period ended December 31, 2000.

       If the Company had elected to recognize compensation expense for options granted using the fair value method in 2000, net income would have been as follows:

       Net income:
          As reported                                        $    14,297,071
          Pro forma                                               14,251,198

       The weighted average fair value of options at the date of grant was $80.71 in 2000.

       The fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Dividend yield                                                     2.07%
       Volatility factor                                                  1.00%
       Risk-free interest rate                                            6.19%
       Expected lives                                                 10 years