Form 10-Q
period 2001-03-31
NEW ULM TELECOM INC
filed 2001-05-14
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended        March 31, 2001
                                           --------------------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

         For the transition period from              to                .
                                       --------------   ---------------


                     Commission File Number          0-3024
                                            -----------------------

                              New Ulm Telecom, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-0440990
        -------------------------              --------------------------
 (State or jurisdiction of incorporation)   (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
 -------------------------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
           -----------------------------------------------------------
                         (Registrant's telephone number)

 Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes        X                     No
                                 ---------------                 --------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
           Common stock, as of the latest practicable date: 1,718,965.
                                                            ----------

                              NEW ULM TELECOM, INC.



                                    CONTENTS



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets                               3-4

         Unaudited Consolidated State Income                                   5

         Unaudited Consolidated Statements of Stockholders' Equity             6

         Unaudited Consolidated Statements of Cash Flows                       7

         Notes to Unaudited Consolidated Financial Statements                  8

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              9-11
             CONDITION AND RESULTS OF OPERATION

PART II.  OTHER INFORMATION                                                   11

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS



                                                   MARCH 31,       DECEMBER 31,
                                                     2001               2000
                                                   -----------    -----------
CURRENT ASSETS:
   Cash                                            $   671,159    $   700,744
   Receivables, Net of Allowance for
     Doubtful Accounts of $329,367 and $377,213      1,144,791      1,493,288
   Inventories                                       1,553,376      1,860,969
   Prepaid Expenses                                     89,631        127,560
                                                   -----------    -----------
     Total Current Assets                            3,458,957      4,182,561
                                                   -----------    -----------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired           3,304,236      3,332,681
   Notes Receivable, Less Current Portion
     of $4,453 and $4,721                              956,919        981,483
   Cellular Investments                              5,981,815      5,721,718
   Other                                             1,025,055        982,910
                                                   -----------    -----------
     Total Investments and Other Assets             11,268,025     11,018,792
                                                   -----------    -----------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                         38,552,835     37,355,385
   Other Property & Equipment                        1,971,772      1,920,514
   Cable Television Plant                            1,228,988      1,147,862
                                                   -----------    -----------
     Total                                          41,753,595     40,423,761
   Less Accumulated Depreciation                    21,348,661     20,666,826
                                                   -----------    -----------
     Net Property, Plant & Equipment                20,404,934     19,756,935
                                                   -----------    -----------

TOTAL ASSETS                                       $35,131,916    $34,958,288
                                                   ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                MARCH 31,     DECEMBER 31,
                                                                  2001            2000
                                                               -----------    -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                           $ 1,116,666    $   866,666
   Accounts Payable                                                861,495      1,285,007
   Accrued Income Taxes                                            173,975         40,424
   Other Accrued Taxes                                              43,057         63,589
   Other Accrued Liabilities                                       381,513        452,673
                                                               -----------    -----------
      Total Current Liabilities                                  2,576,706      2,708,359
                                                               -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                             9,549,000      8,990,667
                                                               -----------    -----------

DEFERRED CREDITS:
   Income Taxes                                                  1,478,964      1,478,964
   Investment Tax Credits                                           12,908         13,794
                                                               -----------    -----------
      Total Deferred Credits                                     1,491,872      1,492,758
                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,718,965 and 1,731,955 Shares Issued and
      Outstanding                                                8,594,825      8,659,775
   Retained Earnings                                            12,919,513     13,106,729
                                                               -----------    -----------
      Total Stockholders' Equity                                21,514,338     21,766,504
                                                               -----------    -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                     $35,131,916    $34,958,288
                                                               ===========    ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                           FOR THREE MONTHS ENDED
                                                 MARCH 31,
                                            2000            2000
                                        -----------     -----------
OPERATING REVENUES:
   Local Network                        $   759,386     $   696,290
   Network Access                         1,508,938       1,318,067
   Billing and Collection                   102,904         101,714
   Miscellaneous                            113,282         148,538
   Nonregulated                             740,655         659,179
                                        -----------     -----------
      Total Operating Revenues            3,225,165       2,923,788
                                        -----------     -----------

OPERATING EXPENSES:
   Plant Operations                         453,624         374,707
   Depreciation                             681,399         552,562
   Amortization                              28,456          28,456
   Customer                                 243,341         199,751
   General and Administrative               420,411         415,964
   Other Operating Expenses                 503,153         392,445
                                        -----------     -----------
      Total Operating Expenses            2,330,384       1,963,885
                                        -----------     -----------

OPERATING INCOME                            894,781         959,903
                                        -----------     -----------

OTHER (EXPENSES) INCOME:
   Interest Expense                        (173,752)        (52,858)
   Interest Income                           14,606          25,507
   Cellular Investment Income               346,909         415,785
   Other Investment Income (Expense)         43,088         (13,847)
                                        -----------     -----------
      Total Other Income, Net               230,851         374,587
                                        -----------     -----------

INCOME BEFORE INCOME TAXES                1,125,632       1,334,490

INCOME TAXES                                471,265         552,129
                                        -----------     -----------

NET INCOME                              $   654,367     $   782,361
                                        ===========     ===========

NET INCOME PER SHARE - NOTE 2           $      0.38     $      0.45
                                        ===========     ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                         COMMON STOCK                RETAINED
                                   SHARES           AMOUNT           EARNINGS
                                ------------     ------------     ------------

BALANCE on December 31, 1999       1,732,455     $  8,662,275     $ 11,890,307

Retired Stock                           (500)          (2,500)         (14,250)
Net Income                         2,963,127
Dividends                         (1,732,455)

                                ------------     ------------     ------------
BALANCE on December 31, 2000       1,731,955     $  8,659,775     $ 13,106,729

Retired Stock                        (12,990)         (64,950)        (411,328)
Net Income                           654,367
Dividends                           (430,255)

                                ------------     ------------     ------------
BALANCE on March 31, 2001          1,718,965     $  8,594,825     $ 12,919,513
                                ============     ============     ============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               FOR THREE MONTHS ENDED
                                                                                2001           2000
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $   654,367     $   782,361
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                                       709,855         581,018
            Cellular Investment Income                                         (346,909)       (415,785)
           (Increase) Decrease in:
             Receivables                                                        348,765         386,962
             Inventories                                                        307,593        (306,483)
             Prepaid Expenses                                                    37,929          14,827
           Increase (Decrease) in:
             Accounts Payable                                                  (423,512)       (643,288)
             Accrued Income Taxes                                               133,551         187,125
             Other Accrued Taxes                                                (20,532)        (20,729)
             Other Accrued Liabilities                                          (71,160)        (47,817)
             Deferred Investment Tax Credits                                       (886)           (885)
                                                                            -----------     -----------
               Net Cash Provided by Operating Activities                      1,329,061         517,306
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                             (1,329,410)       (417,104)
   Change in Notes Receivable                                                    24,296           1,052
   Cellular Investments                                                          86,812         235,972
   Change in Temporary Cash Investments                                              --         600,000
   Other, Net                                                                   (42,145)       (220,750)
                                                                            -----------     -----------
               Net Cash Used in Investing Activities                         (1,260,447)        199,170
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                                         (91,667)        (91,668)
   Issuance of Long-Term Debt                                                   900,000              --
   Retired Stock                                                               (476,277)             --
   Dividends Paid                                                              (430,255)       (433,114)
                                                                            -----------     -----------
               Net Cash Used in Financing Activities                            (98,199)       (524,782)
                                                                            -----------     -----------


NET INCREASE (DECREASE) IN CASH                                                 (29,585)        191,694

CASH
   At Beginning of Period                                                       700,744       1,533,044
                                                                            -----------     -----------

CASH
   At End of Period                                                         $   671,159     $ 1,724,738
                                                                            ===========     ===========


The accompanying notes are an integral part of the financial statements

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the period ending March 31, 2001 are not necessarily indicative of the operating results of the entire year.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                               2001                   2000
                                               ----                   ----
             Interest                      $174,652                $53,352
             Income taxes                  $338,600               $230,000

NOTE 4 - UNSECURED TEN-YEAR REDUCING REVOLVING CREDIT FACILITY

In fiscal 2000, the Company entered into a $10 million unsecured ten-year reducing revolving credit facility maturing in 2010. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At March 31, 2001, there was $7,824,000 of direct borrowings outstanding under this facility at an interest rate of 6.27%.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 2000

Total operating revenues increased 10.3% or $301,377. Local network revenues increased 9.1% or $$63,096. This revenue increase is attributable to growth in the number access lines due to increased development within the Company's service areas and a rate increase, which took effect February 1, 2001. This growth is seen in both the residential and business sectors of the Company's service areas and is caused by the demand for advanced telephone services, most notably in broadband services. Network access revenues increased 14.5% or $190,871. This increase is predominately the result of the investment the Company has made in its broadband infrastructure in New Ulm, MN, which has resulted in higher cost settlements for the Company. Billing and collection revenues increased $1,190 or 1.2% as a result of increased billing associated with higher calling volume for New Ulm Long Distance, Inc. A $35,256 decrease in Miscellaneous revenues is due to timing differences that existed at March 31, 2000. The growth of nonregulated revenues continues to be strong. The $81,476 or 12.4% increase in revenues is the result of demand for internet services, video services, call management services, and the continued demand of technical communications solutions for residential and business customers. Our nonregulated revenues are expected to show continued growth as the Company continues to capture the customers' demands through increased marketing efforts, using information from customer surveys and focus groups, and a calling program which focuses on a one-to-one relationship with customers.

Total operating expenses increased by $366,499 or 18.7%. Plant operations increased by $78,917 or 21.1% due to increased labor costs and higher maintenance expenses on telephone plant associated with the Company's initiative to bring broadband services to the community of New Ulm, MN. Depreciation increased by $128,837 or 23.3%, which is directly related to the increase in property, plant and equipment associated with the Company's efforts that brought state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. These plant upgrades have brought fiber optics to every neighborhood within the city limits of New Ulm, MN. This platform allows the Company to offer telephony, high bandwidth connections and a variety of video services on the same infrastructure. Customer expenses increased $43,590 or 21.8%. This increase is a reflection of the Company's commitment to its objective of achieving 100% customer satisfaction by making the customer our top priority, deserving our best service, attitude and consideration. To achieve this objective, the Company has implemented marketing programs, customer surveys and focus groups, a calling program to enhance customer relations, and specialized training for customer service personnel. The marketplace is continuing to evolve and our subscribers are becoming more technically savvy which places demands on our customer relations personnel to provide our subscribers with solutions to their unique telecommunication needs. General and Administrative expenses increased $4,447 or 1.1%. This is due to the Company's continued search for investment opportunities to provide our shareholders with the growth they anticipate in a competitive marketplace. Other operating expenses increased $110,708 or 28.2%. This increase is associated with the Company's sale of video services to the community of New Ulm, MN.

Operating income decreased 65,122 or 6.8%. The Company places considerable emphasis on customer service and its commitment to provide broadband services. The Company is positioning itself to be the communications provider of choice in all of the communities it serves. This commitment is realized through additional staffing in the customer support and technical areas, the addition of broadband infrastructure, and a considerable investment in education. The Company's goals are to create an environment of knowledgeable personnel that are capable of solving all of the customers' communications needs and desires at all levels of the organization. This commitment will be realized in an environment that recognizes and expects the employees to achieve excellence in all facets of their jobs, encouraging innovations and empowering employees to make the right decisions.

Interest expense increased by $120,894 as a result of additional borrowings associated with significant capital expenditures in 2000. Interest income decreased by $10,901 reflecting fewer funds available for investment. Cellular partnership income decreased $68,876 or 16.6%. The $56,935 increase in income from other investments consists of the expected income from an investment in Fibercom, Inc., a competitive local exchange service in Iowa, for 2001 and the recording of income from K-1's for 2000 for investments held by the Company.

Net income decreased by $127,994 or 16.4%.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company had a decrease in cash of $29,585 for the quarter resulting in a balance of $671,159 as of March 31, 2001. The Company's investing activity is primarily derived from the additions to property, plant and equipment. These additions were associated with the equipment needed to provide VDSL. Net cash used in Financing Activities was $98,199. Principal payments and Dividend payments accounted for usage of $521,922. The purchase and retirement of stock by the Company accounted for $476,277 of the usage. Included in the financing activities is $900,000 of borrowing from the Company's Term loan with CoBank.

Working Capital decreased $341,951 from December 31, 2000. This decrease is the result of a $307,593 decrease in inventory, which largely consisted of equipment installed to provide broadband services. Notes Receivable includes $700,000 from Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 6.09% at December 31, 2000. The original note, which became due on January 1, 2001, was renewed. The new note is a 5-year note, secured by New Ulm Telecom, Inc. common stock with an annual interest rate of 6.09%. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.

The Company operates in a capital-intensive industry. To meet the demands of the industry the Company continues to make investments in state-of-the-art technology to offer subscribers state of the art technological solutions to their communication needs. Capital expenditures for 2001 are expected to be $4 million.


PART II. OTHER INFORMATION

Items 1-6.  Not Applicable






                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated:  April 30, 2001                           By    /s/ James P. Jensen
                                                       -------------------------
                                                       James P. Jensen, Chairman


Dated:  April 30, 2001                           By    /s/ Bill Otis
                                                       -------------------------
                                                       Bill Otis, President