Form 10-Q
period 2001-06-30
NEW ULM TELECOM INC
filed 2001-08-10
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from __________ to __________.


                          Commission File Number 0-3024
                                                 ------

                              New Ulm Telecom, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                 41-0440990
       --------------------------                --------------------------
(State or jurisdiction of incorporation)    (IRS Employer Identification Number)

                  400 2nd Street North, New Ulm, MN 56073-0697
       ------------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
              ----------------------------------------------------
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_     No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
           Common stock, as of the latest practicable date: 1,705,195.
                                                            ---------

                              NEW ULM TELECOM, INC.



                                    CONTENTS



                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

   Unaudited Consolidated Balance Sheets                               3-4

   Unaudited Consolidated Statements of Income                         5

   Unaudited Consolidated Statements of Stockholders' Equity           6

   Unaudited Consolidated Statements of Cash Flows                     7

   Notes to Unaudited Consolidated Financial Statements                8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                            9-12

PART II. OTHER INFORMATION                                             12

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   JUNE 30,      DECEMBER 31,
                                                     2001            2000
                                                 ------------    ------------
CURRENT ASSETS:
   Cash                                          $    639,126    $    700,744
   Receivables, Net of Allowance for
     Doubtful Accounts of $48,000 and $34,000       1,270,264       1,493,288
   Inventories                                      1,370,835       1,860,969
   Prepaid Expenses                                    64,481         127,560
                                                 ------------    ------------
     Total Current Assets                           3,344,706       4,182,561
                                                 ------------    ------------
INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired          3,306,407       3,332,681
   Notes Receivable, Less Current Portion
     of $4,665 and $4,453                             955,656         981,483
   Cellular Investments                             6,380,456       5,721,718
   Other                                            1,029,504         982,910
                                                 ------------    ------------
     Total Investments and Other Assets            11,672,023      11,018,792
                                                 ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                        39,929,401      37,355,385
   Other Property & Equipment                       2,000,246       1,920,514
   Cable Television Plant                           1,329,740       1,147,862
                                                 ------------    ------------
     Total                                         43,259,387      40,423,761
   Less Accumulated Depreciation                   22,028,945      20,666,826
                                                 ------------    ------------
     Net Property, Plant & Equipment               21,230,442      19,756,935
                                                 ------------    ------------

TOTAL ASSETS                                     $ 36,247,171    $ 34,958,288
                                                 ============    ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2001

                UNAUDITED CONSOLIDATED BALANCE SHEETS(CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                               ------------    ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                           $  1,366,666    $    866,666
   Accounts Payable                                                 877,053       1,285,007
   Accrued Income Taxes                                              92,448          40,424
   Other Accrued Taxes                                               47,798          63,589
   Other Accrued Liabilities                                        400,501         452,673
                                                               ------------    ------------
      Total Current Liabilities                                   2,784,466       2,708,359
                                                               ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION                             10,633,334       8,990,667
                                                               ------------    ------------
DEFERRED CREDITS:
   Income Taxes                                                   1,478,964       1,478,964
   Investment Tax Credits                                            12,022          13,794
                                                               ------------    ------------
      Total Deferred Credits                                      1,490,986       1,492,758
                                                               ------------    ------------
STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,705,195 and 1,731,955 Shares Issued and
      Outstanding                                                 8,525,975       8,659,775
   Retained Earnings                                             12,812,410      13,106,729
                                                               ------------    ------------
      Total Stockholders' Equity                                 21,338,385      21,766,504
                                                               ------------    ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                     $ 36,247,171    $ 34,958,288
                                                               ============    ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                                2001            2000            2001            2000
                                            -----------     -----------     -----------     -----------
OPERATING REVENUES:
   Local Network                            $   795,507     $   704,534     $ 1,554,893     $ 1,400,824
   Network Access                             1,507,473       1,505,698       3,016,411       2,823,765
   Billing and Collection                       112,874         121,333         215,778         223,047
   Miscellaneous                                112,591          85,489         225,873         234,027
   Nonregulated                                 802,075         738,819       1,542,730       1,397,998
                                            -----------     -----------     -----------     -----------
      Total Operating Revenues                3,330,520       3,155,873       6,555,685       6,079,661
                                            -----------     -----------     -----------     -----------
OPERATING EXPENSES:
   Plant Operations                             454,405         426,743         908,029         801,450
   Depreciation                                 681,401         551,822       1,362,800       1,104,384
   Amortization                                  28,456          28,456          56,912          56,912
   Customer Operations                          153,777         205,524         397,118         405,275
   General and Administrative                   492,880         439,898         913,291         855,862
   Other Operating Expenses                     647,839         452,062       1,150,992         844,507
                                            -----------     -----------     -----------     -----------
      Total Operating Expenses                2,458,758       2,104,505       4,789,142       4,068,390
                                            -----------     -----------     -----------     -----------

OPERATING INCOME                                871,762       1,051,368       1,766,543       2,011,271
                                            -----------     -----------     -----------     -----------
OTHER (EXPENSES) INCOME:
   Interest Expense                            (169,153)        (66,900)       (342,905)       (119,758)
   Interest Income                                9,421          11,206          24,027          36,713
   Cellular Partnership Income                  576,212         188,746         923,121         604,531
   Other Investment Income (Expense)              6,249           3,270          49,337         (10,577)
                                            -----------     -----------     -----------     -----------
      Total Other (Expenses) Income, Net        422,729         136,322         653,580         510,909
                                            -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                    1,294,491       1,187,690       2,420,123       2,522,180

INCOME TAXES                                    539,588         499,922       1,010,853       1,052,051
                                            -----------     -----------     -----------     -----------

NET INCOME                                  $   754,903     $   687,768     $ 1,409,270     $ 1,470,129
                                            ===========     ===========     ===========     ===========

NET INCOME PER SHARE - NOTE 2               $      0.44     $      0.40     $      0.83     $      0.85
                                            ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
         YEAR ENDED DECEMBER 31, 2000 AND SIX MONTHS ENDED JUNE 30, 2001

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock               Retained
                                   Shares           Amount          Earnings
                                ------------     ------------     ------------
BALANCE on December 31, 1999       1,732,455     $  8,662,275     $ 11,890,307

Retired Stock                           (500)          (2,500)         (14,250)
Net Income                                                           2,963,127
Dividends                                                           (1,732,455)

                                ------------     ------------     ------------
BALANCE on December 31, 2000       1,731,955     $  8,659,775     $ 13,106,729

Retired Stock                        (26,760)        (133,800)        (846,778)
Net Income                                                           1,409,270
Dividends                                                             (856,811)

                                ------------     ------------     ------------
BALANCE on June 30, 2001           1,705,195     $  8,525,975     $ 12,812,410
                                ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE SIX MONTHS ENDED
                                                                2001             2000
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $  1,409,270     $  1,470,129
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                      1,419,712        1,161,296
            Cellular Investment Income                          (923,121)        (604,531)
            Distributions from Cellular Investments              264,383          263,594
           (Increase) Decrease in:
             Receivables                                         223,236          283,490
             Inventories                                         490,134           70,310
             Prepaid Expenses                                     63,079           37,621
           Increase (Decrease) in:
             Accounts Payable                                   (407,954)         (13,570)
             Accrued Income Taxes                                 52,024         (281,068)
             Other Accrued Taxes                                 (15,791)          (9,231)
             Other Accrued Liabilities                           (52,172)         (18,206)
             Deferred Investment Tax Credits                      (1,772)          (1,771)
                                                            ------------     ------------
               Net Cash Provided by Operating Activities       2,521,028        2,358,063
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net              (2,866,946)      (2,223,942)
   Increase in M & S                                                   0       (2,490,205)
   Change in Notes Receivable                                     25,615            2,073
   Change in Temporary Cash Investments                                0          600,000
   Other, Net                                                    (46,594)        (718,870)
                                                            ------------     ------------
               Net Cash Used in Investing Activities          (2,887,925)      (4,830,944)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                         (183,333)        (183,334)
   Issuance of Long-Term Debt                                  2,326,000        3,040,000
   Retired Stock                                                (980,577)               0
   Dividends Paid                                               (856,811)        (866,228)
                                                            ------------     ------------
               Net Cash Provided By Financing Activities         305,279        1,990,438
                                                            ------------     ------------

NET DECREASE IN CASH                                             (61,618)        (482,443)

CASH
   AT BEGINNING OF PERIOD                                        700,744        1,533,044
                                                            ------------     ------------
CASH
   AT END OF PERIOD                                         $    639,126     $  1,050,601
                                                            ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the six months ended June 30, 2001 and 2000.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the period ending June 30, 2001 are not necessarily indicative of the operating results of the entire year.


NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                      2001             2000
                                      ----             ----
             Interest             $348,943         $110,323
             Income taxes         $960,600       $1,199,000


NOTE 4 - UNSECURED TEN-YEAR REDUCING REVOLVING CREDIT FACILITY

In fiscal 2000, the Company entered into a $10 million unsecured ten-year reducing revolving credit facility maturing in 2010. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2001, there was $9,250,000 of direct borrowings outstanding under this facility at an interest rate of 5.14%.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

                   SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 30, 2000

Total operating revenues increased 7.8% or $476,024. Local network revenues increased 11% or $154,069. This revenue increase is attributable to growth in the number of access lines due to increased development within the Company's service areas and a rate increase, which took effect February 1, 2001. Network access revenues increased 6.8% or $192,646. This increase is predominately the result of the investment the Company has made in its broadband infrastructure in New Ulm, MN, which has resulted in higher cost settlements for the Company. Also attributing to this revenue growth is the increased demand for broadband services. Billing and collection revenues decreased $7,269 or 3.2% as a result of Interexchange Carriers (IXC's) taking back the billing and collection function. Nonregulated revenues continue to show strong growth. The $144,732 or 10.4% increase in revenues is the result of demand for Internet services, video services, call management services, and the continued demand of technical communications solutions for residential and business customers. Our nonregulated revenues are expected to show continued growth as the Company continues to capture the customers' demands through increased marketing efforts, using information from customer surveys and focus groups, and a calling program which focuses on a one-to-one relationship with customers.

Total operating expenses increased by $720,752 or 17.7%. Plant operations increased by $106,579 or 13.3% due to increased labor costs and higher maintenance expenses on telephone plant associated with the Company's initiative to bring broadband services to the community of New Ulm, MN. Depreciation increased by $258,416 or 23.4%, which is directly related to the increase in property, plant and equipment associated with the Company's efforts that brought state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. These plant upgrades have brought fiber optics to every neighborhood within the city limits of New Ulm, MN. This platform allows the Company to offer telephony, high bandwidth connections and a variety of video services on the same infrastructure. Customer expenses have remained fairly consistent showing only a small decrease of $8,157 or 2.0%. The level of customer expenses that the Company maintains is a reflection of the Company's commitment to its objective of achieving 100% customer satisfaction by making the customer our top priority, deserving our best service, attitude and consideration. To achieve this objective, the Company has implemented marketing programs, customer surveys and focus groups, a calling program to enhance customer relations, and specialized training for customer service personnel. The marketplace is continuing to evolve and our subscribers are becoming more technically savvy, which places demands on our customer relations personnel to provide our subscribers with solutions to their unique telecommunication needs. General and Administrative expenses increased $57,429 or 6.7%. This is due to the Company's continued search for investment opportunities to provide our shareholders with the growth they anticipate in a competitive marketplace. Other operating expenses increased $306,485 or 36.3%. This increase is associated with the Company's sale of video services to the community of New Ulm, MN.

Operating income decreased $244,728 or 12.2%. The Company places considerable emphasis on customer service and its commitment to provide broadband services. The Company is positioning itself to be the communications provider of choice in all of the communities it serves. This commitment is realized through additional staffing in the customer support and technical areas, the addition of broadband infrastructure, and a considerable investment in education. The Company's goals are to create an environment of knowledgeable personnel that are capable of solving all of the customers' communications needs and desires at all levels of the organization. This commitment will be realized in an environment that recognizes and expects the employees to achieve excellence in all facets of their jobs, encouraging innovations and empowering employees to make the right decisions.

Interest expense increased by $223,147 as a result of additional borrowings associated with significant capital expenditures in 2000. Interest income decreased by $12,686 reflecting fewer funds available for investment. Cellular partnership income increased $318,590 or 52.7%. The $59,914 increase in income from other investments consists of the expected income from an investment in Fibercom, Inc., a competitive local exchange service in Iowa, for 2001 and the recording of income from K-1's for 2000 for investments held by the Company.

Net income decreased by $60,859 or 4.1%.

                   THREE MONTHS ENDED JUNE 30,2001 COMPARED TO
                      THE THREE MONTHS ENDED JUNE 30, 2000

The increase in total operating revenues was $174,647 or 5.5%. Local network revenues saw an increase of $90,973 or 12.9% due to continued growth in the demand of advanced telephone services and a rate increase, which took effect February 1, 2001. Network Access remained flat with an increased $1,775 or 0.1%. Billing and Collection revenues decreased by $8,459 or 7.0% due to the IXC's taking back the billing and collection function. Miscellaneous revenue was $27,102 higher in 2001 than the same period in 2000 due to timing differences. Nonregulated revenue showed a $63,256 or 8.6% growth in the second quarter of 2001. This increase of $63,256 is attributed to the success of the rollout of our video services in New Ulm, MN in 2001, and our continued success with the marketing and selling of our Internet services, our increased market share of our long distance service, and the growth in activations of cellular services initiated through our office.

Total operating expenses increased by $354,253 or 16.8%. Plant operations increased $27,662 or 6.5%. This increase reflects the rise in labor costs and higher maintenance expenses on telephone plant. This increase is associated with the Company's initiative in bringing state of the art, very high-speed digital subscriber line (VDSL) technology to the our customers. Depreciation increased by $129,579 or 23.5%, resulting from the increase in property, plant and equipment associated with bringing state of the art technology to the communities served by the

Company. Customer operations decreased $51,747 or 25.2%. This decrease is reflective of the use of customer service personnel to perform sales and consulting services for products and services that are nonregulated and accounted for under Other Operating Expenses. The wide-ranging skills of our customer service personnel allow the Company meet its commitment to provide superior customer service to our customers as they become increasingly technically savvy and as they expect an expanding array of services to meet their telecommunications needs. General and Administrative expenses increased $52,982 or 12.0%. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Other operating expenses increased $195,777 or 43.3% reflecting the cost of rolling our video services to the community of New Ulm, MN, and the use of aggressive marketing so that the Company can successfully compete in a changing marketplace.

Interest expense increased by $102,253 due to an increase in long-term debt outstanding. Interest income decreased by $1,785 reflecting fewer funds available for investment. The investment in Midwest Wireless showed an increase in income of $387,466. This tremendous growth resulted from growth opportunities Midwest Wireless took advantage of in 2000. The $2,979 increase in income from other investment income consists of the expected income from an investment in Fibercom, Inc., a competitive local exchange service in Iowa, for 2001.

Net income increased by 67,135 or 9.8%.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company had a decrease in cash of $61,618 for the six months ended resulting in a balance of $639,126 as of June 30, 2001. The Company's investing activity is primarily derived from the additions to property, plant and equipment. These additions were associated with the equipment needed to provide VDSL. Net cash from Financing Activities was $305,279. Principal payments and Dividend payments accounted for usage of $1,040,144. The purchase and retirement of stock by the Company accounted for $980,577 of usage. Included in the financing activities is $2,326,000 of borrowing from the Company's Revolving Term loan with CoBank.

Working Capital decreased $913,962 from December 31, 2000. This decrease is the result of a $490,134 decrease in inventory, which largely consisted of equipment installed to provide broadband services, a decrease in receivables of $223,024, and a $63,079 decrease in the Company's prepaid expenses. Notes receivable includes $700,000 due from the General Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 6.09% at December 31, 2000. The original note, which became due on January 1, 2001, was renewed. The new note is a 5-year note, secured by New Ulm Telecom, Inc. common stock with an annual interest rate of 6.09%. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.

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


PART II. OTHER INFORMATION

Items 1-3. Not Applicable

Item 4. Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of the registrants was held May 3, 2001 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,718,965 of which 1,096,052 were present either in person or by proxy. Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR             FOR           AGAINST       ABSTAIN

James Jensen         1,085,280                   16,183
Perry Meyer          1,076,948                   13,445

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

              2002 Annual Meeting       2003 Annual Meeting

              Robert Ranweiler          Mary Ellen Domeier
              Mark Retzlaff             Rosemary Dittrich
              Duane Lambrecht           Gary Nelson

The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 2001, by a vote of 1,085,149 for, 2,800 against, and 8,249 abstained.

Items 5-6. Not Applicable

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated: July 31, 2001                  By /s/ James P. Jensen
                                         -----------------------------------
                                         James P. Jensen, Chairman


Dated: July 31, 2001                  By /s/ Bill Otis
                                         -----------------------------------
                                         Bill Otis, President