Form 10-Q
period 2001-09-30
NEW ULM TELECOM INC
filed 2001-11-13
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                               ------------------

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

                  400 2nd Street North, New Ulm, MN 56073-0697
        ----------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (507) 354-4111
             ------------------------------------------------------
                         (Registrant's telephone number)

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

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     UNAUDITED CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2001             2000
                                                           ------------     ------------
CURRENT ASSETS:
   Cash                                                    $    538,670     $    700,744
   Receivables, Net of Allowance for
     Doubtful Accounts of $49,386 and $34,000                 1,346,106        1,493,288
   Inventories                                                1,515,277        1,860,969
   Prepaid Expenses                                              49,593          127,560
                                                           ------------     ------------
     Total Current Assets                                     3,449,646        4,182,561
                                                           ------------     ------------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired                    3,277,451        3,332,681
   Notes Receivable, Less Current Portion
     of $4,808 and $4,453                                       954,414          981,483
   Cellular Investments                                       6,402,933        5,721,718
   Other                                                      1,116,795          982,910
                                                           ------------     ------------
     Total Investments and Other Assets                      11,751,593       11,018,792
                                                           ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                                  41,334,284       37,355,385
   Other Property & Equipment                                 2,001,516        1,920,514
   Cable Television Plant                                     1,325,140        1,147,862
                                                           ------------     ------------
     Total                                                   44,660,940       40,423,761
   Less Accumulated Depreciation                             22,629,041       20,666,826
                                                           ------------     ------------
     Net Property, Plant & Equipment                         22,031,899       19,756,935
                                                           ------------     ------------

TOTAL ASSETS                                               $ 37,233,138     $ 34,958,288
                                                           ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2001

                UNAUDITED CONSOLIDATED BALANCE SHEETS(CONTINUED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2001             2000
                                                                ------------     ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                            $  2,500,666     $    866,666
   Accounts Payable                                                  856,563        1,285,007
   Accrued Income Taxes                                               87,054           40,424
   Other Accrued Taxes                                                51,025           63,589
   Other Accrued Liabilities                                         424,720          452,673
                                                                ------------     ------------
      Total Current Liabilities                                    3,920,028        2,708,359
                                                                ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                              10,291,666        8,990,667
                                                                ------------     ------------

DEFERRED CREDITS:
   Income Taxes                                                    1,478,964        1,478,964
   Investment Tax Credits                                             11,137           13,794
                                                                ------------     ------------
      Total Deferred Credits                                       1,490,101        1,492,758
                                                                ------------     ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 6,400,000 Shares
      Authorized, 1,705,195 and 1,731,955 Shares Issued and
      Outstanding                                                  8,525,975        8,659,775
   Retained Earnings                                              13,005,368       13,106,729
                                                                ------------     ------------
      Total Stockholders' Equity                                  21,531,343       21,766,504
                                                                ------------     ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                      $ 37,233,138     $ 34,958,288
                                                                ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                               FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                  2001             2000              2001              2000
                                             ------------      ------------      ------------      ------------
OPERATING REVENUES:
   Local Network                             $    775,210      $    712,395      $  2,330,103      $  2,113,219
   Network Access                               1,437,309         1,407,610         4,453,720         4,231,375
   Billing and Collection                          90,655           117,584           306,433           340,631
   Miscellaneous                                  111,981           104,769           337,854           338,796
   Nonregulated                                   819,586           757,228         2,362,316         2,155,226
                                             ------------      ------------      ------------      ------------
      Total Operating Revenues                  3,234,741         3,099,586         9,790,426         9,179,247
                                             ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Plant Operations                               437,212           486,283         1,345,241         1,287,733
   Depreciation                                   682,919           551,821         2,045,719         1,656,205
   Amortization                                    29,139            28,456            86,051            85,368
   Customer Operations                            182,357           232,136           579,475           637,411
   General and Administrative                     449,900           383,863         1,363,191         1,239,725
   Other Operating Expenses                       485,156           465,077         1,636,148         1,309,584
                                             ------------      ------------      ------------      ------------
      Total Operating Expenses                  2,266,683         2,147,636         7,055,825         6,216,026
                                             ------------      ------------      ------------      ------------

OPERATING INCOME                                  968,058           951,950         2,734,601         2,963,221
                                             ------------      ------------      ------------      ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                              (172,742)         (129,306)         (515,647)         (249,064)
   Interest Income                                  8,539             9,102            32,566            45,815
   Cellular Partnership Income                    200,047           328,910         1,123,168           933,441
   Other Investment Income (Expense)               62,982             4,570           112,319            (6,007)
                                             ------------      ------------      ------------      ------------
      Total Other (Expenses) Income, Net           98,826           213,276           752,406           724,185
                                             ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                      1,066,884         1,165,226         3,487,007         3,687,406

INCOME TAXES                                      447,627           487,242         1,458,480         1,539,293
                                             ------------      ------------      ------------      ------------

NET INCOME                                   $    619,257      $    677,984      $  2,028,527      $  2,148,113
                                             ============      ============      ============      ============

BASIC NET INCOME
PER SHARE - NOTE 2                           $       0.36      $       0.39      $       1.19      $       1.24
                                             ============      ============      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
      YEAR ENDED DECEMBER 31, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 2001


            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     COMMON STOCK                 RETAINED
                                               SHARES            AMOUNT           EARNINGS
                                            ------------      ------------      ------------
BALANCE on December 31, 1999                   1,732,455      $  8,662,275      $ 11,890,307

Retired Stock                                       (500)           (2,500)          (14,250)
Net Income                                                                         2,963,127
Dividends                                                                         (1,732,455)

                                            ------------      ------------      ------------
BALANCE on December 31, 2000                   1,731,955      $  8,659,775      $ 13,106,729

Retired Stock                                    (26,760)         (133,800)         (846,778)
Net Income                                                                         2,028,527
Dividends                                                                         (1,283,110)

                                            ------------      ------------      ------------
BALANCE on September 30, 2001                  1,705,195      $  8,525,975      $ 13,005,368
                                            ============      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE NINE MONTHS ENDED
                                                                 2001              2000
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $  2,028,527      $  2,148,113
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                       2,131,770         1,741,573
            Cellular Investment Income                         (1,123,168)         (933,441)
            Distributions from Cellular Investments               441,953           444,322
           (Increase) Decrease in:
             Receivables                                          147,537           199,913
             Inventories                                          345,692           (29,544)
             Prepaid Expenses                                      77,967            16,847
           Increase (Decrease) in:
             Accounts Payable                                    (428,444)         (315,897)
             Accrued Income Taxes                                  46,630          (157,708)
             Other Accrued Taxes                                  (12,564)           (9,542)
             Other Accrued Liabilities                            (27,953)           21,957
             Deferred Investment Tax Credits                       (2,657)           (2,657)
                                                             ------------      ------------
               Net Cash Provided by Operating Activities        3,625,290         3,123,936
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net               (4,351,505)       (4,711,173)
   Increase in M & S                                                    0        (2,827,877)
   Change in Notes Receivable                                      26,714             2,979
   Change in Temporary Cash Investments                                 0           600,000
   Other, Net                                                    (133,885)         (833,010)
                                                             ------------      ------------
               Net Cash Used in Investing Activities           (4,458,676)       (7,769,081)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                          (525,001)         (275,000)
   Issuance of Long-Term Debt                                   3,460,000         5,124,000
   Retired Stock                                                 (980,577)                0
   Dividends Paid                                              (1,283,110)       (1,299,341)
                                                             ------------      ------------
               Net Cash Provided By Financing Activities          671,312         3,549,659
                                                             ------------      ------------


NET DECREASE IN CASH                                             (162,074)       (1,095,486)

CASH
   AT BEGINNING OF PERIOD                                         700,744         1,533,044
                                                             ------------      ------------

CASH
   AT END OF PERIOD                                          $    538,670      $    437,558
                                                             ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the nine months ended September 30, 2001 and 2000.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the period ending September 30, 2001 are not necessarily indicative of the operating results of the entire year.


NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share for 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                     2001             2000
                                     ----             ----
             Interest            $525,171         $221,488
             Income taxes      $1,414,507       $1,563,768


NOTE 4 - UNSECURED TEN-YEAR REDUCING REVOLVING CREDIT FACILITY

In fiscal 2000, the Company entered into a $10 million unsecured ten-year reducing revolving credit facility maturing in 2010. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At September 30, 2001, there was $9,000,000 of direct borrowings outstanding under this facility at an interest rate of 4.16%.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total operating revenues increased 6.7% or $611,179. Local network revenues increased 10.3% or $216,884. This revenue increase is attributable to a rate increase, which took effect February 1, 2001. Network access revenues increased 5.3% or $222,345. This increase is predominately the result of the investment the Company has made in its broadband infrastructure in New Ulm, MN, which has resulted in higher cost settlements for the Company. Also attributing to this revenue growth is the increased demand for broadband services. Billing and collection revenues decreased $34,198 or 10% as a result of Interexchange Carriers (IXC's) taking back the billing and collection function. Nonregulated revenues continue to show strong growth. The $207,090 or 9.6% increase in revenues is the result of demand for Internet services, video services, call management services, and the continued demand of technical communications solutions for residential and business customers. Our nonregulated revenues are expected to show continued growth as the Company continues to capture the customers' demands through increased marketing efforts, using information from customer surveys and focus groups, and a calling program which focuses on a one-to-one relationship with customers. The Company also expects these revenues to grow as we extend our broadband and video services to the communities surrounding New Ulm, MN.

Total operating expenses increased by $839,799 or 13.5%. Plant operations increased by $57,508 or 4.5% due to increased labor costs and higher maintenance expenses on telephone plant associated with the Company's initiative to bring broadband services to the community of New Ulm, MN. Depreciation increased by $389,514 or 23.5%, which is directly related to the increase in property, plant and equipment associated with the Company's efforts that brought state of the art very high speed digital subscriber line (VDSL) technology to the community of New Ulm, MN. These plant upgrades have brought fiber optics to every neighborhood within the city limits of New Ulm, MN. This platform allows the Company to offer telephony, high bandwidth connections and a variety of video services on the same infrastructure. Customer expenses decreased by $57,936 or 9.1%. This decrease is reflective of the use of customer service personnel to perform sales and consulting services for products and services that are nonregulated and accounted for under Other Operating Expenses. The wide-ranging skills of our customer service personnel allow the Company to meet its commitment to provide superior customer service to our customers as they become more technically savvy and as they expect an expanding array of services to meet their telecommunications needs. The Company continues to focus on its commitment to its objective of achieving 100% customer satisfaction by making the customer our top priority, deserving our best service, attitude and consideration. To achieve this objective, the Company has implemented marketing programs, customer surveys and focus groups, a calling program to enhance customer relations, and specialized training for customer service personnel. The commitment to provide quality customer service is also evidenced by the care and consideration the Company used in designing new office space. This space was designed with three primary goals:
     1. Provide a customer-focused environment to support our commitment to quality service.
     2. Provide retail display areas to maximize our marketing and sales efforts.
     3.   Provide an efficient workspace to enhance employee productivity.
All customer service functions are now located on the main floor and feature an expanded customer service counter, two customer consultation areas, a "Web Room" for Internet use, a digital video demonstration area, and retail display areas. General and Administrative expenses increased $123,466 or 10%. This is due to the Company's continued search for investment opportunities to provide our shareholders with the growth they anticipate in a competitive marketplace. Other operating expenses increased $326,564 or 24.9%. This increase is associated with the Company's sale of video services to the community of New Ulm, MN and surrounding areas.

Operating income decreased $228,620 or 7.7%. The Company places considerable emphasis on customer service and its commitment to provide broadband services. The Company is positioning itself to be the communications provider of choice in all of the communities it serves. This commitment is realized through additional staffing in the customer support and technical areas, the addition of broadband infrastructure, and a considerable investment in education. The Company's goals are to create an environment of knowledgeable personnel that are capable of solving all of the customers' communications needs and desires at all levels of the organization. This commitment will be realized in an environment that recognizes and expects the employees to achieve excellence in all facets of their jobs, encouraging innovations and empowering employees to make the right decisions.

Interest expense increased by $266,583 or 107.0% as a result of additional borrowings associated with significant capital expenditures in 2000. Interest income decreased by $13,249 or 28.9%reflecting fewer funds available for investment. Cellular partnership income increased $189,727 or 20.3%. The $118,326 increase in income from other investments consists of the expected income from an investment in Fibercom, Inc., a competitive local exchange service in Iowa, for 2001 and the recording of income from K-1's for 2000 for investments held by the Company.

Net income decreased by $119,586 or 5.6%.

                THREE MONTHS ENDED SEPTEMBER 30,2001 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 30,2000

The increase in total operating revenues was $135,155 or 4.4%. Local network revenues saw an increase of $62,815 or 8.8% due to a rate increase, which took effect February 1, 2001. Network Access revenues were slightly higher with an increase of $29,699 or 2.1%. Billing and Collection revenues decreased by $26,929 or 22.9% due to the IXC's taking back the billing and collection function. Miscellaneous revenue was $7,212 higher in 2001 than the same period in 2000 due to timing differences. Nonregulated revenue showed a $62,358 or 8.2% growth in the third quarter of 2001. This increase is attributed to the success of the rollout of our video services in New Ulm, MN in 2001, and our continued success with the marketing and selling of our Internet services, our increased market share of our long distance service, and the growth in activations of cellular services initiated through our office.

Total operating expenses increased by $119,047 or 5.5%. Plant operations decreased $49,071 or 10.1%. This decrease reflects the increased use of technical staff time to install new telephone plant facilities associated with the Company's initiative in bringing state of the art, very high-speed digital subscriber line (VDSL) technology to the our customers. Depreciation increased by $131,098 or 23.8%, resulting from the increase in property, plant and equipment associated with bringing state of the art technology to the communities served by the Company. Customer operations decreased $49,779 or 21.4%. This decrease is reflective of the use of customer service personnel to perform sales and consulting services for products and services that are nonregulated and accounted for under Other Operating Expenses. The wide-ranging skills of our customer service personnel allow the Company meet its commitment to provide superior customer service to our customers as they become increasingly technically savvy and as they expect an expanding array of services to meet their telecommunications needs. General and Administrative expenses increased $66,037 or 17.2%. This increase is attributed to an increase in labor expense and the use of outside consultants to enhance shareholder value and to strengthen corporate performance. Other operating expenses increased $20,079 or 4.3% reflecting the cost of rolling out our video services to the community of New Ulm, MN and surrounding areas, and the use of aggressive marketing so that the Company can successfully compete in a changing marketplace.

Interest expense increased by $43,436 due to an increase in long-term debt outstanding. Interest income decreased by $563 reflecting fewer funds available for investment. The investment in Midwest Wireless showed a decrease in income of $128,863. This reflects the emphasis Midwest Wireless placed on growth and the acquisition of new customers. The $58,412 increase in income from other investment income consists of income from an investment in Fibercom, Inc., a competitive local exchange service in Iowa, for 2001.

Net income increased by 58,727 or 8.7%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company had a decrease in cash of $162,074 for the nine months ended resulting in a balance of $538,670 as of September 30, 2001. The Company's investing activity is primarily derived from the additions to property, plant and equipment. These additions were associated with the equipment needed to provide VDSL. Net cash from Financing Activities was $671,312. Principal payments and Dividend payments accounted for usage of $1,808,111. The purchase and retirement of stock by the Company accounted for $980,577 of usage. Included in the financing activities is $2,326,000 of borrowing from the Company's Revolving Term loan with CoBank and $1,134,000 from a line of credit with RTFC.

Working Capital decreased $1,944,584 from December 31, 2000. This decrease is the result of drawing $1,134,000 from our line of credit with RFTC, a $345,692 decrease in inventory, which largely consisted of equipment installed to provide broadband services, a decrease in receivables of $147,537, and a $77,967 decrease in the Company's prepaid expenses. Notes receivable includes $700,000 due from the General Manager. The note is secured by 51,230 shares of stock in New Ulm Telecom, Inc., had a variable interest rate which was 6.09% at December 31, 2000. The original note, which became due on January 1, 2001, was renewed. The new note is a 5-year note, secured by New Ulm Telecom, Inc. common stock with an annual interest rate of 6.09%. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.

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



Dated: October 31, 2001                 By  /s/ James P. Jensen
                                            ------------------------------------
                                            James P. Jensen, Chairman


Dated: October 31, 2001                 By  /s/ Bill Otis
                                            ------------------------------------
                                            Bill Otis, President