Form 10-K405
period 2001-12-31
NEW ULM TELECOM INC
filed 2002-04-01
CIK 71557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001       Commission File Number: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

Minnesota                                                   41-0440990
-------------------------------                  -------------------------------
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

                               Title of each class
                               -------------------
                          Common Stock, $1.66 par value

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

                5,115,585 Shares Outstanding at January 10, 2002

                       Documents Incorporated By Reference
                       -----------------------------------

Documents:                                                  Form 10-K Reference:
Proxy Statement, Filed                                     Part III, Items 10-13
Within 120 Days

                                     PART I

Item 1.  Business

New Ulm Telecom, Inc. (the Company) was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company's principal line of business is the operation of local exchange telephone companies.

New Ulm Telecom, Inc. is the parent company for five wholly-owned subsidiaries, which are:

               Western Telephone Company
               Peoples Telephone Company
               New Ulm Phonery, Inc.
               New Ulm Cellular #9, Inc.
               New Ulm Long Distance, Inc.

New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company are independent telephone companies which are regulated by the state utilities commissions. None of these companies has experienced a major change in the scope or direction of their operations during the past year. At December 31, 2001, the Company served 17,348 access lines.

New Ulm Phonery, Inc. is a non-regulated telecommunications business which provides INTERNET services and sells and services telephone apparatus on a retail level primarily in the areas served by the three operating telephone companies.

New Ulm Cellular #9, Inc. owns a 7.58% interest in a limited liability company (Midwest Wireless Holdings L.L.C. (MWH) that provides cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin (in 1999, New Ulm Cellular #7, #8, and #10, Inc. were merged into #9).

Peoples Telephone Company owns an interest in a limited liability company that provides competitive local exchange service in northwestern Iowa.

New Ulm Long Distance, Inc. is a non-regulated long distance business which sells long distance service.

The Registrant's operations consist of five segments; three companies (New Ulm Telecom, Inc. (parent), Western Telephone Company and Peoples Telephone Company) provide local exchange telephone service and related access to the long distance network to over 17,000 customers. New Ulm Phonery, Inc. sells telephone equipment and provides INTERNET services. The MWH investment is a separate segment that is recorded on the equity method of accounting.

The Company does not have any collective bargaining agreements with its employees.

New Ulm Telecom, Inc. provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles and the adjacent rural areas. Western Telephone Company provides telephone service in Minnesota to the cities of Springfield, Sanborn and the adjacent rural areas. Peoples Telephone Company provides telephone service to Aurelia, Iowa and the adjacent rural areas. Peoples Telephone Company operates a cable television system in the city of Aurelia, Iowa, serving approximately 370 customers. Western Telephone Company operates two cable television systems in Minnesota (cities of Sanborn and Jeffers) serving approximately 220 customers. New Ulm Telecom, Inc. (parent) operates two cable television systems in Minnesota (in the cities of New Ulm and Courtland), serving approximately 1,300 customers.

New Ulm Telecom, Inc., Western Telephone Company, and Peoples Telephone Company derive their principal revenues from local service charges to their subscribers and access charges to interexchange carriers for providing access to the long distance network. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to subscribers.

                                     PART I

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

The cellular company derives a majority of its revenue from its percentage ownership in MWH. Peoples Telephone Company also has an equity interest in partnerships which provide cellular phone service to two rural service areas in Iowa and a limited liability company which provides service as a competitive local exchange carrier in Iowa (Fibercom, L.C.).

The Registrant and its subsidiaries are not planning to provide any new products or services which would require the investment of a material amount of the assets of the Registrant or its subsidiaries, with the exception of competitive local exchange services in Redwood Falls, Minnesota beginning in 2002.

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

                                     PART I

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company's customers and request access to the Company's local network facilities. The law also permits existing telephone companies to offer telephone service outside their existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The Federal Communications Commission (FCC) and state regulatory agencies are responsible for establishing rule making procedures to implement the law. The rule making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule making procedures are complete and the court issues settled, the Company cannot predict how the new law will affect its business.

The three telephone companies currently do not have competition in the providing of basic local telephone service. Competition does exist in some services provided for interexchange carriers such as customer billing services. The competition comes from the interexchange carriers themselves. The provision of these services is by contract and is primarily controlled by the interexchange carriers. The Company has experienced competition in the providing of access service whereby the local network is bypassed through private line switched voice and data services, microwave, or cellular service. Other services such as directory advertising and local private line transport and cable television service are open to competition. Competition is based primarily on cost, service and experience.

There are a number of companies engaged in the sale of telephone equipment at the retail level competing with New Ulm Phonery, Inc. Several companies also compete with New Ulm Phonery, Inc. in providing INTERNET services. Competition is based primarily on price, service, and experience. No company is dominant in this field.

The Registrant and its subsidiaries do not engage in material research and development activities.

The Registrant and its subsidiaries anticipate no material effects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

As of December 31, 2001, the total full time employees of the Registrant and its subsidiaries was 62. New Ulm Telecom, Inc. employed 55 full time employees, Western Telephone Company had 4 full time employees and Peoples Telephone Company had 3 full time employees. New Ulm Phonery, Inc.'s and New Ulm Long Distance, Inc.'s labor are provided by the employees of New Ulm Telecom, Inc. The cellular subsidiary has no employees.

The Registrant and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations.

Item 2.  Properties

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. New Ulm Telecom, Inc.'s host central office equipment was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm Telecom, Inc. also has remote switching sites in three locations; two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

                                     PART I

Western Telephone Company installed Nortel Networks remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western Telephone Company also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples Telephone Company's central office equipment was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. The Company leases most switching facilities from Fibercom, LLC.

The Company owns various buildings and related land as follows:

          (1) New Ulm Telecom, Inc. owns a building which is located at 400 Second Street North, New Ulm, Minnesota. It was originally constructed in 1918 with various additions and remodeling through the years. This building contains business offices and central office equipment. The building also has warehouse and garage space. This building contains approximately 23,700 square feet of floor space.

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

          (4) New Ulm Telecom, Inc. owns a tower and land located north/northwest of the city of New Ulm along Highway 14 in Nicollet County.

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

New Ulm Phonery, Inc. owns INTERNET equipment and equipment leased to subscribers such as telephone sets and other similarly used instruments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 2001, there were approximately 1,251 holders of record of the Company's common stock.

Dividends

Dividends were declared quarterly in 2001, 2000 and 1999.

Dividends were $.33 in 2001, $.33 in 2000 and $.32 per share in 1999. The dividends per share data has been restated to reflect the three-for-one stock split effective January 10, 2002. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company. See Note 6 to the financial statements for restrictions on the payment of dividends.

                                     PART II

Item 6.  Selected Financial Data

Selected Income Statement Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                        2001                2000                1999               1998                1997
                                 ---------------    ----------------    ---------------    ----------------    ----------------
Operating Revenues               $   13,664,018     $    12,822,162     $    11,757,082     $   10,478,643     $     9,666,727

Operating Expenses                    9,735,843           8,482,594           7,106,612          6,333,981           5,812,800

Operating Income                      3,928,175           4,339,568           4,650,470          4,144,662           3,853,927

Other Income (Expenses)                 810,702             829,696           1,132,540          1,230,569             935,548

Income Taxes                          1,970,639           2,206,137           2,453,587          2,136,011           1,976,220

Net Income                            2,768,238           2,963,127           3,329,423          3,239,220           2,813,255

Basic and Diluted Net Income
   Per Share                                .54                 .57                 .64                .62                 .54

Dividends Per Share                         .33                 .33                 .32                .36                 .33

Selected Balance Sheet Data:

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                        2001                2000                1999               1998                1997
                                 ---------------    ----------------    ---------------    ----------------    ----------------

Current Assets                   $    7,202,902     $     4,182,561     $     4,235,750     $    5,223,431     $     4,411,510

Current Liabilities                   3,010,930           2,708,359           2,013,263          2,332,221           1,325,949

Working Capital                       4,191,972           1,474,202           2,222,487          2,891,210           3,085,561

Total Assets                         42,851,780          34,958,288          27,027,069         26,043,448          23,978,695

Long-Term Debt                       17,566,666           9,857,333           3,300,000          3,666,666           4,033,332

Stockholders' Equity                 21,844,756          21,766,504          20,552,582         18,868,991          17,483,498

Book Value Per Share                       4.27                4.19                3.95               3.63                3.36

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 2001, 2000 and 1999

As described on pages 1 and 2, the Company operates five business segments; the majority of its operations consists of four segments that provide telephone and related ancillary services, and cable television services to numerous communities in Minnesota and Iowa. A fifth segment has a 7.58% interest in MWH and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of this LLC.

                                     PART II

CONSOLIDATED RESULTS OF OPERATIONS

     o 2001 consolidated revenues were $13,664,000, compared with $12,822,000 in 2000, an increase of $842,000 or 6.6%. The New Ulm Telecom, Inc. sector provided $702,000 of the increase with the introduction of new service offerings: digital video and digital subscriber line (DSL). New Ulm Telecom, Inc. invested $8,000,000 in its infrastructure, which allowed it to enhance its local network and offer these new services to its subscribers. All other segments had relatively no change.

     o 2001 consolidated operating expenses were $9,736,000, compared with $8,483,000 in 2000, an increase of $1,253,000 or 14.8%. The New Ulm
          Telecom, Inc. sector provided $1,156,000 of the increase, with $756,000 of the increase attributed to depreciation expense. The remaining $400,000 is associated with additional expenses (programming fees, transport costs, employee costs, advertising) incurred with the introduction of video services offered in the City of New Ulm, Minnesota.

     o 2001 consolidated net income was $2,768,000 compared with $2,963,000 in 2000. The decrease in consolidated net income was $195,000 or 6.6%.

     o 2000 consolidated revenues increased $1,065,000 or 9.1% over 1999. The New Ulm Telecom segment contributed $472,000 of the increase, which can be attributed to network access revenues. This increase can be attributed to the additional investment in the segment's network infrastructure. New Ulm Phonery was responsible for $225,000 of the increase. This increase is due to the continued success of the Company's INTERNET service.

     o 2000 consolidated operating expenses increased $1,376,000 or 19.4% over 1999. The New Ulm Telecom segment was responsible for $846,000 or 61.5% of the increase. This increase can be mostly attributed to the Company's ambitious goal of offering video services (increase to depreciation of $201,000 and plant operations of $303,000) to all subscribers. The segment had plant investments of $8,953,000 during 2000. The Phonery was responsible for $406,000 or 29.5% of the increase. This increase was due to the Company's emphasis on offering high quality INTERNET service.

     o 2000 consolidated net income was $2,963,000 compared with $3,329,000 in 1999. The decrease in net income of $366,000 or 11.0% can be attributed the increased operating expenses and a decrease of $354,000 in the Company's share of equity in earnings of MWH.

                                     PART II

In the Segment operations discussions which follow, specific discussion of year-to-year changes by segment are given. An overall review of the year-to-year changes in Company operations is provided in the following table:

SUMMARY OF OPERATIONS

                                                                    2001                  2000                  1999
                                                           ----------------       ----------------       ---------------
Year Ended December 31:
   Operating Income:
      New Ulm Telecom                                      $     1,193,964        $     1,648,539        $    2,022,997
      Western Telephone                                          1,278,040              1,289,103             1,267,872
      Peoples Telephone                                            490,644                476,003               401,050
      New Ulm Phonery                                              750,750                720,454               900,919
      Other                                                        214,777                205,469                57,632
                                                           ----------------       ----------------       ---------------
        Total                                                    3,928,175              4,339,568             4,650,470
   Other Income                                                  1,483,044              1,247,739             1,359,320
   Interest Expense                                               (672,342)              (418,043)             (226,780)
   Income Taxes                                                 (1,970,639)            (2,206,137)           (2,453,587)
                                                           ----------------       ----------------       ---------------
   Net Income                                              $     2,768,238        $     2,963,127        $    3,329,423
                                                           ================       ================       ===============
   Basic and Diluted Earnings Per Share                    $           .54        $           .57        $          .64
   Weighted Average Shares Outstanding                           5,135,655              5,196,615             5,197,365

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

New Ulm Telecom Operations

New Ulm Telecom revenues represent 56.3% of 2001 consolidated operating revenues. Revenues are primarily earned by providing approximately 13,700 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues have grown 18.0% since 1999.

                                                                    2001                  2000                   1999
                                                            ----------------       ---------------       ----------------
   Operating Revenues:
      Local Network                                         $     2,751,689        $    2,398,257        $     2,289,257
      Network Access                                              3,970,146             3,886,447              3,512,508
      Other                                                         965,956               701,398                712,363
                                                            ----------------       ---------------       ----------------
        Total Operating Revenues                                  7,687,791             6,986,102              6,514,128
                                                            ----------------       ---------------       ----------------
   Cash Operating Expenses                                        4,062,075             3,661,598              3,016,546
   Noncash Operating Expenses                                     2,431,752             1,675,965              1,474,585
                                                            ----------------       ---------------       ----------------
        Total Operating Expenses                                  6,493,827             5,337,563              4,491,131
                                                            ----------------       ---------------       ----------------
   Operating Income                                               1,193,964             1,648,539              2,022,997
                                                            ----------------       ---------------       ----------------
   Net Income                                                       179,585               775,184              1,065,119
                                                            ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                                3,625,716             3,324,504              3,497,582
   Capital Expenditures                                           6,421,321             8,953,429              1,830,503

-------------------------
1 EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.

                                     PART II

From the table above, New Ulm Telecom revenues increased $702,000 or 10.0% in 2001 and $472,000 or 7.2% in 2000.

Local network revenue increased in the New Ulm Telecom segment by $353,000 or 14.7% in 2001 and $109,000 or 4.8% in 2000. The increases are significant considering the number of access lines increased 2.1% and 1.9% in 2001 and 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the INTERNET, was responsible for approximately $150,000 of the 2001 increase. A local service rate increase beginning in February 2001 provided $200,000 additional local service revenues in 2001.

Network access revenue increased $84,000 or 2.2% in 2001 and $374,000 or 10.6% in 2000. Access minutes in 2001 decreased by 4.4% over 2000 and 2000 increased by 2.3% over 1999. The increases in network access revenue in 2001 were significant considering the decrease in minutes of use and the negative effects of network access pricing, a common industry trend. The New Ulm Telecom segment has invested $15,375,000 in capital expenditures during 2001 and 2000. These capital expenditures, enhancing this segment's infrastructure, have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). New Ulm Telecom has now become eligible for high-cost loop funding.

Other operating revenues increased $265,000 or 37.8% in 2001 and decreased $11,000 or 1.5% in 2000. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for $260,000 of new revenues in 2001 as compared to 2000.

Cash operating expenses increased $400,000 or 10.9% in 2001 and $645,000 or 21.4% in 2000. Cash operating expenses have increased due to the number of services offered. The New Ulm Telecom segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Telecom segment.

Noncash operating expenses increased $756,000 or 45.1% in 2001 and $201,000 or 13.6% in 2000. Depreciation expense is the main cause of these increases. The increase in depreciation expense is reflective of the new investments of $15,375,000 in the segment's infrastructure as mentioned above. The New Ulm Telecom segment capital expenditures in 1999 were more reflective of a typical year.

                                     PART II

Western Telephone Company Operations

Western Telephone Company revenues represent 17.1% of 2001 consolidated operating revenues. Revenues are primarily earned by providing approximately 2,600 customers access to Western Telephone Company's local network, and in providing interexchange access for long distance network carriers. The Western Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and INTERNET access to its subscribers. Total Western Telephone Company segment revenues have grown 3.7% since 1999.

                                                                    2001                  2000                   1999
                                                            ----------------       ---------------       ----------------
   Operating Revenues:
      Local Network                                         $       383,139        $      320,083        $       306,813
      Network Access                                              1,565,633             1,582,366              1,569,317
      Other                                                         392,360               412,986                381,345
                                                            ----------------       ---------------       ----------------
        Total Operating Revenues                                  2,341,132             2,315,435              2,257,475
                                                            ----------------       ---------------       ----------------
   Cash Operating Expenses                                          677,895               652,117                630,505
   Noncash Operating Expenses                                       385,197               374,215                359,098
                                                            ----------------       ---------------       ----------------
        Total Operating Expenses                                  1,063,092             1,026,332                989,603
                                                            ----------------       ---------------       ----------------
   Operating Income                                               1,278,040             1,289,103              1,267,872
                                                            ----------------       ---------------       ----------------
   Net Income                                                       798,815               796,541                740,879
                                                            ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                                1,663,237             1,663,318              1,626,970
   Capital Expenditures                                             181,558               368,406                347,578

From the table above, Western Telephone Company revenues increased $26,000 or 1.1% in 2001 and $58,000 or 2.6% in 2000.

Local network revenue increased in the Western Telephone Company segment by $63,000 or 19.7% for 2001 over 2000 and $13,000 or 4.3% for 2000 over 1999. The increases are significant considering the number of access lines increased .6% and 2.7% in 2001 and 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the INTERNET, was responsible for approximately $15,000 of the 2001 increase. A local service rate increase beginning in February 2001 provided $40,000 additional local service revenues in 2001.

Network access revenue decreased $17,000 or 1.1% in 2001 and increased $13,000 or .8% in 2000. Access minutes decreased 2.3% in 2001 and increased 4.2% in 2000. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the INTERNET (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use.

Cash operating expenses increased $26,000 or 4.0% in 2001 and $22,000 or 3.5% in 2000. Cash operating expenses have increased due to the number of services offered. The Western Telephone Company segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services
(DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Western Telephone Company segment.

                                     PART II

The Western Telephone Company segment capital expenditures for 2001 are more reflective of a typical year. In 2000 and 1999 the segment had capital projects of $220,000 in 2000 and $200,000 in 1999 due to the construction of a fiber route, which is used to provide transport routes to a point of interconnection in Windom, Minnesota.

Peoples Telephone Company Operations

Peoples Telephone Company revenues represent 7.6% of 2001 consolidated operating revenues. Revenues are primarily earned by providing approximately 930 customers access to Peoples Telephone Company's local network, and in providing interexchange access for long distance network carriers. The Peoples Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and INTERNET access to its subscribers. Total Peoples Telephone Company segment revenues have grown 17.0% since 1999.

                                                                    2001                  2000                   1999
                                                            ----------------       ---------------       ----------------
   Operating Revenues:
      Local Network                                         $       141,654        $      109,306        $       105,216
      Network Access                                                690,392               687,666                609,568
      Other                                                         210,698               195,179                176,071
                                                            ----------------       ---------------       ----------------
        Total Operating Revenues                                  1,042,744               992,151                890,855
                                                            ----------------       ---------------       ----------------
   Cash Operating Expenses                                          417,076               397,348                369,228
   Noncash Operating Expenses                                       135,024               118,800                120,577
                                                            ----------------       ---------------       ----------------
        Total Operating Expenses                                    552,100               516,148                489,805
                                                            ----------------       ---------------       ----------------
   Operating Income                                                 490,644               476,003                401,050
                                                            ----------------       ---------------       ----------------
   Net Income                                                       410,652               309,318                179,303
                                                            ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                                  625,668               594,803                521,627
   Capital Expenditures                                             161,894               128,156                410,557

From the table above, Peoples Telephone Company revenues increased $51,000 or 5.1% in 2001 and $101,000 or 11.4% in 2000.

Local network revenue increased in the Peoples Telephone Company segment by $32,000 or 29.6% in 2001 and $4,000 or 3.9% in 2000. The increases are significant considering the number of access lines served increased .3% during 2001 and 3.8% in 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of digital subscriber line (DSL), to supplement basic line charges. DSL, which is used to provide high-speed access to the INTERNET, was responsible for approximately $5,000 of the 2001 increase. A local service rate increase beginning in February 2001 provided $22,000 additional local service revenues in 2001.

Network access revenue increased $3,000 or .4% in 2001 and increased $78,000 or 12.8% in 2000. Access minutes increased 1.7% in 2001 and 5.9% in 2000. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the INTERNET (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use. The construction of a fiber route in 1998 and 1999 allowed the Peoples Telephone Company segment to gain access to a larger fiber optic network, which increased access revenue due to an increase in transport facilities.

                                     PART II

Cash operating expenses increased $20,000 or 5.0% in 2001 and $28,000 or 7.6% in 2000. Cash operating expenses have increased due to the number of services offered. The Peoples Telephone Company segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services
(DSL), aggressive marketing (brand recognition) and solutions for our customer's communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Peoples Telephone Company segment.

The Peoples Telephone Company segment capital expenditures for 2001 are more reflective of a typical year. In 2000 the segment invested $175,000 in central office switching equipment. An investment of $200,000 in 1999 allowed the segment to increase its transport facilities through construction of a 14 mile fiber optic network that connects to Iowa Network Services.

New Ulm Phonery Operations

New Ulm Phonery represents 13.9% of 2001 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to INTERNET services in the service areas served by New Ulm Telecom, Inc. (New Ulm, Springfield and Sanborn, Minnesota and Aurelia, Iowa). In addition, the Company leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers.

                                                                 2001                   2000                  1999
                                                            ----------------       ---------------       ----------------
   Operating Revenues                                       $     1,895,268        $    1,890,770        $     1,665,487
                                                            ----------------       ---------------       ----------------
   Cash Operating Expenses                                        1,021,336             1,035,045                669,882
   Noncash Operating Expenses                                       123,182               135,271                 94,686
                                                            ----------------       ---------------       ----------------
        Total Operating Expenses                                  1,144,518             1,170,316                764,568
                                                            ----------------       ---------------       ----------------
   Operating Income                                                 750,750               720,454                900,919
                                                            ----------------       ---------------       ----------------
   Net Income                                                       482,027               455,572                537,400
                                                            ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                                  873,932               855,725                995,605
   Capital Expenditures                                             463,822               100,549                211,610

From the table above, revenues increased $4,000 or .2% in 2001 and $225,000 or 13.5% in 2000. The segment saw a minor increase in INTERNET subscribers in 2001, while the New Ulm Telecom segment benefited from the customer increased demand for DSL. Pricing for INTERNET actually saw a slight decrease in 2001 as more customers opted for DSL access.

Cash operating expenses decreased $14,000 or 1.3% in 2001 and increased $365,000 or 54.5% in 2000. The $351,000 or 52.5% increase since 1999 can be attributed to the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. Increased emphasis of INTERNET access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Phonery segment.

                                     PART II

Cellular Investment

The Company has a 7.58% ownership in MWH. Cellular investment income increased $227,000 or 23.1% in 2001. This is comparable to the 28.7% increase in revenues using the proportionate method. The proportionate method applies the Company's ownership percentage to MWH revenues and expenses. Revenues and income continue to grow as MWH adds customers. Acquisitions by MWH in Iowa and Wisconsin in 2000 have had a significant impact on revenues and net income in 2001.

In 2000, cellular investment income decreased $354,000 or 26.5% from 1999. The decrease was due to increased expenditures and startup costs (proportionate method) related to the Iowa and Wisconsin acquisitions. The proportionate method shows a 61.3% increase in revenues, and a 77.0% increase in operating expenses.

                                                                 2001                   2000                  1999
                                                            ----------------       ---------------       ----------------
   Cellular Investment Income                               $     1,208,636        $      981,668        $     1,335,489
                                                            ================       ===============       ================
   Proportionate Method:
      Operating Revenues                                         10,031,822             7,795,241              4,831,291
                                                            ----------------       ---------------       ----------------
      Cash Operating Expenses                                     6,206,282             4,775,446              2,748,533
      Noncash Operating Expenses                                  1,750,489             1,261,780                661,558
                                                            ----------------       ---------------       ----------------
        Total Operating Expenses                                  7,956,771             6,037,226              3,410,091
                                                            ----------------       ---------------       ----------------
   Operating Income                                               2,075,051             1,758,015              1,421,200
                                                            ----------------       ---------------       ----------------
   Net Income                                                     1,208,636               981,668              1,335,489
                                                            ----------------       ---------------       ----------------

Other Income and Interest Expense

Other income (primarily interest and equity in LLC income) was $8,000 higher in 2001 than 2000. Included in other income is the Company's 12.6% equity ownership in Fibercom, L.C. In 2001, this LLC income was $175,000, an increase of $180,000 from 2000. In 2000, LLC income increased $120,000 over 1999. The overall increase in other income in 2000 resulted from interest expense capitalized as allowance for funds used during construction.

Interest expense increased $254,000 in 2001 and $191,000 in 2000. The increases can be attributed to the new $10 million revolving credit facility obtained in July 2000. The Company refinanced the revolving credit facility on December 28, 2001 with a $15 million term loan and a revolving credit facility of $10 million (total debt outstanding at December 31, 2001 was $17,566,666). The term loan facility's weighted average interest rate is variable and was 3.4% at December 31, 2001. The debt was used for a majority of the $16.8 million in capital expenditures since January 1, 2000 and the repurchase of New Ulm Telecom, Inc. stock of $1 million.

Income Taxes

The effective rate in 2001 was 41.6%, versus 42.7% in 2000 and 42.4% in 1999. For additional information, see Note 7 to the financial statements.

                                     PART II

Review of Cash Flows

The Company's net working capital of $4,192,000 at December 31, 2001, is an increase of $2,218,000 from 2000. However, the 2001 net working capital includes over $3,000,000 of CoBank loan advances received in December 2001. These funds were expended in the first quarter 2002. They were used to purchase additional common stock investments in two Iowa RSA corporations and early retirement of Phoenix Life Mutual Insurance Company long-term debt. The Company operates in capital intensive businesses. Additions to property, plant and equipment are the Company's largest investing activity, using $19,579,000 of working capital in the three years ended December 31, 2001. For cash flows from financing activities, aside from the routine payment of shareholder dividends and the new levels of indebtedness in 2001 and 2000 (see "Liquidity and Capital Resources" below), the Company used $981,000 to purchase outstanding shares of its common stock in 2001 and $17,000 in 2000. The Company's largest source of working capital has been its operations, primarily from New Ulm Telecom, Western Telephone Company and Peoples Telephone Company. The Company's financial strength continues to be supported by its 2001 current ratio (2.39 to 1.0), its EBITDA1 ($7,003,000) and its proven access to debt markets.

Dividends

The Company paid dividends of $1,709,000 in 2001. This was a dividend of $.33 per share, which was equal to the $.33 per share paid in 2000. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Company has made no announcements or plans to increase the dividend in 2002. Paying at the existing level of dividends is not expected to negatively impact the liquidity of the Company.

Share Repurchase Program

The Company's Board of Directors authorized management to repurchase shares of Company common stock through private transactions. During 2000, pursuant to this authorization, the Company repurchased 500 shares for $17,000, and in 2001 the Company repurchased 26,760 shares for $981,000. The Company has no plans to repurchase any shares in 2002.

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

                                     PART II

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

In February 2001, New Ulm Telecom, Inc., Western Telephone Company and Peoples Telephone Company increased local service rates, adding approximately $262,000 of revenues in 2001.

State regulators are considering access charge reform. A docket has been opened but no action is expected in 2002, so the Company cannot estimate the effect on intrastate access revenues of any future changes.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company's actual or average costs. There has been a decline in the level of interstate access charges in recent years, and the Company believes this trend will continue. In 2001, the FCC amended the interstate access charge structure and the universal support fund mechanisms. The net effect of these changes are not expected to have a material effect on the Company's interstate access revenues beginning in 2002.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "BUSINESS COMBINATIONS", which is effective for business combinations initiated after June 30, 2001. SFAS 141 requires all business combinations to be accounted for under the purchase method. The Company does not believe adoption of this standard will have an effect on the Company's results of operation or financial position.

Effective January 1, 2002, the Company will adopt SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". Under this statement goodwill determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Company management is still assessing the impact of this standard on its financial position and results of operation.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe adoption of this standard will have a material impact on the Company's results of operations or financial position.

                                     PART II

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", which addresses the accounting and reporting for the disposal of long-lived assets. This statement supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have a material impact on the Company's results of operations or financial position.

Liquidity and Capital Resources

Cash provided from operations and access to new debt continues to be the Company's sources of funds. Cash provided from operating activities increased $2,276,000 in 2001. In 2000 and 2001, the Company received proceeds of $6,924,000 and $8,576,000 in debt, respectively. As of December 31, 2001, after payments (totaling $1,233,333 in 2000 and 2001) total debt was $17,566,666. The Company is comfortably within the debt service covenants placed upon them by CoBank.

The Company uses a combination of variable rate short-term and fixed rate long-term financial instruments as of December 31, 2001. The Company continually monitors the interest rates on its short-term bank loans and long-term senior indebtedness.

Unadvanced CoBank loan funds were $10,000,000 at December 31, 2001. In addition, $3,000,000 of CoBank funds were advanced in December 2001 and had not been expended at year end. These funds have been designated for the early retirement of Phoenix debt ($2.7 million), cellular investments ($4 million) and CLEC plant construction ($5 million).

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of senior debt and bank lines of credit. The Company is comfortable with debt to total capital proportions of 40 to 55 percent.

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

                                     PART II

Item 8.  Financial Statements and Supplementary Data



                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and
   Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



St. Paul, Minnesota
February 21, 2002                                      OLSEN THIELEN & CO., LTD.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------------
                                                                 2001                   2000                  1999
                                                            ----------------       ---------------       ----------------
OPERATING REVENUES:
   Local Network                                            $     3,276,482        $    2,827,646        $     2,701,274
   Network Access                                                 6,226,171             6,156,479              5,691,393
   Billing and Collection                                           382,399               442,574                440,700
   Miscellaneous                                                    424,237               422,283                435,083
   Nonregulated                                                   3,354,729             2,973,180              2,488,632
                                                            ----------------       ---------------       ----------------
      Total Operating Revenues                                   13,664,018            12,822,162             11,757,082
                                                            ----------------       ---------------       ----------------

OPERATING EXPENSES:
   Plant Operations                                               1,728,872             1,743,268              1,440,065
   Depreciation                                                   2,960,135             2,190,427              1,935,122
   Amortization                                                     115,020               113,824                113,824
   Customer Operations                                              749,118               853,705                600,209
   General and Administrative                                     2,004,173             1,746,414              1,670,644
   Other Operating                                                2,178,525             1,834,956              1,346,748
                                                            ----------------       ---------------       ----------------
      Total Operating Expenses                                    9,735,843             8,482,594              7,106,612
                                                            ----------------       ---------------       ----------------

OPERATING INCOME                                                  3,928,175             4,339,568              4,650,470
                                                            ----------------       ---------------       ----------------

OTHER INCOME (EXPENSES):
   Interest Expense                                                (672,342)             (418,043)              (226,780)
   Interest Income                                                   83,432               117,096                146,718
   Allowance for Funds Used During Construction                      30,442               160,771                      -
   Cellular Investment Income                                     1,208,636               981,668              1,335,489
   Other Investment Income (Expense)                                160,534               (11,796)              (122,887)
                                                            ----------------       ---------------       ----------------
      Other Income (Expenses), Net                                  810,702               829,696              1,132,540
                                                            ----------------       ---------------       ----------------

INCOME BEFORE INCOME TAXES                                        4,738,877             5,169,264              5,783,010

INCOME TAXES                                                      1,970,639             2,206,137              2,453,587
                                                            ----------------       ---------------       ----------------

NET INCOME                                                  $     2,768,238        $    2,963,127        $     3,329,423
                                                            ================       ===============       ================

BASIC AND DILUTED NET INCOME
   PER SHARE                                                $           .54        $          .57        $           .64
                                                            ================       ===============       ================

DIVIDENDS PER SHARE                                         $           .33        $          .33        $           .32
                                                            ================       ===============       ================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------------------
                                     ASSETS

                                                                                       2001                   2000
                                                                                  ----------------       ----------------
CURRENT ASSETS:
   Cash                                                                           $     4,245,683        $       700,744
   Receivables, Net of Allowance for Doubtful
      Accounts of $24,500 and $34,000                                                   1,878,444              1,493,288
   Materials, Supplies and Inventories                                                    966,565              1,860,969
   Prepaid Expenses                                                                       112,210                127,560
                                                                                  ----------------       ----------------
      Total Current Assets                                                              7,202,902              4,182,561
                                                                                  ----------------       ----------------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired, Net                                         3,248,495              3,332,681
   Note Receivable from Officer                                                           687,402                700,000
   Notes Receivable                                                                       252,854                281,483
   Cellular Investments                                                                 6,310,830              5,721,718
   Other Investments                                                                    1,154,736                982,910
                                                                                  ----------------       ----------------
      Total Investments and Other Assets                                               11,654,317             11,018,792
                                                                                  ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                                                            43,032,672             37,355,385
   Other Property and Equipment                                                         2,396,063              1,920,514
   Cable Television Plant                                                               1,539,443              1,147,862
                                                                                  ----------------       ----------------
      Total                                                                            46,968,178             40,423,761
   Less Accumulated Depreciation                                                       22,973,617             20,666,826
                                                                                  ----------------       ----------------
      Net Property, Plant and Equipment                                                23,994,561             19,756,935
                                                                                  ----------------       ----------------

TOTAL ASSETS                                                                      $    42,851,780        $    34,958,288
                                                                                  ================       ================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2001                   2000
                                                                                  ----------------       ----------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                                              $     1,866,666        $       866,666
   Accounts Payable                                                                       593,571              1,285,007
   Accrued Taxes                                                                           66,235                104,013
   Other Accrued Liabilities                                                              484,458                452,673
                                                                                  ----------------       ----------------
      Total Current Liabilities                                                         3,010,930              2,708,359
                                                                                  ----------------       ----------------


LONG-TERM DEBT                                                                         15,700,000              8,990,667
                                                                                  ----------------       ----------------


DEFERRED CREDITS:
   Income Taxes                                                                         2,285,843              1,478,964
   Investment Tax Credits                                                                  10,251                 13,794
                                                                                  ----------------       ----------------
      Total Deferred Credits                                                            2,296,094              1,492,758
                                                                                  ----------------       ----------------


STOCKHOLDERS' EQUITY:
   Common Stock - $1.66 and $5.00 Par Value, 19,200,000 Shares Authorized,
      5,115,585 and 1,731,955 Shares Issued and Outstanding                             8,525,975              8,659,775
   Retained Earnings                                                                   13,318,781             13,106,729
                                                                                  ----------------       ----------------
      Total Stockholders' Equity                                                       21,844,756             21,766,504
                                                                                  ----------------       ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    42,851,780        $    34,958,288
                                                                                  ================       ================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------------
                                                                          Common Stock
                                                              ------------------------------------           Retained
                                                                  Shares                Amount               Earnings
                                                              --------------        --------------       ---------------
BALANCE on December 31, 1998                                      1,732,455         $   8,662,275        $   10,206,716

   Net Income                                                                                                 3,329,423
   Dividends                                                                                                 (1,645,832)
                                                                ------------        --------------       ---------------

BALANCE on December 31, 1999                                      1,732,455             8,662,275            11,890,307

   Retired Stock                                                       (500)               (2,500)              (14,250)
   Net Income                                                                                                 2,963,127
   Dividends                                                                                                 (1,732,455)
                                                                ------------        --------------       ---------------

BALANCE on December 31, 2000                                      1,731,955             8,659,775            13,106,729

   Retired Stock                                                    (26,760)             (133,800)             (846,777)
   Net Income                                                                                                 2,768,238
   Dividends                                                                                                 (1,709,409)
   Three-for-One Stock Split                                      3,410,390
                                                                ------------        --------------       ---------------

BALANCE on December 31, 2001                                      5,115,585         $   8,525,975        $   13,318,781
                                                                ============        ==============       ===============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------
                                                                          2001                 2000                 1999
                                                                     ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $     2,768,238       $    2,963,127       $    3,329,423
   Adjustments to Reconcile Net Income to Net Cash
        Provided By Operating Activities:
      Depreciation and Amortization                                       3,075,155            2,304,251            2,048,946
      Cellular Investment Income                                         (1,208,636)            (981,668)          (1,335,489)
      Distributions from Cellular Investments                               619,524              542,183              560,334
      Changes in Assets and Liabilities:
        Receivables                                                        (385,156)             (36,014)            (134,371)
        Materials, Supplies and Inventories                                 894,404           (1,303,654)            (203,288)
        Prepaid Expenses                                                     15,350              (39,443)               7,318
        Accounts Payable                                                   (691,436)              28,958             (430,594)
        Accrued Taxes                                                       (37,778)              46,007                3,492
        Other Accrued Liabilities                                            31,785              120,131              108,144
        Deferred Income Taxes                                               806,879              (31,590)              (8,594)
        Deferred Investment Tax Credits                                      (3,543)              (3,542)              (5,752)
                                                                    ----------------      ---------------      ---------------
      Net Cash Provided By Operating Activities                           5,884,786            3,608,746            3,939,569
                                                                    ----------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                            (7,197,761)          (9,550,540)          (2,800,248)
   Change in Certificates of Deposit                                              -              600,000              300,000
   Change in Notes Receivable                                                41,227               (4,317)            (193,718)
   Other Investments, Net                                                  (202,660)            (294,317)            (251,127)
                                                                    ----------------      ---------------      ---------------
      Net Cash Used In Investing Activities                              (7,359,194)          (9,249,174)          (2,945,093)
                                                                    ----------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                                    (866,667)            (366,667)            (366,666)
   Issuance of Long-Term Debt                                             8,576,000            6,924,000                    -
   Retired Stock                                                           (980,577)             (16,750)                   -
   Dividends                                                             (1,709,409)          (1,732,455)          (1,645,832)
                                                                    ----------------      ---------------      ---------------
      Net Cash Provided By (Used In) Financing Activities                 5,019,347            4,808,128           (2,012,498)
                                                                    ----------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                           3,544,939             (832,300)          (1,018,022)

CASH at Beginning of Year                                                   700,744            1,533,044            2,551,066
                                                                    ----------------      ---------------      ---------------

CASH at End of Year                                                 $     4,245,683       $      700,744       $    1,533,044
                                                                    ================      ===============      ===============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company's principal line of business is providing local telephone service, INTERNET, digital video, and access to long distance telephone service through its local exchange network. The Company owns and operates three independent telephone companies serving six communities in southern Minnesota, one community in Iowa, and the adjacent rural areas. The Company also has investments in cellular entities and a competitive local exchange carrier (CLEC), and operates four cable television systems.

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

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2001, 2000 and 1999 were 7.2%, 6.3%, and 6.7%. Other property is depreciated over estimated useful lives of three to fifteen years.

INVESTMENTS AND OTHER ASSETS

The excess of cost over net assets of acquired companies is being amortized equally over 40 years and is shown net of accumulated amortization of $1,333,380 and $1,218,360 at December 31, 2001 and 2000.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS AND OTHER ASSETS (CONTINUED)

In July 2001, the Financial Accounting Standards Board issued Statement 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which will potentially impact the Company's accounting for its reported goodwill beginning January 1, 2002. Statement 142 eliminates the amortization of goodwill and requires, at a minimum, annual impairment tests for goodwill.

Upon adoption of this Statement, the Company is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If there are intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. The Company must also reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Company management is still assessing but has not yet determined the impact of this standard on its financial position and results of operation.

Investments in a cellular telephone and CLEC limited liability company are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because management of the Company believes they have the ability to significantly influence the operating and financial policies of these companies.

Cellular investments in two Iowa RSAs consist of a common stock equity interest of less than 20%. The cost method is used to account for these RSA investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

REVENUE RECOGNITION

Revenues are recognized when earned. Interstate access revenues are based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

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

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash investments with high credit quality financial institutions in accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers.

BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,135,655 for 2001, 5,196,615 for 2000 and 5,197,365 for 1999. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 2001.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include a 7.58% ownership in units of Midwest Wireless Holdings L.L.C. (MWH) at December 31, 2001 and 2000. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $1,794,092 as of December 31, 2001, net of accumulated amortization of $156,391. This amount is being expensed equally over 40 years. Amortization expense of $48,764 was included as a reduction of cellular investment income in 2001 and 2000.

Cellular investments consist of the following:

                                                     2001               2000
                                                 ------------       -----------
   MWH:
      Cost Less Accumulated Amortization         $ 1,850,296        $ 1,899,060
      Cumulative Income                            7,351,084          6,093,684
      Cumulative Distributions                    (3,372,637)        (2,753,113)
                                                 -----------        -----------
                                                   5,828,743          5,239,631
   Other Investments, Recorded at Cost               482,087            482,087
                                                 -----------        -----------

      Total                                      $ 6,310,830        $ 5,721,718
                                                 ===========        ===========

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - CELLULAR INVESTMENTS (CONTINUED)

The following is summarized financial information as of and for the years ended December 31, 2001, 2000 and 1999 for MWH:

                                             2001                    2000                   1999
                                    -----------------       -----------------       ----------------
   Current Assets                   $     17,372,431        $     14,363,696        $    10,152,590
   Noncurrent Assets                     285,452,749             250,179,199             63,760,822
   Current Liabilities                    48,394,693              25,397,983             10,136,761
   Noncurrent Liabilities                137,442,305             130,370,191             34,338,781
   Members' Equity                       117,188,182             108,774,721             29,437,870
   Revenues                              132,989,226             104,192,081             58,002,457
   Operating Income                       28,018,634              24,545,298             17,495,438
   Net Income                             16,588,360              14,297,071             13,821,243


NOTE 4 - RETIREMENT PLAN

The Company's contribution to its 401(k) employee savings plan was $166,387 in 2001, $139,452 in 2000 and $111,682 in 1999.


NOTE 5 - LINE OF CREDIT

The Company has a 60 month revolving line of credit of $1,640,000 at 1 1/2% over the bank reference rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 2001 and 2000 under this line of credit, which matures in August 2003.


NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                      2001                 2000
                                                                                   -------------       -------------
   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $65,000 plus 6.45% interest
   through December 1, 2008.                                                       $   1,820,000       $   2,080,000

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $18,333 plus 6.45% interest
   through December 1, 2008.                                                             513,333             586,667

   Unsecured note payable to Phoenix Home Life Mutual Insurance Company in quarterly installments of $8,333 plus 6.45% interest
   through December 1, 2008.                                                             233,333             266,666

   Unsecured ten year reducing revolving credit facility to CoBank, ACB in quarterly installments of $250,000 (beginning in 2001) plus
   a variable rate of interest through July 20, 2010.                                         --           6,924,000

   Secured ten year reducing revolving credit facility to CoBank, ACB in monthly installments of $125,000 (beginning in 2002) plus a national variable rate of
   interest through December 20, 2011 (3.41% at December 31, 2001).                   15,000,000
                                                                                   -------------       -------------
      Total                                                                           17,566,666           9,857,333
   Less Amount Due Within One Year                                                     1,866,666             866,666
                                                                                   -------------       -------------

      Long-Term Debt                                                               $  15,700,000       $   8,990,667
                                                                                   =============       =============

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - LONG-TERM DEBT (CONTINUED)

Unadvanced CoBank loan funds total $10,000,000 at December 31, 2001. These funds are designated for the early retirement of all Phoenix debt in 2002, for future telecommunications plant construction and for cellular investments. Principal payments of $250,000 per quarter, plus interest at CoBank's national variable rate, begin once the funds are fully drawn or as the maximum term agreement amount available of $10,000,000 reduces to an amount that equals what has been borrowed. Quarterly line of credit commitment reductions are $250,000 beginning March 31, 2002. The CoBank loan agreement contains loan covenants that the Company must comply with including several financial ratios that must be met on a quarterly and annual basis.

Principal payments required during the next five years are: 2002 - $1,866,666; 2003 - $1,866,666; 2004 - $1,866,666; 2005 - $1,866,666; and 2006 - $1,866,666.
Cash payments for interest, net of amounts capitalized, were $683,189 in 2001, $208,028 in 2000, and $228,599 in 1999.

The Phoenix Home Life Mutual Insurance Company debt agreements contain covenants relating to maintenance of working capital, additional borrowings, leases, and payment of cash dividends. At December 31, 2001, approximately $215,000 of consolidated retained earnings were available for dividends under these covenants. In addition to this, the Company can distribute up to 50% of future consolidated net income.


NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income tax expense consists of the following:

                                                                    2001                 2000                 1999
                                                              --------------       --------------       --------------
   Taxes Currently Payable:
      Federal                                                 $     873,398        $   1,669,697        $   1,884,829
      State                                                         293,905              571,572              583,104
   Deferred Income Taxes                                            806,879              (31,590)              (8,594)
   Amortization of Investment Tax Credits                            (3,543)              (3,542)              (5,752)
                                                              --------------       --------------       --------------
      Income Tax Expense                                      $   1,970,639        $   2,206,137        $   2,453,587
                                                              ==============       ==============       ==============

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                               2001         2000          1999
                                             -------      -------       -------

   Statutory Tax Rate                          35.0%        35.0%         35.0%
   Effect of:
      Surtax Exemption                         (1.0)        (1.0)         (1.0)
      State Income Taxes, Net of
        Federal Tax Benefit                     6.5          6.5           6.7
      Amortization of Investment Tax
        Credits                                 (.1)         (.1)          (.1)
      Non-Deductible Expenses                   1.4          1.5           2.1
      Prior Year Tax Adjustment                 (.2)          .8           (.3)
                                             -------       ------        ------
        Effective Tax Rate                     41.6%        42.7%         42.4%
                                             =======       ======        ======

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS (CONTINUED)

The components of deferred income taxes are as follows:

                                                   2001               2000
                                                 ------------       ------------
   Deferred Tax Liabilities:
      Depreciation                               $ 2,160,628        $ 1,465,034
      Other                                          125,215             13,930
                                                 ------------       ------------

        Total                                    $ 2,285,843        $ 1,478,964
                                                 ============       ============

Cash payments for income taxes were $1,530,207 in 2001, $2,065,082 in 2000, and $2,471,000 in 1999.


NOTE 8 - RELATED PARTY TRANSACTIONS

The officer note receivable is secured by New Ulm Telecom, Inc. common stock and has a 6.09% interest rate. A prior, variable interest rate note became due on January 1, 2001 and was renewed. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.


NOTE 9 - COMMITMENTS

The Company's capital budget for 2002 is approximately $7,231,000, which will be financed through additional long-term borrowings and internally generated funds. As of December 31, 2001 the Company has no purchase commitments. The Company has committed to additional common stock investments of approximately $3,900,000 in the two Iowa RSA corporations discussed in Note 1.


NOTE 10 - SUBSEQUENT EVENT

In the fourth quarter of 2001, the Company's Board of Directors declared a three-for-one stock split of the Company's common shares for stockholders of record on January 10, 2002, payable on February 15, 2002. All per share data included in this report has been restated to reflect this stock split. An amount equal to the additional common shares issued in 2002 has been reflected in the consolidated statement of stockholders' equity for 2001.

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11 - SEGMENT INFORMATION

The Company is organized into five business segments: New Ulm Telecom, Inc., three of its wholly owned subsidiaries (Western Telephone Company, Peoples Telephone Company, and New Ulm Phonery, Inc.), and a cellular investment recorded using the equity method of accounting. No single customer accounted for a material portion of the Company's revenues in any of the last three years. The cellular investment is the Company's investment in Midwest Wireless Holdings L.L.C. and is shown using the proportionate method.

Segment information is as follows:

                                            New Ulm          Western          Peoples          New Ulm           Cellular
                                            Telecom         Telephone        Telephone         Phonery          Investment
                                         ------------     ------------     ------------     ------------     ------------
Year Ended December 31, 2001:
    Operating Revenues                   $  7,687,791     $  2,341,132     $  1,042,744     $  1,895,268     $ 10,031,822
    Operating Expenses                      6,493,827        1,063,092          552,100        1,144,518        7,956,771
                                         ------------     ------------     ------------     ------------     ------------
    Operating Income                        1,193,964        1,278,040          490,644          750,750        2,075,051
    Interest Expense                         (620,072)         (36,029)         (16,241)                         (713,755)
    Cellular Investment Income
    Other Investment Income                    65,049            4,744          202,739            1,876         (152,660)
                                         ------------     ------------     ------------     ------------     ------------
        Income Before Income Taxes       $    638,941     $  1,246,755     $    677,142     $    752,626     $  1,208,636
                                         ============     ============     ============     ============     ============
        Depreciation and Amortization    $  2,431,752     $    385,197     $    135,024     $    123,182     $  1,692,507
                                         ============     ============     ============     ============     ============
        Total Assets                     $ 52,070,721     $  9,996,520     $  4,149,850     $  3,634,562     $ 22,969,308
                                         ============     ============     ============     ============     ============

        Capital Expenditures             $  6,421,321     $    181,558     $    161,894     $    432,988     $  2,562,355
                                         ============     ============     ============     ============     ============

Year Ended December 31, 2000:
    Operating Revenues                   $  6,986,102     $  2,315,435     $    992,151     $  1,890,770     $  7,795,241
    Operating Expenses                      5,337,563        1,026,332          516,148        1,170,316        6,037,226
                                         ------------     ------------     ------------     ------------     ------------
    Operating Income                        1,648,539        1,289,103          476,003          720,454        1,758,015
    Interest Expense                         (358,985)         (40,639)         (18,419)                         (655,807)
    Cellular Investment Income
    Other Investment Income                   204,660           12,049           46,504            2,858         (120,540)
                                         ------------     ------------     ------------     ------------     ------------
        Income Before Income Taxes       $  1,494,214     $  1,260,513     $    504,088     $    723,312     $    981,668
                                         ============     ============     ============     ============     ============
        Depreciation and Amortization    $  1,675,965     $    374,215     $    118,800     $    135,271     $  1,217,258
                                         ============     ============     ============     ============     ============
        Total Assets                     $ 42,770,269     $  9,286,654     $  3,766,987     $  3,147,447     $ 20,052,351
                                         ============     ============     ============     ============     ============
        Capital Expenditures             $  8,953,429     $    368,406     $    128,156     $    100,549     $  9,417,650
                                         ============     ============     ============     ============     ============

Year Ended December 31, 1999:
    Operating Revenues                   $  6,514,128     $  2,257,475     $    890,855     $  1,665,487     $  4,831,291
    Operating Expenses                      4,491,131          989,603          489,805          764,568        3,410,091
                                         ------------     ------------     ------------     ------------     ------------
    Interest Expense                        2,022,997        1,267,872          401,050          900,919        1,421,200
                                             (160,794)         (45,343)         (20,643)                         (109,159)
    Cellular Investment Income
    Other Investment Income                    71,779           33,034          (85,124)           4,142           23,448
                                         ------------     ------------     ------------     ------------     ------------
        Income Before Income Taxes       $  1,933,982     $  1,255,563     $    295,283     $    905,061     $  1,335,489
                                         ============     ============     ============     ============     ============
        Depreciation and Amortization    $  1,474,585     $    359,098     $    120,577     $     94,686     $    677,900
                                         ============     ============     ============     ============     ============
        Total Assets                     $ 32,691,736     $  8,626,184     $  3,448,255     $  2,699,146     $  6,239,026
                                         ============     ============     ============     ============     ============
        Capital Expenditures             $  1,830,503     $    347,578     $    410,557     $    211,610     $  1,401,115
                                         ============     ============     ============     ============     ============

                      NEW ULM TELECOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION (CONTINUED)




Segment information is as follows (continued):

                                              Segment
                                              Totals             Others          Eliminations       Consolidated
                                           ------------       ------------       ------------       ------------
Year Ended December 31, 2001:
    Operating Revenues                     $ 22,998,757       $    697,083       $(10,031,822)      $ 13,664,018
    Operating Expenses                       17,210,308            482,306         (7,956,771)         9,735,843
                                           ------------       ------------       ------------       ------------
    Operating Income                          5,788,449            214,777         (2,075,051)         3,928,175
    Interest Expense                         (1,386,097)                              713,755           (672,342)
    Cellular Investment Income                       --                             1,208,636          1,208,636
    Other Investment Income                     121,748                               152,660            274,408
                                           ------------       ------------       ------------       ------------
        Income Before Income Taxes         $  4,524,100       $    214,777       $         --       $  4,738,877
                                           ============       ============       ============       ============
        Depreciation and Amortization      $  4,767,662       $         --       $ (1,692,507)      $  3,075,155
                                           ============       ============       ============       ============
        Total Assets                       $ 92,820,961       $  5,933,600       $(55,902,781)      $ 42,851,780
                                           ============       ============       ============       ============
        Capital Expenditures               $  9,760,116       $         --       $ (2,562,355)      $  7,197,761
                                           ============       ============       ============       ============

Year Ended December 31, 2000:
    Operating Revenues                     $ 19,979,699       $    637,704       $ (7,795,241)      $ 12,822,162
    Operating Expenses                       14,087,585            432,235         (6,037,226)         8,482,594
                                           ------------       ------------       ------------       ------------
    Operating Income                          5,892,114            205,469         (1,758,015)         4,339,568
    Interest Expense                         (1,073,850)                              655,807           (418,043)
    Cellular Investment Income                       --                               981,668            981,668
    Other Investment Income                     145,531                               120,540            266,071
                                           ------------       ------------       ------------       ------------
        Income Before Income Taxes         $  4,963,795       $    205,469       $         --       $  5,169,264
                                           ============       ============       ============       ============
        Depreciation and Amortization      $  3,521,509       $         --       $ (1,217,258)      $  2,304,251
                                           ============       ============       ============       ============
        Total Assets                       $ 79,023,708       $  5,301,942       $(49,367,362)      $ 34,958,288
                                           ============       ============       ============       ============
        Capital Expenditures               $ 18,968,190       $         --       $ (9,417,650)      $  9,550,540
                                           ============       ============       ============       ============

Year Ended December 31, 1999:
    Operating Revenues                     $ 16,159,236       $    429,137       $ (4,831,291)      $ 11,757,082
    Operating Expenses                       10,145,198            371,505         (3,410,091)         7,106,612
                                           ------------       ------------       ------------       ------------
    Operating Income                          6,014,038             57,632         (1,421,200)         4,650,470
    Interest Expense                           (335,939)                              109,159           (226,780)
    Cellular Investment Income                       --                             1,335,489          1,335,489
    Other Investment Income                      47,279                               (23,448)            23,831
                                           ------------       ------------       ------------       ------------
        Income Before Income Taxes         $  5,725,378              7,632       $         --       $  5,783,010
                                           ============       ============       ============       ============
        Depreciation and Amortization      $  2,726,846       $         --           (677,900)      $  2,048,946
                                           ============       ============       ============       ============
        Total Assets                       $ 53,704,347       $  4,843,159       $(31,520,437)      $ 27,027,069
                                           ============       ============       ============       ============
        Capital Expenditures               $  4,201,363       $         --       $ (1,401,115)      $  2,800,248
                                           ============       ============       ============       ============

Item 8.  Supplemental Financial Information


                      UNAUDITED QUARTERLY OPERATING RESULTS


                                                                       Quarter Ended
                                      --------------------------------------------------------------------------------
                                         March 31            June 30             September 30          December 31
                                      ---------------     ---------------      -----------------     -----------------
2001:
   Revenues                            $   3,225,165       $   3,330,520         $   3,234,741         $   3,873,592
   Operating Income                          894,781             871,762               968,058             1,193,574
   Net Income                                654,367             754,903               619,257               739,711
   Basic and Diluted Net
      Income per Share                           .13                 .15                   .12                   .14

2000:
   Revenues                            $   2,923,788       $   3,156,873         $   3,099,586         $   3,641,915
   Operating Income                          959,903           1,051,368               951,950             1,376,347
   Net Income                                782,361             687,768               487,242             1,005,756
   Basic and Diluted Net
      Income per Share                           .15                 .13                   .09                   .20

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

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


Item 10. Directors and Executive Officers of the Registrant


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management


Item 13. Certain Relationships and Related Transactions


The information for Part III, Items 10, 11, 12, and 13, are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after the close of the fiscal year ending December 31, 2001.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.          Financial Statements
               Included in Part II of this report:                                                         Page Numbers
                                                                                                           ------------
               Independent Auditors' Report                                                                          17

               Consolidated Statement of Income for the Three
                    Years Ended December 31, 2001, 2000 and 1999                                                     18

               Consolidated Balance Sheet at December 31, 2001 and 2000                                           19-20

               Consolidated Statement of Stockholders' Equity
                    for the Three Years Ended December 31, 2001, 2000 and 1999                                       21

               Consolidated Statement of Cash Flows for the
                    Three Years Ended December 31, 2001, 2000 and 1999                                               22

               Notes to Consolidated Financial Statements                                                         23-30

(a)2.          Financial Statement schedules:

               Separate financial statements of Midwest Wireless Holdings
               L.L.C., a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a
               "significant subsidiary" pursuant to the provisions of Regulation
               S-X, Article 3-09.                                                                                 35-49

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

                21 Subsidiaries of the Registrant are included as an Exhibit to this report on page 50.

b)       Reports on Form 8-K
         -------------------

                None

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEW ULM TELECOM, INC.
                                      (Registrant)

Date                              By: /s/
     ---------------------            ------------------------------------------
                                      Bill Otis, President
                                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date                              By: /s/
     ---------------------            ------------------------------------------
                                      Chris Hopp, Treasurer (Principal Financial
                                         and Accounting Officer)


                                      /s/
                                      ------------------------------------------
                                      James Jensen, Chairman of the Board


                                      /s/
                                      ------------------------------------------
                                      Duane Lambrecht, Director


                                      /s/
                                      ------------------------------------------
                                      Mark Retzlaff, Director


                                      /s/
                                      ------------------------------------------
                                      Gary Nelson, Director


                                      /s/
                                      ------------------------------------------
                                      Rosemary Dittrich, Director


                                      /s/
                                      ------------------------------------------
                                      Mary Ellen Domeier, Director


                                      /s/
                                      ------------------------------------------
                                      Perry Meyer, Director


                                      /s/
                                      ------------------------------------------
                                      Robert Ranweiler, Director

MIDWEST WIRELESS
HOLDINGS L.L.C.
REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers and Members of
Midwest Wireless Holdings L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations, changes in members' equity and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                     PRICEWATERHOUSECOOPERS, LLP


Minneapolis, Minnesota
February 8, 2002

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AT DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                  ASSETS                                                2001                     2000
Current assets:
   Cash and cash equivalents                                                   $      3,032,464         $      2,043,704
   Accounts receivable, less allowance for doubtful accounts of
      $572,120 and $477,152 in 2001 and 2000, respectively                           10,935,228                8,751,005
   Inventories                                                                        2,207,887                2,718,772
   Other assets                                                                       1,396,852                  850,215
                                                                               -----------------        -----------------

      Total current assets                                                           17,572,431               14,363,696

Property, cellular plant and equipment, net                                          89,469,296               73,523,318
FCC licenses, net                                                                   187,211,924              169,125,264
Investments in cooperatives                                                           8,771,529                7,530,617
                                                                               -----------------        -----------------

      Total assets                                                             $    303,025,180         $    264,542,895
                                                                               =================        =================


                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                            $    13,679,657         $     10,415,285
   Revolving loan                                                                    20,000,000                       --
   Accounts payable                                                                   3,969,202                6,125,308
   Accrued commissions                                                                1,855,554                1,554,219
   Other accrued expenses                                                             8,890,280                7,303,171
                                                                                ----------------        -----------------

      Total current liabilities                                                      48,394,693               25,397,983

   Other liabilities                                                                  1,413,672                2,103,289
   Revolving loan                                                                            --                2,500,000
   Long-term debt                                                                   129,114,637              119,922,125
                                                                                ----------------        -----------------

      Total liabilities                                                             178,923,002              149,923,397

   Minority interest                                                                  6,913,996                5,844,777

   Commitments

   Members' equity                                                                  117,188,182              108,774,721
                                                                                ----------------        -----------------

      Total liabilities and members' equity                                     $   303,025,180         $    264,542,895
                                                                                ================        =================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                              2001                    2000                    1999
Operating revenues:
   Subscriber service                                  $      85,927,934        $      63,993,328        $     40,279,007
   Roamer service                                             36,953,474               29,721,562              11,671,572
   Equipment sales                                            10,058,368                9,015,304               5,651,878
   Service fees                                                   49,450                1,461,887                 400,000
                                                       ------------------       ------------------       -----------------

                                                             132,989,226              104,192,081              58,002,457
                                                       ------------------       ------------------       -----------------

Operating expenses:
   Operations and maintenance                                 24,776,324               19,785,719              10,502,756
   Cost of equipment sold                                     13,654,007               10,458,625               5,570,633
   Home roamer costs                                          12,919,143                8,823,278               1,699,261
   Depreciation                                               17,822,738               12,278,169               7,528,105
   Amortization of FCC licenses                                4,505,851                3,780,643                 494,381
   Selling, general and administrative                        31,292,529               24,520,349              14,711,883
                                                       ------------------       ------------------       -----------------

                                                             104,970,592               79,646,783              40,507,019
                                                       ------------------       ------------------       -----------------

      Operating income                                        28,018,634               24,545,298              17,495,438
                                                       ------------------       ------------------       -----------------

Other income (expense):
   Interest expense                                           (9,416,290)              (8,651,813)             (1,291,817)
   Interest and dividend income                                  136,870                  312,229                 230,760
   Other                                                         (41,784)                  (6,186)               (393,575)
                                                       ------------------       ------------------       -----------------

                                                              (9,321,204)              (8,345,770)             (1,454,632)
                                                       ------------------       ------------------       -----------------

Net income before minority interest                           18,697,430               16,199,528              16,040,806

Minority interest                                             (2,109,070)              (1,902,457)             (2,219,563)
                                                       ------------------       ------------------       -----------------

Net income                                             $      16,588,360        $      14,297,071        $     13,821,243
                                                       ==================       ==================       =================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                              TOTAL
                                                           CAPITAL                ACCUMULATED                MEMBERS'
                                                        CONTRIBUTIONS               INCOME                   EQUITY
Balance, December 31, 1998                             $    13,659,443         $     19,162,709        $      32,822,152

Redemption of units                                         (1,012,261)             (11,751,826)             (12,764,087)

Equity adjustment for minority interests
   related to redemption                                       670,371                  777,852                1,448,223

Distributions to members                                            --               (5,889,661)              (5,889,661)

Net income                                                          --               13,821,243               13,821,243
                                                       ----------------        -----------------       ------------------

Balance, December 31, 1999                                  13,317,553               16,120,317               29,437,870

Issuance of units related to the acquisition
   of Iowa properties                                       51,418,250                       --               51,418,250

Issuance of units related to the acquisition
   of Wisconsin properties                                  20,061,217                       --               20,061,217

Distributions to members                                            --               (6,439,687)               (6,439687)

Net income                                                          --               14,297,071               14,297,071
                                                       ----------------        -----------------       ------------------

Balance, December 31, 2000                                  84,797,020               23,977,701              108,774,721

Distributions to members                                            --               (8,174,899)              (8,174,899)

Net income                                                          --               16,588,360               16,588,360
                                                       ----------------        -----------------       ------------------

Balance, December 31, 2001                             $    84,797,020         $     32,391,162        $     117,188,182
                                                       ================        =================       ==================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                       2001                 2000                 1999
Cash flows from operating activities:
Net income                                                     $    16,588,360      $    14,297,071      $    13,821,243
Adjustments to reconcile net income to net cash provided by
operating activities:
Net income allocated to minority interest                            2,109,070            1,902,457            2,219,563
Provision for bad debts                                              1,115,719              623,261             (211,225)
Depreciation                                                        17,822,738           12,278,169            7,582,105
Amortization of FCC licenses                                         4,505,851            3,780,643              494,381
Loss (gain) on disposal of fixed assets                                 (2,124)              27,278              390,567
Patronage received in form of cooperative stock                       (132,785)                  --                   --
Accretion of discount on marketable securities                              --                   --             (124,204)
Changes in assets and liabilities:
Accounts receivable                                                 (3,299,942)          (2,665,409)            (287,379)
Inventories                                                            510,885             (122,081)            (895,770)
Other assets                                                          (546,637)            (322,733)            (174,858)
Accounts payable                                                    (2,156,106)           1,471,296             (674,665)
Other accrued expenses                                               1,888,444            3,253,070              388,877
Other liabilities                                                     (689,617)             946,340              639,458
                                                               ----------------     ----------------     ----------------

Net cash provided by operating activities                           37,713,856           35,469,362           23,168,093
                                                               ----------------     ----------------     ----------------

Cash flows from investing activities:
Acquisition of cellular properties                                          --          (96,215,489)                  --
Payments for property, cellular plant and equipment                (33,804,163)         (28,636,271)         (20,385,685)
Purchases of marketable securities                                          --                   --           (6,679,526)
Proceeds received upon maturity of marketable securities                    --                   --           10,750,000
Proceeds from the disposal of fixed assets                              37,571                   --                   --
Purchase of FCC licenses                                           (22,400,000)            (354,900)            (287,300)
Purchases of cooperative stock                                      (1,176,440)          (5,329,209)            (653,121)
Redemption of cooperative stock                                         68,313                   --                   --
Payments for deferred acquisition costs                               (192,511)                  --             (921,824)
Release (restriction) of cash                                               --            1,000,000           (1,000,000)
                                                               ----------------     ----------------     ----------------

Net cash used in investing activities                              (57,467,230)        (129,535,869)         (19,177,456)
                                                               ----------------     ----------------     ----------------

Cash flows from financing activities:
Proceeds on revolving loan                                          17,500,000              500,000            2,000,000
Proceeds from long-term debt borrowings                             23,473,686          107,706,887           13,368,420
Payments on long-term debt                                         (11,016,802)          (6,130,602)          (1,534,435
Distributions to members                                            (8,174,899)          (6,439,687)          (5,889,661)
Distribution from subsidiary to minority interest                   (1,039,851)            (904,737)            (940,503)
Redemption of units                                                         --                   --          (12,764,087)
                                                               ----------------     ----------------     ----------------

Net cash provided by (used in) financing activities                 20,742,134           94,731,861           (5,760,266)
                                                               ----------------     ----------------     ----------------

Net change in cash and cash equivalents                                988,760              665,354           (1,769,629)

Cash and cash equivalents, beginning of year                         2,043,704            1,378,350            3,147,979
                                                               ----------------     ----------------     ----------------

Cash and cash equivalents, end of year                         $     3,032,464      $     2,043,704      $     1,378,350
                                                               ================     ================     ================

Supplemental disclosure:
Cash paid during the year for interest                         $    10,461,525      $     7,587,435      $     1,156,323
Equity units issued for acquisitions                                        --           71,479,467                   --


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       REVENUE RECOGNITION
       Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes revenue for equipment installation when the installation is completed.

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

       CASH AND CASH EQUIVALENTS
       The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

       CELLULAR TELEPHONE INVENTORIES
       Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PROPERTY, CELLULAR PLANT AND EQUIPMENT
Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment. The estimated useful lives of the cellular plant and equipment are as follows:

 Building and improvements                                   3 - 30 years
 Other equipment                                             2 - 20 years
 Communication and network equipment                         7 - 15 years
 Vehicles                                                         3 years
 Computer equipment                                               3 years
 Leased phones                                                     1 year

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

ADVERTISING
Advertising costs are expensed as incurred. Total advertising expenses were $4,448,949, $3,021,650 and $1,754,394 for the years ended December 31, 2001,
2000 and 1999, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for employee stock and options using the intrinsic value method.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2. SELECT ACCOUNT INFORMATION

       PROPERTY, CELLULAR PLANT AND EQUIPMENT

                                                 2001                 2000

       Land                                $   2,502,910        $   2,093,598
       Plant in service                      128,305,172           94,427,420
       Plant under construction                5,777,756            9,004,718
                                           -------------        -------------
                                             136,585,838          105,525,736
       Less accumulated deprecation          (47,116,542)         (32,002,418)
                                           -------------        -------------

                                           $  89,469,296        $  73,523,318
                                           =============        =============

       The Company capitalized interest in the amount of $581,879, $608,199 and $243,973 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, accounts payable included $1,269,501, $2,891,666 and $1,295,835, respectively, related to the purchase of property, cellular, plant and equipment.

       FCC LICENSES

                                                 2001                 2000

       Cellular license                    $ 173,541,780        $ 173,541,780
       LMDS licenses                             357,696              357,696
       PCS licenses                           22,879,812              287,300
       Other                                     354,900              354,900
                                           -------------        -------------
                                             197,134,188          174,541,676
       Less accumulated amortization          (9,922,264)          (5,416,412)
                                           -------------        -------------

                                           $ 187,211,924        $ 169,125,264
                                           =============        =============


3. ACQUISITIONS

       On February 29, 2000, the Company, through its wholly-owned subsidiary, Midwest Wireless Iowa, L.L.C., completed its acquisition of cellular communications properties providing services to a 28-county area of Iowa (the Iowa properties).

       On March 17, 2000, the Company through its wholly-owned subsidiary, Midwest Wireless Wisconsin, L.L.C., completed its acquisition of cellular communications properties providing services to a 4-county area of Wisconsin and Minnesota (the Wisconsin properties).

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses and is amortizing it over 39.5 years. The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

                                                                                     IOWA                 WISCONSIN
       Cash                                                                    $     89,242,760        $      5,078,783
       Equity units issued                                                           51,418,250              20,061,217
       Acquisition expenses                                                           2,760,681                 180,089
       Liabilities assumed:
          Accounts payable and accrued liabilities                                           --                  28,956
          Customer deposits                                                               4,700                  35,600
          Advance revenue                                                               792,218                  90,616
                                                                               ----------------        ----------------

             Total purchase price                                                   144,218,609              25,475,261

       Estimated fair value of tangible assets acquired:
          Accounts receivable                                                         1,699,586                 282,309
          Inventories                                                                    76,895                      --
          Property, cellular plant and equipment                                      9,101,600               2,497,400
                                                                               ----------------        ----------------

                                                                                     10,878,081               2,779,709
                                                                               ----------------        ----------------

       FCC licenses                                                            $    133,340,528        $     22,695,552
                                                                               ================        ================

       On June 25, 2001, the Company acquired eight digital PCS licenses from McLeod USA, Inc. for a total purchase price of $22,400,000. The purchase is for spectrum licenses only and does not include any other assets. The licenses cover a total population of approximately 1.4 million in 63 counties in northern Iowa, southern Minnesota, eastern South Dakota, eastern Nebraska and western Illinois. The purchase price together with costs incurred of approximately $100,000 to complete the transaction is allocated to FCC licenses.


4. PURCHASE AGREEMENT

       On August 10, 2001, the Company entered into a purchase agreement for the acquisition of three digital PCS licenses for a total purchase price of $8,635,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota. At December 31, 2001, the FCC has not approved this transaction. However, the Company expects approval and expects the acquisition will be completed in 2002.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5. MEMBERS' CAPITAL

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


6. DEBT

       Long-term debt consists of the following:

                                                            RATE AT                           BALANCE AT
                                                          DECEMBER 31                        DECEMBER 31
                                                       ----------------        -------------------------------------
                                          MATURITY     2001       2000                2001                  2000
        RTFC note, variable rate           5/12/09     5.25%      8.40%        $   10,928,336        $   12,052,934
        RTFC, variable rate                4/30/09     5.25%                       22,872,168                    --
        RTFC note, fixed rate              7/29/08     5.75%      5.75%             6,696,207             7,458,340
        RTFC note, variable rate           7/28/08     5.25%      8.40%             6,126,238             6,823,500
        RTFC revolving note                7/29/03     5.95%      9.10%                    --             2,500,000
        RTFC note, variable rate           3/2/10      5.25%      8.40%            88,254,536            95,743,583
        RTFC note, variable rate           2/3/15      5.25%      8.40%             7,916,809             8,259,053
        CoBank note, variable rate        10/21/02     4.85%                       20,000,000                    --
                                                                               --------------        --------------

                                                                               $  162,794,294        $  132,837,410
                                                                               ==============        ==============

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate of 4.45% and 7.6% at December 31, 2001 and 2000, respectively, plus one and one-half percent. The outstanding principal and interest are due upon maturity.

The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than 1.25. At December 31, 2001, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

On October 22, 2001 the Company entered into an agreement with CoBank, ACB ("CoBank") to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The agreement provides for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bear interest at LIBOR plus 2.5% or 4.85%. The outstanding principal and interest are due upon maturity (October 21, 2002). The agreement with CoBank expires on October 21, 2002. Management plans to pursue a refinancing of this debt prior to its maturity.

The revolving loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

RTFC and CoBank have agreed to share a security interest in the Company's assets on a pro rata basis.

Maturities of long-term debt are as follows:

        2002                                                  $  33,679,657
        2003                                                     14,655,912
        2004                                                     15,702,490
        2005                                                     16,826,497
        2006                                                     18,027,422
        Thereafter                                               63,902,316
                                                              -------------

                                                              $ 162,794,294
                                                              =============

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7. COMMITMENTS

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2001, are as follows:

           2002                                               $     671,973
           2003                                                     498,840
           2004                                                     413,579
           2005                                                     294,546
           2006                                                     154,359
           Thereafter                                               509,835
                                                              -------------

                                                              $   2,543,132
                                                              =============

       Rental expense was $955,514, $773,324 and $666,765 for the years ended December 31, 2001, 2000 and 1999, respectively.


8. EMPLOYEE BENEFITS

       The Company established the Midwest Wireless Holdings L.L.C. 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $376,783, $292,508 and $185,909 for the years ended December 31, 2001, 2000 and 1999, respectively. Profit sharing contribution expenses were $455,778, $309,312 and $210,606 for the years ended December 31, 2001, 2000 and 1999, respectively. Profit sharing contributions are 100% vested after five years of employment.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the
       Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,053,863, $1,137,500 and $639,458 in compensation expense related to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9. OPTION PLAN

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they were granted. At December 31, 2001, there were 37,940 units available for issuance under this plan.

                                                                              OPTIONS OUTSTANDING
                                                                          -----------------------------
                                                                                          WEIGHTED
                                                        AVAILABLE           NUMBER         AVERAGE
                                                           FOR                OF          PRICE PER
                                                          GRANT             UNITS           UNIT
        Balance, December 31, 1999                              --               --               --

           Authorized                                       46,742               --               --
           Granted                                          (4,092)           4,092       $   299.06
                                                       -----------         --------

        Balance, December 31, 2000                          42,650            4,092       $   299.06

           Granted                                          (4,710)           4,710       $   318.32
                                                       -----------         --------

        Balance, December 31, 2001                          37,940            8,802       $   309.37
                                                       ===========         ========

       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the period ended December 31, 2001 or 2000.

       If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                                         2001           2000

       Net income:
          As reported                              $ 16,588,360    $ 14,297,071
          Pro forma                                  16,373,577      14,251,198

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The weighted average fair value of options at the date of grant was $52.73 and $80.71 in 2001 and 2000, respectively.

       The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                          OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                              --------------------------------------------  --------------------------
                                                              WEIGHTED
                                                              AVERAGE         WEIGHTED                     WEIGHTED
                                                             REMAINING         AVERAGE                      AVERAGE
                    RANGE OF                                CONTRACTUAL       EXERCISE                     EXERCISE
                 EXERCISE PRICES               NUMBER           LIFE            PRICE         NUMBER         PRICE
       $299.06 - $318.32                         8,802           8.31        $    309.37           --            --

       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                                       FISCAL YEAR
                                               --------------------------------
                                                  2001                  2000

       Dividend yield                               2.47%                 2.07%
       Risk-free interest rate                      4.73%                 6.19%
       Expected lives                           10 years              10 years