Form 10-Q
period 2002-03-31
NEW ULM TELECOM INC
filed 2002-05-14
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended    March 31, 2002
                                               --------------------

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ________ to ________.


                       Commission File Number        0-3024
                                              ---------------------

                              New Ulm Telecom, Inc.
           ----------------------------------------------------------
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

                                 (507) 354-4111
           ----------------------------------------------------------
                         (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes ____X____    No ________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of
           Common stock, as of the latest practicable date: 5,115,585.
                                                            ---------

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES



                                    CONTENTS



                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  Unaudited Consolidated Balance Sheets                                    3-4

  Unaudited Consolidated Statements of Income                              5

  Unaudited Consolidated Statements of Stockholders' Equity                6

  Unaudited Consolidated Statements of Cash Flows                          7

  Notes to Unaudited Consolidated Financial Statements                     8-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                13-22

PART II. OTHER INFORMATION                                                 22

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  2002             2001
                                                              ------------     ------------
CURRENT ASSETS:
   Cash                                                       $    963,399     $  4,245,683
   Receivables, Net of Allowance for
     Doubtful Accounts of $27,155 and $24,500                    1,547,900        1,878,444
   Inventories                                                     932,806          966,565
   Prepaid Expenses                                                 79,746          112,210
                                                              ------------     ------------
     Total Current Assets                                        3,523,851        7,202,902
                                                              ------------     ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired                       3,248,495        3,248,495
   Notes Receivable from Officer                                   687,402          687,402
   Notes Receivable                                                253,024          252,854
   Cellular Investments                                          9,702,396        6,310,830
   Other Investments                                             1,260,455        1,154,736
                                                              ------------     ------------
     Total Investments and Other Assets                         15,151,772       11,654,317
                                                              ------------     ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                                     44,493,732       43,032,672
   Other Property & Equipment                                    2,455,126        2,396,063
   Cable Television Plant                                        1,585,050        1,539,443
                                                              ------------     ------------
     Total                                                      48,533,908       46,968,178
   Less Accumulated Depreciation                                23,797,964       22,973,617
                                                              ------------     ------------
     Net Property, Plant & Equipment                            24,735,944       23,994,561
                                                              ------------     ------------

TOTAL ASSETS                                                  $ 43,411,567     $ 42,851,780
                                                              ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                MARCH 31,      DECEMBER 31,
                                                                  2002             2001
                                                              ------------     ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                          $  1,500,000     $  1,866,666
   Accounts Payable                                                752,366          593,571
   Accrued Income Taxes                                            686,342               --
   Other Accrued Taxes                                              63,822           66,235
   Other Accrued Liabilities                                       531,927          484,458
                                                              ------------     ------------
      Total Current Liabilities                                  3,534,457        3,010,930
                                                              ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                            14,545,000       15,700,000
                                                              ------------     ------------

DEFERRED CREDITS:
   Income Taxes                                                  2,285,843        2,285,843
   Investment Tax Credits                                            9,365           10,251
                                                              ------------     ------------
      Total Deferred Credits                                     2,295,208        2,296,094
                                                              ------------     ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $1.67 Par Value, 19,200,000 Shares
      Authorized, 5,115,585 Shares Issued and Outstanding        8,525,975        8,525,975
   Retained Earnings                                            14,510,927       13,318,781
                                                              ------------     ------------
      Total Stockholders' Equity                                23,036,902       21,844,756
                                                              ------------     ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $ 43,411,567     $ 42,851,780
                                                              ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2002              2001
                                                           ------------      ------------
OPERATING REVENUES:
   Local Network                                           $    857,221      $    759,386
   Network Access                                             1,738,828         1,508,938
   Billing and Collection                                        71,125           102,904
   Miscellaneous                                                108,126           113,282
   Nonregulated                                                 890,852           740,655
                                                           ------------      ------------
      Total Operating Revenues                                3,666,152         3,225,165
                                                           ------------      ------------

OPERATING EXPENSES:
   Plant Operations                                             440,013           453,624
   Depreciation                                                 836,336           681,399
   Amortization                                                      12            28,456
   Customer                                                     231,146           243,341
   General and Administrative                                   475,883           420,411
   Other Operating Expenses                                     595,582           503,153
                                                           ------------      ------------
      Total Operating Expenses                                2,578,972         2,330,384
                                                           ------------      ------------

OPERATING INCOME                                              1,087,180           894,781
                                                           ------------      ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                                            (149,634)         (173,752)
   Interest Income                                               25,447            14,606
   Cellular Investment Income                                   753,319           346,909
   Gain from Cellular Dissolution                             1,153,889                --
   Other Investment Income (Expense)                            121,138            43,088
                                                           ------------      ------------
      Total Other Income, Net                                 1,904,159           230,851
                                                           ------------      ------------

INCOME BEFORE INCOME TAXES                                    2,991,339         1,125,632

INCOME TAXES                                                  1,211,645           471,265
                                                           ------------      ------------

NET INCOME BEFORE
    EXTRAORDINARY ITEM                                        1,779,694           654,367
                                                           ------------      ------------

EXTRAORDINARY LOSS ON
    EARLY DEBT RETIREMENT NET
    OF TAX BENEFIT OF $109,781                                 (161,419)               --
                                                           ------------      ------------

NET INCOME                                                 $  1,618,275      $    654,367
                                                           ============      ============

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2                              $       0.32      $       0.13
                                                           ============      ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2001 AND
                        THREE MONTHS ENDED MARCH 31, 2002

                                          Common Stock                 Retained
                                    Shares            Amount           Earnings
                                 ------------      ------------      ------------
BALANCE on December 31, 2000        1,731,955      $  8,659,775      $ 13,106,729

Retired Stock                         (26,760)         (133,800)         (846,777)
Net Income                                                              2,768,238
Dividends                                                              (1,709,409)
Three-for-One Stock Split           3,410,390

                                 ------------      ------------      ------------
BALANCE on December 31, 2001        5,115,585      $  8,525,975      $ 13,318,781

Net Income                                                              1,618,275
Dividends                                                                (426,129)

                                 ------------      ------------      ------------
BALANCE on March 31, 2002           5,115,585      $  8,525,975      $ 14,510,927
                                 ============      ============      ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THREE MONTHS ENDED
                                                                 2002              2001
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $  1,618,275      $    654,367
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                         836,348           709,855
            Cellular Investment Income                           (753,319)         (346,909)
            Distributions from Cellular Investments               125,982            86,812
            Gain from Cellular Dissolution                     (1,153,889)               --
           (Increase) Decrease in:
             Receivables                                          329,140           348,765
             Inventories                                           33,759           307,593
             Prepaid Expenses                                      32,464            37,929
           Increase (Decrease) in:
             Accounts Payable                                     158,795          (423,512)
             Accrued Income Taxes                                 686,342           133,551
             Other Accrued Taxes                                   (2,413)          (20,532)
             Other Accrued Liabilities                             47,469           (71,160)
             Deferred Investment Tax Credits                         (886)             (886)
                                                             ------------      ------------
               Net Cash Provided by Operating Activities        1,958,067         1,415,873
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net               (1,577,730)       (1,329,410)
   Change in Notes Receivable                                       1,234            24,296
   Purchase of Cellular Investments                            (1,610,341)               --
   Other, Net                                                    (105,719)          (42,145)
                                                             ------------      ------------
               Net Cash Used in Investing Activities           (3,292,556)       (1,347,259)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                        (2,941,666)          (91,667)
   Issuance of Long-Term Debt                                   1,420,000           900,000
   Retired Stock                                                       --          (476,277)
   Dividends Paid                                                (426,129)         (430,255)
                                                             ------------      ------------
               Net Cash Used in Financing Activities           (1,947,795)          (98,199)
                                                             ------------      ------------


NET INCREASE (DECREASE) IN CASH                                (3,282,284)          (29,585)

CASH
   AT BEGINNING OF PERIOD                                       4,245,683           700,744
                                                             ------------      ------------

CASH
   AT END OF PERIOD                                          $    963,399      $    671,159
                                                             ============      ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Shareholders and New Ulm Telecom, Inc.'s Annual Report on Form 10-K.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 for the period ended March 31, 2002, 5,176,380 for the period ended March 31, 2001. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                        2002           2001
                                        ----           ----
             Interest               $401,285       $174,652
             Income taxes            $72,200       $338,600

NOTE 4 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At March 31, 2002, there was $14,625,000 of direct borrowings outstanding under this facility at an interest rate of 3.21%. In addition, the Company has also secured a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At March 31, 2002, there was $1,420,000 of direct borrowings outstanding under this facility at an interest rate of 3.21%.

NOTE 5 - MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis.

At December 31, 2001 the Company had goodwill of $5,042,587, which was net of accumulated amortization of $1,489,771. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company has not completed the impairment tests for these assets, but does not presently believe that they have been materially impaired.

The Company owns 9.92% of Midwest Wireless Holdings, LLC (MWH) at March 31, 2002 (7.58% at December 31, 2001). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2001 MWH had investments in cellular, LMDS and PCS licenses totaling $187,212,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

The following table provides, on a pro forma basis, financial information for the periods ended March 31 as if the provisions of SFAS 142 had been effective January 1, 2001.

                                                   Three Months Ended March 31
                                                 -------------------------------
                                                       2002             2001
                                                 ------------      ------------
Operating Revenues                               $  3,666,152      $  3,225,165
Operating Expenses                                 (2,578,972)       (2,330,384)
Add back Amortization Expense                                            40,634
                                                 ------------      ------------

Operating Income                                    1,087,180           935,415

Other Income, net                                   1,904,159           230,851

Add back pro rata share of Midwest
    Wireless Holdings LLC amortization                                  131,128
                                                 ------------      ------------

Income Before Income Taxes                          2,991,339         1,297,394

Income Tax Expense                                 (1,211,645)         (471,265)
Tax Effect of Change in Amortization                                    (52,450)
                                                 ------------      ------------

Net Income Before Extraordinary Item                1,779,694           773,679

Extraordinary  Loss, Net of Tax Benefit              (161,419)
                                                 ------------      ------------

Adjusted Net Income                              $  1,618,275      $    773,679
                                                 ============      ============


Adjusted Basic and Diluted Net Income
    Per Share                                    $       0.32      $       0.15
                                                 ============      ============

NOTE 7 - SEGMENT INFORMATION

The Company is organized into five business segments: New Ulm Telecom, Inc. and its wholly owned subsidiaries; Western Telephone Company, Peoples Telephone Company, New Ulm Phonery, Inc., and a cellular investment recorded on the equity method. No single customer accounted for a material portion of the Company's revenues in any of the last three years. The Cellular investment is the Company's investment in Midwest Wireless Holdings LLC and is shown using the proportionate consolidation method.

Segment Information is as follows:

                                         New Ulm          Western          Peoples         New Ulm          Cellular
                                         Telecom         Telephone        Telephone        Phonery         Investment
                                      ------------     ------------     ------------     ------------     ------------
THREE MONTHS ENDED MARCH 31, 2002
Operating Revenues                    $  2,218,347     $    588,382     $    249,460     $    501,786     $  3,415,821
Operating Expenses                       1,782,710          253,666          140,880          295,718        2,569,781
                                      ------------     ------------     ------------     ------------     ------------
Operating income                           435,637          334,716          108,580          206,068          846,039
Interest expense                          (141,546)          (5,571)          (2,517)                         (263,948)
Cellular Investment Income                                                   177,698
Gain on Cellular Dissolution                                               1,153,889
Other Investment Income                    102,645              566           43,076              298          171,228
                                      ------------     ------------     ------------     ------------     ------------
Income before income taxes            $    396,736     $    329,711     $  1,480,726     $    206,366     $    753,319
                                      ============     ============     ============     ============     ============

Depreciation and amortization         $    667,534     $     94,490     $     38,181     $     36,131     $    490,023
                                      ============     ============     ============     ============     ============

Total Assets                          $ 49,648,639     $  9,627,010     $  4,912,000     $  3,757,135     $ 31,101,074
                                      ============     ============     ============     ============     ============

Capital Expenditures                  $  1,511,727     $      4,141     $      4,163     $     57,699     $    684,275
                                      ============     ============     ============     ============     ============

                                         Segment
                                         Totals           Others        Eliminations     Consolidated
                                      ------------     ------------     ------------     ------------
THREE MONTHS ENDED MARCH 31, 2002
Operating Revenues                    $  6,973,796     $    108,177     $ (3,415,821)    $  3,666,152
Operating Expenses                       5,042,755          105,998       (2,569,781)       2,578,972
                                      ------------     ------------     ------------     ------------
Operating income                         1,931,040            2,179         (846,039)       1,087,180
Interest expense                          (413,582)                          263,948         (149,634)
Cellular Investment Income                 177,698                           575,621          753,319
Gain on Cellular Dissolution             1,153,889                                          1,153,889
Other Investment Income                    317,813                          (171,228)         146,585
                                      ------------     ------------     ------------     ------------
Income before income taxes            $  3,166,858     $      2,179     $   (177,698)    $  2,991,339
                                      ============     ============     ============     ============

Depreciation and amortization         $  1,326,359     $         --     $   (490,011)    $    836,348
                                      ============     ============     ============     ============

Total Assets                          $ 99,045,858     $  6,326,124     $(61,960,415)    $ 43,411,567
                                      ============     ============     ============     ============

Capital Expenditures                  $  2,262,005     $         --     $   (684,275)    $  1,577,730
                                      ============     ============     ============     ============

                                         New Ulm          Western          Peoples         New Ulm          Cellular
                                         Telecom         Telephone        Telephone        Phonery         Investment
                                      ------------     ------------     ------------     ------------     ------------
THREE MONTHS ENDED MARCH 31, 2001
Operating Revenues                    $  1,772,389     $    568,880     $    264,799     $    457,262     $  2,291,360
Operating Expenses                       1,549,708          257,313          136,494          297,070        1,779,923
                                      ------------     ------------     ------------     ------------     ------------
Operating income                           222,681          311,567          128,305          160,192          511,437
Interest expense                          (160,094)          (9,399)          (4,259)                         (165,082)
Cellular Investment Income
Other Investment Income                     39,290            1,508           16,321              575              554
                                      ------------     ------------     ------------     ------------     ------------
Income before income taxes            $    101,877     $    303,676     $    140,367     $    160,767     $    346,909
                                      ============     ============     ============     ============     ============

Depreciation and amortization         $    538,197     $     93,559     $     30,802     $     47,297     $    322,919
                                      ============     ============     ============     ============     ============

Total Assets                          $ 42,939,691     $  9,439,376     $  3,789,787     $  3,242,348     $ 20,402,721
                                      ============     ============     ============     ============     ============

Capital Expenditures                  $  1,240,761     $     30,601     $     17,555     $     40,493     $    417,035
                                      ============     ============     ============     ============     ============

                                         Segment
                                         Totals           Others        Eliminations     Consolidated
                                      ------------     ------------     ------------     ------------
THREE MONTHS ENDED MARCH 31, 2001
Operating Revenues                    $  5,354,690     $    161,835     $ (2,291,360)    $  3,225,165
Operating Expenses                       4,020,508           89,799       (1,779,923)       2,330,384
                                      ------------     ------------     ------------     ------------
Operating income                         1,334,182           72,036         (511,437)         894,781
Interest expense                          (338,834)                          165,082         (173,752)
Cellular Investment Income                                                   346,909          346,909
Other Investment Income                     58,248                              (554)          57,694
                                      ------------     ------------     ------------     ------------
Income before income taxes            $  1,053,596     $     72,036     $         --     $  1,125,632
                                      ============     ============     ============     ============

Depreciation and amortization         $  1,032,774     $         --     $   (322,919)    $    709,855
                                      ============     ============     ============     ============

Total Assets                          $ 79,813,923     $  5,544,093     $(50,226,100)    $ 35,131,916
                                      ============     ============     ============     ============

Capital Expenditures                  $  1,746,445     $         --     $   (417,035)    $  1,329,410
                                      ============     ============     ============     ============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                      THE THREE MONTHS ENDED MARCH 31, 2001


BUSINESS SEGMENTS

The Company operates five business segments: the majority of its operations consists of four segments that provide telephone and related ancillary services, and cable television services to numerous communities in Minnesota and Iowa. A fifth segment has a 9.92% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of the L.L.C.

CONSOLIDATED OPERATING RESULTS

     * Total operating revenues were $3,666,152 for the three months ended March 31, 2002, for an increase of 13.7% or $440,987. The New Ulm Telecom sector provided an increase in operating revenues of $445,958 with its new and expanded service offerings: digital video and digital subscriber line (DSL). New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these new services to its subscribers. All other segments had relatively no change.

     * Operating expenses for the three months ended March 31, 2002 increased $248,588 or 10.7% compared to the same period in 2001. The New Ulm Telecom sector provided $233,002 of the increase, with $146,303 of the increase attributed to depreciation expense and $59,680 of the increase associated with additional expenses (programming fees, transport cost, employee cost, advertising) incurred with the introduction of video services offered in the City of New Ulm, Minnesota. The remaining $27,019 of the increase is reflective of additional general and administrative expenses associated with the Company's desire to compete in all aspects of communications services.

     * Other income for the three months ended March 31, 2002 increased $1,673,308 over the same period in 2001. The dissolution of two Cellular Corporations in Iowa allowed the Company to recognize a gain on dissolution of $1,153,880. This dissolution allowed Peoples Telephone Company to purchase additional units in MWH and recognize a 2.34% interest. 2002 revenue and income growth of MWH realized a gain of $228,712 over the same period in 2001. Due to the increased ownership in MWH through the dissolution of the Cellular Corporations in Iowa and the purchase of additional shares, the Peoples Telephone Company realized additional investment income of $177,698. The remaining $113,018 increase over 2001 is accounted for by reduced interest rates on debt in comparison to the prior year and increases in other investment income for Fibercom, L.L.C. and CoBank.

     * Net income was $1,618,275 at March 31, 2002 compared with $654,367 for the same period in 2001. This $963,908 or 147.3% increase is primarily attributed to our gains from dissolution.

     * The $161,419 after-tax extraordinary loss is related to the early extinguishment of debt. On March 1, 2002 the Company repaid the $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company. This loss is reflective of the prepayment penalty on the debt.

In the Segment operations discussions which follow, specific discussion of year-to-year comparisons are given. (See Note 7 - Segment Information, pg. 11) An overall review of the year-to-year comparisons of Company operations is provided in the following table:

Summary of Operations

------------------------------------------------------------------------
                                     2002                  2001
------------------------------------------------------------------------
Quarter Ended March 31:
  Operating Income:
    New Ulm Telecom             $    435,637          $    222,681
    Western Telephone                334,716               311,567
    Peoples Telephone                108,580               128,305
    New Ulm Phonery                  206,068               160,192
    Other                              2,179                72,036
                                ------------          ------------
        Total                      1,087,180               894,781
  Other Income                     2,053,793               404,603
  Interest Expense                  (149,634)             (173,752)
  Income Taxes                    (1,211,645)             (471,265)
                                ------------          ------------

  Net Income Before
    Extraordinary Loss             1,779,694               654,367
                                ------------          ------------

  Extraordinary Loss                (161,419)                   --
                                ------------          ------------

  Net Income                    $  1,618,275          $    654,367
                                ============          ============

  Basic and Diluted
  Earnings Per Share                     .32                   .13

  Weighted Average
    Shares Outstanding             5,115,585             5,176,380

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

NEW ULM TELECOM OPERATIONS

New Ulm Telecom revenues represent 60.5% of the March 31, 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 13,300 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues for the period ending March 31, 2002 have grown $445,958 or 25.2% over the same period last year.

Local network revenue increased in the New Ulm Telecom segment by $81,286 or 12.8% for the three months ended March 31, 2002 compared to the same period in 2001. The increase is significant considering the number of access lines decreased by 1.7%. Targeted marketing and promotions and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges, achieved this revenue increase. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $51,900 of the increase. A local service rate increase beginning in February 2001 provided approximately $18,000 additional local service revenues for the period ending March 31, 2002 over the same period ending in 2001.

Network access revenue increased $231,735 or 24.3% for the three months ended March 31, 2002 compared with the same period in 2001. This increase in network access revenue is significant considering that the company experienced a 1.0% decrease in access minutes for the period ending March 31, 2002, a common industry trend. The New Ulm Telecom segment has invested over $15 million in capital expenditures during the past two years. These capital expenditures have enhanced this segment's infrastructure and have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association
(NECA). New Ulm Telecom is now eligible for high-cost loop funding.

Other operating revenues increased $132,937 or 72.4% for the three months ended March 31, 2002 compared with the same period in 2001. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for the increase in these revenues.

Operating income increased $212,956 or 95.6% for the three months ended March 31, 2002 compared with the same period in 2001. The increase in operating income was primarily due to the increase in other revenues associated with our new service offerings of video and DSL, and the additional settlements from NECA, along with high-cost loop funding.

Cash operating expenses increased $103,665 or 10.3% for the three-month period ended March 31, 2002 compared with the same period ended in 2001. Cash operating expenses have increased due to the number of services offered. The New Ulm Telecom segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The Company is striving for cost efficiencies and technological improvement to maintain its operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $129,337 or 24.0% for the three months ended March 31, 2002 compared with the same period in 2001. Depreciation expense is the main cause of this increase. The $146,303 increase in depreciation expense is reflective of the new investments of over $15 million in the segment's infrastructure. Also, a $7,061 increase in amortization of leasehold improvements reflects the Company's continued growth and expansion, and the need for additional office and retail space. These increases are offset by a $24,027 decrease in the amortization of goodwill expense (See note 6 - pg. 9) due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The $114,483 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the New Ulm Telecom segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $1,103,171 for the period ended March 31, 2002 compared with $760,878 for the same period in 2001. This $342,293 or 45.0% increase was realized primarily through increased revenues.

-------------------------
(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.


WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company revenues represent 16.1% of the March 31, 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 2,600 customers access to Western Telephone Company's local network, and in providing interexchange access for long distance carriers. The Western Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to it subscribers.

Local network revenues increased in the Western Telephone Company segment by $12,826 or 14.3% for the three months ended March 31, 2002 compared to the same period in 2001. This revenue increase was accomplished with the promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $12,000 of the 2002 increase.

Network access revenue increased $14,260 or 3.8% for the period ended March 31, 2002 compared to the same period ended in 2001. Access minutes decreased 11.7%. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use.

Cash operating expenses decreased $4,578 or 2.8% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Cash operating expenses have decreased due to the Company's success with striving for cost efficiencies and controlling expenses.

Noncash operating expenses have increased $931 or 1.0% for the period ended March 31, 2002 compared to the same period ended in 2001. Depreciation is the main cause of this increase. The slight increase is reflective of the steady amount of capital investments.

The $32,290 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the Western Telephone Company segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $429,206 for the period ended March 31, 2002 compared with $405,126 for the same period in 2001. This $24,080 or 5.9% increase was realized primarily through increased revenues.

-------------------------
(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.


PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company revenues represent 6.8% of the March 31, 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 930 customers access to Peoples Telephone Company's local network, and in providing interexchange access for long distance carriers. The Peoples Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to it subscribers.

Local network revenue increased in the Peoples Telephone Company segment by $3,723 or 10.9% for the period ended March 31, 2002 compared to the same period in 2001. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of digital subscriber line
(DSL), to supplement basic line charges. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $3,000 of the 2002 increase.

Network access revenue decreased $16,105 or 9.0% and access minutes decreased 13.0% for the three months ended March 31, 2002 compared to the same period ended in 2001. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decease the volume of switched minutes of use. The construction of a fiber route in 1998 and 1999 allowed the Peoples Telephone Company segment to gain access to a larger fiber optic network. This network increased access revenue due to an increase in transport facilities, which minimized the network access revenue decrease caused by the decrease in access minutes of use.

Cash operating expenses decreased $3,005 or 2.8% for the period ended March 31, 2002 compared to the same period ended 2001. Cash operating expenses have decreased due to the Company's success with striving for cost efficiencies and controlling expenses.

Noncash operating expenses increased $7,390 or 24.0% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Depreciation expense is the main cause for this increase. The increase in depreciation is reflective of the capital investments in this segment.

Other income increased by $1,360,084 for the period ended March 31, 2002 compared to the same period ended 2001. The main sources of the increase are the gain recognized from the dissolution of Three Lakes Cellular, Inc. and Cherokee Cellular, Inc., which is accountable for $1,153,889 of the increase, and income from the MWH investment due to increased ownership through the dissolution and the purchase of additional shares accounted for $177,698 of the increase. The Peoples Telephone Company segment has a 2.34% interest in MWH and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of this L.L.C..

The $14,646 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the Peoples Telephone Company segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $146,773 for the period ended March 31, 2002 compared with $159,109 for the same period in 2001. This $12,333 or 7.8% decrease was primarily due to decreased access network revenues.

-------------------------
(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.


NEW ULM PHONERY OPERATIONS

New Ulm Phonery represents 13.7% of the March 31, 2002 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by New Ulm Telecom, Inc. (New Ulm, Springfield and Sanborn, Minnesota and Aurelia, Iowa). In addition, the Company leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers.

Operating revenue increased $44,524 or 9.7% for the period ended March 31, 2002 compared to the same period ended 2001. This increase was primarily due to increased Internet revenues.

Cash operating expenses increased $9,814 or 3.9% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for our customers' communications needs. Increased emphasis of Internet access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Phonery segment.

Noncash operating expenses decreased $11,166 or 23.6%. The decrease is attributable to a drop in depreciation expense, as some of the Company's capital investment has become fully depreciated due to the Company's aggressive depreciation schedule that has made it possible for us to continually offer products and services that allow our customers the ability to stay on the cutting edge of technology.

The EBITDA(1) for this segment was $242,199 for the period ended March 31, 2002 compared with $207,489 for the same period in 2001. This $34,710 or 16.7% increase was primarily due to increased Internet revenues.

-------------------------
(1) - EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. The Company sees value in disclosing its calculation of EBITDA for the financial community and in displaying the change in EBITDA. The Company believes an increasing EBITDA depicts increased ability to attract financing and increased valuation of the Company's business.


CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. The segment information is shown using the proportionate consolidation method. Segment amounts represent 9.92% of MWH March 31, 2002 financial statement totals. March 31, 2001 segment amounts represent 7.58% of MWH totals. Cellular investment income increased $406,410 or 117.2% for the period ended March 31, 2002 compared to the same period ended in 2001. This increase is the result of revenues and income that continues to grow as MWH gains market share and an additional 2.34% MWH interest acquired by Peoples Telephone Company through the dissolution of two Cellular Corporations and the purchase of additional shares in 2002 (See Peoples Telephone Company Segment). Also, the adoption of SFAS No. 142 by MWH resulted in a decrease in amortization expense of $131,128 for the cellular investment for March 31, 2002.



LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for New Ulm Telecom, Inc. was $37,581,902 at March 31, 2002, reflecting 61.3% equity and 38.7% debt. This compares to a capital structure of $37,544,756 at December 31, 2001, reflecting 58.2% equity and 41.8% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS

Cash provided by operations was $1,958,067 for the three-month period ended March 31, 2002 compared to $1,415,873 for the three-month period ended March 31, 2001. Cash flows from operations for the three months ended March 31, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $3,292,556 for the three months ended March 31, 2002 compared to $1,347,259 for the same period in 2001. Purchase of cellular investments were $1,610,341 for the three months ended

March 31, 2002 due to the purchase of shares by Peoples Telephone Company in MWH due to the dissolution of Three Lakes Cellular, Inc. and the Cherokee Cellular, Inc. "C" Corporations compared to no capital outlay for the purchase of cellular investments for the same period in 2001. Capital expenditures relating to on-going businesses were $1,577,730 during the first three months of 2002 as compared to $1,329,410 for the same period in 2001. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN.

Cash flows used in financing activities was $1,947,795 for the three-month period ended March 31, 2002 compared to $98,199 for the three-month period ended March 31, 2001. Included in cash flows used in financing activities are debt repayments, debt borrowings, repurchased and retired stock, and dividend payments. During the first three month of 2002, New Ulm Telecom, Inc. borrowed $1,420,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company. During the first three months of 2001, New Ulm Telecom, Inc. borrowed $900,000 to cover cash requirements, primarily for capital expenditures.

DIVIDENDS

The Company paid dividends of $426,129 in the first quarter of 2002 compared to $430,255 for the same period in 2001. This was a dividend of $.0833 per share, which was equal to the $.0833 per share paid in the same period in 2001. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Company has made no announcements or plans to increase the dividends above historic levels for the remainder of 2002. Paying at the existing level of dividends is not expected to negatively impact the liquidity of the Company.

SHARE REPURCHASE PROGRAM

In 2001 the Company's Board of Directors authorized management to repurchase shares of Company common stock through private transactions. During 2001, the Company repurchased 26,760 shares for $981,000. During the first three months of 2001, the Company repurchased 12,990 shares for $476,277. The Company has no plans to repurchase any shares in 2002.

WORKING CAPITAL

Working capital was a negative $10,606 as of March 31, 2002, compared to working capital of $4,191,972 as of December 31, 2001. However, the 2001 net working capital includes over $3,000,000 of CoBank loan advances received in December 2001. These funds were expended in the first quarter 2002. They were used to purchase additional common stock investments in two Iowa RSA corporations and early retirement of Phoenix Life Mutual Insurance Company long-term debt. The decrease in working capital is primarily due to the increase in accrued income taxes and the reduction of cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.0 as of March 31, 2002 and 2.4:1.0 as of December 31, 2001.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At March 31, 2002, there was $14,625,000 of direct borrowings outstanding under this facility at an interest rate of 3.21%.

In addition, the Company has also secured a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter begin once the funds are fully drawn or reduces to an amount that equals what has been borrowed. At March 31, 2002, there was $1,420,000 of direct borrowings outstanding under this facility at an interest rate of 3.21%. Unadvanced loan funds totaled $8,580,000 at March 31, 2002. These loan funds are designated for future telecommunications plant construction and for cellular investments.

The Company had three unsecured notes payable to Phoenix Home Life Mutual Insurance Company. By mutual agreement these notes were paid in full on March 1, 2002 using funds from CoBank.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of senior debt and bank lines of credit. The Company is comfortable with debt to total capital proportions of 40 to 55 percent.



ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

New Ulm Telecom, Inc. does not have operations subject to risks of foreign currency fluctuations, nor does New Ulm Telecom, Inc. use derivative financial instruments in its operations or investment portfolio. New Ulm Telecom, Inc.'s earnings are affected by changes in interest rates as its long-term debt is based on variable rates. Should interest rates rise significantly, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.


PART II. OTHER INFORMATION

Items 1-6. Not Applicable

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated: April 30, 2002                   By  /s/ James P. Jensen
                                            ----------------------------------
                                            James P. Jensen, Chairman


Dated: April 30, 2002                   By  /s/ Bill Otis
                                            ----------------------------------
                                            Bill Otis, President