Form 10-Q
period 2002-06-30
NEW ULM TELECOM INC
filed 2002-08-12
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended      June 30, 2002
                                                    -------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from __________ to __________.


                        Commission File Number     0-3024
                                               --------------

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

                 27 N. Minnesota Street, New Ulm, MN 56073-0697
             ------------------------------------------------------
                    (Address of Principal executive offices)

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
                                                           -----------

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES



                                    CONTENTS



                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  Unaudited Consolidated Balance Sheets                                    3-4

  Unaudited Consolidated Statements Income                                 5

  Unaudited Consolidated Statements of Stockholders' Equity                6

  Unaudited Consolidated Statements of Cash Flows                          7

  Notes to Unaudited Consolidated Financial Statements                     8-14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                15-26

PART II. OTHER INFORMATION                                                 26-27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                               JUNE 30,       DECEMBER 31,
                                                                 2002             2001
                                                             ------------     ------------
CURRENT ASSETS:
   Cash                                                      $    537,279     $  4,245,683
   Receivables, Net of Allowance for
     Doubtful Accounts of $27,495 and $24,500                   1,696,186        1,878,444
   Materials, Supplies, and Inventories                           978,694          966,565
   Prepaid Expenses                                               111,452          112,210
                                                             ------------     ------------
     Total Current Assets                                       3,323,611        7,202,902
                                                             ------------     ------------

INVESTMENTS & OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired                      3,247,468        3,248,495
   Notes Receivable from Officer                                  687,402          687,402
   Notes Receivable                                               252,911          252,854
   Cellular Investments                                        10,971,957        6,310,830
   Other Investments                                            1,322,954        1,154,736
                                                             ------------     ------------
     Total Investments and Other Assets                        16,482,692       11,654,317
                                                             ------------     ------------

PROPERTY, PLANT & EQUIPMENT:
   Telecommunications Plant                                    45,861,264       43,032,672
   Other Property & Equipment                                   2,432,416        2,396,063
   Cable Television Plant                                       1,601,921        1,539,443
                                                             ------------     ------------
     Total                                                     49,895,601       46,968,178
   Less Accumulated Depreciation                               24,547,372       22,973,617
                                                             ------------     ------------
     Net Property, Plant & Equipment                           25,348,229       23,994,561
                                                             ------------     ------------

TOTAL ASSETS                                                 $ 45,154,532     $ 42,851,780
                                                             ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                JUNE 30,       DECEMBER 31,
                                                                  2002             2001
                                                              ------------     ------------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                          $  1,500,000     $  1,866,666
   Accounts Payable                                                457,383          593,571
   Accrued Income Taxes                                             55,387               --
   Other Accrued Taxes                                              74,090           66,235
   Other Accrued Liabilities                                       475,706          484,458
                                                              ------------     ------------
      Total Current Liabilities                                  2,562,566        3,010,930
                                                              ------------     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                            16,720,000       15,700,000
                                                              ------------     ------------

DEFERRED CREDITS:
   Income Taxes                                                  2,285,843        2,285,843
   Investment Tax Credits                                            8,480           10,251
                                                              ------------     ------------
      Total Deferred Credits                                     2,294,323        2,296,094
                                                              ------------     ------------

STOCKHOLDERS' EQUITY:
   Common Stock - $1.67 Par Value, 19,200,000 Shares
      Authorized, 5,115,585 Shares Issued and Outstanding        8,525,975        8,525,975
   Retained Earnings                                            15,051,668       13,318,781
                                                              ------------     ------------
      Total Stockholders' Equity                                23,577,643       21,844,756
                                                              ------------     ------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $ 45,154,532     $ 42,851,780
                                                              ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                            2002             2001             2002             2001
                                        ------------     ------------     ------------     ------------
OPERATING REVENUES:
   Local Network                        $    906,066     $    795,507     $  1,763,287     $  1,554,893
   Network Access                          1,589,390        1,507,473        3,328,218        3,016,411
   Billing and Collection                     74,169          112,874          145,294          215,778
   Miscellaneous                             106,613          112,591          214,739          225,873
   Nonregulated                            1,023,303          802,075        1,914,155        1,542,730
                                        ------------     ------------     ------------     ------------
      Total Operating Revenues             3,699,541        3,330,520        7,365,693        6,555,685
                                        ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Plant Operations                          415,518          454,405          855,531          908,029
   Depreciation                              835,036          681,401        1,671,372        1,362,800
   Amortization                                1,038           28,456            1,050           56,912
   Customer Operations                       240,806          153,777          471,952          397,118
   General and Administrative                517,009          492,880          992,892          913,291
   Other Operating Expenses                  636,677          647,839        1,232,259        1,150,992
                                        ------------     ------------     ------------     ------------
      Total Operating Expenses             2,646,084        2,458,758        5,225,056        4,789,142
                                        ------------     ------------     ------------     ------------

OPERATING INCOME                           1,053,457          871,762        2,140,637        1,766,543
                                        ------------     ------------     ------------     ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                         (153,958)        (169,153)        (303,592)        (342,905)
   Interest Income                             1,996            9,421           27,443           24,027
   Cellular Partnership Income               696,735          576,212        1,450,054          923,121
   Gain from Cellular Dissolution                 --               --        1,153,889               --
   Other Investment Income (Expense)          24,999            6,249          146,137           49,337
                                        ------------     ------------     ------------     ------------
      Total Other Income, Net                569,772          422,729        2,473,931          653,580
                                        ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                 1,623,229        1,294,491        4,614,568        2,420,123

INCOME TAXES                                 656,359          539,588        1,868,004        1,010,853
                                        ------------     ------------     ------------     ------------

NET INCOME BEFORE
    EXTRAORDINARY ITEM                       966,870          754,903        2,746,564        1,409,270
                                        ------------     ------------     ------------     ------------

EXTRAORDINARY LOSS ON
    EARLY DEBT RETIREMENT NET
    OF TAX BENEFIT OF $109,781                    --               --         (161,419)              --
                                        ------------     ------------     ------------     ------------

NET INCOME                              $    966,870     $    754,903     $  2,585,145     $  1,409,270
                                        ============     ============     ============     ============

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2           $       0.19     $       0.15     $       0.51     $       0.28
                                        ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2001 AND
                         SIX MONTHS ENDED JUNE 30, 2002


                                          COMMON STOCK                 RETAINED
                                    SHARES            AMOUNT           EARNINGS
                                 ------------      ------------      ------------
BALANCE on December 31, 2000        1,731,955      $  8,659,775      $ 13,106,729

Retired Stock                         (26,760)         (133,800)         (846,777)
Net Income                                                              2,768,238
Dividends                                                              (1,709,409)
Three-for-One Stock Split           3,410,390
                                 ------------      ------------      ------------
BALANCE on December 31, 2001        5,115,585      $  8,525,975      $ 13,318,781

Net Income                                                              2,585,145
Dividends                                                                (852,258)
                                 ------------      ------------      ------------
BALANCE on June 30, 2002            5,115,585      $  8,525,975      $ 15,051,668
                                 ============      ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        FOR SIX MONTHS ENDED JUNE 30,
                                                                           2002              2001
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $  2,585,145      $  1,409,270
      Adjustments to Reconcile Net Income to Net
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                                 1,672,422         1,419,712
            Cellular Investment Income                                   (1,450,054)         (923,121)
            Distributions from Cellular Investments                         358,327           264,383
            Gain from Cellular Dissolution                               (1,153,889)               --
           (Increase) Decrease in:
             Receivables                                                    179,799           223,236
             Inventories                                                    (12,129)          490,134
             Prepaid Expenses                                                   758            63,079
           Increase (Decrease) in:
             Accounts Payable                                              (136,188)         (407,954)
             Accrued Income Taxes                                            55,387            52,024
             Other Accrued Taxes                                              7,855           (15,791)
             Other Accrued Liabilities                                       (8,752)          (52,172)
             Deferred Investment Tax Credits                                 (1,771)           (1,772)
                                                                       ------------      ------------
               Net Cash Provided by Operating Activities                  2,096,910         2,521,028
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant & Equipment, Net                         (3,025,063)       (2,866,946)
   Change in Notes Receivable                                                 2,402            25,615
   Purchase of Cellular Investments                                      (2,415,511)               --
   Other, Net                                                              (168,218)          (46,594)
                                                                       ------------      ------------
               Net Cash Used in Investing Activities                     (5,606,390)       (2,887,925)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                                  (3,316,666)         (183,333)
   Issuance of Long-Term Debt                                             3,970,000         2,326,000
   Retired Stock                                                                 --          (980,577)
   Dividends Paid                                                          (852,258)         (856,811)
                                                                       ------------      ------------
               Net Cash Provided by (Used in) Financing Activities         (198,924)          305,279
                                                                       ------------      ------------


NET DECREASE IN CASH                                                     (3,708,404)          (61,618)

CASH
   AT BEGINNING OF PERIOD                                                 4,245,683           700,744
                                                                       ------------      ------------

CASH
   AT END OF PERIOD                                                    $    537,279      $    639,126
                                                                       ============      ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Shareholders and New Ulm Telecom, Inc.'s Annual Report on Form 10-K.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 for the period ended June 30, 2002, 5,155,725 for the period ended June 30, 2001. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:

                                       2002         2001
                                       ----         ----
             Interest              $543,314     $348,943
             Income taxes        $1,360,400     $960,600

NOTE 4 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2002, there was $14,250,000 of direct borrowings outstanding under this facility at an interest rate of 3.17%. In addition, the Company has also secured a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2002, there was $3,970,000 of direct borrowings outstanding under this facility at an interest rate of 3.17%.

NOTE 5 - MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment or useful lives on at least an annual basis.

At December 31, 2001 the Company had goodwill of $5,042,587, which was net of accumulated amortization of $1,489,771. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets have been materially impaired.

The Company owns 9.92% of Midwest Wireless Holdings, LLC (MWH) at June 30, 2002 (7.58% at December 31, 2001). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2001 MWH had investments in cellular, LMDS and PCS licenses totaling $187,212,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

The following table provides, on a pro forma basis, financial information for the periods ended June 30, 2002 as if the provisions of SFAS 142 had been effective January 1, 2001.

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
                                               2002             2001             2002             2001
                                           ------------     ------------     ------------     ------------
Operating Revenues                         $  3,699,541     $  3,330,520     $  7,365,693     $  6,555,685
Operating Expenses                           (2,646,084)      (2,458,758)      (5,225,056)      (4,789,142)
Add back Amortization Expense                                     40,634                            81,268
                                           ------------     ------------     ------------     ------------

Operating Income                              1,053,457          912,396        2,140,637        1,847,811

Other Income, net                               569,772          422,729        2,473,931          653,580

Add back pro rata share of Midwest
    Wireless Holdings LLC amortization                           131,128                           262,256
                                           ------------     ------------     ------------     ------------

Income Before Income Taxes                    1,623,229        1,466,253        4,614,568        2,763,647

Income Tax Expense                             (656,359)        (539,588)      (1,868,004)      (1,010,853)
Tax Effect of Change in Amortization                             (52,452)                         (104,902)
                                           ------------     ------------     ------------     ------------

Net Income Before Extraordinary Item            966,870          874,213        2,746,564        1,647,892

Extraordinary  Loss, Net of Tax Benefit                                          (161,419)
                                           ------------     ------------     ------------     ------------

Adjusted Net Income                        $    966,870     $    874,213     $  2,585,145     $  1,647,892
                                           ============     ============     ============     ============


Adjusted Basic and Diluted Net Income
    Per Share                              $       0.19     $       0.17     $       0.51     $       0.32
                                           ============     ============     ============     ============

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

Segment Information is as follows:

                                       New Ulm           Western           Peoples           New Ulm          Cellular
                                       Telecom          Telephone         Telephone          Phonery         Investment
                                    -------------     -------------     -------------     -------------     -------------
THREE MONTHS ENDED JUNE 30, 2002
Operating Revenues                  $   2,108,381     $     617,097     $     259,996     $     532,199     $   3,832,988
Operating Expenses                      1,787,786           257,441           147,284           327,755         2,844,385
                                    -------------     -------------     -------------     -------------     -------------
Operating income                          320,595           359,656           112,712           204,444           988,604
Interest expense                         (153,854)              (98)               (6)                           (247,025)
Cellular Investment Income                                                    164,351
Other Investment Income                       486               541            25,743               225           (44,844)
                                    -------------     -------------     -------------     -------------     -------------
Income before income taxes          $     167,227     $     360,099     $     302,800     $     204,669     $     696,735
                                    =============     =============     =============     =============     =============

Depreciation and amortization       $     667,535     $      94,490     $      38,205     $      35,856     $     477,767
                                    =============     =============     =============     =============     =============

Total Assets                        $  50,101,639     $   9,835,983     $   5,013,057     $   3,878,825     $  32,149,807
                                    =============     =============     =============     =============     =============

Capital Expenditures                $   1,356,116     $      32,273     $      14,397     $      44,547     $     911,151
                                    =============     =============     =============     =============     =============

                                       Segment
                                        Totals            Others         Eliminations      Consolidated
                                    -------------     -------------     -------------     -------------
THREE MONTHS ENDED JUNE 30, 2002
Operating Revenues                  $   7,350,661     $     181,868     $  (3,832,988)    $   3,699,541
Operating Expenses                      5,364,651           125,818        (2,844,385)        2,646,084
                                    -------------     -------------     -------------     -------------
Operating income                        1,986,011            56,050          (988,604)        1,053,457
Interest expense                         (400,983)                            247,025          (153,958)
Cellular Investment Income                164,351                             532,384           696,735
Other Investment Income                   (17,849)                             44,844            26,995
                                    -------------     -------------     -------------     -------------
Income before income taxes          $   1,731,530     $      56,050     $    (164,351)    $   1,623,229
                                    =============     =============     =============     =============

Depreciation and amortization       $   1,313,853     $          --     $    (477,779)    $     836,074
                                    =============     =============     =============     =============

Total Assets                        $ 100,979,311     $   6,684,957     $ (62,509,736)    $  45,154,532
                                    =============     =============     =============     =============

Capital Expenditures                $   2,358,484     $          --     $    (911,151)    $   1,447,333
                                    =============     =============     =============     =============

                                       New Ulm         Western          Peoples          New Ulm          Cellular
                                       Telecom        Telephone        Telephone         Phonery         Investment
                                    ------------     ------------     ------------     ------------     ------------
THREE MONTHS ENDED JUNE 30, 2001
Operating Revenues                  $  1,866,839     $    569,472     $    262,527     $    481,328     $  2,627,297
Operating Expenses                     1,637,142          264,095          127,893          319,258        1,841,402
                                    ------------     ------------     ------------     ------------     ------------
Operating income                         229,697          305,377          134,634          162,070          785,895
Interest expense                        (155,898)          (9,122)          (4,133)                         (254,619)
Cellular Investment Income
Other Investment Income                    1,135            1,459           12,575              501           44,936
                                    ------------     ------------     ------------     ------------     ------------
Income before income taxes          $     74,934     $    297,714     $    143,076     $    162,571     $    576,212
                                    ============     ============     ============     ============     ============

Depreciation and amortization       $    538,196     $     93,561     $     30,803     $     47,297     $    445,999
                                    ============     ============     ============     ============     ============

Total Assets                        $ 43,696,529     $  9,606,522     $  3,864,790     $  3,339,176     $ 22,648,033
                                    ============     ============     ============     ============     ============

Capital Expenditures                $  1,426,986     $     71,208     $     11,571     $     27,771     $    985,158
                                    ============     ============     ============     ============     ============

                                      Segment
                                       Totals           Others        Eliminations     Consolidated
                                    ------------     ------------     ------------     ------------
THREE MONTHS ENDED JUNE 30, 2001
Operating Revenues                  $  5,807,463     $    150,354     $ (2,627,297)    $  3,330,520
Operating Expenses                     4,189,790          110,370       (1,841,402)       2,458,758
                                    ------------     ------------     ------------     ------------
Operating income                       1,617,673           39,984         (785,895)         871,762
Interest expense                        (423,772)                          254,619         (169,153)
Cellular Investment Income                                                 576,212          576,212
Other Investment Income                   60,606                           (44,936)          15,670
                                    ------------     ------------     ------------     ------------
Income before income taxes          $  1,254,507     $     39,984     $         --     $  1,294,491
                                    ============     ============     ============     ============

Depreciation and amortization       $  1,155,856     $         --     $   (445,999)    $    709,857
                                    ============     ============     ============     ============

Total Assets                        $ 83,155,050     $  5,942,072     $(52,849,951)    $ 36,247,171
                                    ============     ============     ============     ============

Capital Expenditures                $  2,522,694     $         --     $   (985,158)    $  1,537,536
                                    ============     ============     ============     ============

                                     New Ulm           Western           Peoples          New Ulm           Cellular
                                     Telecom          Telephone         Telephone         Phonery          Investment
                                  -------------     -------------     -------------     -------------     -------------
SIX MONTHS ENDED JUNE 30, 2002
Operating Revenues                $   4,326,728     $   1,205,479     $     509,456     $   1,033,985     $   7,248,809
Operating Expenses                    3,570,496           511,107           288,164           623,473         5,414,166
                                  -------------     -------------     -------------     -------------     -------------
Operating income                        756,232           694,372           221,292           410,512         1,834,643
Interest expense                       (295,400)           (5,669)           (2,523)                           (510,973)
Cellular Investment Income                                                  342,049
Gain on Cellular Dissolution                                              1,153,889
Other Investment Income                 103,131             1,107            68,819               523           126,384
                                  -------------     -------------     -------------     -------------     -------------
Income before income taxes        $     563,963     $     689,810     $   1,783,526     $     411,035     $   1,450,054
                                  =============     =============     =============     =============     =============

Depreciation and amortization     $   1,335,069     $     188,980     $      76,386     $      71,987     $     967,790
                                  =============     =============     =============     =============     =============

Total Assets                      $  50,101,639     $   9,835,983     $   5,013,057     $   3,878,825     $  32,149,807
                                  =============     =============     =============     =============     =============

Capital Expenditures              $   2,867,843     $      36,414     $      18,560     $     102,246     $   1,595,426
                                  =============     =============     =============     =============     =============

                                    Segment
                                     Totals             Others         Eliminations      Consolidated
                                  -------------     -------------     -------------     -------------
SIX MONTHS ENDED JUNE 30, 2002
Operating Revenues                $  14,324,457     $     290,045     $  (7,248,809)    $   7,365,693
Operating Expenses                   10,407,406           231,816        (5,414,166)        5,225,056
                                  -------------     -------------     -------------     -------------
Operating income                      3,917,051            58,229        (1,834,643)        2,140,637
Interest expense                       (814,565)                            510,973          (303,592)
Cellular Investment Income              342,049                           1,108,005         1,450,054
Gain on Cellular Dissolution          1,153,889                                             1,153,889
Other Investment Income                 299,964                            (126,384)          173,580
                                  -------------     -------------     -------------     -------------
Income before income taxes        $   4,898,388     $      58,229     $    (342,049)    $   4,614,568
                                  =============     =============     =============     =============

Depreciation and amortization     $   2,640,212     $          --          (967,790)    $   1,672,422
                                  =============     =============     =============     =============

Total Assets                      $ 100,979,311     $   6,684,957       (62,509,736)    $  45,154,532
                                  =============     =============     =============     =============

Capital Expenditures              $   4,620,489     $          --     $  (1,595,426)    $   3,025,063
                                  =============     =============     =============     =============

                                    New Ulm          Western           Peoples         New Ulm          Cellular
                                    Telecom         Telephone         Telephone        Phonery         Investment
                                  ------------     ------------     ------------     ------------     ------------
SIX MONTHS ENDED JUNE 30, 2001
Operating Revenues                $  3,639,228     $  1,138,352     $    527,326     $    938,590     $  4,918,657
Operating Expenses                   3,186,850          521,408          264,387          616,328        3,621,325
                                  ------------     ------------     ------------     ------------     ------------
Operating income                       452,378          616,944          262,939          322,262        1,297,332
Interest expense                      (315,992)         (18,521)          (8,392)                         (419,701)
Cellular Investment Income
Other Investment Income                 40,425            2,967           28,896            1,076           45,490
                                  ------------     ------------     ------------     ------------     ------------
Income before income taxes        $    176,811     $    601,390     $    283,443     $    323,338     $    923,121
                                  ============     ============     ============     ============     ============

Depreciation and amortization     $  1,076,393     $    187,120     $     61,605     $     94,594     $    768,918
                                  ============     ============     ============     ============     ============

Total Assets                      $ 43,696,529     $  9,606,522     $  3,864,790     $  3,339,176     $ 22,648,033
                                  ============     ============     ============     ============     ============

Capital Expenditures              $  2,667,747     $    101,809     $     29,126     $     68,264     $  1,402,193
                                  ============     ============     ============     ============     ============

                                    Segment
                                     Totals           Others        Eliminations     Consolidated
                                  ------------     ------------     ------------     ------------
SIX MONTHS ENDED JUNE 30, 2001
Operating Revenues                $ 11,162,153     $    312,189     $ (4,918,657)    $  6,555,685
Operating Expenses                   8,210,298     $    200,169       (3,621,325)       4,789,142
                                  ------------     ------------     ------------     ------------
Operating income                     2,951,855          112,020       (1,297,332)       1,766,543
Interest expense                      (762,606)                          419,701         (342,905)
Cellular Investment Income                                               923,121          923,121
Other Investment Income                118,854                           (45,490)          73,364
                                  ------------     ------------     ------------     ------------
Income before income taxes        $  2,308,103     $    112,020     $         --     $  2,420,123
                                  ============     ============     ============     ============

Depreciation and amortization     $  2,188,630     $         --         (768,918)    $  1,419,712
                                  ============     ============     ============     ============

Total Assets                      $ 83,155,050     $  5,942,072      (52,849,951)    $ 36,247,171
                                  ============     ============     ============     ============

Capital Expenditures              $  4,269,139     $         --     $ (1,402,193)    $  2,866,946
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

CONSOLIDATED OPERATING RESULTS

     * Total operating revenues were $3,699,541 for the three months ended June 30, 2002, for an increase of 11.1% or $369,021. Total operating revenues were $7,365,693 for the six months ended June 30, 2002, for an increase of $810,008 or 12.4%. The increase in operating revenues was primarily due to New Ulm Telecom sectors' new and expanded service offerings: digital video and digital subscriber line (DSL). New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these new services to its subscribers. The Western Telephone Company Segment has also contributed to this increase in operating revenues with their digital subscriber line service (DSL) and the billing during the three month period ending June 30, 2002 of wireless reciprocal compensation for 2000 and 2001. The New Ulm Phonery Segment contributed to increased operating revenues through increased Internet billing and increased revenue from leased network capacity. All other segments had relatively no change.

     * Operating expenses for the three months ended June 30, 2002 increased $187,326 or 7.6% compared to the same period in 2001. Operating expenses for the six months ended June 30, 2002 increased $435,914 or 9.1%. The New Ulm Telecom sector provided $383,646 of the increase, with $306,729 of the increase attributed to depreciation expense and $70,514 of the increase reflecting the additional general and administrative expenses associated with the Company's desire to compete in all aspects of communications services.

     * Other income for the three months ended June 30, 2002 increased $147,043 over the three months ended June 30, 2001. Other income for the six months ended June 30, 2002 increased $1,820,351 over the six months ended June 30, 2002. The dissolution of two Cellular Corporations in Iowa during the three-month period ended March 31, 2002 allowed the Company to recognize a gain on dissolution of $1,153,880. This dissolution allowed Peoples Telephone Company to purchase additional units in MWH and recognize a 2.34% interest. 2002 revenue and income growth of MWH realized a gain of $184,884 over the same period in 2001. Due to the increased ownership in MWH through the dissolution of the Cellular Corporations in Iowa and the purchase of additional shares, the Peoples Telephone Company realized additional investment income of $342,049. The remaining $139,529 increase over 2001 is accounted for by reduced interest rates on debt in comparison to the prior year and increases in other investment income for Fibercom, L.L.C. and CoBank.

     * Net income was $966,870 for the three months ended June 30, 2002 compared with $754,903 for the same period in 2001. Net income for the six months ended June 30, 2002 was $2,585,145 compared with $1,409,270 for the same period in 2001. This $1,175,875 or 83.4% increase is primarily attributed to our gains from dissolution.

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

Summary of Operations

                            For Three Months Ended          For Six Months Ended
------------------------------------------------------------------------------------
                           6/30/02         6/30/01         6/30/02         6/30/01
------------------------------------------------------------------------------------
Operating Income:
  New Ulm Telecom       $    320,595    $    229,697    $    756,232    $    452,378
  Western Telephone          359,656         305,377         694,372         616,944
  Peoples Telephone          112,712         134,634         221,292         262,939
  New Ulm Phonery            204,444         162,070         410,512         322,262
  Other                       56,050          39,984          58,229         112,020
                        ------------    ------------    ------------    ------------
      Total                1,053,457         871,762       2,140,637       1,766,543
Other Income                 723,730         591,882       2,777,523         996,485
Interest Expense            (153,958)       (169,153)       (303,592)       (342,905)
Income Taxes                (656,359)       (539,588)     (1,868,004)     (1,010,853)
                        ------------    ------------    ------------    ------------

Net Income Before
  Extraordinary Loss         966,870         754,903       2,746,564       1,409,270
                        ------------    ------------    ------------    ------------

Extraordinary Loss                --              --        (161,419)             --
                        ------------    ------------    ------------    ------------

Net Income              $    966,870    $    754,903    $  2,585,145    $  1,409,270
                        ============    ============    ============    ============

Basic and Diluted
Earnings Per Share               .19             .15             .51             .28

                           For Three Months Ended           For Six Months Ended
------------------------------------------------------------------------------------
                           6/30/02         6/30/01         6/30/02         6/30/01
------------------------------------------------------------------------------------
Weighted Average
   Shares Outstanding      5,115,585       5,155,725       5,115,585       5,155,725

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

NEW ULM TELECOM OPERATIONS

New Ulm Telecom revenues represent 57.0% of the consolidated operating revenues for the three month period ended June 30,2002 and 58.7% of the consolidated operating revenues for the six month period ended June 30, 2002. Revenues are primarily earned by providing approximately 13,000 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues for the three-month period ending June 30, 2002 have grown $241,542 or 12.9% over the same period last year. Total New Ulm Telecom segment revenues for the six-month period ending June 30, 2002 have increased $687,500 or 18.9% over the same period in 2001.

Local network revenue increased in the New Ulm Telecom segment by $63,748 or 9.6% for the three months ended June 30, 2002 compared to the same period in 2001. Local network revenue increased in the New Ulm Telecom segment by $145,034 or 11.1% for the six months ended June 30, 2002. The increase is significant considering the number of access lines at June 30, 2002 has decreased 0.2% from June 30, 2001. Targeted marketing and promotions and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges, achieved this revenue increase. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $92,500 of the increase. A local service rate increase beginning in February 2001 provided approximately $18,000 additional local service revenues for the six month period ending June 30, 2002 over the same period ending in 2001. This $18,000 in additional revenues is all from January 2002.

Network access revenue increased $70,476 or 0.7% for the three months ended June 30, 2002 compared with the same period in 2001. Network access revenue increased $302,211 or 15.8% for the six months ended June 30, 2002. This increase in network access revenue is significant considering that the company experienced a 6.7% decrease in access minutes for the three months ended June 30, 2002 and a 10.1% decrease in access minutes for the six month period ending June 30, 2002, a common industry trend. The New Ulm Telecom segment has invested over $15 million in capital expenditures during the past two years. These capital expenditures have enhanced this segment's infrastructure and have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). New Ulm Telecom is now eligible for high-cost loop funding.

Other operating revenues increased $107,318 or 45.7% for the three months ended June 30, 2002 and $240,255 or 57.4% for the six months ended June 30, 2002 compared with the same periods in 2001. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for the increase in these revenues.

Operating income increased $90,898 or 39.6% for the three months ended June 30, 2002 and $303,854 or 67.2% for the six months ended June 30, 2002 compared with the same periods in 2001. The increase in operating income was primarily due to the increase in other revenues associated with our new service offerings of video and DSL, and the additional settlements from NECA, including high-cost loop funding.

Cash operating expenses increased $21,305 or 1.9% for the three-month period ended June 30, 2002 and $124,970 or 5.9% for the six-month period ended June 30, 2002 compared with the same periods ended in 2001. Cash operating expenses have increased due to the number of services offered. The New Ulm Telecom segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The Company is striving for cost efficiencies and technological improvement to maintain its operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $129,339 or 24.0% for the three months ended June 30, 2002 and $258,676 or 24.0% for the six months ended June 30, 2002 compared with the same periods in 2001. Depreciation expense is the main cause of this increase. The $292,606 increase in depreciation expense is reflective of the new investments of over $15 million in the segment's infrastructure. Also, a $14,123 increase in amortization of leasehold improvements reflects the Company's continued growth and expansion, and the need for additional office and retail space. These increases are offset by a $48,053 decrease in the amortization of goodwill expense (See note 6 - pg. 9) due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The $114,483 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the New Ulm Telecom segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $988,130 for the quarter ended June 30, 2002 compared with $767,893 for the same quarter in 2001. For the six months ended June 30, 2002 the EBITDA was $2,091,301 compared to $1,528,771 for the same period in 2001. This $562,260 or 36.9% increase was realized primarily through increased revenues.

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


WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company revenues represent 16.7% of the consolidated operating revenues for the three months ended June 30, 2002 and 16.4% of the consolidated operating revenues for the six months ended June 30, 2002. Revenues are primarily earned by providing approximately 2,600 customers access to Western Telephone Company's local network, and in providing interexchange access for long distance carriers. The Western Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to it subscribers.

Local network revenues increased in the Western Telephone Company segment by $41,933 or 45.0% for the three months ended June 30, 2002 compared to the same period in 2001. Local network revenues increased in the Western Telephone Company segment by $54,759 or 30.0% for the six months ended June 30, 2002 compared to the same period in 2001. This revenue increase was accomplished with the promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $23,000 of the 2002 increase. The three months and six months ended June 30, 2002 also realized an increase of $33,706 in revenue due to the billing of wireless reciprocal compensation for March 2000 thru March 2002 in April 2002.

Network access revenue increased $17,086 or 4.6% for the three-month period ended June 30, 2002 compared to the same period ended in 2001. Network access revenue increased $31,346 or 4.2% for the six-month period ended June 30, 2002. Access minutes decreased 2.1% for the three months ended June 30, 2002 and 7.7% for the six months ended June 30, 2002. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use. The Western Telephone segment has offset these decreases with increased settlements from National Exchange Carrier Association (NECA) and through increased high-cost loop funding.

Operating income increase $54,279 or 17.8% for the three month ended June 30, 2002 and $77,428 or 12.6% for the six months ended June 30, 2002 compared with the same periods in 2001. The increase in operating income was primarily due to the increase in revenues associated with our new service offering of DSL, the back billing for wireless reciprocal compensation, and increased settlements from NECA, which includes high-cost funding.

Cash operating expenses decreased $7,583 or 4.5% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Cash operating expenses decreased $12,161 or 3.6% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Cash operating expenses have decreased due to the Company's success with striving for cost efficiencies and controlling expenses.

Noncash operating expenses have increased $929 or 1.0% for the quarter ended June 30, 2002 compared to the same period ended in 2001. Noncash operating expenses have increased $1,860 or 1.0% for the six months ended June 30, 2002 compared to the same period ended in 2001. Depreciation is the main cause of this increase. The slight increase is reflective of the steady amount of capital investments.

The $32,290 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the Western Telephone Company segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $454,146 for the quarter ended June 30, 2002 compared with $398,938 for the same quarter in 2001. For the six months ended June 30, 2002 the EBITDA was $883,352 compared to $804,064 for the same period in 2001. This $79,288 or 9.9% increase was realized primarily through increased revenues.

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


PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company revenues represent 7.0% of the consolidated operating revenues for the three month ended June 30, 2002 and 6.9% of the consolidated operating revenues for the six months ended June 30, 2002. Revenues are primarily earned by providing approximately 920 customers access to Peoples Telephone Company's local network, and in providing interexchange access for long distance carriers. The Peoples Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to it subscribers.

Local network revenue increased in the Peoples Telephone Company segment by $4,878 or 13.9% for the three-month period ended June 30, 2002 compared to the same period in 2001. Local network revenues increased in the Peoples Telephone Company segment by $8,601 or 12.4% for the six month ended June 30, 2002. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of digital subscriber line (DSL), to supplement basic line charges. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $7,700 of the 2002 increase.

Network access revenue decreased $5,645 or 3.2% and access minutes decreased 3.6% for the three months ended June 30, 2002 compared to the same period ended in 2001. Network access revenue decreased $21,750 or 6.2% and access minutes decreased 8.4% for the six months ended June 30, 2002 compared to the same period ended in 2001. The negative effects of network access pricing, a common industry trend, will erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decease the volume of switched minutes of use. The construction of a fiber route in 1998 and 1999 allowed the Peoples Telephone Company segment to gain access to a larger fiber optic network. This network increased access revenue due to an increase in transport facilities, which minimized the network access revenue decrease caused by the decrease in access minutes of use.

Operating income decreased $21,923 or 16.3% for the three months ended June 30, 2002 and $41,647 or 15.8% for the six months ended June 30, 2002 compared with the same periods in 2001. Approximately half of the decrease in operating income is the result of decreased network access revenues due to decreased volume of switched minutes of use. The other half of the decrease in operating income is the result of increases in operating revenues which have occurred due to the costs associated with new service offerings, such as DSL, and increased depreciation due to capital investments for this segment.

Cash operating expenses increased $12,001 or 12.4% for the three-month period ended June 30, 2002 compared to the same period ended 2001. Cash operating expenses increased $8,996 or 4.4% for the six-month period ended June 30, 2002. Cash operating expenses have increased due to the number of services offered, such as DSL.

Noncash operating expenses increased $7,390 or 24.0% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Noncash operating expenses increased $14,781 or 24.0% for the six months ended June 30, 2002 compared to the same period in 2001. Depreciation expense is the main cause for this increase. The increase in depreciation is reflective of the capital investments in this segment.

Other income increased by $181,646 for the three-month period ended June 30, 2002 compared to the same period ended 2001. Other income increased by $1,541,730 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The main sources of the increase are the gain recognized from the dissolution of Three Lakes Cellular, Inc. and Cherokee Cellular, Inc. in the first quarter of 2002, which is accountable for $1,153,889 of the increase, and income from the MWH investment due to increased ownership through the dissolution and the purchase of additional shares accounted for $342,049 of the increase, which is Peoples Telephone Company's portion of MWH income that is recorded using the equity method of accounting. The Peoples Telephone Company segment has a 2.34% interest in MWH and records this investment on the equity method of accounting because of the influence the Company has over the operations and management of this L.L.C.

The $14,646 after-tax extraordinary loss results from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the Peoples Telephone Company segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The loss is the result of prepayment penalties on the debt.

The EBITDA(1) for this segment was $150,905 for the three months ended June 30, 2002 compared with $165,437 for the same period in 2001. The EBITDA for the six months ended June 30, 2002 was $297,678 compared with $324,544. This $26,866 or 8.3% decrease was primarily due to decreased access network revenues.

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


NEW ULM PHONERY OPERATIONS

New Ulm Phonery represents 14.4% of the consolidated operating revenues for the three-month period ended June 30, 2002 and 14.0% for the six-month period ended June 30, 2002. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by New Ulm Telecom, Inc. (New Ulm, Springfield and Sanborn, Minnesota and Aurelia, Iowa). In addition, the Company leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers.

Operating revenue increased $50,871 or 10.6% for the three months ended June 30, 2002 and $95,395 or 10.2% for the six months ended June 30, 2002 compared to the same periods ended 2001. This increase was primarily due to increased Internet revenues.

Cash operating expenses increased $19,938 or 7.3% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Cash operating expenses increased $29,752 or 5.7% for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for our customers' communications needs. Increased emphasis of Internet access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Phonery segment.

Noncash operating expenses decreased $11,441 or 24.2% for the quarter ended June 30, 2002 and 22,607 or 23.9% for the six months ended June 30, 2002 compared with the same periods in 2001. The decrease is attributable to a drop in depreciation expense, as some of the Company's capital investment has become fully depreciated due to the Company's aggressive depreciation schedule that has made it possible for us to continually offer products and services that allow our customers the ability to stay on the cutting edge of technology.

The EBITDA(1) for this segment was $240,300 for the quarter ended March 31, 2002 compared with $209,367 for the same period in 2001. The EBITDA(1) for this segment was $482,499 for the period ended March 31, 2002 compared with $416,856 for the same period in 2001. This $65,643 or 15.7% increase was primarily due to increased Internet revenues.

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


CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. The segment information is shown using the proportionate consolidation method. Segment amounts represent 9.92% of MWH June 30, 2002 financial statement totals. June 30, 2001 segment amounts represent 7.58% of MWH totals. Cellular investment income increased $120,523 or 20.9% for the three months ended June 30, 2002 compared to the same period ended in 2001. Cellular investment income increased $526,933 or 57.1% for the six months ended June 30, 2002 compared to the same period in 2001. This increase is the result of revenues and income that continues to grow as MWH gains market share and an additional 2.34% MWH interest acquired by Peoples Telephone Company through the dissolution of two Cellular Corporations and the purchase of additional shares in 2002 (See Peoples Telephone Company Segment). Also, the adoption of SFAS No. 142 by MWH resulted in a decrease in amortization expense of $131,128 for the cellular investment for the three-month period ended June 30, 2002 and $262,256 for the six-month period ended June 30, 2002.



LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for New Ulm Telecom, Inc. was $40,297,643 at June 30, 2002, reflecting 58.5% equity and 41.5% debt. This compares to a capital structure of $37,544,756 at December 31, 2001, reflecting 58.2% equity and 41.8% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.

CASH FLOWS

Cash provided by operations was $2,096,910 for the six-month period ended June 30, 2002 compared to $2,521,028 for the six-month period ended June 30, 2001. Cash flows from operations for the six months ended June 30, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $5,606,390 for the six months ended June 30, 2002 compared to $2,887,925 for the same period in 2001. Purchase of cellular investments were $2,415,511 for the six months ended June 30, 2002 due to the purchase of shares by Peoples Telephone Company in MWH due to the dissolution of Three Lakes Cellular, Inc. and the Cherokee Cellular, Inc. "C" Corporations compared to no capital outlay for the purchase of cellular investments for the same period in 2001. Capital expenditures relating to on-going businesses were $3,025,063 during the first six months of 2002 as compared to $2,866,946 for the same period in 2001. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN.

Cash flows used in financing activities was $198,924 for the six-month period ended June 30, 2002 compared to cash flows provided by financing activities of $305,279 for the six-month period ended June 30, 2001. Included in cash flows used in financing activities are debt repayments, debt borrowings, repurchased and retired stock, and dividend payments. During the first six months of 2002, New Ulm Telecom, Inc. borrowed $3,970,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company. During the first six months of 2001, New Ulm Telecom, Inc. borrowed $2,326,000 to cover cash requirements, primarily for capital expenditures.

DIVIDENDS

The Company paid dividends of $852,258 during the first two quarters of 2002 compared to $856,811 for the same time period in 2001. These were dividends of $.0833 per share per quarter, which was equal to the $.0833 per share per quarter paid in 2001. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Company has made no announcements or plans to increase the dividends above historic levels for the remainder of 2002. Paying at the existing level of dividends is not expected to negatively impact the liquidity of the Company.

SHARE REPURCHASE PROGRAM

In 2001 the Company's Board of Directors authorized management to repurchase shares of Company common stock through private transactions. During 2001, the Company repurchased 26,760 shares for $981,000. During the first three months of 2001, the Company repurchased 12,990 shares for $476,277. During the quarter ended June 30, 2001, the Company repurchased 13,770 shares for $504,723. The Company has no plans to repurchase any shares in 2002.

WORKING CAPITAL

Working capital was $761,045 as of June 30, 2002, compared to working capital of $4,191,972 as of December 31, 2001. However, the 2001 net working capital includes over $3,000,000 of CoBank loan advances received in December 2001. These funds were expended in the first quarter 2002. They were used to purchase additional common stock investments in two Iowa RSA corporations and early retirement of Phoenix Life Mutual Insurance Company long-term debt. The decrease in working capital is primarily due to the increase in accrued income taxes and the reduction of cash and cash equivalents. The ratio of current assets to current liabilities was 1.3:1.0 as of June 30, 2002 and 2.4:1.0 as of December 31, 2001.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At June 30, 2002, there was $14,250,000 of direct borrowings outstanding under this facility at an interest rate of 3.17%.

In addition, the Company has also secured a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter begin once the funds are fully drawn or reduces to an amount that equals what has been borrowed. At June 30, 2002, there was $3,970,000 of direct borrowings outstanding under this facility at an interest rate of 3.17%. Unadvanced loan funds totaled $5,780,000 at June 30, 2002. These loan funds are designated for future telecommunications plant construction and for cellular investments.

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


PART II. OTHER INFORMATION

Items 1-3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of the registrants was held May 2, 2002 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 5,115,585 of which 3,247,964 were present either in person or by proxy. Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR                      FOR           AGAINST          ABSTAIN

Duane Lambrecht            3,218,580                          12,779
Robert Ranweiler           3,258,708                           5,861

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

                  2003 Annual Meeting       2004 Annual Meeting

                  Mary Ellen Domeier        James Jensen
                  Rosemary Dittrich         Perry Meyer
                  Gary Nelson

Also, Article II of the Articles of Incorporation, were amended to read as follows:

         The principle place of business and registered address of this corporation is 27 North Minnesota Street, City of New Ulm, Brown County, Minnesota.

The votes to approve this amendment were as follows:

                      FOR          AGAINST        ABSTAIN

Article IV        3,212,024         1,625          34,315

Also, Section 3 of the By-Laws, were amended to read as follows:

         Stock may be transferred by written assignment in person or by power of attorney.

The votes to approve this amendment were as follows:

                      FOR          AGAINST        ABSTAIN

Article IV        3,210,119         5,690          32,155

Also, Section 7 of the By-Laws, were amended to read as follows:

         The Board of Directors may adopt, alter or abandon the use of a corporate seal.




The votes to approve this amendment were as follows:

                      FOR          AGAINST        ABSTAIN

Article IV        3,204,360        10,534          33,070

The shareholders also approved the appointment of Olsen, Thielen & Co., Ltd. as the auditors for 2002, by a vote of 3,223,542 for, 8,325 against, and 16,097 abstained.

Items 5-6. Not Applicable.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                              NEW ULM TELECOM, INC.
                                  (Registrant)



Dated: August 6, 2002                   By  /s/ James P. Jensen
                                           -------------------------------------
                                            James P. Jensen, Chairman


Dated: August 6, 2002                   By  /s/ Bill Otis
                                           -------------------------------------
                                            Bill Otis, President