Form 10-Q
period 2002-09-30
NEW ULM TELECOM INC
filed 2002-11-13
CIK 71557

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-3024

                              NEW ULM TELECOM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   MINNESOTA                              41-0440990
         (State or Other Jurisdiction                  (I.R.S. Employer
       of Incorporation or Organization)              Identification No.)

                             27 N. MINNESOTA STREET
                             NEW ULM, MN 56073-0697
          (Address of Principal Executive Offices, including Zip Code)

                                 (507) 354-4111
              (Registrant's Telephone Number, including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes _X_    No ___.

         As of November 11, 2002, the issuer had outstanding 5,115,585 shares of common stock.

================================================================================

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

PART I  FINANCIAL INFORMATION...............................................3-27

          Item 1  Financial Statements.......................................3-7
                  Unaudited Consolidated Balance Sheets......................3-4
                  Unaudited Consolidated Statements of Income..................5
                  Unaudited Consolidated Statements of Stockholders'
                  Equity.......................................................6
                  Unaudited Consolidated Statements of Cash Flows..............7
                  Notes to Unaudited Consolidated Financial Statements......8-15
          Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................15-27
          Item 3  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................27
          Item 4  Controls and Procedures..................................27-28

PART II OTHER INFORMATION.....................................................28

          Item 6  Exhibits and Report on Form 8-K.............................28

SIGNATURES....................................................................28

CERTIFICATIONS.............................................................28-31

INDEX TO EXHIBITS.............................................................32

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2002           2001
                                                 -----------    -----------
CURRENT ASSETS:
   Cash                                          $   580,793    $ 4,245,683
   Receivables, Net of Allowance for
     Doubtful Accounts of $39,849 and $24,500      1,455,941      1,878,444
   Inventories                                       864,934        966,565
   Prepaid Expenses                                   86,493        112,210
                                                 -----------    -----------
     Total Current Assets                          2,988,161      7,202,902
                                                 -----------    -----------

INVESTMENTS AND OTHER ASSETS:
   Excess of Cost Over Net Assets Acquired         3,246,955      3,248,495
   Notes Receivable from Officer                     687,402        687,402
   Notes Receivable                                  252,790        252,854
   Cellular Investments                           12,381,380      6,310,830
   Other                                           1,242,733      1,154,736
                                                 -----------    -----------
     Total Investments and Other Assets           17,811,260     11,654,317
                                                 -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Telecommunications Plant                       48,784,968     43,032,672
   Other Property & Equipment                      2,433,349      2,396,063
   Cable Television Plant                          1,617,968      1,539,443
                                                 -----------    -----------
     Total                                        52,836,285     46,968,178
   Less Accumulated Depreciation                  25,362,443     22,973,617
                                                 -----------    -----------
     Net Property, Plant & Equipment              27,473,842     23,994,561
                                                 -----------    -----------

TOTAL ASSETS                                     $48,273,263    $42,851,780
                                                 ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002

                UNAUDITED CONSOLIDATED BALANCE SHEETS(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2002           2001
                                                             -----------    -----------
CURRENT LIABILITIES:
   Current Portion of Long-Term Debt                         $ 1,500,000    $ 1,866,666
   Accounts Payable                                              492,886        593,571
   Accrued Income Taxes                                          273,271             --
   Other Accrued Taxes                                            73,091         66,235
   Other Accrued Liabilities                                     508,331        484,458
                                                             -----------    -----------
      Total Current Liabilities                                2,847,579      3,010,930
                                                             -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                          19,339,000     15,700,000
                                                             -----------    -----------

DEFERRED CREDITS:
   Income Taxes                                                2,285,843      2,285,843
   Investment Tax Credits                                          7,594         10,251
                                                             -----------    -----------
      Total Deferred Credits                                   2,293,437      2,296,094
                                                             -----------    -----------

STOCKHOLDERS' EQUITY:
   Common Stock - $5 Par Value, 19,200,000 Shares
      Authorized, 5,115,585 Shares Issued and Outstanding      8,525,975      8,525,975
   Retained Earnings                                          15,267,272     13,318,781
                                                             -----------    -----------
      Total Stockholders' Equity                              23,793,247     21,844,756
                                                             -----------    -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                   $48,273,263    $42,851,780
                                                             ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                              FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                2002             2001             2002            2001
                                            ------------     ------------     ------------     ------------
OPERATING REVENUES:
   Local Network                            $    906,338     $    775,210     $  2,669,625     $  2,330,103
   Network Access                              1,432,780        1,437,309        4,760,998        4,453,720
   Billing and Collection                         70,814           90,655          216,108          306,433
   Miscellaneous                                  97,858          111,981          312,597          337,854
   Nonregulated                                1,046,947          819,586        2,961,102        2,362,316
                                            ------------     ------------     ------------     ------------
      Total Operating Revenues                 3,554,737        3,234,741       10,920,430        9,790,426
                                            ------------     ------------     ------------     ------------

OPERATING EXPENSES:
   Plant Operations                              428,361          437,212        1,283,892        1,345,241
   Depreciation                                  836,335          682,919        2,507,707        2,045,719
   Amortization                                      690           29,139            1,740           86,051
   Customer Operations                           242,062          182,357          714,014          579,475
   General and Administrative                    831,258          449,900        1,824,150        1,363,191
   Other Operating Expenses                      636,214          485,156        1,868,473        1,636,148
                                            ------------     ------------     ------------     ------------
      Total Operating Expenses                 2,974,920        2,266,683        8,199,976        7,055,825
                                            ------------     ------------     ------------     ------------

OPERATING INCOME                                 579,817          968,058        2,720,454        2,734,601
                                            ------------     ------------     ------------     ------------

OTHER (EXPENSES) INCOME:
   Interest Expense                             (157,142)        (172,742)        (460,734)        (515,647)
   Interest Expense - Debt Retirement                 --               --         (271,200)              --
   Interest Income                                 3,790            8,539           31,233           32,566
   Cellular Partnership Income                   814,911          200,047        2,264,965        1,123,168
   Gain from Cellular Dissolution                     --               --        1,153,889               --
   Other Investment Income (Expense)            (164,395)          62,982          (18,258)         112,319
                                            ------------     ------------     ------------     ------------
      Total Other (Expenses) Income, Net         497,164           98,826        2,699,895          752,406
                                            ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                     1,076,981        1,066,884        5,420,349        3,487,007

INCOME TAXES                                     435,248          447,627        2,193,471        1,458,480
                                            ------------     ------------     ------------     ------------


NET INCOME                                  $    641,733     $    619,257     $  3,226,878     $  2,028,527
                                            ============     ============     ============     ============

BASIC AND DILUTED
EARNINGS PER SHARE - NOTE 2                 $       0.13     $       0.12     $       0.63     $       0.40
                                            ============     ============     ============     ============


DIVIDENDS PER SHARE                         $     0.0833     $     0.0833     $     0.2499     $     0.2499
                                            ============     ============     ============     ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                             5,115,585        5,155,725        5,115,585        5,155,725
                                            ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2001 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                             COMMON STOCK                  RETAINED
                                      SHARES             AMOUNT            EARNINGS
                                   ------------       ------------       ------------
BALANCE on December 31, 2000          1,731,955       $  8,659,775       $ 13,106,729

Retired Stock                           (26,760)          (133,800)          (846,777)
Net Income                                                                  2,768,238
Dividends                                                                  (1,709,409)
Three-for-One Stock Split             3,410,390
                                   ------------       ------------       ------------
BALANCE on December 31, 2001          5,115,585       $  8,525,975       $ 13,318,781

Net Income                                                                  3,226,878
Dividends                                                                  (1,278,387)

                                   ------------       ------------       ------------
BALANCE on September 30, 2002         5,115,585       $  8,525,975       $ 15,267,272
                                   ============       ============       ============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE NINE MONTHS ENDING
                                                              SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $ 3,226,878           $ 2,028,527
      Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
            Depreciation and Amortization                           2,509,447             2,131,770
            Cellular Investment Income                             (2,264,965)           (1,123,168)
            Distributions from Cellular Investments                   568,986               441,953
            Gain from Cellular Dissolution                         (1,153,889)
            Decrease in:
             Receivables                                              418,923               147,537
             Inventories                                              101,631               345,692
             Prepaid Expenses                                          25,717                77,967
           Increase (Decrease) in:
             Accounts Payable                                        (100,685)             (428,444)
             Accrued Income Taxes                                     273,271                46,630
             Other Accrued Taxes                                        6,856               (12,564)
             Other Accrued Liabilities                                 23,873               (27,953)
             Deferred Investment Tax Credits                           (2,657)               (2,657)
                                                                  -----------           -----------
               Net Cash Provided by Operating Activities            3,633,386             3,625,290
                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment, Net                 (5,987,188)           (4,351,505)
   Change in Notes Receivable                                           3,644                26,714
   Purchase of Cellular Investments                                (3,220,682)                   --
   Other, Net                                                         (87,997)             (133,885)
                                                                  -----------           -----------
               Net Cash Used in Investing Activities               (9,292,223)           (4,458,676)
                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments of Long-Term Debt                            (3,691,666)             (525,001)
   Issuance of Long-Term Debt                                       6,964,000             3,460,000
   Retired Stock                                                           --              (980,577)
   Dividends Paid                                                  (1,278,387)           (1,283,110)
                                                                  -----------           -----------
               Net Cash Provided by Financing Activities            1,993,947               671,312
                                                                  -----------           -----------


NET DECREASE IN CASH                                               (3,664,890)             (162,074)

CASH
   AT BEGINNING OF PERIOD                                           4,245,683               700,744
                                                                  -----------           -----------

CASH
   AT END OF PERIOD                                               $   580,793           $   538,670
                                                                  ===========           ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform with generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates. The Company's financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders' equity as of September 30, 2002 and statements of income and the statements of cash flows for the periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on form 10-K. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the entire year.


NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 at September 30, 2002, 5,155,725 at September 30, 2001. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 3 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the nine months ended September 30:

                                               2002                   2001
                                               ----                   ----
             Interest                      $745,731               $525,171
             Income taxes                $1,578,650             $1,414,507


NOTE 4 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At September 30, 2002, there was $13,875,000 of direct borrowings outstanding under this facility at an interest rate of 3.19%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility, during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At September 30, 2002, there was $6,964,000 of direct borrowings outstanding under this facility at an interest rate of 3.19%.


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

The Company owned 9.92% of Midwest Wireless Holdings, LLC (MWH) at September 30, 2002 (7.58% at December 31, 2001). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2001 MWH had investments in cellular, LMDS and PCS licenses totaling $187,212,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

The following table provides, on a pro forma basis, financial information for the periods ended September 30, 2002 as if the provisions of SFAS 142 had been effective January 1, 2001.


                                            Three Months Ended September 30,       Nine Months Ended September 30
                                            -------------------------------       -------------------------------
                                                2002               2001               2002               2001
                                            ------------       ------------       ------------       ------------
Operating Revenues                          $  3,554,737       $  3,234,741       $ 10,920,430       $  9,790,426
Operating Expenses                            (2,974,920)        (2,266,683)        (8,199,976)        (7,055,825)
Add back Amortization Expense                                        29,139                                86,051
                                            ------------       ------------       ------------       ------------

Operating Income                                 579,817            997,197          2,720,454          2,820,652

Other Income, net                                497,164             98,826          2,699,895            752,406

Add back pro rata share of Midwest
    Wireless Holdings LLC amortization                              131,128                               393,384
                                            ------------       ------------       ------------       ------------

Income Before Income Taxes                     1,076,981          1,227,151          5,420,349          3,966,442

Income Tax Expense                              (435,248)          (447,627)        (2,193,471)        (1,458,480)
Tax Effect of Change in Amortization                                (52,451)                             (157,354)
                                            ------------       ------------       ------------       ------------

Net Income                                  $    641,733       $    727,073       $  3,226,878       $  2,350,608
                                            ============       ============       ============       ============

Adjusted Basic and Diluted Net Income
    Per Share                               $       0.13       $       0.14       $       0.63       $       0.46
                                            ============       ============       ============       ============

NOTE 7 - SEGMENT INFORMATION

The Company is organized into five business segments: New Ulm Telecom, Inc. and its wholly owned subsidiaries, Western Telephone Company, Peoples Telephone Company, New Ulm Phonery, Inc., and a cellular investment recorded on the equity method. No single customer accounted for a material portion of the Company's revenues in any of the last three years. The cellular investment is the Company's investment in MWH and is shown using the proportionate consolidation method.

Segment information is as follows:

                                          New Ulm            Western            Peoples            New Ulm            Cellular
                                          Telecom           Telephone          Telephone           Phonery           Investment
                                       -------------      -------------      -------------      -------------      -------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                     $   1,990,960      $     556,622      $     273,360      $     562,011      $   3,987,720
Operating Expenses                         1,997,895            381,136            186,851            264,564          2,880,085
                                       -------------      -------------      -------------      -------------      -------------
Operating income                              (6,935)           175,486             86,509            297,447          1,107,635
Interest expense                            (156,981)              (161)                                                (166,340)
Cellular Investment Income                                                         192,227
Other Income (Expense)                      (108,436)               442            (52,763)               152           (126,384)
                                       -------------      -------------      -------------      -------------      -------------
Income before income taxes             $    (272,352)     $     175,767      $     225,973      $     297,599      $     814,911
                                       =============      =============      =============      =============      =============

Depreciation and amortization          $     667,534      $      94,490      $      38,192      $      36,809      $     477,467
                                       =============      =============      =============      =============      =============

Total Assets                           $  52,182,091      $   9,946,738      $   5,117,188      $   4,057,349      $  31,990,476
                                       =============      =============      =============      =============      =============

Capital Expenditures                   $   2,895,164      $      27,057      $      38,971      $         933      $     281,165
                                       =============      =============      =============      =============      =============


                                          Segment
                                           Totals             Others          Eliminations       Consolidated
                                       -------------      -------------      -------------      -------------

THREE MONTHS ENDED SEPTEMBER, 2002
Operating Revenues                     $   7,370,673      $     171,784      $  (3,987,720)     $   3,554,737
Operating Expenses                         5,710,531            144,474         (2,880,085)         2,974,920
                                       -------------      -------------      -------------      -------------
Operating income                           1,660,142             27,310         (1,107,635)           579,817
Interest expense                            (323,482)                              166,340           (157,142)
Cellular Investment Income                   192,227                               622,684            814,911
Other Income (Expense)                      (286,989)                --            126,384           (160,605)
                                       -------------      -------------      -------------      -------------
Income before income taxes             $   1,241,898      $      27,310      $    (192,227)     $   1,076,981
                                       =============      =============      =============      =============

Depreciation and amortization          $   1,314,492      $          --      $    (477,467)     $     837,025
                                       =============      =============      =============      =============

Total Assets                           $ 103,293,842      $   7,151,306      $ (62,171,885)     $  48,273,263
                                       =============      =============      =============      =============

Capital Expenditures                   $   3,243,290      $          --      $    (281,165)     $   2,962,125
                                       -------------      -------------      -------------      -------------

                                          New Ulm            Western            Peoples            New Ulm            Cellular
                                          Telecom           Telephone          Telephone           Phonery           Investment
                                       -------------      -------------      -------------      -------------      -------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Operating Revenues                     $   1,840,391      $     533,472      $     258,995      $     453,144      $   2,394,746
Operating Expenses                         1,458,310            255,995            141,019            297,086          2,009,837
                                       -------------      -------------      -------------      -------------      -------------
Operating income                             382,081            277,477            117,976            156,058            384,909
Interest expense                            (159,840)            (8,909)            (3,993)                             (139,372)
Cellular Investment Income
Other Income (Expense)                         1,375              1,088             68,625                433            (45,490)
                                       -------------      -------------      -------------      -------------      -------------
Income before income taxes             $     223,616      $     269,656      $     182,608      $     156,491      $     200,047
                                       =============      =============      =============      =============      =============

Depreciation and amortization          $     541,098      $      90,490      $      32,491      $      47,979      $     459,035
                                       =============      =============      =============      =============      =============

Total Assets                           $  44,797,395      $   9,741,504      $   3,976,999      $   3,432,265      $  23,196,369
                                       =============      =============      =============      =============      =============

Capital Expenditures                   $   1,486,306      $     (91,640)     $      58,800      $      31,093      $     754,980
                                       =============      =============      =============      =============      =============


                                          Segment
                                           Totals             Others          Eliminations       Consolidated
                                       -------------      -------------      -------------      -------------
THREE MONTHS ENDED SEPTEMBER, 2001
Operating Revenues                     $   5,480,748      $     148,739      $  (2,394,746)     $   3,234,741
Operating Expenses                         4,162,247            114,273         (2,009,837)         2,266,683
                                       -------------      -------------      -------------      -------------
Operating income                           1,318,501             34,466           (384,909)           968,058
Interest expense                            (312,114)                              139,372           (172,742)
Cellular Investment Income                                                         200,047            200,047
Other Income (Expense)                        26,031                                45,490             71,521
                                       -------------      -------------      -------------      -------------
Income before income taxes             $   1,032,418      $      34,466      $          --      $   1,066,884
                                       =============      =============      =============      =============

Depreciation and amortization          $   1,171,093      $          --      $    (459,035)     $     712,058
                                       =============      =============      =============      =============

Total Assets                           $  85,144,532      $   5,962,755      $ (53,874,149)     $  37,233,138
                                       =============      =============      =============      =============

Capital Expenditures                   $   2,239,539      $          --      $    (754,980)     $   1,484,559
                                       -------------      -------------      -------------      -------------

                                          New Ulm            Western            Peoples            New Ulm            Cellular
                                          Telecom           Telephone          Telephone           Phonery           Investment
                                       -------------      -------------      -------------      -------------      -------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                     $   6,317,688      $   1,762,101      $     782,816      $   1,595,996      $ 11,236,529
Operating Expenses                         5,568,391            892,243            475,015            888,037         8,294,251
                                       -------------      -------------      -------------      -------------      -------------
Operating income                             749,297            869,858            307,801            707,959         2,942,278
Interest expense                            (452,381)            (5,830)            (2,523)                            (677,313)
Cellular Investment Income                                                         534,276
Gain on Cellular Dissolution                                                     1,153,889
Other Income (Expense)                      (197,610)           (52,691)            (8,599)               675
                                       -------------      -------------      -------------      -------------      -------------
Income before income taxes             $      99,306      $     811,337      $   1,984,844      $     708,634       $ 2,264,965
                                       =============      =============      =============      =============      =============

Depreciation and amortization          $   2,002,603      $     283,470      $     114,578      $     108,796       $ 1,445,257
                                       =============      =============      =============      =============      =============

Total Assets                           $  52,182,091      $   9,946,738      $   5,117,188      $   4,057,349      $ 31,990,476
                                       =============      =============      =============      =============      =============

Capital Expenditures                   $   5,763,007      $      63,471      $      57,531      $     103,179       $ 1,876,591
                                       =============      =============      =============      =============      =============


                                          Segment
                                           Totals             Others          Eliminations       Consolidated
                                       -------------      -------------      -------------      -------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                     $  21,695,130      $     461,829      $ (11,236,529)     $  10,920,430
Operating Expenses                        16,117,937            376,290         (8,294,251)         8,199,976
                                       -------------      -------------      -------------      -------------
Operating income                           5,577,193             85,539         (2,942,278)         2,720,454
Interest expense                          (1,138,047)                              677,313           (460,734)
Cellular Investment Income                   534,276                             1,730,689          2,264,965
Gain on Cellular Dissolution               1,153,889                                                1,153,889
Other Income (Expense)                      (258,225)                                                (258,225)
                                       -------------      -------------      -------------      -------------
Income before income taxes             $   5,869,086      $      85,539      $    (534,276)     $   5,420,349
                                       =============      =============      =============      =============

Depreciation and amortization          $   3,954,704      $          --         (1,445,257)     $   2,509,447
                                       =============      =============      =============      =============

Total Assets                           $ 103,293,842      $   7,151,306        (62,171,885)     $  48,273,263
                                       =============      =============      =============      =============

Capital Expenditures                   $   7,863,779      $          --      $  (1,876,591)     $   5,987,188
                                       =============      =============      =============      =============

                                          New Ulm            Western            Peoples            New Ulm            Cellular
                                          Telecom           Telephone          Telephone           Phonery           Investment
                                       -------------      -------------      -------------      -------------      -------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Operating Revenues                     $   5,479,619      $   1,671,824      $     786,321      $   1,391,734      $   7,313,403
Operating Expenses                         4,645,160            777,403            405,406            913,414          5,631,162
                                       -------------      -------------      -------------      -------------      -------------
Operating income                             834,459            894,421            380,915            478,320          1,682,241
Interest expense                            (475,832)           (27,430)           (12,385)                             (559,073)
Cellular Investment Income
Other Income (Expense)                        41,800              4,055             97,521              1,509
                                       -------------      -------------      -------------      -------------      -------------
Income before income taxes             $     400,427      $     871,046      $     466,051      $     479,829      $   1,123,168
                                       =============      =============      =============      =============      =============

Depreciation and amortization          $   1,617,491      $     277,610      $      94,096      $     142,573      $   1,227,953
                                       =============      =============      =============      =============      =============

Total Assets                           $  44,797,395      $   9,741,504      $   3,976,999      $   3,432,265      $  23,196,369
                                       =============      =============      =============      =============      =============

Capital Expenditures                   $   4,154,053      $      10,169      $      87,926      $      99,357      $   2,157,173
                                       =============      =============      =============      =============      =============


                                          Segment
                                           Totals             Others          Eliminations       Consolidated
                                       -------------      -------------      -------------      -------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Operating Revenues                     $  16,642,901      $     460,928      $  (7,313,403)     $   9,790,426
Operating Expenses                        12,372,545      $     314,442         (5,631,162)         7,055,825
                                       -------------      -------------      -------------      -------------
Operating income                           4,270,356            146,486         (1,682,241)         2,734,601
Interest expense                          (1,074,720)                              559,073           (515,647)
Cellular Investment Income                                                       1,123,168          1,123,168
Other Income (Expense)                       144,885                                                  144,885
                                       -------------      -------------      -------------      -------------
Income before income taxes             $   3,340,521      $     146,486      $          --      $   3,487,007
                                       =============      =============      =============      =============

Depreciation and amortization          $   3,359,723      $          --         (1,227,953)     $   2,131,770
                                       =============      =============      =============      =============

Total Assets                           $  85,144,532      $   5,962,755        (53,874,149)     $  37,233,138
                                       =============      =============      =============      =============

Capital Expenditures                   $   6,508,678      $          --      $  (2,157,173)     $   4,351,505
                                       =============      =============      =============      =============


NOTE 8 - RECENT ACCOUNTING DEVELOPMENTS

New Ulm Telecom, Inc. and Subsidiaries adopted the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. The adoption of SFAS No. 144 had no impact on New Ulm Telecom, Inc. and Subsidiaries' financial position or its results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. New Ulm Telecom, Inc. is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statements No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases". In March 2002, New Ulm Telecom, Inc. recorded an extraordinary loss of $161,419, net of income tax benefit of $109,781, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment was reclassified to Other (Expenses) Income.


NOTE 9 - CONTINGENCIES

New Ulm Telecom, Inc. is involved in certain contractual disputes in the ordinary course of business. New Ulm Telecom, Inc. does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------
This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which New Ulm Telecom, Inc. operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause New Ulm Telecom Inc.'s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, New Ulm Telecom, Inc. undertakes no obligation to update any of its forward-looking statements for any reason.


OVERVIEW
--------

The Company operates five business segments: the majority of its operations consist of four segments that provide telephone and related ancillary services, and cable television services to numerous communities in Minnesota and Iowa. A fifth segment has a 9.92% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of MWH.


                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED OPERATING RESULTS
------------------------------

     * Total operating revenues were $3,554,737 for the three months ended September 30, 2002, for an increase of 9.9% or $319,996 compared to the same period in 2001. Total operating revenues were $10,920,430 for the nine months ended September 30, 2002, for an increase of $1,130,004 or 11.5% compared to the same period in 2001. The increase in operating revenues was primarily due to New Ulm Telecom sectors' new and expanded service offerings: digital video and digital subscriber line (DSL). New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these new services to its subscribers. The New Ulm Telecom segment also began operations of a Competitive Local Exchange Carrier
          (CLEC) in the City of Redwood Falls, MN during the third quarter of 2002. It is expected that this geographic expansion of the Company's service offerings will provide this segment with continued future growth. The Western Telephone Company Segment has also contributed to this increase in operating revenues with DSL and the billing during the three-month period ending June 30, 2002 of wireless reciprocal compensation for 2000 and 2001. The New Ulm Phonery segment contributed to increased operating revenues through increased sales of customer premise equipment (CPE), Internet billing, and revenues from leased network capacity. All other segments had relatively no change.

     * Operating expenses for the three months ended September 30, 2002 increased $708,237 or 31.2% compared to the same period in 2001. Operating expenses for the nine months ended September 30, 2002 increased $1,144,151 or 16.2% compared to the same period in 2001. The New Ulm Telecom segment provided $923,231 of the increase, with $457,192 of the increase attributed to depreciation expense and $245,630 of the increase reflecting Inter-exchange carrier (IXC) write-off of receivables due to the bankruptcies of Worldcom and Global Crossing, and $220,409 of the increase reflecting the additional general and administrative expenses associated with the Company's desire to compete in all aspects of communications services and to provide superior customer service for our complete array of products and services. This includes the costs associated with the startup of the CLEC in Redwood Falls, MN. The Western Telephone Company and Peoples Telephone Company segments also saw significant increases in operating expenses due to the write-off of bankrupt carrier receivables. The bankruptcy write-offs totaled $153,898 for these two sectors. Total Company write-offs of bankrupt carrier receivables equal $399,528.

     * Other income for the three months ended September 30, 2002 increased $398,338 over the three months ended September 30, 2001. Other income for the nine months ended September 30, 2002 increased $1,947,489 over the nine months ended September 30, 2001. The dissolution of Cherokee Cellular, Inc. and Three Lakes Cellular, Inc., partnership interests held in the Peoples Telephone segment, in Iowa during the three-month period ended March 31, 2002 allowed the Company to recognize a gain on dissolution of $1,153,880. This dissolution provided Peoples Telephone Company with an opportunity to purchase additional units in MWH and acquire a 2.34% interest in MWH, because some partners chose not to assume their pro-rata share of MWH ownership units. The dissolution was made possible due to the acquisition of these two organizations by MWH. The corporations chose to take units in MWH as opposed to cash in this exchange. The entities in the corporations, including Peoples Telephone Company, voted unanimously to dissolve the corporations, which allowed the MWH units to flow to each entity. 2002 revenue and income growth of MWH realized a gain of $607,521 over the same period in 2001. Due to the increased ownership in MWH through the dissolution of the cellular corporations in Iowa and the purchase of additional units in MWH, the Peoples Telephone segment realized additional investment income of $534,276. Other investment income decreased $130,577 for the six months ended September 30, 2002 over the same period in 2001 due to the upgrading of Courtland CATV service to digital video service and the subsequent write-off of un-utilized CATV assets, the write-down of the investment in Onvoy, the reduction of investment income for Fibercom, L.L.C., and the increase in the investment income for CoBank. There was a $271,200 increase in interest expense from the early extinguishments of debt. This interest expense was the prepayment penalty on the debt with Phoenix Life Mutual Insurance Company. On March 1, 2002 the Company repaid this $2,566,666 of senior unsecured debt. The remaining $53,589 increase in other income over 2001 was due to lower interest rates on the Company's debt resulting in reduced interest expense in 2002 in comparison to the prior year.

     * Net income was $641,733 for the three months ended September 30, 2002 compared with $619,257 for the same period in 2001. Net income for the nine months ended September 30, 2002 was $3,226,878 compared with $2,028,527 for the same period in 2001. This $1,198,351 or 59.1%
          increase was primarily attributed to our gains from the dissolution of the cellular corporations.

In the Segment operations discussions which follow, specific discussion of year-to-year comparisons are given. (See Note 7 - Segment Information) An overall review of the year-to-year comparisons of Company operations is provided in the following table:

Summary of Operations

                              For Three Months Ended            For Nine Months Ended
----------------------------------------------------------------------------------------
                             9/30/02          9/30/01          9/30/02          9/30/01
----------------------------------------------------------------------------------------
 Operating Income:
   New Ulm Telecom        $    (6,935)     $   382,081      $   749,297      $   834,459
   Western Telephone          175,486          277,477          869,858          894,421
   Peoples Telephone           86,509          117,976          307,801          380,915
   New Ulm Phonery            297,447          156,058          707,959          478,320
   Other                       27,310           34,466           85,539          146,486
                          -----------      -----------      -----------      -----------

        Total                 579,817          968,058        2,720,454        2,734,601
 Other Income                 654,306          271,568        3,431,829        1,268,053
 Interest Expense            (157,142)        (172,742)        (731,934)        (515,647)
 Income Taxes                (435,248)        (447,627)      (2,193,471)      (1,458,480)
                          -----------      -----------      -----------      -----------


 Net Income               $   641,733      $   619,257      $ 3,226,878      $ 2,028,527
                          ===========      ===========      ===========      ===========

 Basic and Diluted
 Earnings Per Share               .13              .12              .63              .40

Weighted Average
   Shares Outstanding       5,115,585        5,155,725        5,115,585        5,155,725

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

NEW ULM TELECOM OPERATIONS

New Ulm Telecom revenues represent 56.0% of the consolidated operating revenues for the three-month period ended September 30, 2002 and 57.9% of the consolidated operating revenues for the nine-month period ended September 30, 2002. Revenues are primarily earned by providing approximately 13,000 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing video services (a new venture undertaken in 2001) to its subscribers. The New Ulm Telecom segment also began offering CLEC services in the City of Redwood Falls, MN in July 2002. Total New Ulm Telecom segment revenues for the three-month period ending September 30, 2002 grew $150,572 or 8.2% over the same period last year. Total New Ulm Telecom segment revenues for the nine-month period ending September 30, 2002 increased $838,072 or 15.3% over the same period in 2001.

Local network revenue increased in the New Ulm Telecom segment by $104,479 or 16.1% for the three months ended September 30, 2002 compared to the same period in 2001. Local network revenue increased in the New Ulm Telecom segment by $249,513 or 12.8% for the nine months ended September 30, 2002. Local network revenue increased during these periods despite the fact that the number of access lines decreased 0.9% from September 30, 2001 to September 30, 2002. Targeted marketing and promotions and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges, achieved this revenue increase. DSL, which is used to provide high-speed access to the Internet, was responsible for approximately $222,000 of the increase. A local service rate increase beginning in February 2001 provided approximately $18,000 additional local service revenues for the nine month period ending September 30, 2002 over the same period ending in 2001.

Network access revenue decreased $8,572 or 0.1% for the three months ended September 30, 2002 compared with the same period in 2001. Network access revenue increased $293,639 or 10.4% for the nine months ended September 30, 2002. The company experienced a 2.8% decrease in access minutes for the three months ended September 30, 2002 and a 6.0% decrease in access minutes for the nine month period ending September 30, 2002, a common industry trend. The New Ulm Telecom segment has invested over $15 million in capital expenditures during the past two years. These capital expenditures have enhanced this segment's infrastructure and have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the New Ulm Telecom local loop (access line cost) has made the Company eligible for high cost loop funding through the NECA pools.

Other operating revenues increased $54,662 or 20.0% for the three months ended September 30, 2002 and $294,917 or 42.6% for the nine months ended September 30, 2002 compared with the same periods in 2001. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for the majority of the increase in these revenues. Also contributing to the revenue increase was the offering of telephone, digital video, and DSL services in the Redwood Falls, MN CLEC beginning in July 2002. The CLEC had revenue of $9,754 for the quarter and year-to-date ending September 30, 2002.

Operating income decreased $389,016 or 101.8% for the three months ended September 30, 2002 and $85,162 or 10.2% for the nine months ended September 30, 2002 compared with the same periods in 2001. The decrease in operating income was primarily due to the $245,630 write-off of bankrupt carrier receivables, and the $457,192 increase in depreciation due to the growing investment in our infrastructure. Operating revenues increased by $838,069 for the nine month period ending September 30, 2002 over the same period in 2001 due to growth associated with our new service offerings of video and DSL, and the additional settlements from NECA, including high-cost loop funding. The $838,069 in increased revenues combined with a $923,231 increase in operating expenses resulted in the $85,162 decrease in operating income.

Cash operating expenses increased $413,149 or 45.0% for the three-month period ended September 30, 2002 and $538,119 or 17.8% for the nine-month period ended September 30, 2002 compared with the same periods ended in 2001. Cash operating expenses have increased due to the write-off of bankrupt carrier receivables, and the increasing array of services offered such as video and DSL. The New Ulm Telecom segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The Company also realizes growth potential by competitively offering its array of services in an increasing number of communities. The Company began offering competitive services competitively in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to maintain its operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $126,436 or 23.4% for the three months ended September 30, 2002 and $385,112 or 23.8% for the nine months ended September 30, 2002 compared with the same periods in 2001. Depreciation expense was the main cause of this increase. The $436,008 increase in depreciation expense was reflective of the new investments of over $15 million in the segment's infrastructure. Also, a $21,184 increase in amortization of leasehold improvements reflects the Company's continued growth and expansion, and the need for additional office and retail space. These increases were offset by a $72,080 decrease in the amortization of goodwill expense for the nine months ended September 30, 2002 (See note 6) due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

Other income for the nine months ended September 30, 2002 decreased $216,025 over the same period in 2001. The primary source of this decrease was the $192,305 interest charge resulting from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, the New Ulm Telecom segment repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The resulting interest charge was the prepayment penaltt on the debt. Other items contributing to the decrease in other income for the nine months ended September 30, 2002 included the upgrading of Courtland CATV service to digital video service and the subsequent write-off of un-utilized CATV assets, the write-down of the investment in Onvoy, and the increase in the investment income for CoBank.

The EBITDA(1) for this segment was $660,599 for the quarter ended September 30, 2002 compared with $923,179 for the same quarter in 2001. For the nine months ended September 30, 2002 the EBITDA was $2,751,900 compared to $2,451,950 for the same period in 2001. This $299,950 or 12.2% increase was realized primarily through increased revenues.


WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company (Western) revenues represent 15.7% of the consolidated operating revenues for the three months ended September 30, 2002 and 16.1% of the consolidated operating revenues for the nine months ended September 30, 2002. Revenues are primarily earned by providing approximately 2,600 customers access to Western's local network, and providing interexchange access for long distance carriers. Western earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers.

Local network revenues increased in the Western segment by $24,587 or 27.1% for the three months ended September 30, 2002 compared to the same period in 2001. Local network revenues increased in the Western segment by $79,346 or 29.0% for the nine months ended September 30, 2002 compared to the same period in 2001. This revenue increase was accomplished with the promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL was responsible for approximately $36,000 of the 2002 increase. The nine months ended September 30, 2002 also realized an increase of $33,706 in revenue due to the billing of certain wireless reciprocal compensation.

Network access revenue increased $1,431 or 0.4% for the three-month period ended September 30, 2002 compared to the same period ended in 2001. Network access revenue increased $32,777 or 3.0% for the nine-month period ended September 30, 2002. Access minutes increased 0.3% for the three months ended September 30, 2002 and decreased 3.6% for the nine months ended September 30, 2002. The negative effects of network access pricing, a common industry trend, are expected to erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use. The Western Telephone segment has offset these decreases with increased settlements from NECA and through increased high-cost loop funding.

Operating income decreased $101,991 or 36.8% for the three months ended September 30, 2002 and $24,563 or 2.8% for the nine months ended September 30, 2002 compared with the same periods in 2001. The decrease in operating income was primarily due to the write-off of inter-exchange carrier receivables due to bankruptcy. The decrease in operating income due to this $115,289 write-off was partially offset by an increase in revenues associated with our new service offering of DSL, the back billing for wireless reciprocal compensation, and increased settlements from NECA, which includes high-cost loop funding.

Cash operating expenses increased $121,142 or 73.2% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Cash operating expenses increased $108,981 or 21.8% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The cause of the increase in cash operating expenses was the $115,289 write-off of bankrupt carrier receivables. While cash operating expenses increased, it was wholly attributable to the write-off of bankrupt carrier receivables. All other cash operating expenses remained steady due to Western's success with striving for cost efficiencies and controlling expenses.

Noncash operating expenses increased $4,000 or 4.4% for the quarter ended September 30, 2002 compared to the same period ended in 2001. Noncash operating expenses increased $5,860 or 2.1% for the nine months ended September 30, 2002 compared to the same period ended in 2001. Depreciation was the main cause of this increase. The increase was reflective of the steady amount of capital investments.

Other income for the nine months ended September 30, 2002 decreased $35,146 over the same period in 2001. The primary source of this decrease was the $54,240 interest charge resulting from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March

1, 2002, Western repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The resulting interest charge is the prepayment penalties on the debt. Due to the retirement of the above-mentioned debt, Western had a decrease in its ordinary interest expense of 21,600 for the nine months ending September 30, 2002 compared to the nine-month period ending September 30, 2001.

The EBITDA(1) for this segment was $269,976 for the quarter ended September 30, 2002 compared with $367,967 for the same quarter in 2001. For the nine months ended September 30, 2002 the EBITDA was $1,153,328 compared to $1,172,031 for the same period in 2001. This $18,703 or 1.6% decrease was realized primarily through increased cash operating expenses.


PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company (Peoples) revenues represent 7.7% of the consolidated operating revenues for the three months ended September 30, 2002 and 7.2% of the consolidated operating revenues for the nine months ended September 30, 2002. Revenues are primarily earned by providing approximately 920 customers access to Peoples' local network, and in providing interexchange access for long distance carriers. Peoples also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to it subscribers.

Local network revenue increased in Peoples by $2,062 or 6.0% for the three-month period ended September 30, 2002 compared to the same period in 2001. Local network revenues increased in the Peoples Telephone Company segment by $10,663 or 10.3% for the nine months ended September 30, 2002. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL to supplement basic line charges. DSL was responsible for approximately $9,500 of the 2002 increase.

Network access revenue increased $2,612 or 1.5% and access minutes decreased 2.4% for the three months ended September 30, 2002 compared to the same period in 2001. Network access revenue decreased $19,138 or 3.6% and access minutes decreased 4.9% for the nine months ended September 30, 2002 compared to the same period in 2001. The negative effects of network access pricing, a common industry trend, are expected to erode the increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to decrease the volume of switched minutes of use. The construction of a fiber route in 1998 and 1999 allowed Peoples to gain access to a larger fiber optic network. This network increased access revenue due to an increase in transport facilities, which minimized the network access revenue decrease caused by the decrease in access minutes of use. Network access revenues have also been impacted by an increase in the high-cost loop reimbursements and an increase in the amount charged to customers for service line connection charges (SLC).

Operating income decreased $31,467 or 26.7% for the three months ended September 30, 2002 and $73,114 or 19.2% for the nine months ended September 30, 2002 compared with the same periods in 2001. Approximately $19,000 of the decrease in operating income is the result of decreased network access revenues due to decreased volume of switched minutes of use. The remainder of the decrease in operating income was the result of increases in operating expenses which occurred due to the costs associated with new service offerings, such as DSL, increased depreciation due to capital investments for this segment, and the write-off of $38,509 of bankrupt carrier receivables.

Cash operating expenses increased $40,131 or 37.0% for the three-month period ended September 30, 2002 compared to the same period ended 2001. Cash operating expenses increased $49,127 or 15.8% for the nine-month period ended September 30, 2002. Cash operating expenses have increased due to the number of services offered, such as DSL, and the write-off of bankrupt carrier receivables.

Noncash operating expenses increased $5,701 or 17.5% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Noncash operating expenses increased $20,482 or 21.8% for the nine months ended September 30, 2002 compared to the same period in 2001. Depreciation expense was the main cause for this increase. The increase in depreciation was reflective of the capital investments in this segment.

Other income increased $74,832 for the three-month period ended September 30, 2002 compared to the same period ended 2001. Other income increased by $1,591,907 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The main sources of the increase were the gain recognized from the dissolution the cellular corporations in the first quarter of 2002, which accounted for $1,153,889 of the increase, and income from the MWH investment due to increased ownership through the dissolution and the purchase of additional units accounted for $534,276 of the increase, which was Peoples' portion of MWH income that was recorded using the equity method of accounting. Peoples had a 2.34% interest in MWH and records this investment on the equity method of accounting because of the influence Peoples has over the operations and management of MWH.. Other income decreased $24,655 due to interest charges resulting from the early extinguishment of debt with Phoenix Life Mutual Insurance Company. On March 1, 2002, Peoples repaid its senior unsecured debt with Phoenix Life Mutual Insurance Company. The resulting interest charge was the prepayment penalties on the debt. Due to the retirement of the above-mentioned debt, Peoples had a decrease in its ordinary interest expense of $10,000 for the nine months ending September 30, 2002 compared to the nine-month period ending September 30, 2001. Peoples also had a decrease in its other investment income of $80,703 due to the decrease in investment income for Fibercom, L.L.C. caused by its write-off of receivables due to the bankruptcies of Global Crossing and Worldcom.

The EBITDA(1) for this segment was $124,701 for the three months ended September 30, 2002 compared with $150,467 for the same period in 2001. The EBITDA for the nine months ended September 30, 2002 was $422,379 compared with $475,011 for the same period ended September 30, 2001. This $52,632 or 11.1% decrease was primarily due to decreased access network revenues and the write-off of bankrupt carrier receivables.

NEW ULM PHONERY OPERATIONS

New Ulm Phonery (Phonery) represents 15.8% of the consolidated operating revenues for the three-month period ended September 30, 2002 and 14.6% for the nine-month period ended September 30, 2002. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by New Ulm Telecom, Inc. (New Ulm and Redwood Falls, Minnesota). In addition, the Phonery leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers.

Operating revenue increased $108,867 or 24.0% for the three months ended September 30, 2002 and $204,262 or 14.7% for the nine months ended September 30, 2002 compared to the same periods ended 2001. This increase was primarily due to increased Internet revenues and revenues from the sale of customer premise equipment.

Cash operating expenses decreased $21,352 or 8.6% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Cash operating expenses increased $8,400 or 1.1% for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. This nine-month increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for our customers' communications needs. Increased emphasis of Internet access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Phonery is striving for cost efficiencies and technological improvements to maintain its operating margins.

Noncash operating expenses decreased $11,170 or 23.3% for the quarter ended September 30, 2002 and 33,777 or 23.7% for the nine months ended September 30, 2002 compared with the same periods in 2001. The decrease was attributable to a drop in depreciation expense, as some of the Phonery's capital investment has become fully depreciated due to the Phonery's aggressive depreciation schedule making it possible for the Phonery to continually offer products and services providing its customers the ability to stay on the cutting edge of technology.

The EBITDA(1) for this segment was $334,256 for the quarter ended September 30, 2002 compared with $204,037 for the same period in 2001. The EBITDA(1) for this segment was $816,755 for the nine-month period ended September 30, 2002 compared with $620,893 for the same period in 2001. This $195,862 or 31.5% increase was primarily due to increased Internet revenues and a reduction in the cost of installation and repair of inside wiring.

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

CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. The segment information is shown using the proportionate consolidation method. Segment amounts represent 9.92% of MWH financial statement totals at September 30, 2002. Segment amounts represent 7.58% of MWH totals at September 30, 2001. Cellular investment income increased $614,864 or 307.4% for the three months ended September 30, 2002 compared to the same period ended in 2001. Cellular investment income increased $1,141,797 or 101.7% for the nine months ended September 30, 2002 compared to the same period in 2001. This increase was the result of revenue and income growth as MWH gains market share and an additional 2.34% MWH interest acquired by Peoples through the dissolution of two Cellular Corporations and the purchase of additional units in 2002. The additional units purchased were the result of a number of partners in Three Lakes Cellular, Inc not taking advantage of their right to purchase additional units. This allowed Peoples to make an additional investment in MWH Also, the adoption of SFAS No. 142 by MWH resulted in a decrease in amortization expense of $131,128 for the cellular investment for the three-month period ended September 30, 2002 and $393,384 for the nine-month period ended September 30, 2002.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for New Ulm Telecom, Inc. was $43,132,247 at September 30, 2002, reflecting 55.2% equity and 44.8% debt. This compares to a capital structure of $37,544,756 at December 31, 2001, reflecting 58.2% equity and 41.8% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next twelve months.


CASH FLOWS

Cash provided by operations was $3,633,386 for the nine-month period ended September 30, 2002 compared to $3,625,290 for the nine-month period ended September 30, 2001. Cash flows from operations for the nine months ended September 30, 2002 and 2001 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $9,292,223 for the nine months ended September 30, 2002 compared to $4,458,676 for the same period in 2001. Purchase of cellular investments were $3,220,682 for the nine months ended September 30, 2002 due to the purchase of shares by

Peoples Telephone Company in MWH due to the dissolution of Three Lakes Cellular, Inc. and the Cherokee Cellular, Inc. compared to no capital outlay for the purchase of cellular investments for the same period in 2001. Capital expenditures relating to on-going businesses were $5,987,188 during the first nine months of 2002 as compared to $4,351,505 for the same period in 2001. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN.

Cash flows provided by financing activities was $1,993,947 for the nine-month period ended September 30, 2002 compared to cash flows provided by financing activities of $671,312 for the nine-month period ended September 30, 2001. Included in cash flows used in financing activities are debt repayments, debt borrowings, repurchased and retired stock, and dividend payments. During the first nine months of 2002, New Ulm Telecom, Inc. borrowed $6,964,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company and to cover cash requirements for capital expenditures. During the first nine months of 2001, New Ulm Telecom, Inc. borrowed $3,460,000 to cover cash requirements, primarily for capital expenditures.


DIVIDENDS

The Company paid dividends of $1,278,387 during the first three quarters of 2002 compared to $1,283,110 for the same time period in 2001. These were dividends of $.0833 per share per quarter, which was equal to the $.0833 per share per quarter dividends paid in 2001. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Company has made no announcements or plans to change the dividends above historic levels for the remainder of 2002. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.


SHARE REPURCHASE PROGRAM

In 2001 the Company's Board of Directors authorized management to repurchase shares of Company common stock. During 2001, the Company repurchased 26,760 shares for $981,000. During the first three months of 2001, the Company repurchased 12,990 shares for $476,277. During the quarter ended June 30, 2001, the Company repurchased 13,770 shares for $504,723. The Company has no plans to repurchase any shares in 2002.


WORKING CAPITAL

Working capital was $140,582 as of September 30, 2002, compared to working capital of $4,191,972 as of December 31, 2001. The 2001 net working capital included over $3,000,000 of CoBank loan advances received in December 2001. These funds were expended in the first quarter 2002. They were used to purchase additional common stock investments in two cellular corporations and early retirement of Phoenix Life Mutual Insurance Company long-term debt. The decrease in working capital is primarily due to the increase in accrued income taxes and the reduction of cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.0 as of September 30, 2002 and 2.4:1.0 as of December 31, 2001.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At September 30, 2002, there was $13,875,000 of direct borrowings outstanding under this facility at an interest rate of 3.19%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter begin once the funds are fully drawn or any lesser amount borrowed. At September 30, 2002, there was $6,964,000 of direct borrowings outstanding under this facility at an interest rate of 3.19%.

The Company had three unsecured notes payable to Phoenix Home Life Mutual Insurance Company. By mutual agreement these notes were paid in full on March 1, 2002 using debt financing from CoBank.


OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of senior debt and bank lines of credit. The Company is comfortable with debt to total capital proportions of 40 to 55 percent.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on variable rates. Should interest rates rise significantly, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90-day period prior to the filing date of this periodic report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in periodic filings with the SEC.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEW ULM TELECOM, INC.


Dated: November 11, 2002                               By /s/ James P. Jensen
                                                       -------------------------
                                                       James P. Jensen, Chairman


Dated: November 11, 2002                               By /s/ Bill Otis
                                                       -------------------------
                                                       Bill Otis, President


                                 CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13A-14

I, Bill Otis, President and Chief Executive Officer of New Ulm Telecom, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 11, 2002            By /s/ Bill Otis
                                       -----------------------------------------
                                           Bill Otis
                                           President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13A-14

I, Chris Hopp, Chief Financial Officer of New Ulm Telecom, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 11, 2002                  By /s/ Chris Hopp
                                                 ---------------------------
                                                 Chris Hopp
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number   Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002