Form 10-K
period 2002-12-31
NEW ULM TELECOM INC
filed 2003-03-27
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                            27 North Minnesota Street
                            New Ulm, Minnesota 56073
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number including area code:     507-354-4111

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $1.66 par value
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes ___ No _X_

As of June 30, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $58,317,669 based on the last sale price of $11.40 on The OTC Bulletin Board.

The total number of shares of the registrant's common stock outstanding as of February 7, 2003: 5,115,585.

Documents Incorporated by Reference: Information required by Part III, Items 10-13 of this document are incorporated by reference to specific portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held May 15, 2003.

                                     PART I


ITEM 1. BUSINESS

GENERAL

New Ulm Telecom, Inc. (the Company) was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company's principal line of business is the operation of local exchange telephone companies (LECs). In the telecommunications industry, local exchange companies generate the largest share of total revenues. The Company's core business is the operation of three LECs. This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with LECs. The Company also provides cable television services, Internet access services, long distance service and installs and maintains telephone systems to the areas surrounding its LEC service territory in southern Minnesota and northern Iowa. In addition, the Company undertook business startup initiatives in the competitive local exchange carrier business in 2002.

The five wholly-owned subsidiaries of New Ulm Telecom, Inc. and the business segments in which they operate are:

         NEW ULM TELECOM SECTOR
                  o New Ulm Telecom, Inc. (NUT) - Parent Company, a Minnesota
                    Corporation
         WESTERN TELEPHONE SECTOR
                  o Western Telephone Company (WTC), a Minnesota Corporation PEOPLES TELEPHONE SECTOR
                  o Peoples Telephone Company (PTC), an Iowa Corporation
         NEW ULM PHONERY SECTOR
                  o New Ulm Phonery, Inc. (Phonery), a Minnesota Corporation CELLULAR SECTOR
                  o New Ulm Cellular #9, Inc. (Cell #9), a Minnesota
                    Corporation; containing only the investment income from Midwest Wireless Holdings L.L.C. (MWH)
         OTHER SECTOR
                  o New Ulm Long Distance, Inc. (NULD), a Minnesota Corporation
                  o Cell #9, a Minnesota Corporation; containing only the
                    operating activities of Cell #9

The Company and its subsidiaries are engaged in businesses that provide services to their customers for a fee. These services are repetitive and recurring, and, as a result, backlog orders and seasonality are not significant factors. Working capital requirements primarily involve the funding of the construction and maintenance of telephone fixed assets, the payroll costs of highly skilled labor and the inventory to service its telephone equipment customers.

The materials and supplies which are necessary for the operation of the businesses of New Ulm Telecom, Inc. and its subsidiaries are available from a variety of sources, and no future supply problems are anticipated. All of the Company's incumbent local exchange carrier (ILEC) and competitive local exchange carrier (CLEC) central office switches are the Nortel Brand. Nortel is a leading supplier of communications equipment, and the Company's dependence on this brand is not viewed as a significant risk. In addition, the Company invested heavily in digital loop carrier equipment in New Ulm, Minnesota and Redwood Falls, Minnesota. This equipment is manufactured by Next Level Communications, which allows the Company to offer the converged services of voice, video and high speed internet access utilizing one platform. The Company's dependence on this brand is not viewed as a significant risk.

Patents, trademarks, licenses, franchises and concessions are not significant in the businesses of the Company or its subsidiaries.

The Company and its subsidiaries are not dependent upon any single customer or small group of customers. There is no customer that accounts for ten percent or more of the Company's consolidated revenues.

There is no material portion of the businesses of the Company or its subsidiaries which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

The Company and its subsidiaries do not foresee any material investment in any new products or services.

The Company and its subsidiaries operate only in southern Minnesota and northern Iowa and have no foreign operations, customers, or assets.

The Company and its subsidiaries do not engage in material research and development activities.

The Company does not have any collective bargaining agreements with its employees.

As of December 31, 2002, the Company had 63 full-time equivalent employees.

ACQUISITIONS

The dissolution, in January 2002, of Cherokee Cellular, Inc. (CCI) and Three Lakes Cellular, Inc. (TLCI), which is explained in the Disposition section below, allowed the Company to increase its direct ownership in MWH. PTC acquired an additional 12,050 units in MWH through the dissolution of these two C-Corporations.

The dissolution of TLCI allowed PTC to acquire additional units in MWH. PTC acquired 12,295 units from other partners in Three Lakes Cellular, Inc. for approximately $1,940,000 in cash. The gain on dissolution is in the Peoples Telephone Company Sector and the investment income subsequent to this transaction is recorded in the Cellular Investment Sector.

DISPOSTIONS

In January of 2002, Cherokee Cellular, Inc. (CCI) and Three Lakes Cellular, Inc.
(TLCI), which contained units of MWH, dissolved. These corporations contained MWH units. PTC had a partnership interest in each corporation. The C Corporations entered into a transaction that allowed CCI and TLCI to transfer MWH shares directly to the partners. The partners of CCI and TLCI assumed an increase in the value of MWH resulting in a taxable gain and felt this decision will minimize future taxes upon the appreciation in value of MWH. The transaction contained no cash. Recognition of the gain occurred due to the step up value resulting in the appreciation of the value of MWH. The Company recorded a pre-tax gain of $1,157,915 ($697,065 net of tax).

INDUSTRY SEGMENTS FINANCIAL DATA

Financial information about New Ulm Telecom, Inc.'s industry segments is included on pages 15 to 21 and 43 to 44 of this Form 10-K.

INDUSTRY SEGMENTS

The Company's operations are conducted in the following five segments:

NEW ULM TELECOM SECTOR

NUT is an independent telephone company which is regulated by the Minnesota Public Utilities Commission (MPUC). NUT has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2002, the Company served 13,500 access lines. NUT provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only) and the adjacent rural areas in Brown, Nicollet and Blue Earth counties in south central Minnesota approximately 90 miles southwest of Minneapolis, Minnesota. NUT operates three cable television systems in Minnesota (in the cities of New Ulm, Courtland and Redwood Falls), servicing approximately 2,300 customers.

NUT derives its principal revenues from local service charges to its subscribers and access charges to interexchange carriers for providing access to the long distance network. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to subscribers.

Alternatives to NUT service include customers leasing private line switched voice and data services in or adjacent to the territories served by NUT, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to NUT's long-term ability to provide local exchange services at economical rates.

In order to meet this competition, NUT has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of NUT's switches and installation of SS7 (an out-of-band system) for all of its access lines. NUT has also begun construction (anticipated to be completed in 2003) of a fiber ring (redundant route designs which allow traffic to re-route if trouble appears in the line) that will protect its interexchange network, which NUT believes will enable it to provide a very reliable level of service to its customers. The utility of the local network is also enhanced by the ability to offer high speed internet (digital subscriber line, or DSL) to 90% of its customers. In addition, NUT has enhanced the network to offer video services over the same facilities that provides its customers with voice and internet access. This technology is available to approximately 65% of its access lines.

NUT currently has competition in the provision of plain old telephone service
(POTS) in Redwood Falls, Minnesota. The incumbent provider is Qwest (NUT entered Redwood Falls as a CLEC in September 2002). Competition does not currently exist in the other communities and areas served by NUT for POTS. NUT's competitor for video services in New Ulm, Minnesota is the incumbent of Time Warner. In Redwood Falls, Minnesota the incumbent is Mediacom. NUT constantly responds to competitive pressure with active programs to market products and to enhance its infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided by interexchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers. Other services, such as directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and experience.

WESTERN TELEPHONE SECTOR

WTC is an independent telephone company which is regulated by the Minnesota Public Utilities Commission (MPUC). WTC has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2002, WTC served 2,500 access lines. WTC provides telephone service in Minnesota to the cities of Springfield, Sanborn and the adjacent rural areas in Brown and Redwood counties in south central Minnesota approximately 120 miles southwest of Minneapolis, Minnesota. WTC operates two cable television systems in Minnesota (in the cities of Sanborn and Jeffers), servicing approximately 220 customers.

WTC derives its principal revenues from local service charges to its subscribers and access charges to interexchange carriers for providing access to the long distance network. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to subscribers.

Alternatives to WTC service include customers leasing private line switched voice and data services in or adjacent to the territories served by WTC, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to WTC's long-term ability to provide local exchange services at economical rates.

In order to meet this competition, WTC has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology on all of WTC's remote switches and installation of SS7 (an out-of-band system) for all of its access lines. WTC has also begun construction (anticipated to be completed in 2003) of a fiber ring (redundant route designs which allow traffic to re-route if trouble appears in the line) that will protect its interexchange network, which WTC believes will enable it to provide a very reliable level of service to its customers. The utility of the local network is also enhanced by the ability to offer high speed internet (digital subscriber line, or DSL) to 90% of its customers. In addition, WTC is planning to enhance its network to offer video services over the same facilities that provides its customers with voice and internet access in 2003.

WTC does not currently have competition in the provision of POTS. Competition does exist for some of the services provided by interexchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers. Other services, such as, directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and experience.

PEOPLES TELEPHONE SECTOR

PTC is an independent telephone company which is regulated by the Iowa Utilities Board (IUB). PTC has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2002, PTC served 900 access lines. PTC provides telephone service in Iowa to the city of Aurelia and the adjacent rural areas in Cherokee and Buena Vista counties in north western Iowa approximately 60 miles east of Sioux City, IA. PTC operates one cable television system in Iowa (in the city of Aurelia), servicing approximately 370 customers.

PTC derives its principal revenues from local service charges to its subscribers and access charges to interexchange carriers for providing access to the long distance network. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to subscribers.

Alternatives to PTC service include customers leasing private line switched voice and data services in or adjacent to the territories served by PTC, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to PTC's long-term ability to provide local exchange services at economical rates.

In order to meet this competition, PTC has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include the latest release of digital switching technology in PTC's remote switch and installation of SS7 (an out-of-band system) for all of its access lines. PTC has also constructed a fiber ring (redundant route designs which allow traffic to re-route if trouble appears in the line) that protects its interexchange network, which allows PTC to provide a very reliable level of service to its customers. The utility of the local network is also enhanced by the ability to offer high speed internet (digital subscriber line, or DSL) to 70% of its customers.

PTC does not currently have competition in the provision of POTS. Competition does exist for some of the services provided by interexchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the interexchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the interexchange carriers. Other services, such as, directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and experience.

PTC owns a 12.59% interest in Fibercomm, L.C., a limited liability company, that provides competitive local exchange service in Sioux City, IA. In addition, PTC owns a 2.34% interest in MWH.

NEW ULM PHONERY SECTOR

Phonery is a non-regulated telecommunications business which provides internet services, sells and services telephone apparatus, toll transport services and provides voice-mail services on a retail level primarily in the areas served by the New Ulm Telephone Sector, Western Telephone Sector and Peoples Telephone Sector. The Phonery specializes in the quality custom installation and maintenance of local networking and transport solutions in telecommunications for end user customers.

There are a number of companies engaged in the sale of telephone equipment at the retail level competing with the Phonery. Several companies also compete with the Phonery in providing internet services. Competition is based primarily on price, service, and experience. No company is dominant in this field.

CELLULAR SECTOR

Cell #9 owns a 7.58% and PTC owns a 2.34% interest in a limited liability company, MWH, that provides cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. Cell #9 and PTC, in this sector, derive their equity earnings from their percentage ownership in MWH. The MWH investment is a separate segment that is recorded on the equity method of accounting.

OTHER REGULATION

The Company and its subsidiaries anticipate no material affects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

OTHER COMPETITION

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

Since the mid-1990's New Ulm Telecom, Inc.'s business strategy has been to position itself as a "one-stop" telecommunications provider. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs. The Company believes that it has several competitive advantages: its prices and costs are low; its service quality and reputation are high; its commitment to the communities it services is unparalleled; its investment in technology is strong and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry.

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

         o increased competition in core business sectors which may decrease market share and or effect the pricing of services or products;
         o the ability to retain key employees;
         o changing market conditions which may affect growth rates in the industry;
         o the ability to secure financing for future expansion and operations;
         o the ability to improve operations with new technologies;
         o the investment in technological innovations which may affect future capital needs;
         o the continuation of historical trends;
         o the economy in general;

         o the future of the communications industry and communications services;
         o the effect of legal and regulatory changes which may have an effect on business;
         o sufficient cash generation from current operations to fund future liquidity needs;
         o other risk and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.


ITEM 2. PROPERTIES

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls. NUT's host central office equipment was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. NUT also has remote switching sites in three locations: two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

Western Telephone Company installed Nortel Networks remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western Telephone Company also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples Telephone Company's central office equipment was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. The Company leases most switching facilities from Fibercomm, LLC.

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

         (6) New Ulm Telecom, Inc. leases a building located at 27 North Minnesota in New Ulm, Minnesota. The building contains approximately 14,000 square feet of space and is used primarily as a retail location housing customer support services and business offices.

         (7) New Ulm Telecom, Inc. owns a building located at 137 E. 2nd Street, Redwood Falls, Minnesota. This building contains business offices and central office equipment. This building contains approximately 1,540 square feet of floor space.

         (8) New Ulm Telecom, Inc. has three remote central office buildings in Redwood Falls, Minnesota that are located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street. These buildings contain central office equipment that remote off of New Ulm's main central office equipment.


         (9) Western Telephone Company owns a building at 22 South Marshall, Springfield, Minnesota. This building contains the business office and central office equipment. This building contains approximately 2,100 square feet of floor space.

         (10) Western Telephone Company has a building in Sanborn, Minnesota, which contains central office equipment that remotes off of Western's central office equipment.

         (11) Western owns a warehouse located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction. This building contains approximately 3,750 square feet of space.

         (12) Peoples Telephone Company owns a building at 221 Main Street, Aurelia, Iowa that houses the business office, central office equipment and cable television headend equipment. The building contains approximately 1,875 square feet of floor space.

         (13) Peoples Telephone Company owns a building that is adjacent to its main office building at 217 Main Street, Aurelia, Iowa. This building is available to expand the present main office building. The building contains approximately 1,875 square feet of floor space.

         (14) Peoples Telephone Company owns a warehouse, including office, building at 133 1/2 Main Street, Aurelia, Iowa, that contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

         (15) Peoples Telephone Company also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25' x 100'.

In addition, New Ulm Telecom, Western Telephone Company and Peoples Telephone Company own the lines, cables and associated outside physical plant utilized in providing telephone service in their service areas. New Ulm Telecom, Western Telephone Company and Peoples Telephone Company own the cables and equipment to provide cable television services.

New Ulm Phonery, Inc. owns internet equipment and equipment leased to subscribers such as telephone sets and other similarly used instruments.

The Registrant believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 7 to the financial statements, found at Part II Item 8 herein, describes the mortgages and collateral relating to the above properties, while Note 2 describes the composite depreciation rate.


ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending or threatened involving the Registrant or any of its subsidiaries at this time in any court, nor are there any proceedings known to be contemplated by governmental authorities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of the executive officers of the Company as of December 31, 2002.

          NAME AND AGE                       POSITION
          ------------                       --------

         BILL OTIS                 President and Chief Executive Officer
         (45)                      - New Ulm Telecom, Inc.

         BARBARA BORNHOFT          Vice-President and Secretary
         (46)                      - New Ulm Telecom, Inc.

         CHRISTOPHER HOPP          Controller and Treasurer
         (34)                      - New Ulm Telecom, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company he was hired as the Officer Manager/Controller for New Ulm Telecom, Inc. in 1979. Mr. Otis is also a director of Midwest Wireless L.L.C.

Barbara Bornhoft has been Vice President/Secretary of the Company since 1998.

Chris Hopp has been Controller/Treasurer of the Company since 1997.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is not traded on an exchange or in the over-the-counter market; as such, it has a limited market. As of December 31, 2002, there were approximately 1,309 holders of record of the Company's common stock.

Our common stock is traded on the OTC Bulletin Board under the symbol "NULM." The table below sets forth the approximate high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                    Common Stock
                                                    ------------
                                                 High         Low
         2002:                                   ----         ---
         -----
         1st quarter                           $ 12.50      $ 11.37
         2nd quarter                           $ 11.40      $ 11.35
         3rd quarter                           $ 11.00      $ 11.00
         4th quarter                           $ 10.45      $  9.25

         2001:
         -----
         1st quarter                           $ 11.67      $  9.37
         2nd quarter                           $  9.50      $  9.25
         3rd quarter                           $  9.83      $  9.70
         4th quarter                           $ 10.25      $  9.68

Dividends

Dividends were declared quarterly in 2002, 2001 and 2000.

Dividends were $.33 in 2002, $.33 in 2001 and $.33 per share in 2000. The dividends per share data have been restated to reflect the three-for-one stock split effective January 10, 2002. Any increase in dividends will be decided by the Board of Directors based on anticipated earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. SELECTED FINANCIAL DATA

Selected Income Statement Data for registrant and subsidiaries (consolidated):

                                                                     Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      2002                2001                2000               1999                1998
                                 ---------------    ----------------    ---------------    ----------------    ----------------
Operating Revenues               $   14,334,243     $    13,334,822     $    12,485,337     $   11,757,082     $    10,478,643

Operating Expenses                   10,753,858           9,406,647           8,145,769          7,106,612           6,333,981

Operating Income                      3,580,385           3,928,175           4,339,568          4,650,470           4,144,662

Other Income (Expenses)               3,043,946             810,702             829,696          1,132,540           1,230,569

Income Taxes                          2,634,350           1,970,639           2,206,137          2,136,011           2,136,011

Net Income                            3,989,981           2,768,238           2,963,127          3,329,423           3,239,220

Basic and Diluted Net Income
   Per Share                                .78                 .54                 .57                .64                 .62

Dividends Per Share                         .33                 .33                 .33                .32                 .36


Selected Balance Sheet Data:
                                                                     Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      2002                2001                2000               1999                1998
                                 ---------------    ----------------    ---------------    ----------------    ----------------
Current Assets                   $    5,226,671     $     7,202,902     $     4,182,561     $    4,235,750     $     5,223,431

Current Liabilities                   5,369,847           3,010,930           2,708,359          2,013,263           2,332,221

Working Capital                       (143,176)           4,191,972           1,474,202          2,222,487           2,891,210

Total Assets                         53,311,383          42,851,780          34,958,288         27,027,069          26,043,448

Long-Term Debt                       22,667,091          17,566,666           9,857,333          3,300,000           3,666,666

Stockholders' Equity                 24,130,220          21,844,756          21,766,504         20,552,582          18,868,991

Book Value Per Share                       4.72                4.27                4.19               3.95                3.63

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR 2002, 2001 AND 2000

As described on pages 2 to 6, the Company operates five business segments; the majority of its operations consist of four segments that provide telephone and related ancillary services, and cable television services to several communities in Minnesota and Iowa. A fifth segment has a 9.92% interest in MWH and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of this LLC.

CONSOLIDATED RESULTS OF OPERATIONS

     o 2002 consolidated revenues were $14,334,000, compared with $13,334,000 in 2001, an increase of $1,000,000 or 7.5%. The New Ulm Telecom sector provided $940,000 of the increase with the continued success of its new service offerings: digital video and digital subscriber line
          (DSL), which began in 2001, and the introduction of competitive local exchange services in Redwood Falls, Minnesota. New Ulm Telecom, Inc. invested $7,800,000 in its infrastructure, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. All other segments had no material change.

     o 2002 consolidated operating expenses were $10,754,000, compared with $9,407,000 in 2001, an increase of $1,347,000 or 14.3%. The New Ulm
          Telecom, Inc. sector provided $1,061,000 of the increase, with $619,000 of the increase attributed to depreciation expense and $246,000 of the increase reflecting Inter-exchange carrier (IXC) write-off of receivables due to the bankruptcies of WorldCom and Global Crossing, and $196,000 of the increase reflecting the additional general and administrative expenses associated with the steps taken by the Company to compete in all aspects of communication services and to provide exceptional customer service for our complete array of products and services and the introduction of CLEC services in Redwood Falls, Minnesota. The Western Telephone Company and Peoples Telephone Company segments also saw significant increases in operating expenses due to the write-off of bankrupt carrier receivables. The bankruptcy write-offs total $154,000 for these two sectors. Total company write-offs of bankrupt carrier receivables in fiscal year 2002 were $400,000.

     o 2002 consolidated net income was $3,989,000 compared with $2,768,000 in 2001. The increase in consolidated net income was $1,231,000 or 44.4%. The increase was attributed to the pretax gain of $1,157,000 ($697,000 after-tax) of the dissolution of the two corporations within the Peoples Telephone sector and the pre-tax increase in partnership income from MWH of $1,580,000 ($950,000 after-tax) due to MWH's increase in profitability and the direct ownership increase in MWH attributable to the dissolution of the two cellular corporations in Iowa and the additional units purchased at the time of that dissolution.

     o 2001consolidated revenues were $13,334,000, compared with $12,485,000 in 2000, an increase of $849,000 or 6.8%. The NUT sector provided $702,000 of the increase with the introduction of new service offerings: digital video and digital subscriber line (DSL). NUT invested $8,000,000 in its infrastructure, which allowed it to enhance its local network and offer these new services to its subscribers. All other segments had no material change.

     o 2001 consolidated operating expenses were $9,406,000, compared with $8,146,000 in 2000, an increase of $1,260,000 or 15.5%. The New Ulm
          Telecom, Inc. sector provided $1,156,000 of the increase, with $756,000 of the increase attributed to depreciation expense. The remaining $400,000 is associated with additional expenses (programming fees, transport costs, employee costs, advertising) incurred with the introduction of video services offered in the City of New Ulm, Minnesota.

     o 2001 consolidated net income was $2,768,000 compared with $2,963,000 in 2000. The decrease in consolidated net income was $195,000 or 6.6%.

In the Segment operations discussions which follow, specific discussion of year-to-year changes by segment are given. An overall review of the year-to-year changes in Company operations is provided in the following table:

SUMMARY OF OPERATIONS - BEFORE INTERCOMPANY ELIMINATIONS
--------------------------------------------------------

                                                  2002                   2001                  2000
                                            ---------------        ---------------        --------------
Year Ended December 31:
   Operating Income:
      New Ulm Telecom                       $     1,076,202        $     1,193,964        $    1,648,539
      Western Telephone                           1,108,959              1,278,040             1,289,103
      Peoples Telephone                             400,169                490,644               476,003
      New Ulm Phonery                               825,939                750,750               720,454
      Other                                         169,116                214,777               205,469
                                            ----------------       ----------------       ---------------
        Total                                     3,580,385              3,928,175             4,339,568
   Other Income                                   3,943,563              1,483,044             1,247,739
   Interest Expense                                (899,617)              (672,342)             (418,043)
   Income Taxes                                  (2,634,350)            (1,970,639)           (2,206,137)
                                            ----------------       ----------------       ---------------
   Net Income                               $     3,989,981        $     2,768,238        $    2,963,127
                                            ================       ================       ===============

   Basic and Diluted Earnings Per Share     $           .78        $           .54        $          .57
   Weighted Average Shares Outstanding            5,115,585              5,135,655             5,196,615

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

NEW ULM TELECOM OPERATIONS

New Ulm Telecom revenues represent 58.6% of 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 13,500 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising and providing video services (a new venture undertaken in 2001) to its subscribers. The New Ulm Telecom segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total New Ulm Telecom segment revenues have grown 23.6% since 2000. All information contained in this table is before intercompany eliminations.

                                                           2002                  2001                   2000
                                                     ---------------        --------------        ---------------
   Operating Revenues:
      Local Network                                  $     3,067,035        $    2,751,689        $     2,398,257
      Network Access                                       4,203,193             3,970,146              3,886,447
      Other                                                1,361,520               965,956                701,398
                                                     ----------------       ---------------       ----------------
        Total Operating Revenues                           8,631,748             7,687,791              6,986,102
                                                     ----------------       ---------------       ----------------
   Cash Operating Expenses                                 4,586,304             4,062,075              3,661,598
   Noncash Operating Expenses                              2,969,242             2,431,752              1,675,965
                                                     ----------------       ---------------       ----------------
        Total Operating Expenses                           7,555,546             6,493,827              5,337,563
                                                     ----------------       ---------------       ----------------
   Operating Income                                        1,076,202             1,193,964              1,648,539
                                                     ----------------       ---------------       ----------------
   Net Income                                                135,360               179,585                775,184
                                                     ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                         4,045,444             3,625,716              3,324,504
   Capital Expenditures                              $     6,828,746        $    6,723,454        $     8,507,375

-------------------------------
(1) EBITDA represents operating income plus depreciation and amortization expense. EBITDA, which is not a measure of financial performance or liquidity under generally accepted accounting principles, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation.

NUT revenues increased $944,000 or 12.3% in 2002 over 2001 and $702,000 or 10.0%
in 2001 over 2000.

Local network revenue increased in the New Ulm Telecom segment by $315,000 or 11.5% in 2002 over 2001 and $354,000 or 14.7% in 2001 over 2000. The increases are significant considering the number of access lines decreased 1.1% in 2002 over 2001, due to the adoption of Digital Subscriber Line (DSL) for internet access, and increased only 2.1% in 2001 over 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the internet, was responsible for approximately $170,000 of the 2002 increase. The Company also entered into a number of interconnect agreements, which allows competitive providers access to our customers at the local service level, with wireless providers that enhanced local service revenues by $56,000 for 2002 over 2001. Providing enhanced 911 services to our subscribers enabled the Company to increase revenues by $38,000 in 2002 over 2001. Competitive service offerings in Redwood Falls contributed an additional $35,000 in 2002 over 2001. A local service rate increase beginning in February 2001 provided $200,000 additional local service revenues in 2001 over 2000.

Network access revenue increased $233,000 or 5.9% in 2002 over 2001 and $84,000 or 2.2% in 2001 over 2000. Access minutes in 2002 decreased by 7.9% over 2001 and 2001 decreased by 4.4% over 2000. The increases in network access revenue in 2002 were significant considering the decrease in minutes of use and the negative effects of network access pricing, a common industry trend. The New Ulm Telecom segment has invested $22,000,000 in capital expenditures since 2000. These capital expenditures, enhancing this segment's infrastructure, have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). New Ulm Telecom has now become eligible for high-cost loop funding.

Other operating revenues increased $396,000 or 41.0% in 2002 over 2001 and increased $265,000 or 37.8% in 2001 over 2000. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for $426,000 of enhanced revenues in 2002 as compared to 2001. The CLEC in Redwood Falls provided additional revenues of $20,000 in 2002 over 2001. The take back of billing and collecting services by IXC's resulted in a loss of revenues from 2002 to 2001 of $80,000, for billing and collection revenues.

Cash operating expenses increased $524,000 or 12.9% in 2002 over 2001 and $400,000 or 10.9% in 2001 over 2000. Cash operating expenses have increased due to the write-off of bankrupt carrier receivables totaling $246,000, and the increasing array of services offered, such as video and DSL. The New Ulm Telecom segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Telecom segment.

Noncash operating expenses increased $537,000 or 22.1% in 2002 over 2001 and $756,000 or 45.1% in 2001 over 2000. Depreciation expense is the main cause of these increases. The increase in depreciation expense is reflective of the new investments of $22,000,000 in the segment's infrastructure as mentioned above. These investments have allowed the Company to offer video and DSL services, as well as expand its service territory to Redwood Falls, Minnesota. These increases were offset by a $96,000 decrease in the amortization of goodwill expense, due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The New Ulm Telecom segment capital expenditures for 2002 were $6,829,000. The single largest construction project consisted of building facilities in Redwood Falls, Minnesota for CLEC activities. The segment had capital projects of $6,723,000 in 2001 and $8,507,000 in 2000 due to the overbuild of the city of New Ulm, allowing NUT to offer video and DSL to its customers utilizing the same infrastructure. The segment's capital budget for 2003 is approximately $1,900,000.

WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company revenues represent 15.8% of 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 2,500 customers access to Western Telephone Company's local network, and in providing interexchange access for long distance network carriers. The Western Telephone Company segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. Total Western Telephone Company segment revenues have grown .7% since 2000. All information contained in this table is before eliminations.

                                                           2002                  2001                   2000
                                                     ---------------        --------------        ---------------
   Operating Revenues:
      Local Network                                  $       497,559        $      383,139        $       320,083
      Network Access                                       1,461,871             1,565,633              1,582,366
      Other                                                  372,792               392,360                412,986
                                                     ----------------       ---------------       ----------------
        Total Operating Revenues                           2,332,222             2,341,132              2,315,435
                                                     ----------------       ---------------       ----------------
   Cash Operating Expenses                                   832,794               677,895                652,117
   Noncash Operating Expenses                                390,469               385,197                374,215
                                                     ----------------       ---------------       ----------------
        Total Operating Expenses                           1,223,263             1,063,092              1,026,332
                                                     ----------------       ---------------       ----------------
   Operating Income                                        1,108,959             1,278,040              1,289,103
                                                     ----------------       ---------------       ----------------
   Net Income                                                689,545               798,815                796,541
                                                     ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                         1,499,428             1,663,237              1,663,318
   Capital Expenditures                              $       716,534        $      181,906        $       367,813

Western Telephone Company revenues decreased $9,000 or .4% in 2002 over 2001 and $26,000 or 1.1% in 2001 over 2000.

Local network revenue increased in the Western Telephone Company segment by $114,000 or 29.9% for 2002 over 2001 and $63,000 or 19.7% for 2001 over 2000.
The increases are significant considering the number of access lines decreased 2.1% in 2002 over 2001 and increased .6% in 2001 over 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide high-speed access to the internet, was responsible for approximately $50,000 of the 2002 increase. The year ending 2002 also realized an increase of $50,000 in revenue due to the billing of certain wireless reciprocal compensation.

Network access revenue decreased $104,000 or 6.6% and $17,000 or 1.1% in 2002 over 2001 and 2001 over 2000, respectively. Access minutes decreased 5.2% in 2002 over 2001 and 2.3% in 2001 over 2000. The negative effects of network access pricing, a common industry trend, will likely erode any potential increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the internet (e-mail, voice-over-IP) and wireless services will continue to decrease the volume of switched minutes of use.

Cash operating expenses increased $154,000 or 22.8% in 2002 over 2001 and $26,000 or 4.0% in 2001 over 2000. The single largest reason for the increase in cash operating expenses was due to the write-off of carrier receivables, $115,000, in 2002. In addition, cash operating expenses have increased due to the number of services offered. The Western Telephone Company segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Western Telephone Company segment.

Noncash operating expenses increased $5,000 or 1.4% in 2002 over 2001 and $11,000 or 2.9% in 2001 over 2000. Depreciation was the main cause of this increase. This increase was reflective of the steady amount of capital investments. These increases were offset by a $18,000 decrease in the amortization of goodwill expense, due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The Western Telephone Company segment capital expenditures for 2002 were $716,534, in part due to one time expenditures to construct a fiber route from Sanborn to Redwood Falls. The capital expenditure in 2001 was likely more reflective of a typical year. The segment had capital projects of $182,000 in 2001 and $368,000 in 2000 due to the construction of a fiber route, which is used to provide transport routes to a point of interconnection in Windom, Minnesota.

PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company revenues represent 6.8% of 2002 consolidated operating revenues. Revenues are primarily earned by providing approximately 900 customers access to Peoples Telephone Company's local network, and in providing interexchange access for long distance network carriers. The PTC segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and internet access to its subscribers. All information contained in this table is before eliminations.

                                                           2002                   2001                  2000
                                                     ---------------        --------------        ---------------
   Operating Revenues:
      Local Network                                  $       150,852        $      141,654        $       109,306
      Network Access                                         615,791               690,392                687,666
      Other                                                  230,984               210,698                195,179
                                                     ----------------       ---------------       ----------------
        Total Operating Revenues                             997,627             1,042,744                992,151
                                                     ----------------       ---------------       ----------------
   Cash Operating Expenses                                   448,508               417,076                397,348
   Noncash Operating Expenses                                148,950               135,024                118,800
                                                     ----------------       ---------------       ----------------
        Total Operating Expenses                             597,458               552,100                516,148
                                                     ----------------       ---------------       ----------------
   Operating Income                                          400,169               490,644                476,003
                                                     ----------------       ---------------       ----------------
   Net Income                                              1,347,423               410,652                309,318
                                                     ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                           549,119               625,668                594,803
   Capital Expenditures                              $       118,340        $      206,403        $        78,410

Peoples Telephone Company revenues decreased $45,000 or 4.3% in 2002 over 2001 and increased $51,000 or 5.1% in 2001 over 2000.

Local network revenue increased in the Peoples Telephone Company segment by $9,000 or 6.5% in 2002 over 2001 and $32,000 or 29.6% in 2001 over 2000. The increases are significant considering the number of access lines served decreased 2.3% in 2002 over 2001 and increased .3% during 2001 over 2000. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of digital subscriber line (DSL), to supplement basic line charges. DSL, which is used to provide high-speed access to the internet, was responsible for approximately $12,000 of the 2002 increase.

Network access revenue decreased $75,000 or 10.8% in 2002 over 2001 and increased $3,000 or .4% in 2001 over 2000. Access minutes decreased 6.1% in 2002 over 2001 and increased 1.7% in 2001 over 2000. The negative effects of network access pricing, a common industry trend, will erode any potential increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the internet (e-mail, voice-over-IP) and wireless services will continue to decrease the volume of switched minutes of use.

Cash operating expenses increased $31,000 or 7.5% in 2002 over 2001 and $20,000 or 5.0% in 2001 over 2000. The single largest reason for the increase in cash operating expenses was due to the write-off of carrier receivables, $39,000, in 2002. Cash operating expenses have increased due to the number of services offered. The Peoples Telephone Company segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services
(DSL), aggressive marketing (brand recognition) and solutions for our customer's communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Peoples Telephone Company segment.

Noncash operating expenses increased $14,000 or 10.3% in 2002 over 2001 and $16,000 or 13.7% in 2001 over 2000. Depreciation was the main cause of this increase. This increase was reflective of the steady amount of capital investments totaling $480,388 since 2000.

The Peoples Telephone Company segment capital expenditures for 2002 were $118,000. The single largest construction project consisted of building facilities in the PTC serving area to offer advanced calling features and access to DSL. The segment had capital projects of $206,000 in 2001 and $78,000 in 2000. Capital expenditures in 2002 were more reflective of a typical year.

NEW ULM PHONERY OPERATIONS

New Ulm Phonery represents 14.1% of 2002 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to internet services in the service areas served by New Ulm Telecom, Inc. (New Ulm, Redwood Falls, Springfield and Sanborn, Minnesota). In addition, the Company leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers. All information contained in this table is before eliminations.

                                                           2002                  2001                   2000
                                                     ---------------        --------------        ---------------
   Operating Revenues                                $     2,081,868        $    1,895,268        $     1,890,770
                                                     ----------------       ---------------       ----------------
   Cash Operating Expenses                                 1,098,341             1,021,336              1,035,045
   Noncash Operating Expenses                                157,588               123,182                135,271
                                                     ----------------       ---------------       ----------------
        Total Operating Expenses                           1,255,929             1,144,518              1,170,316
                                                     ----------------       ---------------       ----------------
   Operating Income                                          825,939               750,750                720,454
                                                     ----------------       ---------------       ----------------
   Net Income                                                540,484               482,027                455,572
                                                     ----------------       ---------------       ----------------
   Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA(1))                           983,527               873,932                855,725
   Capital Expenditures                              $       103,179        $      432,988        $       100,549

Phonery revenues increased $187,000 or 9.8% in 2002 over 2001 and $4,000 or .2% in 2001 over 2000. The segment saw a minor increase in internet subscribers in 2002, while the New Ulm Telecom segment benefited from the customer increased demand for DSL. Pricing for internet actually saw a slight decrease in 2001 as more customers opted for DSL access.

Cash operating expenses increased $77,000 or 7.5% in 2002 over 2001 and decreased $14,000 or 1.3% in 2001 over 2000. The increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. Increased emphasis of internet access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Phonery segment.

Noncash operating expenses increased $34,000 or 27.9% in 2002 over 2001 and decreased $12,000 or 8.9% in 2001 over 2000. The increase was attributable to an increase in depreciation expense, as the sum of the Phonery's capital investments since 2000 have totaled $637,000.

The New Ulm Phonery segment capital expenditures for 2002 were $103,000. Capital expenditures in this segment consisted of enhancements to the internet delivery system focusing on quality of service. The segment had capital projects of $433,000 in 2001, upgrading of voicemail system, and $100,000 in 2000. Capital expenditures in 2002 were more reflective of a typical year.

CELLULAR INVESTMENT

The Cellular Investment sector has a 9.92%, 7.58% and 7.58% in 2002, 2001 and 2000, respectively, ownership in MWH. The Company uses the proportionate method, which applies the Company's ownership percentage to MWH revenues and expenses. Revenues and income continue to grow as MWH adds customers. Acquisitions by MWH in Iowa and Wisconsin in 2000 have had a significant impact on revenues and net income in 2002. In addition, MWH was able to cease amortizing wireless licenses and goodwill from the acquisition in Iowa and Wisconsin, due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

In 2002, Cellular Investment income increased $1,580,000 or 130.1% over 2001. This is greater than the 60.1% increase in revenues using the proportionate method. This difference is due to greater profitability in the partnership and partly as a result of the adoption of SFAS No. 142 by the partnership. The proportionate method applies the Company's ownership percentage to MWH revenues and expenses. Revenues and income continue to grow as MWH adds customers. Acquisitions by MWH in Iowa and Wisconsin in 2000 had a significant impact on revenues and net income of MWH in 2001 and 2000.

                                           2002                  2001                   2000
                                     ---------------        --------------        ---------------
   Cellular Investment Income        $     2,788,861        $    1,208,636        $       981,668
                                     ===============        ==============        ===============

   Proportionate Method:
      Operating Revenues                  16,139,561            10,031,822              7,795,241
                                     ---------------        --------------        ---------------
      Cash Operating Expenses             10,290,753             6,206,282              4,775,446
      Noncash Operating Expenses           1,916,390             1,750,489              1,261,780
                                     ---------------        --------------        ---------------
        Total Operating Expenses          12,207,143             7,956,771              6,037,226
                                     ---------------        --------------        ---------------
   Operating Income                        3,932,418             2,075,051              1,758,015
                                     ---------------        --------------        ---------------
   Net Income                              2,788,861             1,208,636                981,668
                                     ---------------        --------------        ---------------

OTHER INCOME AND INTEREST EXPENSE

Other income (primarily interest and equity in LLC income) was $653,000 higher in 2002 over 2001. The Company recognized a one-time pretax gain of $1,157,000 in 2002 due to the dissolution of two cellular corporations held by the Peoples Telephone segment.

Included in other income is the Company's 12.6% equity ownership in Fibercomm, L.C. The company recorded $290,000 less investment income from Fibercomm, L.C. in 2002 over 2001, due to the write-off of carrier receivables (most notably Global Crossing and WorldCom) by Fibercomm. In 2001, the partnership income was $175,000, an increase of $180,000 over 2000.

Interest expense increased $215,000 in 2002 over 2001 and $254,000 in 2001 over 2000. The increases can be attributed to the new $10 million revolving credit facility obtained in July 2000. The Company refinanced the revolving credit facility on December 28, 2001 with a $15 million term loan and a revolving credit facility of $10 million (total debt outstanding under both facilities at December 31, 2001 was $17,566,666). The term loan facility's weighted average interest rate is variable and was 2.82% at December 31, 2002. The debt was used for a majority of the $22 million in capital expenditures since January 1, 2000, the purchase of additional MWH units of $4.1 million, the early extinguishment of the Phoenix debt (resulting in an early retirement of debt amount of $271,000, which is included in interest expense) and the repurchase of New Ulm Telecom, Inc. stock of approximately $1 million.

REVIEW OF CASH FLOWS

The Company's net working capital of negative $143,000 at December 31, 2002, was a decrease of $4,335,000 from 2001. The decrease in working capital is a result of intensive capital investment, aggressive payback of CoBank notes, and increased investment in non-current assets (most notably MWH). The 2001 net working capital includes over $3,000,000 of CoBank loan advances received in December 2001. Those funds were expended in the first quarter 2002. They were used to purchase additional common stock investments in two Iowa RSA corporations and early retirement of Phoenix Life Mutual Insurance Company long-term debt. The Company operates in capital intensive businesses. Additions to property, plant and equipment are the Company's largest investing activity, using $22,000,000 of working capital in the three years ended December 31, 2002. The company also invested $4,106,000 in 2002 for the purchase of additional MWH units. For cash flows from financing activities, aside from the routine payment of shareholder dividends and the new levels of indebtedness in 2002 and 2001 (see "Liquidity and Capital Resources" below), the Company used $981,000 to purchase outstanding shares of its common stock in 2001 and retired debt of $4,077,000 in 2002. The Company's largest source of working capital has been its operations, primarily from New Ulm Telecom, Western Telephone Company and Peoples Telephone Company.

DIVIDENDS

The Company paid dividends of $1,704,000 in 2002. This was a dividend of $.33 per share, which was the same amount per share as the $.33 per share paid in 2001. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Company has made no announcements or plans to increase the dividend in 2003. Paying at the existing level of dividends is not expected to negatively impact the liquidity of the Company.

INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have been immaterial. Management anticipates that this trend will continue in the near term.

SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized management to repurchase shares of Company common stock through private transactions. During 2000, pursuant to this authorization, the Company repurchased 500 (equivalent of 1,500 shares post split) shares for $17,000, and in 2001 the Company repurchased 26,760 (equivalent of 80,280 shares post split) shares for $981,000. The Company repurchased no shares in 2002. The Company does not currently anticipate share repurchases in 2003.

REGULATORY MATTERS

The Telecommunications Act passed by the federal government in February of 1996 is resulting in significant changes to the telecommunications industry. The FCC is in the process of determining how competition will be implemented by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators will also be involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play are yet to be fully determined.

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

State regulators are considering access charge reform. A docket has been opened but no action took place in 2002, and the Company cannot estimate the effect on intrastate access revenues of any future changes.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company's actual or average costs. There has been a decline in the level of interstate access charges in recent years, and the Company believes this trend will continue. In 2001, the FCC amended the interstate access charge structure and the universal support fund mechanisms. The net effect of these changes are not expected to have a material effect on the Company's interstate access revenues in 2003.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". Under this statement goodwill determined to have an indefinite life is no longer amortized; however, these assets are reviewed for impairment on a periodic basis.

The goodwill impairment test requires management to determine the fair value of certain of the Company's reporting units (as defined by SFAS 142). The Company determined the fair value of its reporting units using market multiples of earnings or customers noted in sales of similar operations. The Company does not believe that Goodwill was impaired at January 1, 2002 (the adoption date of SFAS
142) or any impairment occurred during 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe adoption of this standard will have an effect on the Company's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", which addresses the accounting and reporting for the disposal of long-lived assets. This statement supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption had no impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations and access to new debt continues to be the Company's sources of funds. Cash provided from operating activities decreased $465,000 in 2002 and increased $3,120,000 in 2001. In 2002 and 2001, the Company received proceeds of $9,178,000 and $8,576,000 from the draw down of debt, respectively. As of December 31, 2002, after payments (totaling $4,077,821 and $866,667 in 2002 and 2001, respectively) total debt owed by the Company was $22,667,091. The Company is in substantial compliance with the debt service covenants placed upon them by CoBank.

The Company uses variable rate short-term financial instruments as of December 31, 2002. The Company continually monitors the interest rates on its short-term bank loans and long-term senior indebtedness.

The Company's capital budget for 2003 is approximately $2.4 million, which will be financed through internally generated funds. As of December 31, 2002 the Company has no purchase commitments.

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and recent additions to indebtedness in the form of senior debt and bank lines of credit. The Company believes its debt to total capital proportions of 45 to 60 percent will be adequate for the foreseeable future.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more for the entire year ended December 31, 2002, the Company's interest expense would have increased around $60,000 in 2002. Should interest rates rise significantly, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited partnership, the investment in which, as discussed in Note 4 to the financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $13,392,129 and $6,310,830 as of December 31, 2002 and 2001, respectively, and the equity in its net income was $2,788,861, $1,208,636, and $981,668 for the years ended December 31, 2002,
2001, and 2000. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



KIESLING ASSOCIATES LLP

West Des Moines, Iowa
February 7, 2003

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



OLSEN THIELEN & CO., LTD.

St. Paul, Minnesota
February 21, 2002

                             NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                          CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              --------------------------
                                                                  2002           2001
                                                              -----------    -----------
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $ 1,914,113    $ 4,245,683
  Receivables, net of allowance for doubtful
  accounts of $100,950 and $24,500                              2,626,492      1,878,444
  Materials, supplies, and inventories                            502,315        966,565
  Prepaid expenses                                                183,751        112,210
                                                              -----------    -----------
                                                                5,226,671      7,202,902
                                                              -----------    -----------

INVESTMENTS AND OTHER ASSETS
  Cellular investments (see note 4)                            13,392,129      6,310,830
  Goodwill and intangibles, net of amortization (see note 8)    3,246,442      3,248,495
  Notes receivable from officer (see note 11)                     674,037        687,402
  Notes receivable                                                     --        252,854
  Other investments                                             1,042,896      1,154,736
                                                              -----------    -----------
                                                               18,355,504     11,654,317
                                                              -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
  Telecommunications plant                                     51,864,392     43,032,672
  Other property and equipment                                  2,438,378      2,396,063
  Cable television plant                                        1,850,221      1,539,443
                                                              -----------    -----------
                                                               56,152,991     46,968,178
  Less accumulated depreciation                                26,423,783     22,973,617
                                                              -----------    -----------
                                                               29,729,208     23,994,561
                                                              -----------    -----------


TOTAL ASSETS                                                  $53,311,383    $42,851,780
                                                              ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                  $ 2,514,130    $ 1,866,666
  Accounts payable                                     2,223,687        593,571
  Other accrued taxes                                     67,842         66,235
  Other accrued liabilities                              564,188        484,458
                                                     -----------    -----------
                                                       5,369,847      3,010,930
                                                     -----------    -----------

LONG-TERM DEBT, less current portion (see note 7)     20,152,961     15,700,000
                                                     -----------    -----------

DEFERRED CREDITS
  Income taxes (see note 9)                            3,651,647      2,285,843
  Investment tax credits                                   6,708         10,251
                                                     -----------    -----------
                                                       3,658,355      2,296,094
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock - $1.66 par value, 19,200,000 shares
  authorized, 5,115,585 shares issued and outstanding  8,525,975      8,525,975
  Retained earnings                                   15,604,245     13,318,781
                                                     -----------    -----------
                                                      24,130,220     21,844,756
                                                     -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $53,311,383    $42,851,780
                                                     ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended December 31,
                                           ----------------------------------------------
                                                2002             2001             2000
                                           ------------     ------------     ------------
OPERATING REVENUES
  Local network                            $  3,565,358     $  3,126,394     $  2,677,558
  Network access                              6,201,044        6,198,446        6,128,831
  Billing and collecting                        139,053          231,016          283,485
  Miscellaneous                                 408,446          424,237          422,283
  Nonregulated                                4,020,342        3,354,729        2,973,180
                                           ------------     ------------     ------------
                                             14,334,243       13,334,822       12,485,337
                                           ------------     ------------     ------------

OPERATING EXPENSES
  Plant operations                            1,691,595        1,728,872        1,743,268
  Depreciation                                3,635,243        2,946,012        2,190,427
  Amortization                                   31,006          129,143          113,824
  Customer operations                           876,001          687,306          778,836
  Corporate operations                        2,253,628        2,004,173        1,746,414
  Other operating                             2,266,385        1,911,141        1,573,000
                                           ------------     ------------     ------------
                                             10,753,858        9,406,647        8,145,769
                                           ------------     ------------     ------------

OPERATING INCOME                              3,580,385        3,928,175        4,339,568
                                           ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Interest expense                             (628,417)        (672,342)        (418,043)
  Interest expense - debt retirement           (271,200)              --               --
  Interest and dividend income                   83,547           83,432          117,096
  Interest during construction                   42,645           30,442          160,771
  Gain on dissolution                         1,157,915               --               --
  Equity earnings in cellular partnership     2,788,861        1,208,636          981,668
  Other investment income (expense)            (129,405)         160,534          (11,796)
                                           ------------     ------------     ------------
                                              3,043,946          810,702          829,696
                                           ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                    6,624,331        4,738,877        5,169,264

INCOME TAXES                                  2,634,350        1,970,639        2,206,137
                                           ------------     ------------     ------------

NET INCOME                                 $  3,989,981     $  2,768,238     $  2,963,127
                                           ============     ============     ============

BASIC AND DILUTED
  NET INCOME PER SHARE                     $       0.78     $       0.54     $       0.57
                                           ============     ============     ============

  DIVIDENDS PER SHARE                      $       0.33     $       0.33     $       0.33
                                           ============     ============     ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                -----------------------------       Retained
                                   Shares           Amount          Earnings
                                ------------     ------------     ------------

Balance at December 31, 1999       1,732,455     $  8,662,275     $ 11,890,307

Retired stock                           (500)          (2,500)         (14,250)

Net income                                --               --        2,963,127

Dividends                                 --               --       (1,732,455)
                                ------------     ------------     ------------

Balance at December 31, 2000       1,731,955        8,659,775       13,106,729

Retired stock                        (26,760)        (133,800)        (846,777)

Net income                                --               --        2,768,238

Dividends                                 --               --       (1,709,409)

Three-for-one stock split          3,410,390               --               --
                                ------------     ------------     ------------

Balance at December 31, 2001       5,115,585        8,525,975       13,318,781

Net income                                --               --        3,989,981

Dividends                                 --               --       (1,704,517)
                                ------------     ------------     ------------

Balance at December 31, 2002       5,115,585     $  8,525,975     $ 15,604,245
                                ============     ============     ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                             NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                        ----------------------------------------------
                                                             2002             2001             2000
                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $  3,989,981     $  2,768,238     $  2,963,127
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           3,666,249        3,075,155        2,304,251
   Undistributed earnings of cellular investment          (1,817,374)        (589,112)        (439,485)
   Deferred income taxes                                   1,365,804          806,879          (31,590)
   Deferred investment tax credits                            (3,543)          (3,543)          (3,542)
   Gain from dissolution                                  (1,157,915)              --               --
   Changes in assets and liabilities:
   (Increase) Decrease in:
      Receivables                                           (748,048)        (385,156)         (36,014)
      Inventories                                            464,250          894,404       (1,303,654)
      Prepaid expenses                                       (71,541)          15,350          (39,443)
   Increase (Decrease) in:
      Accounts payable                                        (1,928)        (344,446)        (467,435)
      Other accrued taxes                                      1,607          (37,778)          46,007
      Other accrued liabilities                               79,730           31,785          120,131
                                                        ------------     ------------     ------------
Net cash provided by operating activities                  5,767,272        6,231,776        3,112,353
                                                        ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment, net         (7,766,799)      (7,544,751)      (9,054,147)
  Change in certificates of deposit                               --               --          600,000
  Redemption of notes receivable, net of investment          266,219           41,227           (4,317)
  Purchase of cellular investments                        (4,106,010)              --               --
  Other, net                                                 111,840         (202,660)        (294,317)
                                                        ------------     ------------     ------------
    Net cash used in investing activities                (11,494,750)      (7,706,184)      (8,752,781)
                                                        ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt                    (4,077,821)        (866,667)        (366,667)
  Issuance of long-term debt                               9,178,246        8,576,000        6,924,000
  Retired stock                                                   --         (980,577)         (16,750)
  Dividends paid                                          (1,704,517)      (1,709,409)      (1,732,455)
                                                        ------------     ------------     ------------
    Net cash provided by financing activities              3,395,908        5,019,347        4,808,128
                                                        ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents      (2,331,570)       3,544,939         (832,300)

Cash and Cash Equivalents at Beginning of Year             4,245,683          700,744        1,533,044
                                                        ------------     ------------     ------------

Cash and Cash Equivalents at End of Year                $  1,914,113     $  4,245,683     $    700,744
                                                        ============     ============     ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         New Ulm Telecom, Inc.'s (Company) principal line of business is providing local telephone service, internet, digital video, and access to long distance telephone service through local exchange networks. The Company owns and operates three independent telephone companies serving seven communities in southern Minnesota, one community in Iowa and the adjacent rural areas. The Company also has investments in cellular entities and a competitive local exchange carrier (CLEC), and operates six cable television systems.

         The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         Accounting Estimates

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

         Property, Plant and Equipment

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

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Investments and Other Assets

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

         Goodwill and Intangibles

         In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, the Company no longer amortizes goodwill and intangible assets deemed to have indefinite lives. These assets are subject to periodic impairment tests. Intangible assets with definite lives continue to be amortized.

         Revenue Recognition

         Revenues are recognized when earned. Local network, cable television and internet revenues are recognized over the period a subscriber is connected to the network. Interstate access revenues are based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

         Interest During Construction

         The Company includes in its telecommunications plant account an average cost of debt used for the construction of the plant.

         Cash Equivalents

         All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Income Taxes and Investment Tax Credits

         The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant components of the Company's deferred taxes arise from the basis in property, plant, and equipment due to the use of accelerated depreciation methods for tax and partnerships due to the difference between book and tax income. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

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

         Basic and Diluted Net Income Per Common Share

         Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,585 for 2002, 5,135,655 for 2001, and 5,196,615 for 2000. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

         Reclassifications

         Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. These reclassifications decreased operating revenues and operating expenses by $329,196 and $336,825 for 2001 and 2000, respectively.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment includes the following:

                                                        December 31,
                                                --------------------------
                                                    2002           2001
                                                -----------    -----------

         Telecommunications plant               $51,864,392    $43,032,672
         Other property and equipment             2,438,378      2,396,063
         Cable television plant                   1,850,221      1,539,443
                                                -----------    -----------
                                                 56,152,991     46,968,178
         Less accumulated depreciation           26,423,783     22,973,617
                                                -----------    -----------

         Total property, plant and equipment    $29,729,208    $23,994,561
                                                ===========    ===========

         Depreciation is computed using the straight-line method based on estimated service or remaining useful lives. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2002, 2001 and 2000 were 7.4 %, 7.2% and 6.3%, respectively. Other property is depreciated over estimated useful lives of three to fifteen years.


NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

         LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 2002.

         LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 4.  CELLULAR INVESTMENTS

         Cellular investments include a 9.92% and 7.58% ownership interest in units of Midwest Wireless Holdings L.L.C. (MWH) at December 31, 2002 and 2001, respectively. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $1,794,092 as of December 31, 2002, net of accumulated amortization of $156,391. Amortization expense of $48,764 was included as a reduction of cellular investment income in 2001 and 2000.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4.  CELLULAR INVESTMENTS (CONTINUED)

         Cellular investments consist of the following:

                                                           December 31,
                                                 -----------------------------
                                                      2002             2001
                                                 ------------     ------------

         MWH:
           Cost less accumulated amortization    $  7,596,308     $  2,332,383
           Cumulative income                       10,139,945        7,351,084
           Cumulative distributions                (4,344,124)      (3,372,637)
                                                 ------------     ------------
         Total                                   $ 13,392,129     $  6,310,830
                                                 ============     ============

         The following is summarized financial information from MWH as of and for the years ended December 31, 2002, 2001 and 2000:

                                        2002            2001            2000
                                   ------------    -----------     ------------

         Current assets            $ 12,445,979    $ 17,372,431    $ 14,363,696
         Noncurrent assets          305,838,514     285,452,749     250,179,199
         Current liabilities         56,909,149      48,394,693      25,397,983
         Noncurrent liabilities     124,875,462     137,442,305     130,370,191
         Members' equity            136,499,882     117,188,182     108,774,721
         Revenues                   162,697,183     140,538,515     112,345,743
         Operating income            39,641,304      28,018,634      24,545,298
         Net income                  28,113,520      16,588,360      14,297,071


NOTE 5.  RETIREMENT PLAN

         The Company's contribution to its 401(k) employee savings plan was $178,994, $166,387 and $ 139,452 in 2002, 2001 and 2000, respectively.


NOTE 6.  LINE OF CREDIT

         The Company has a 60 month revolving line of credit of $1,640,000 at 1 1/2% over the bank reference rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 2002 and 2001 under this line of credit, which matures in August 2003.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7.  LONG-TERM DEBT

         Long-term debt is as follows:

                                                                           December 31,
                                                                   --------------------------
                                                                       2002           2001
                                                                   -----------    -----------
         Unsecured note payable to Phoenix Home Life
         Mutual Insurance Company in quarterly installments
         of $65,000 plus 6.45% interest through
         December 1, 2008                                          $        --    $ 1,820,000

         Unsecured note payable to Phoenix Home Life
         Mutual Insurance Company in quarterly installments
         of $18,333 plus 6.45% interest through
         December 1, 2008                                                   --        513,333

         Unsecured note payable to Phoenix Home Life
         Mutual Insurance Company in quarterly installments
         of $8,333 plus 6.45% interest through
         December 1, 2008                                                   --        233,333

         Unsecured ten year note with the City of Redwood
         Falls, payable semiannually (beginning in 2002), at
         a fixed 5% interest rate maturing on January 1, 2013          167,091             --

         Secured ten year reducing revolving credit facility to
         CoBank, ACB in quarterly installments of $250,000
         (beginning in 2003) plus a national variable rate of
         interest through December 20, 2011 (2.82% at
         December 31, 2002)                                          9,000,000             --

         Secured ten year reducing revolving credit facility to
         CoBank, ACB in monthly installments of $125,000
         (beginning in 2002) plus a national variable rate of
         interest through December 20, 2011 (2.82% and
         and 3.41% at December 31, 2002 and 2001)                   13,500,000     15,000,000
                                                                   -----------    -----------
                                                                    22,667,091     17,566,666
         Less amount due within one year                             2,514,130      1,866,666
                                                                   -----------    -----------

         Long-term debt                                            $20,152,961    $15,700,000
                                                                   ===========    ===========

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7.  LONG-TERM DEBT (CONTINUED)

         Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with CoBank. These mortgage notes are to repaid in equal quarterly and monthly installments covering principal and interest beginning in the year after issue and expiring by December 20, 2011.

         The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, investment in, or loans to others. In addition, the Company is required to maintain certain financial ratios for current assets to current liabilities, net worth to total assets, long-term debt to operating cash flow and debt service coverage.

         Principal payments required during the next five years are:

                           2003                $2,514,130
                           2004                 2,514,845
                           2005                 2,515,597
                           2006                 2,516,387
                           2007                 2,517,216

         Cash payments for interest, net of amounts capitalized, were $549,704 and $683,189 in 2002 and 2001, respectively.

         During 2002, the Company paid off the remaining balances on its loans with Phoenix Mutual Life. Interest and fees of $271,200 were incurred in connection with the extinguishment of this debt.

NOTE 8.  GOODWILL AND INTANGIBLES

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment on at least an annual basis.

         At December 31, 2002, the Company had goodwill for wireline acquisitions of $3,218,906, net of amortization of $1,360,442, and goodwill associated with equity investments, included in cellular investments, of $4,890,389, net of amortization of $156,391. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002.

         During 2002, the Company tested the value of its goodwill as required by SFAS No. 142. The Company determined that the carrying value of these assets was not impaired.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 8.  GOODWILL AND INTANGIBLES (CONTINUED)

         Goodwill and other non-amortizable intangibles consist of the following:

                                                       2002           2001
                                                   -----------    -----------

        Balance Beginning of Year                  $ 5,012,929    $ 5,175,467
          Goodwill acquired                          3,096,366             --
          Goodwill amortized                                --       (162,538)
                                                   -----------    -----------

        Balance End of Year                        $ 8,109,295    $ 5,012,929
                                                   ===========    ===========

        Included under the caption at year end:
          Goodwill and intangibles                 $ 3,218,906    $ 3,218,906
          Cellular investments                       4,890,389      1,794,023
                                                   -----------    -----------

                                                   $ 8,109,295    $ 5,012,929
                                                   ===========    ===========


         Amortizable intangibles consist of the following:

                                        2002         2001
                                      --------     --------

         Balance Beginning of Year    $ 29,589     $     --
           Intangibles acquired             --       30,785
           Intangible amortization      (2,053)      (1,196)
                                      --------     --------

         Balance End of Year          $ 27,536     $ 29,589
                                      ========     ========


         The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill as if SFAS No. 142 had been in effect in 2001 and 2000:

                                                       2002             2001             2000
                                                  -------------    -------------    -------------
         Reported net income                      $   3,989,981    $   2,768,238    $   2,963,127
         Goodwill amortization (net of income
           taxes of $67,614 and $69,401 for
           2001 and 2000)                                    --           94,924           93,137
                                                  -------------    -------------    -------------
         Adjusted net income                      $   3,989,981    $   2,863,162    $   3,056,264
                                                  =============    =============    =============

         Basic and diluted earnings per share:
           Reported net income                             0.78             0.54             0.57
           Goodwill amortization                             --             0.02             0.02
                                                  -------------    -------------    -------------

           Adjusted net income                             0.78             0.56             0.59
                                                  =============    =============    =============

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 9.  INCOME TAXES AND INVESTMENT TAX CREDITS

         Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                            Years Ended December 31,
                                                   -------------------------------------------
                                                       2002            2001            2000
                                                   -----------     -----------     -----------
         Taxes currently payable:
           Federal                                 $   827,468     $   873,398     $ 1,669,697
           State                                       444,621         293,905         571,572
         Deferred income taxes                       1,365,804         806,879         (31,590)
         Amortization of investment tax credits         (3,543)         (3,543)         (3,542)
                                                   -----------     -----------     -----------

         Total income tax expense                  $ 2,634,350     $ 1,970,639     $ 2,206,137
                                                   ===========     ===========     ===========


         The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                                                2002      2001      2000
                                                               ------    ------    ------
         Statutory tax rate                                     35.0%     35.0%     35.0%
         Effect of:
           Surtax exemption                                     -1.0%     -1.0%     -1.0%
           State income taxes, net of federal tax benefit        6.7%      6.5%      6.5%
           Amortization of investment tax credits               -0.1%     -0.1%     -0.1%
           Non-deductible expenses                               0.4%      1.4%      1.5%
           Other, net                                           -1.2%     -0.2%      0.8%
                                                             --------   -------    ------

         Effective tax rate                                     39.8%     41.6%     42.7%
                                                             ========   =======    ======


         Deferred income taxes reflected in the Consolidated Balance Sheets are summarized as follows:

                                                       December 31,
                                              ---------------------------
                                                  2002             2001
                                              -----------     -----------

         Deferred Tax (Assets)/Liabilities
           Depreciation                       $ 3,207,677     $ 2,160,628
           Partnership basis                      592,523         228,744
           Other                                 (148,553)       (103,529)
                                              -----------     -----------

           Total                              $ 3,651,647     $ 2,285,843
                                              ===========     ===========

         Cash payments for income taxes were $2,068,031 and $1,530,207 in 2002 and 2001, respectively.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 10. GAIN ON DISSOLUTION

         In January of 2002, Cherokee Cellular, Inc. and Three Lakes Cellular, Inc. were dissolved. These corporations contained units in Midwest Wireless Holdings L.L.C. Peoples Telephone Company owned stock in each corporation. The units of Midwest Wireless Holdings L.L.C. were transferred directly to the shareholders of Cherokee Cellular, Inc. and Three Lakes Cellular, Inc. The Company recognized a nonmonetary gain of $1,157,915 on the transfer of units in Midwest Wireless Holdings L.L.C.


NOTE 11. RELATED PARTY TRANSACTIONS

         The officer note receivable is secured by 153,690 shares of New Ulm Telecom, Inc. common stock and has a 6.09% interest rate. A prior, variable interest rate note became due on January 1, 2001 and was renewed. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006.


NOTE 12. COMMITMENTS

         The Company's capital budget for 2003 is approximately $2,400,000, which will be financed through internally generated funds. As of December 31, 2002, the Company has no purchase commitments.

NOTE 13. NONCASH INVESTING ACTIVITIES

         Noncash investing activities included $1,781,447, $149,403 and $496,393 during the years ended December 31, 2002, 2001 and 2000, respectively, relating to plant and equipment additions placed in service during 2002, 2001 and 2000, respectively, which are reflected in accounts payable at year end.

NOTE 14. SEGMENT INFORMATION

         The Company is organized into five business segments: New Ulm Telecom, Inc., three of its wholly-owned subsidiaries (Western Telephone Company, Peoples Telephone Company, and New Ulm Phonery, Inc.), and a cellular investment recorded using the equity method of accounting. No single customer accounted for a material portion of the Company's revenues in any of the last three years. The cellular investment is the Company's investment in Midwest Wireless Holdings L.L.C. and is shown using the proportionate method.

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 14. SEGMENT INFORMATION (CONTINUED)

Segment information is as follows:

                                                        Western            Peoples
                                      New Ulm          Telephone          Telephone           New Ulm            Cellular
                                   Telecom, Inc.        Company            Company          Phonery, Inc.       Investment
                                   ------------       ------------       ------------       ------------       ------------
Year Ended December 31, 2002:
 Operating Revenues                $  8,631,748       $  2,332,222       $    997,627       $  2,081,868       $ 16,139,561
 Operating Expenses                   7,555,546          1,223,263            597,458          1,255,929         12,207,143
                                   ------------       ------------       ------------       ------------       ------------
 Operating Income                     1,076,202          1,108,959            400,169            825,939          3,932,418
 Interest Expense                      (580,080)          (107,760)          (116,500)            (5,955)          (801,375)
 Cellular Investment Income                  --                 --                 --                 --                 --
 Gain on Dissolution                         --                 --          1,157,915                 --                 --
 Other Investment Income                 21,394              2,084            (27,450)               759           (342,182)
                                   ------------       ------------       ------------       ------------       ------------

  Income Before Income Taxes       $    517,516       $  1,003,283       $  1,414,134       $    820,743       $  2,788,861
                                   ============       ============       ============       ============       ============

  Depreciation and Amortization    $  2,969,242       $    390,469       $    148,950       $    157,588       $  1,916,390
                                   ============       ============       ============       ============       ============

  Total Assets                     $ 67,261,902       $ 10,151,203       $  5,341,543       $  4,195,423       $ 31,573,822
                                   ============       ============       ============       ============       ============

  Capital Expenditures             $  6,828,746       $    716,534       $    118,340       $    103,179       $  3,164,667
                                   ============       ============       ============       ============       ============

Year Ended December 31, 2001
 Operating Revenues                $  7,687,791       $  2,341,132       $  1,042,744       $  1,895,268       $ 10,601,290
 Operating Expenses                   6,493,827          1,063,092            552,100          1,144,518          8,526,239
                                   ------------       ------------       ------------       ------------       ------------
 Operating Income                     1,193,964          1,278,040            490,644            750,750          2,075,051
 Interest Expense                      (620,072)           (36,029)           (16,241)                --           (713,755)
 Cellular Investment Income                  --                 --                 --                 --                 --
 Other Investment Income                 65,049              4,744            202,739              1,876           (152,660)
                                   ------------       ------------       ------------       ------------       ------------

  Income Before Income Taxes       $    638,941       $  1,246,755       $    677,142       $    752,626       $  1,208,636
                                   ============       ============       ============       ============       ============

  Depreciation and Amortization    $  2,431,752       $    385,197       $    135,024       $    123,182       $  1,692,507
                                   ============       ============       ============       ============       ============

  Total Assets                     $ 52,070,721       $  9,996,520       $  4,149,850       $  3,634,562       $ 22,969,308
                                   ============       ============       ============       ============       ============

  Capital Expenditures             $  6,723,454       $    181,906       $    206,403       $    432,988       $  2,562,355
                                   ============       ============       ============       ============       ============

Year Ended December 31, 2000:
 Operating Revenues                $  6,986,102       $  2,315,435       $    992,151       $  1,890,770       $  8,405,266
 Operating Expenses                   5,337,563          1,026,332            516,148          1,170,316          6,647,251
                                   ------------       ------------       ------------       ------------       ------------
 Operating Income                     1,648,539          1,289,103            476,003            720,454          1,758,015
 Interest Expense                      (358,985)           (40,639)           (18,419)                --           (655,807)
 Cellular Investment Income                  --                 --                 --                 --                 --
 Other Investment Income                204,660             12,049             46,504              2,858           (120,540)
                                   ------------       ------------       ------------       ------------       ------------

  Income Before Income Taxes       $  1,494,214       $  1,260,513       $    504,088       $    723,312       $    981,668
                                   ============       ============       ============       ============       ============

  Depreciation and Amortization    $  1,675,965       $    374,215       $    118,800       $    135,271       $  1,217,258
                                   ============       ============       ============       ============       ============

  Total Assets                     $ 42,770,269       $  9,286,654       $  3,766,987       $  3,147,447       $ 20,052,351
                                   ============       ============       ============       ============       ============

  Capital Expenditures             $  8,507,375       $    367,813       $     78,410       $    100,549       $  9,417,650
                                   ============       ============       ============       ============       ============

                              NEW ULM TELECOM, INC.
                               NEW ULM, MINNESOTA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 14. SEGMENT INFORMATION (CONTINUED)

                                      Segment
                                       Totals             Others            Eliminations        Consolidated
                                   -------------       -------------       -------------       -------------
Year Ended December 31, 2002:
 Operating Revenues                $  30,183,026       $     675,046       $ (16,523,829)      $  14,334,243
 Operating Expenses                   22,839,339             505,930         (12,591,411)         10,753,858
                                   -------------       -------------       -------------       -------------
 Operating Income                      7,343,687             169,116          (3,932,418)          3,580,385
 Interest Expense                     (1,611,670)            (89,322)            801,375            (899,617)
 Cellular Investment Income                   --                  --           2,788,861           2,788,861
 Gain on Dissolution                   1,157,915                  --                  --           1,157,915
 Other Investment Income                (345,395)                 --             342,182              (3,213)
                                   -------------       -------------       -------------       -------------

   Income Before Income Taxes      $   6,544,537       $      79,794       $          --       $   6,624,331
                                   =============       =============       =============       =============

   Depreciation and Amortization   $   5,582,639       $          --       $  (1,916,390)      $   3,666,249
                                   =============       =============       =============       =============

   Total Assets                    $ 118,523,893       $   7,332,933       $ (72,545,443)      $  53,311,383
                                   =============       =============       =============       =============

   Capital Expenditures            $  10,931,466       $          --       $  (3,164,667)      $   7,766,799
                                   =============       =============       =============       =============

Year Ended December 31, 2001
 Operating Revenues                $  23,568,225       $     697,083       $ (10,930,486)      $  13,334,822
 Operating Expenses                   17,779,776             482,306          (8,855,435)          9,406,647
                                   -------------       -------------       -------------       -------------
 Operating Income                      5,788,449             214,777          (2,075,051)          3,928,175
 Interest Expense                     (1,386,097)                 --             713,755            (672,342)
 Cellular Investment Income                   --                  --           1,208,636           1,208,636
 Other Investment Income                 121,748                  --             152,660             274,408
                                   -------------       -------------       -------------       -------------

   Income Before Income Taxes      $   4,524,100       $     214,777       $          --       $   4,738,877
                                   =============       =============       =============       =============

   Depreciation and Amortization   $   4,767,662       $          --       $  (1,692,507)      $   3,075,155
                                   =============       =============       =============       =============

   Total Assets                    $  92,820,961       $   5,933,600       $ (55,902,781)      $  42,851,780
                                   =============       =============       =============       =============

   Capital Expenditures            $  10,107,106       $          --       $  (2,562,355)      $   7,544,751
                                   =============       =============       =============       =============

Year Ended December 31, 2000:
 Operating Revenues                $  20,589,724       $     637,704       $  (8,742,091)      $  12,485,337
 Operating Expenses                   14,697,610             432,235          (6,984,076)          8,145,769
                                   -------------       -------------       -------------       -------------
 Operating Income                      5,892,114             205,469          (1,758,015)          4,339,568
 Interest Expense                     (1,073,850)                 --             655,807            (418,043)
 Cellular Investment Income                   --                  --             981,668             981,668
 Other Investment Income                 145,531                  --             120,540             266,071
                                   -------------       -------------       -------------       -------------

   Income Before Income Taxes      $   4,963,795       $     205,469       $          --       $   5,169,264
                                   =============       =============       =============       =============

   Depreciation and Amortization   $   3,521,509       $          --       $  (1,217,258)      $   2,304,251
                                   =============       =============       =============       =============

   Total Assets                    $  79,023,708       $   5,301,942       $ (49,367,362)      $  34,958,288
                                   =============       =============       =============       =============

   Capital Expenditures            $  18,471,797       $          --       $  (9,417,650)      $   9,054,147
                                   =============       =============       =============       =============

ITEM 8. SUPPLEMENTARY FINANCIAL INFORMATION

                      UNAUDITED QUARTERLY OPERATING RESULTS

                                             Quarter Ended
                                  -----------------------------------------------------------
                                   March 31         June 30      September 30     December 31
                                  ----------      ----------      ----------      ----------
2002
  Revenues                        $3,666,152      $3,699,541      $3,554,737      $3,413,813
  Operating Income                 1,087,180       1,053,457         579,817         859,931
  Net Income                       1,618,275         966,870         641,733         763,103
  Basic and Diluted Net Income
  per Share                             0.32            0.19            0.13            0.14

2001
  Revenues                        $3,225,165      $3,330,520      $3,234,741      $3,544,396
  Operating Income                   894,781         871,762         968,058       1,193,574
  Net Income                         654,367         754,903         619,257         739,711
  Basic and Diluted Net Income
  per Share                             0.13            0.15            0.12            0.14

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 18, 2002, Olsen Thielen & Co. Ltd. (O&T) was dismissed as the Company's independent auditors. O&T's reports on the audited financial statements for the year ended December 31, 2001, did not contain adverse, qualified or modified opinions. The change in accountants was recommended by the board of directors. There were no disagreements with O&T. On November 26, 2002 the Board of Directors appointed Kiesling Associates LLP as the Company's independent auditors.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to Directors of the Company and information as to compliance with
Section 16(a) of the Securities Exchange Act of 1934 are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after close of the fiscal year ending December 31, 2002. Information as to Executive Officers of the Company are incorporated by reference to Part I, Item 4 of this document.

ITEM 11. EXECUTIVE COMPENSATION

Information as to security ownership of certain beneficial owners and management of the Company and information as to equity compensation plans are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after close of the fiscal year ending December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information as to beneficial ownership of more than five percent of New Ulm Telecom, Inc.'s common stock and the information as to security ownership of management is hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after close of the fiscal year ending December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information as to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within 120 days after close of the fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90-day period prior to the filing date of this periodic report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in periodic filings with the SEC. There were no significant changes in the registrant's internal controls or in other factors that could subsequently affect those controls subsequent to the date of the evaluator.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Consolidated Financial Statements
         Included in Part II, Item 8, of this report:

                                                                           Pages
                                                                           -----

         Independent Auditors' Report                                    26 - 27

         Consolidated Balance Sheet at December 31, 2002 and 2001        28 - 29

         Consolidated Statement of Income for the Three Years Ended
           December 31, 2002, 2001 and 2000                                   30

         Consolidated Statement of Stockholders' Equity for the
           Three Years Ended December 31, 2002, 2001 and 2000                 31

         Consolidated Statement of Cash Flows for the Three Years
           Ended December 31, 2002, 2001 and 2000                             32

         Notes to Consolidated Financial Statements                      33 - 44

(a)2.    Consolidated Financial Statement schedules:

         Report of Independent Auditors on Financial Statement Schedule       48

         Schedule II - Valuation and Qualifying Accounts                      48

         Separate financial statements of Midwest Wireless Holdings
         L.L.C., a 50 percent or less owned equity method investment, are included as part of this report because this entity
         constitutes a "significant subsidiary" pursuant to the
         provisions of Regulation S-X, Article 3-09.                     49 - 65

         Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.       Exhibits Required

         See "Index to Exhibits"

b)       Reports on Form 8-K

         New Ulm Telecom, Inc. filed a form 8K on November 18, 2002 announcing the change in the Company's certifying accountant.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of New Ulm Telecom, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 7, 2003 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


KIESLING ASSOCIATES LLP
West Des Moines, Iowa
February 7, 2003




SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectible Accounts

                    1/1/2002                                                      12/31/2002
                   Beginning         2002            2002            2002           Ending
                    Balance       Additions       Recoveries      Write-offs       Balance
                   ---------      ---------       ---------       ---------       ---------
Customer
--------
New Ulm            $  10,000      $  45,895       $  28,634       $ (69,529)      $  15,000
Western                8,500         11,922           4,305         (14,227)         10,500
Peoples                6,000         (1,538)          1,688            (150)          6,000
Phonery                   --         22,000              --                          22,000
Redwood Falls             --            450              --                             450
                   ---------      ---------       ---------       ---------       ---------
                   $  24,500      $  78,729       $  34,627       $ (83,906)      $  53,950
                   ---------      ---------       ---------       ---------       ---------

IXC
---
New Ulm            $      --      $  18,000       $      --       $      --       $  18,000
Western                   --         29,000              --              --          29,000
                   ---------      ---------       ---------       ---------       ---------
                   $      --      $  47,000       $      --       $      --       $  47,000
                   ---------      ---------       ---------       ---------       ---------

Total              $  24,500      $ 125,729       $  34,627       $ (83,906)      $ 100,950
                   =========      =========       =========       =========       =========

MIDWEST WIRELESS
HOLDINGS L.L.C.

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Managers and Members of

Midwest Wireless Holdings L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations, changes in members' equity, and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.



PRICEWATERHOUSECOOPERS LLC

Minneapolis, Minnesota
February 6, 2003

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AT DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                    ASSETS                              2002            2001
Current assets:
    Cash and cash equivalents                                       $  1,367,210    $  3,032,464
    Accounts receivable, less allowance for doubtful accounts of
        $550,403 and $572,120 in 2002 and 2001, respectively           8,155,607      10,935,228
    Inventories                                                        1,411,573       2,207,887
    Other assets                                                       1,511,589       1,233,721
                                                                    ------------    ------------

      Total current assets                                            12,445,979      17,409,300

Property, cellular plant and equipment, net                          102,219,504      89,632,427
FCC licenses, net                                                    194,612,163     187,211,924
Investments in cooperatives                                            9,006,847       8,771,529
                                                                    ------------    ------------

      Total assets                                                  $318,284,493    $303,025,180
                                                                    ============    ============


                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of debt                                         $ 14,655,912    $ 13,679,657
    Revolving loan                                                    25,000,000      20,000,000
    Accounts payable                                                   5,643,416       3,969,202
    Accrued commissions                                                1,436,325       1,855,554
    Other accrued expenses                                            10,173,496       8,890,280
                                                                    ------------    ------------

      Total current liabilities                                       56,909,149      48,394,693

Other liabilities                                                        988,120       1,413,672
Debt                                                                 114,458,723     129,114,637
                                                                    ------------    ------------

      Total liabilities                                              172,355,992     178,923,002

Minority interest                                                      9,428,619       6,913,996

Commitments

Members' equity                                                      136,499,882     117,188,182
                                                                    ------------    ------------

      Total liabilities and members' equity                         $318,284,493    $303,025,180
                                                                    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
AT DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                2002              2001              2000
Operating revenues:
    Subscriber service                     $ 118,573,698     $  93,477,223     $  72,146,990
    Roamer service                            37,205,402        36,953,474        29,721,562
    Equipment sales                            6,352,249        10,058,368         9,015,304
    Service fees                                 565,834            49,450         1,461,887
                                           -------------     -------------     -------------

                                             162,697,183       140,538,515       112,345,743
                                           -------------     -------------     -------------

Operating expenses:
    Operations and maintenance                30,506,792        24,776,324        19,785,719
    Cost of equipment sold                    10,448,214        13,654,007        10,458,625
    Home roamer costs                         27,668,831        20,468,432        16,976,940
    Depreciation                              19,318,449        17,822,738        12,278,169
    Amortization of FCC licenses                      --         4,505,851         3,780,643
    Selling, general and administrative       35,113,593        31,292,529        24,520,349
                                           -------------     -------------     -------------

                                             123,055,879       112,519,881        87,800,445
                                           -------------     -------------     -------------

      Operating income                        39,641,304        28,018,634        24,545,298
                                           -------------     -------------     -------------

Other income (expense):
    Interest expense                          (8,078,374)       (9,416,290)       (8,651,813)
    Interest and dividend income                  92,915           136,870           312,229
    Other                                         34,669           (41,784)           (6,186)
                                           -------------     -------------     -------------

                                              (7,950,790)       (9,321,204)       (8,345,770)
                                           -------------     -------------     -------------

Net income before minority interest           31,690,514        18,697,430        16,199,528

Minority interest                             (3,576,994)       (2,109,070)       (1,902,457)
                                           -------------     -------------     -------------

Net income                                 $  28,113,520     $  16,588,360     $  14,297,071
                                           =============     =============     =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
AT DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                        Total
                                                   Capital         Accumulated          Members'
                                                Contributions        Income             Equity
Balance, December 31, 1999                      $  13,317,553     $  16,120,317     $  29,437,870

Issuance of units related to the acquisition
      of Iowa properties                           51,418,250                --        51,418,250

Issuance of units related to the acquisition
      of Wisconsin properties                      20,061,217                --        20,061,217

Distributions to members                                   --        (6,439,687)       (6,439,687)

Net income                                                 --        14,297,071        14,297,071
                                                -------------     -------------     -------------

Balance, December 31, 2000                         84,797,020        23,977,701       108,774,721

Distributions to members                                   --        (8,174,899)       (8,174,899)

Net income                                                 --        16,588,360        16,588,360
                                                -------------     -------------     -------------

Balance, December 31, 2001                         84,797,020        32,391,162       117,188,182

Redemption                                            (83,921)         (374,030)         (457,951)

Distributions to members                                   --        (8,343,869)       (8,343,869)

Net income                                                 --        28,113,520        28,113,520
                                                -------------     -------------     -------------

Balance, December 31, 2002                      $  84,713,099     $  51,786,783     $ 136,499,882
                                                =============     =============     =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
AT DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                        2002              2001              2000
Cash flows from operating activities:
    Net income                                                     $  28,113,520     $  16,588,360     $  14,297,071
    Adjustments to reconcile net income to net cash provided by operating activities:
      Net income allocated to minority interest                        3,576,994         2,109,070         1,902,457
      Provision for bad debts                                            928,358         1,115,719           623,261
      Depreciation                                                    19,318,449        17,822,738        12,278,169
      Amortization of FCC licenses                                            --         4,505,851         3,780,643
      (Gain) loss on disposal of fixed assets                             (3,645)           (2,124)           27,278
      Writeoff of Cellular 2000, Inc. investment                          25,000                --                --
      Patronage received in form of cooperative stock                   (310,848)         (132,785)               --
      Changes in assets and liabilities:
        Accounts receivable                                            1,851,263        (3,299,942)       (2,665,409)
        Inventories                                                      796,314           510,885          (122,081)
        Other assets                                                    (277,868)         (546,637)         (322,733)
        Accounts payable                                               1,674,214        (2,156,106)        1,471,296
        Accrued expenses                                                 863,987         1,888,444         3,253,070
        Other liabilities                                               (425,552)         (689,617)          946,340
                                                                   -------------     -------------     -------------

      Net cash provided by operating activities                       56,130,186        37,713,856        35,469,362
                                                                   -------------     -------------     -------------

Cash flows from investing activities:
    Acquisition of cellular properties                                        --                --       (96,215,489)
    Payments for property, cellular plant and equipment              (31,901,881)      (33,804,163)      (28,636,271)
    Proceeds from the disposal of fixed assets                                --            37,571                --
    Purchase of FCC licenses                                          (7,400,239)      (22,400,000)         (354,900)
    Purchases of cooperative stock                                       (22,440)       (1,176,440)       (5,329,209)
    Redemption of cooperative stock                                       72,970            68,313                --
    Payments for deferred acquisition costs                                   --          (192,511)               --
    Release of restricted cash                                                --                --         1,000,000
                                                                   -------------     -------------     -------------

      Net cash used in investing activities                          (39,251,590)      (57,467,230)     (129,535,869)
                                                                   -------------     -------------     -------------

Cash flows from financing activities:
    Proceeds on revolving loan                                         5,000,000        17,500,000           500,000
    Proceeds from debt borrowings                                             --        23,473,686       107,706,887
    Payments on debt                                                 (13,679,659)      (11,016,802)       (6,130,602)
    Distributions to members                                          (8,343,869)       (8,174,899)       (6,439,687)
    Distribution from subsidiary to minority interest                 (1,062,371)       (1,039,851)         (904,737)
    Redemption of units                                                 (457,951)               --                --
                                                                   -------------     -------------     -------------

      Net cash (used in) provided by financing activities            (18,543,850)       20,742,134        94,731,861
                                                                   -------------     -------------     -------------

Net change in cash and cash equivalents                               (1,665,254)          988,760           665,354

Cash and cash equivalents, beginning of year                           3,032,464         2,043,704         1,378,350
                                                                   -------------     -------------     -------------

Cash and cash equivalents, end of year                             $   1,367,210     $   3,032,464     $   2,043,704
                                                                   =============     =============     =============

Supplemental disclosure:
    Cash paid during the year for interest                         $   8,828,483     $  10,540,203     $   7,587,435
    Equity units issued for acquisitions                                      --                --        71,479,467


               The accompanying notes are an integral part of the
                       consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BUSINESS DESCRIPTION

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the Company's wholly-owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority-owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         FEDERAL COMMUNICATIONS COMMISSION (FCC) LICENSES
         FCC licenses consist of the cost of acquiring cellular, personal communication services (PCS), and local multi-point distribution (LMDS) licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its licenses effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (see Note 3).

         LONG-LIVED ASSETS
         The Company periodically reviews long-lived assets and fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

         REVENUE RECOGNITION
         Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes revenue for equipment installation when the installation is completed and the Company recognizes equipment revenue when the equipment is delivered and accepted by customers.

         ROAMING REVENUE RECLASSIFICATION
         The Company generates revenue from charges to its customers when they use their cellular phones in other wireless providers' markets (Incollect Revenue). Until 2002, the Company included Incollect Revenue on a net basis as a component of Home Roamer Costs as an operating expense in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, is also included in Home Roamer Costs. The Company used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry and the Company have increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to the Company by other wireless providers may not necessarily be passed through to its customers.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In 2002, the Company adopted a policy to include Incollect Revenue as Subscriber Service revenue rather than in Home Roamer Costs on a net basis. Roamer Service Revenue includes only the revenue from other wireless providers' customers who use the Company's network (Outcollect Revenue). Subscriber Service Revenue and Home Roamer Costs in the 2001 and 2000 consolidated financial statements were reclassified to conform to this presentation. This change in presentation has no impact on operating income, net income or members' equity.

         The Company reclassified Incollect Revenue of $8,434,482, $7,549,289 and $8,153,662 for the years ended December 31, 2002, 2001 and 2000, respectively.

         INCOME TAXES
         No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

         ADVERTISING
         Advertising costs are expensed as incurred. Total advertising expenses were $3,317,280, $4,448,949 and $3,021,650 for the years ended December 31, 2002, 2001 and 2000, respectively.

         STOCK-BASED COMPENSATION
         The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the years ended December 31, 2002, 2001 and 2000.

         If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                                      2002           2001           2000
         Net income, as reported                  $28,113,520    $16,588,360    $14,297,071
         Deduct: Total stock-based employee
               compensation expense determined
               under fair value based method
               for all awards                        (337,615)      (214,783)       (45,873)
                                                  -----------    -----------    -----------

         Pro forma net income                     $27,775,905    $16,373,577    $14,251,198
                                                  ===========    ===========    ===========

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       FCC LICENSES

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Effective with the adoption of this standard, the Company is no longer amortizing FCC licenses (licenses), which consist of licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals of licenses have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of the licenses. As a result, licenses are treated as indefinite-lived intangible assets and will not be amortized but rather are tested annually for impairment.

         In connection with the adoption of SFAS No. 142, the Company has completed transitional and annual impairment tests for its licenses and determined that there was no impairment. The Company utilized a fair value approach, primarily using discounted cash flows, to complete the impairment tests.

                                                   2002              2001

         FCC licenses                         $ 204,534,427     $ 197,134,188
         Less accumulated amortization           (9,922,264)       (9,922,264)
                                              -------------     -------------

                                              $ 194,612,163     $ 187,211,924
                                              =============     =============


         The changes in the carrying amount of FCC licenses for the year ended December 31, 2002, are as follows:

         Balance as of January 1, 2002                          $ 187,211,924
         Licenses acquired during the year                          7,400,239
                                                                -------------

         Balance as of December 31, 2002                        $ 194,612,163
                                                                =============


         The adjusted amounts shown below reflect the effect of retroactive application of discontinuance of the amortization of licenses as if the new method of accounting had been in effect during 2001 and 2000.

                                       2002           2001           2000

         Net income:
             Reported net income    $28,113,520    $16,588,360    $14,297,071
             Amortization                    --      4,505,851      3,780,643
                                    -----------    -----------    -----------

         Adjusted net income        $28,113,520    $21,094,211    $18,077,714
                                    ===========    ===========    ===========

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.      SELECT ACCOUNT INFORMATION

        PROPERTY, CELLULAR PLANT AND EQUIPMENT

                                              2002            2001

        Land                              $  3,643,696    $  2,666,041
        Plant in service                   153,533,992     128,305,172
        Plant under construction             6,815,296       5,777,756
                                          ------------    ------------

                                           163,992,984     136,748,969
        Less accumulated depreciation      (61,773,480)    (47,116,542)
                                          ------------    ------------

                                          $102,219,504    $ 89,632,427
                                          ============    ============

       The Company capitalized interest in the amount of $443,911, $581,879 and $608,199 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, accounts payable included $2,100,831 and $1,269,501, respectively, related to the purchase of property, cellular, plant and equipment.


5.     ACQUISITIONS

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

       The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses and began amortizing it over 39.5 years until January 1, 2002 (see Note 3). The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

                                                                IOWA         WISCONSIN
       Cash                                                 $ 89,242,760    $ 5,078,783
       Equity units issued                                    51,418,250     20,061,217
       Acquisition expenses                                    2,760,681        180,089
       Liabilities assumed:
           Accounts payable and accrued liabilities                    -         28,956
           Customer deposits                                       4,700         35,600
           Advance revenue                                       792,218         90,616
                                                            ------------    -----------

             Total purchase price                            144,218,609     25,475,261

       Estimated fair value of tangible assets acquired:
           Accounts receivable                                 1,699,586        282,309
           Inventories                                            76,895              -
           Property, cellular plant and equipment              9,101,600      2,497,400
                                                            ------------    -----------

                                                              10,878,081      2,779,709
                                                            ------------    -----------

       FCC licenses                                         $133,340,528    $22,695,552
                                                            ============    ===========

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

       In July 2002, the Company acquired three digital PCS licenses for $7,385,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.     MEMBERS' CAPITAL

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


7.     DEBT

       Debt consists of the following:

                                                 RATE AT                       BALANCE AT
                                               DECEMBER 31                    DECEMBER 31
                                            -----------------     ---------------------------------
                               MATURITY      2002       2001           2002                2001
RTFC note, variable rate        5/12/09      5.50%      5.25%     $   9,735,315       $  10,928,336
RTFC, variable rate             4/30/09      5.50%      5.25%        20,375,286          22,872,168
RTFC note, fixed rate           7/29/08      5.75%      5.75%         5,882,114           6,696,207
RTFC note, variable rate        7/28/08      5.50%      5.25%         5,381,438           6,126,238
RTFC note, variable rate        3/2/10       5.50%      5.25%        80,191,775          88,254,536
RTFC note, variable rate        2/3/15       5.50%      5.25%         7,548,707           7,916,809
CoBank note, variable rate     10/20/03      5.00%      4.85%        25,000,000          20,000,000
                                                                  -------------       -------------

                                                                  $ 154,114,635       $ 162,794,294
                                                                  =============       =============

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The outstanding principal and interest are due upon maturity. At December 31, 2002 and 2001, the Company had no borrowings outstanding under the RTFC revolving loan.

       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a current ratio of not less than 1.25. At December 31, 2002, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

       On October 22, 2001, the Company entered into an agreement with CoBank, ACB (CoBank) to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bore interest at LIBOR plus 2.5% or 4.85%. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. At December 31, 2002, the Company had drawn $25,000,000 on the revolving loan. At December 31, 2002, borrowings under the agreement bore interest at LIBOR plus 3.5% or 5.0%. Management plans to pursue a refinancing of this debt prior to its maturity.

       The revolving loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

       RTFC and CoBank have agreed to share a security interest in the Company's assets on a pro rata basis.

       Maturities of debt are as follows:

        2003                                                        $ 39,655,912
        2004                                                          15,702,490
        2005                                                          16,826,497
        2006                                                          18,027,422
        2007                                                          19,317,148
        Thereafter                                                    44,585,166
                                                                    ------------

                                                                    $154,114,635
                                                                    ============

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8.     COMMITMENTS

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2002, are as follows:

        2003                                                          $1,130,983
        2004                                                             933,886
        2005                                                             520,744
        2006                                                             391,605
        2007                                                             247,086
        Thereafter                                                       328,571
                                                                      ----------

                                                                      $3,552,875
                                                                      ==========

       Rental expense was $1,645,524, $955,514 and $773,324 for the years ended December 31, 2002, 2001 and 2000, respectively.


9.     EMPLOYEE BENEFITS

       The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $473,644, $376,783 and $292,508 for the years ended December 31, 2002, 2001 and 2000, respectively. Profit sharing contribution expenses were $544,981, $455,778 and $309,312 for the years ended December 31, 2002, 2001 and 2000, respectively. Profit sharing contributions are 100% vested after five years of employment.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the
       Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,287,172, $1,053,863 and $1,137,500 in compensation expense related to the Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.    OPTION PLAN

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they were granted. At December 31, 2002, there were 33,131 units available for issuance under this plan.

                                                        OPTIONS OUTSTANDING
                                                    ---------------------------
                                                                   WEIGHTED
                                       AVAILABLE                    AVERAGE
                                          FOR         NUMBER       PRICE PER
                                         GRANT       OF UNITS        UNIT

       Balance, December 31, 2000       42,650          4,092       $299.06

         Granted                        (4,710)         4,710       $318.32
                                      --------       --------

       Balance, December 31, 2001       37,940          8,802       $309.37

         Granted                        (4,809)         4,809       $344.00
                                      --------       --------
       Balance, December 31, 2002       33,131         13,611       $321.60
                                      ========       ========


       The weighted average fair value of options at the date of grant was $66.12, $52.73 and $80.71 in 2002, 2001 and 2000, respectively.

       The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                           -----------------------------------     -------------------
                                       WEIGHTED
                                        AVERAGE       WEIGHTED                WEIGHTED
                                       REMAINING      AVERAGE                 AVERAGE
                                      CONTRACTUAL     EXERCISE                EXERCISE
       EXERCISE PRICES     NUMBER         LIFE         PRICE       NUMBER      PRICE
          $299.06          4,092          7.59        $299.06      4,092      $299.06
          $318.32          4,285          7.01        $318.32          -            -
          $318.32            425          7.65        $318.32          -            -
          $344.00          4,809          9.01        $344.00          -            -

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                               FISCAL YEAR
                                   ----------------------------------
                                      2002         2001         2000

       Dividend yield                  2.33%        2.47%        2.07%
       Risk-free interest rate         5.20%        4.73%        6.19%
       Expected lives              10 years     10 years     10 years

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NEW ULM TELECOM, INC.
                           (Registrant)

Date: March 25, 2003       By /s/ Bill Otis
      --------------          --------------------------------------------------
                              Bill Otis, President (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints __Bill Otis___ as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date: March 25, 2003       By /s/ Chris Hopp
      --------------          --------------------------------------------------
                              Chris Hopp, Treasurer (Principal Financial and
                                  Accounting Officer)


                              /s/ James Jensen
                              --------------------------------------------------
                              James Jensen, Chairman of the Board


                              /s/ Duane Lambrecht
                              --------------------------------------------------
                              Duane Lambrecht, Director


                              /s/ Gary Nelson
                              --------------------------------------------------
                              Gary Nelson, Director


                              /s/ Rosemary Dittrich
                              --------------------------------------------------
                              Rosemary Dittrich, Director


                              /s/ Mary Ellen Domeier
                              --------------------------------------------------
                              Mary Ellen Domeier, Director


                              /s/ Perry Meyer
                              --------------------------------------------------
                              Perry Meyer, Director


                              /s/ Robert Ranweiler
                              --------------------------------------------------
                              Robert Ranweiler, Director

                                 CERTIFICATIONS


CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14


I, Bill Otis, President and Chief Executive Officer of New Ulm Telecom, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of New Ulm Telecom, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 25, 2003                     /s/ Bill Otis
        --------------                     -------------------------------------
                                           Bill Otis
                                           President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14


I, Chris Hopp, Chief Financial Officer of New Ulm Telecom, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of New Ulm Telecom, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 25, 2003                                   /s/ Chris Hopp
        --------------                                   -----------------------

                                                         Chris Hopp
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits are required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

         3.1 Restated Articles of Incorporation (incorporated by reference to the New Ulm Telecom, Inc. Form 10-K dated December 31,
                  1986).

         3.2 Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. Form 10-K dated December 31, 1986).

         4.1 The registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

         21*      Subsidiaries of the Registrant

         24*      Power of Attorney

         99.1* Written Statement of Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         99.2* Written Statement of Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

                * Filed herewith