Form 10-Q
period 2003-03-31
NEW ULM TELECOM INC
filed 2003-05-12
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                            27 NORTH MINNESOTA STREET
                            NEW ULM, MINNESOTA 56073
          (Address of Principal Executive Offices, Including Zip Code)

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

                                Yes ___   No _X_.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 9, 2003: 5,115,585 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2003


PART I FINANCIAL INFORMATION

  Item 1  Financial Statements...............................................3-7
          Unaudited Consolidated Balance Sheets..............................3-4
          Unaudited Consolidated Statements of Income..........................5
          Unaudited Consolidated Statements of Stockholders' Equity............6
          Unaudited Consolidated Statements of Cash Flows......................7
          Notes to Unaudited Consolidated Financial Statements..............8-14
  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................15-27
  Item 3  Quantitative and Qualitative Disclosures About Market Risk..........27
  Item 4  Controls and Procedures..........................................27-28


PART II OTHER INFORMATION.....................................................28

  Item 6  Exhibits and Report on Form 8-K.....................................28

SIGNATURES....................................................................28

CERTIFICATIONS.............................................................29-31

INDEX TO EXHIBITS.............................................................32

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      MARCH 31,     DECEMBER 31,
                                                        2003             2002
                                                    -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                        $ 1,535,725      $ 1,914,113
   Receivables, net of allowance for
     doubtful accounts of $116,795 and $100,950       1,961,496        2,626,492
   Inventories                                          378,104          502,315
   Prepaid expenses                                     150,940          183,751
                                                    -----------      -----------
                                                      4,026,265        5,226,671
                                                    -----------      -----------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization      3,245,929        3,246,442
   Notes receivable from officer                        657,000          674,037
   Cellular investments                              13,939,257       13,392,129
   Other                                              1,215,382        1,042,896
                                                    -----------      -----------
                                                     19,057,568       18,355,504
                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                          52,243,958       51,864,392
   Other property and equipment                       2,448,337        2,438,378
   Cable television plant                             1,932,461        1,850,221
                                                    -----------      -----------
                                                     56,624,756       56,152,991
   Less Accumulated Depreciation                     27,420,193       26,423,783
                                                    -----------      -----------
                                                     29,204,563       29,729,208
                                                    -----------      -----------

TOTAL ASSETS                                        $52,288,396      $53,311,383
                                                    ===========      ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            MARCH 31,      DECEMBER 31,
                                              2003             2002
                                          -----------      -----------
CURRENT LIABILITIES
   Current portion of long-term debt      $ 2,514,130      $ 2,514,130
   Accounts payable                         1,026,918        2,223,687
   Other accrued taxes                         81,183           67,842
   Other accrued liabilities                  591,045          564,188
                                          -----------      -----------
                                            4,213,276        5,369,847
                                          -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION       19,770,983       20,152,961
                                          -----------      -----------

DEFERRED CREDITS
   Income taxes                             3,651,647        3,651,647
   Investment tax credits                       5,822            6,708
                                          -----------      -----------
                                            3,657,469        3,658,355
                                          -----------      -----------

STOCKHOLDERS' EQUITY
   Common stock - $1.67 par value,
      19,200,000 shares authorized,
      5,115,585 shares issued and
      outstanding                           8,525,975        8,525,975
   Retained earnings                       16,120,693       15,604,245
                                          -----------      -----------
                                           24,646,668       24,130,220
                                          -----------      -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $52,288,396      $53,311,383
                                          ===========      ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                               FOR THREE MONTHS ENDED
                                                     MARCH 31,
                                           -----------------------------
                                               2003              2002
                                           -----------       -----------
OPERATING REVENUES
   Local network                           $   860,060       $   819,700
   Network access                            1,543,268         1,728,184
   Billing and collecting                       28,718            40,378
   Miscellaneous                               110,290           108,126
   Nonregulated                              1,049,066           890,852
                                           -----------       -----------
                                             3,591,402         3,587,240
                                           -----------       -----------

OPERATING EXPENSES
   Plant operations                            473,897           440,013
   Depreciation and amortization             1,024,786           836,348
   Customer                                    213,691           219,109
   General and administrative                  505,798           475,883
   Other operating expenses                    616,514           528,707
                                           -----------       -----------
                                             2,834,686         2,500,060
                                           -----------       -----------
OPERATING INCOME                               756,716         1,087,180
                                           -----------       -----------

OTHER (EXPENSES) INCOME
   Interest expense                           (152,306)         (149,634)
   Interest expense - debt retirement               --          (271,200)
   Interest income                               8,322            25,447
   Cellular investment income                  769,147           753,319
   Gain from dissolution                            --         1,153,889
   Other investment income (expense)           210,587           121,138
                                           -----------       -----------
                                               835,750         1,632,959
                                           -----------       -----------
INCOME BEFORE INCOME TAXES                   1,592,466         2,720,139

INCOME TAXES                                   649,889         1,101,864
                                           -----------       -----------

NET INCOME                                 $   942,577       $ 1,618,275
                                           ===========       ===========

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2              $      0.18       $      0.32
                                           ===========       ===========

DIVIDENDS PER SHARE                        $    0.0833       $    0.0833
                                           ===========       ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                           5,115,585         5,115,585
                                           ===========       ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2002 AND
                        THREE MONTHS ENDED MARCH 31, 2003

                                         COMMON STOCK              RETAINED
                                    SHARES          AMOUNT         EARNINGS
                                 -----------     -----------     -----------

BALANCE on December 31, 2002       5,115,585     $ 8,525,975     $15,604,245

Net income                                                           942,577
Dividends                                                           (426,129)

                                 -----------     -----------     -----------
BALANCE on March 31, 2003          5,115,585     $ 8,525,975     $16,120,693
                                 ===========     ===========     ===========




The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THREE MONTHS ENDED
                                                              -----------------------------------
                                                              MARCH 31, 2003       MARCH 31, 2002
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $   942,577         $ 1,618,275
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                         1,024,786             836,348
            Cellular investment income                             (769,147)           (753,319)
            Distributions from cellular investements                222,019             125,982
            Gain from cellular dissolution                               --          (1,153,889)
           (Increase) Decrease in:
             Receivables                                            664,996             329,140
             Inventories                                            124,211              33,759
             Prepaid expenses                                        32,811              32,464
           Increase (Decrease) in:
             Accounts payable                                        69,109            (177,516)
             Accrued income taxes                                        --             686,342
             Other accrued taxes                                     13,341              (2,413)
             Other accrued liabilities                               26,857              47,469
             Deferred investment tax credits                           (886)               (886)
                                                                -----------         -----------
               Net cash provided by operating activities          2,350,674           1,621,756
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net               (1,765,506)         (1,241,419)
   Change in notes receivable                                        17,037               1,234
   Purchase of cellular investments                                      --          (1,610,341)
   Other, net                                                      (172,486)           (105,719)
                                                                -----------         -----------
               Net cash used in investing activities             (1,920,955)         (2,956,245)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments of Long-Term Debt                            (381,978)         (2,941,666)
   Issuance of Long-Term Debt                                            --           1,420,000
   Dividends Paid                                                  (426,129)           (426,129)
                                                                -----------         -----------
               Net Cash Used by Financing Activities               (808,107)         (1,947,795)
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (378,388)         (3,282,284)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                         1,914,113           4,245,683
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                             $ 1,535,725         $   963,399
                                                                ===========         ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for the Company. These policies conform with generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

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

The balance sheets and statement of stockholders' equity as of March 31, 2003 and statements of income and the statements of cash flows for the periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2003 have been made.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 at March 31, 2003 and at March 31, 2002. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the 2003 presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. These reclassifications decreased operating revenues and operating expenses by $186,555 for the quarter ended March 31, 2002.

NOTE 4 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the three months ended March 31:

                                               2003                   2002
                                               ----                   ----
             Interest                      $155,922               $401,285
             Income taxes                  $ 83,000               $ 72,200

Noncash investing activities included $545,569 and $485,714 during the periods ended March 31, 2003 and 2002, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2003 and 2002.

NOTE 5 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At March 31, 2003, there was $13,125,000 of direct borrowings outstanding under this facility at an interest rate of 2.76%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At March 31, 2003, there was $9,000,000 of direct borrowings outstanding under this facility at an interest rate of 2.76%.

NOTE 6 - MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment or useful lives on at least an annual basis.

At March 31, 2003, the Company had goodwill for wireline acquisitions of $3,218,906, which was net of accumulated amortization of $1,360,442 and goodwill associated with equity investments, included in cellular investments, of $4,890,389, which was net of accumulated amortization of $156,391. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.92% of Midwest Wireless Holdings, LLC (MWH) at March 31, 2003 (9.92% at December 31, 2002). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2002 MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service
(PCS) licenses totaling $194,612,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

Changes in goodwill are summarized below:

                                                  March 31,    December 31,
                                                    2003           2002
                                                -----------    -----------

Goodwill on wireline acquisitions               $ 4,579,348    $ 4,579,348
Goodwill on cellular investments                  5,046,780      5,046,780
Accumulated amortization (prior to adopting
SFAS No. 142)                                    (1,516,833)    (1,516,833)
                                                -----------    -----------
                                                $ 8,109,295    $ 8,109,295
                                                -----------    -----------

Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:

                                                 March 31,     December 31,
                                                   2003            2002
                                                -----------    -----------

Gross Carrying Amount                           $    30,785    $    30,785
Accumulated amortization                             (3,762)        (3,249)
                                                -----------    -----------
                                                $    27,023    $    27,536
                                                -----------    -----------

Under SFAS No. 142 intangible assets with definite lives will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 8 - SEGMENT INFORMATION

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

Segment information is as follows:

                                         New Ulm         Western         Peoples         New Ulm        Cellular
                                         Telecom       Telephone       Telephone         Phonery      Investment
                                     -----------     -----------     -----------     -----------     -----------
THREE MONTHS ENDED MARCH 31, 2003
Operating Revenues                   $ 2,217,067     $   589,651     $   272,230     $   553,498     $ 3,712,956
Operating Expenses                     2,113,547         291,954         151,282         364,763       2,792,145
                                     -----------     -----------     -----------     -----------     -----------
Operating income                         103,520         297,697         120,948         188,735         920,811
Interest expense                         (44,520)        (22,175)        (41,425)         (2,761)       (248,909)
Cellular Investment Income
Other Investment Income                  156,197             766          61,910              36          55,820
                                     -----------     -----------     -----------     -----------     -----------
Income before income taxes           $   215,197     $   276,288     $   141,433     $   186,010     $   727,722
                                     ===========     ===========     ===========     ===========     ===========

Depreciation and amortization        $   860,044     $    99,212     $    35,314     $    30,216     $   511,849
                                     ===========     ===========     ===========     ===========     ===========

Total Assets                         $65,426,416     $10,277,158     $ 5,399,858     $ 4,304,816     $31,777,822
                                     ===========     ===========     ===========     ===========     ===========

Capital Expenditures                 $ 1,718,275     $    29,158     $    11,798     $     6,275     $   677,247
                                     ===========     ===========     ===========     ===========     ===========


                                         Segment
                                          Totals          Others    Eliminations    Consolidated
                                     -----------     -----------     -----------     -----------
THREE MONTHS ENDED MARCH 31, 2003
Operating Revenues                  $  7,345,402    $    152,728    $ (3,906,728)   $  3,591,402
Operating Expenses                     5,713,691         106,912      (2,985,917)      2,834,686
                                    ------------    ------------    ------------    ------------
Operating income                       1,631,711          45,816        (920,811)        756,716
Interest expense                        (359,790)                        207,484        (152,306)
Cellular Investment Income                    --                         769,147         769,147
Other Investment Income                  274,729                         (55,820)        218,909
                                    ------------    ------------    ------------    ------------
Income before income taxes          $  1,546,650    $     45,816    $          0    $  1,592,466
                                    ===========     ============    ============    ============

Depreciation and amortization       $  1,536,635    $         --    $   (511,849)   $  1,024,786
                                    ============    ============    ============    ============

Total Assets                        $117,186,070    $  7,914,360    $(72,812,034)   $ 52,288,396
                                    ============    ============    ============    ============

Capital Expenditures                $  2,442,753    $         --    $   (677,247)   $  1,765,506
                                    ------------    ------------    ------------    ------------

                                         New Ulm         Western         Peoples         New Ulm        Cellular
                                         Telecom       Telephone       Telephone         Phonery      Investment
                                    ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 2002
Operating Revenues                  $  2,218,347    $    588,382    $    249,460    $    501,786    $  3,415,820
Operating Expenses                     1,782,710         253,666         140,880         295,718       2,569,781
                                    ------------    ------------    ------------    ------------    ------------
Operating income                         435,637         334,716         108,580         206,068         846,039
Interest expense                        (333,851)        (59,811)        (27,172)                      (263,948)
Cellular Investment Income
Gain on Cellular Dissolution                                           1,153,889
Other Investment Income                  102,645             566          43,076             298         171,228
                                    ------------    ------------    ------------    ------------    ------------
Income before income taxes          $    204,431    $    275,471    $  1,278,373    $    206,366    $    753,319
                                    ============    ============    ============    ============    ============

Depreciation and amortization       $    667,534    $     94,490    $     38,193    $     36,131    $    490,023
                                    =============   ============    ============    ============    ============

Total Assets                        $ 49,648,639    $  9,627,010    $  4,912,000    $  3,757,135    $ 31,101,074
                                    =============   ============    ============    ============    ============

Capital Expenditures                $  1,171,442    $      4,386    $      7,892    $     57,699    $    684,275
                                    =============   ============    ============    ============    ============


                                         Segment
                                          Totals          Others    Eliminations    Consolidated
                                    ------------    ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 2002
Operating Revenues                  $  6,973,795    $    108,177    $ (3,494,732)   $  3,587,240
Operating Expenses                     5,042,755         105,998      (2,648,693)      2,500,060
                                    ------------    ------------    ------------    ------------
Operating income                       1,931,040           2,179        (846,039)      1,087,180
Interest expense                        (684,782)                        263,948        (420,834)
Cellular Investment Income                    --                         753,319         753,319
Gain on Cellular Dissolution           1,153,889                                       1,153,889
Other Investment Income                  317,813                        (171,228)        146,585
                                    ------------    ------------    ------------    ------------
Income before income taxes          $  2,717,960    $      2,179    $         --    $  2,720,139
                                    ============    ============    ============    ============

Depreciation and amortization       $  1,326,371    $         --    $   (490,023)   $    836,348
                                    ============    ============    ============    ============

Total Assets                        $ 99,045,858    $  6,326,124    $(61,960,415)   $ 43,411,567
                                    ============    ============    ============    ============

Capital Expenditures                $  1,925,694    $         --    $   (684,275)   $  1,241,419
                                    ------------    ------------    ------------    ------------

NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

The Company adopted the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. The adoption of SFAS No. 144 had no impact on the Company's financial position or its results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statements No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." In March 2002, the Company recorded an extraordinary loss of $161,419, net of income tax benefit of $109,781, as a result of an extinguishment of debt. Under SFAS No. 145, this extraordinary loss on debt extinguishment was reclassified to Other (Expenses) Income.

NOTE 10 - CONTINGENCIES

The Company is involved in certain contractual disputes in the ordinary course of business. The Company does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

          o increased competition in core business sectors which may decrease market share and or affect the pricing of services and products;
          o    the ability to retain key employees;
          o changing market conditions which may affect growth rates in the industry;
          o the ability to secure financing for future expansion and operations;
          o    the ability to improve operations with new technologies;
          o required investment in technological innovations which may deplete capital resources;
          o    the continuation of historical trends;
          o    the economy in general;
          o the future of the communications industry and communications services;
          o    the effect of legal and regulatory changes;
          o the sufficiency of cash generated from current operations to fund future liquidity needs;
          o other risk and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

OVERVIEW
--------

The Company operates five business segments. The majority of its operations consist of four segments that provide telephone and related ancillary services, and cable television services to numerous communities in Minnesota and Iowa. A fifth segment has a 9.92% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of MWH.

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED OPERATING RESULTS
------------------------------

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

     *    OPERATING REVENUES:
          -------------------

          Total operating revenues were $3,591,402 for the three months ended March 31, 2003, for an increase of 0.1% or $4,162 compared to the same period in 2002. While the operating revenues for the New Ulm Telecom segment were relatively unchanged, this sector did see an increase in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL). New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these new services to its subscribers. The New Ulm Telecom segment also began operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN during the third quarter of 2002. It is expected that this geographic expansion of the Company's service offerings will provide this segment with continued future growth. The negative effects of network access pricing and a 10.7% decrease in access minutes of use offset the aforementioned increases. The Peoples Telephone Company sector saw an increase in its network access revenue due to a 5.8% increase in minutes of use and an increase in other operating revenues due to a rate increase for its Cable Television (CATV) service offering, which took effect July 1, 2002. The New Ulm Phonery segment contributed to increased operating revenues through increased sales of customer premise equipment (CPE), Internet service provision, and revenues from leased network capacity. All other segments had relatively no change.

     *    OPERATING EXPENSES:
          -------------------

          Operating expenses for the three months ended March 31, 2003 increased $334,626 or 13.4% compared to the same period in 2002, with the New Ulm Telecom segment responsible for $330,837 of the increase. Depreciation expense for the New Ulm Telecom segment saw an increase of $192,510 in 2003 compared to 2002. This increase was reflective of the new investments in the New Ulm Telecom segment's infrastructure.

          The remainder of the increase in the New Ulm Telecom segment reflected the additional general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company's complete assortment of products and services and the increased costs associated with the introduction of CLEC services in Redwood Falls, MN.

     *    OPERATING INCOME:
          -----------------

          Operating income for the three months ended March 31, 2003 decreased $330,464 or 30.4% over the three months ended March 31, 2002. The decrease in income was primarily due to the increase in operating expenses.

     *    OTHER INCOME:
          -------------

          Other income for the three months ended March 31, 2003 decreased $797,209 compared to the three months ended March 31, 2002. During the three-month period ended March 31, 2002, the Peoples Telephone segment recognized a one-time gain of $1,153,880 when its partially-owned subsidiaries, Cherokee Cellular, Inc. and Three Lakes Cellular, Inc., were dissolved by unanimous shareholder vote. Membership interests of MWH were distributed to shareholders of the dissolved companies, based on their pro rata ownership of the companies. In addition to obtaining its pro rata share of MWH membership units, Peoples Telephone Company acquired a 2.34% membership interest in MWH from other former shareholders who sold MWH membership units to pay capital gain taxes resulting from the transaction.

          Other investment income increased $89,449 for the three months ended March 31, 2003 over the same period in 2002 due to an increase of investment income for Fibercom, L.L.C., and an increase in the investment income for CoBank.

          There was a $268,528 decrease in interest expense for the three-month period ended March 31, 2003 compared to the same period in 2002. A decrease in interest expense from the early extinguishments of debt is the main cause of this decrease. On March 1, 2002, the Company repaid the entire outstanding principal balance of $2,566,666 on this senior unsecured debt with Phoenix Life Mutual Insurance Company.

     *    NET INCOME:
          -----------

          Net income was $957,772 for the three months ended March 31, 2003 compared with $1,618,275 for the same period in 2002. This $675,698 or 41.8% decrease was primarily attributed to our gains from the dissolution of the cellular corporations in 2002, the extinguishments, and an increase in operating expenses.

Summary of Operations
                            Quarter Ended March 31,
                         ---------------------------
                             2003            2002
                         ---------------------------
 Operating Income:
   New Ulm Telecom       $   103,520     $   435,637
   Western Telephone         297,697         334,716
   Peoples Telephone         120,948         108,580
   New Ulm Phonery           188,735         206,068
   Other                      45,816           2,179
                         -----------     -----------

        Total                756,716       1,087,180
 Other Income                988,056       2,053,793
 Interest Expense           (152,306)       (420,834)
 Income Taxes               (649,889)     (1,101,864)
                         -----------     -----------

 Net Income              $   942,577     $ 1,618,275
                         ===========     ===========

 Basic and Diluted
 Earnings Per Share      $       .18     $       .32

Weighted Average
   Shares Outstanding      5,115,585       5,115,585

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

NEW ULM TELECOM OPERATIONS

New Ulm Telecom segment revenues represent 58.6% of the Company's consolidated operating revenues for the three-month period ended March 31, 2003. The New Ulm Telecom segment also began offering CLEC services in the City of Redwood Falls, MN in September 2002. Revenues are primarily earned by providing approximately 13,700 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues for the three-month period ending March 31, 2003 were essentially unchanged compared to the same period last year. All information contained in the following table is before intercompany eliminations.

                                    Quarter Ending March 31,
                                    ------------------------
                                       2003          2002
                                    ----------    ----------

Operating Revenues:
   Local Network                    $  758,783    $  717,040
   Network Access                      993,682     1,184,731
   Other                               464,602       316,576

                                    ----------    ----------
        Total Operating Revenues     2,217,067     2,218,347
                                    ----------    ----------

Cash Operating Expenses              1,253,503     1,115,176
Noncash Operating Expenses             860,044       667,534

                                    ----------    ----------
        Total Operating Expenses     2,113,547     1,782,710
                                    ----------    ----------

Operating Income                       103,520       435,637
                                    ----------    ----------

Net Income                          $  128,888    $  122,479
                                    ----------    ----------

Local network revenue increased in the New Ulm Telecom segment by $41,743 or 5.8% for the three months ended March 31, 2003 compared to the same period in 2002. Local network revenue increased during this period as a result of service offerings for the CLEC in Redwood Falls, MN. The CLEC accounted for an increase of $46,578 in local network revenue. The local network revenue for New Ulm, MN saw a decrease of $4,835. This decrease was the result of a decrease in the number of access lines, which decreased 1.8% from March 31, 2002 to March 31, 2003 for New Ulm, MN. Targeted marketing and promotions and packaging of vertical services, most notably the introduction of DSL to supplement basic line charges, have minimized the decrease in this revenue.

Network access revenue decreased $191,049 or 16.1% for the three months ended March 31, 2003 compared with the same period in 2002. The New Ulm Telecom segment experienced a 10.7% decrease in access minutes for the three months ended March 31, 2003, a common industry trend. The New Ulm Telecom segment has invested over $22 million in capital expenditures since 2000. These capital expenditures have enhanced this segment's infrastructure and have allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the New Ulm Telecom local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $148,026 or 46.8% for the three months ended March 31, 2003 compared with the same period in 2002. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product offered in New Ulm, Essig, Searles, Courtland, and Redwood Falls, MN was responsible for $81,327 of the increase in these revenues. The majority of the remaining revenue increase was attributed to New Ulm Telecom segment's CLEC operation in Redwood Falls, MN, through the sales of Internet services and CPE.

Cash operating expenses increased $138,327 or 12.4% for the three-month period ended March 31, 2003 compared with the same period in 2002. Cash operating expenses have increased due to the introduction of a CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL. The New Ulm Telecom segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The New Ulm Telecom segment also realizes growth potential by competitively offering its array of services in an increasing number of communities. The New Ulm Telecom segment began offering competitive services competitively in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $192,510 or 28.8% for the three months ended March 31, 2003 compared with the same period in 2002. Depreciation expense was the cause of this increase. The increase in depreciation expense was reflective of the new investments of over $22 million in the segment's infrastructure as previously discussed.

Operating income decreased $332,117 or 76.2% for the three months ended March 31, 2003 compared with the same period in 2002. The decrease in operating income was primarily due to the $192,510 increase in depreciation due to the growing investment in the New Ulm Telecom segment infrastructure. The remainder of the decrease reflected the additional general and administrative expenses associated with the commitment of the New Ulm Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for New Ulm Telecom segment's complete array of products and services and the increased costs associated with the introduction of CLEC services in Redwood Falls, MN. The $1,280 decreased revenues combined with a $330,837 increase in operating expenses resulted in the $332,117 decrease in operating income.

WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company (Western) revenues represent 15.6% of the consolidated operating revenues for the three months ended March 31, 2003. Revenues are primarily earned by providing approximately 2,500 customers access to Western's local network, and providing interexchange access for long distance carriers. Western earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before eliminations.

                                  Quarter Ending March 31,
                                  ------------------------
                                      2003        2002
                                    --------    --------

Operating Revenues:
    Local Network                   $ 99,499    $102,312
    Network Access                   386,458     391,613
    Other                            103,694      94,457

                                    --------    --------
        Total Operating Revenues     589,651     588,382
                                    --------    --------

Cash Operating Expenses              192,742     159,176
Noncash Operating Expenses            99,212      94,490

                                    --------    --------
        Total Operating Expenses     291,954     253,666
                                    --------    --------

Operating Income                     297,697     334,716
                                    --------    --------

Net Income                          $158,331    $163,993
                                    --------    --------

Local network revenues decreased in the Western segment by $2,813 or 2.7% for the three months ended March 31, 2003 compared to the same period in 2002. This decrease in local network revenues correlated to the decrease of 2.7% in local access lines for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Network access revenue decreased $5,155 or 0.1% for the three-month period ended March 31, 2003 compared to the same period in 2002. Access minutes decreased 10.6% for the three months ended March 31, 2003. The negative effects of network access pricing and decreasing minutes of use, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue. The expected future growth in the utilization of the Internet (e-mail, voice-over-IP) is expected to cause a decrease to the future volume of switched minutes of use. The Western Telephone segment has seen these decreases minimized by increased settlements from NECA and through increased high-cost loop funding.

Other operating income increased $9,237 or 8.9% for the three months ended March 31, 2003 as compared to the same period in 2002. This increase was predominantly the result of increased Internet DSL service revenue over the same three-month period in 2002.

Cash operating expenses increased $33,566 or 21.1% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The causes of the increase in cash operating expenses were the switch hosting services billed to this segment by the New Ulm Telecom segment and an increase in Internet expenses for our DSL service offering as Western identified the need to compete in this aspect of communications services. Additional services, such as DSL, attention to customer satisfaction, aggressive marketing and finding solutions to customers' communication needs are all dimensions for providing superior products and services to customers. At the same time, Western is continually striving to realize cost efficiencies and technological improvements to enhance is operating margins in the Western segment.

Noncash operating expenses increased $4,722 or 5.0% for the quarter ended March 31, 2003 compared to the same period ended in 2002. Depreciation was the cause of this increase. The increase was reflective of an increased amount of capital investments.

Operating income decreased $21,824 or 6.5% for the three months ended March 31, 2003 compared with the same period in 2002. The cost of switch hosting services billed to Western by the New Ulm Telecom segment accounted for approximately $14,000 of the decrease in operating income. Operating income also decreased due to a $4,722 increase in depreciation expense resulting from an increase in plant investment, in particular, a fiber route from Sanborn to Redwood Falls, MN. There was also an increase in Internet expense of $10,000 resulting from the introduction of DSL into this segment's service area. The decrease in operating income due to increases in operating expenses were partially offset by an increase in revenues associated with Western's new service offering of DSL and increased settlements from NECA, which includes high-cost loop funding.

PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company (Peoples) revenues represent 7.2% of the consolidated operating revenues for the three months ended March 31, 2003. Revenues are primarily earned by providing approximately 880 customers access to Peoples' local network, and in providing interexchange access for long distance carriers. Peoples also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before eliminations.

                                  Quarter Ending March 31,
                                  ------------------------
                                      2003        2002
                                    --------    --------

Operating Revenues:
    Local Network                   $ 39,299    $ 37,869
    Network Access                   173,784     162,484
    Other                             59,147      49,107

                                    --------    --------
        Total Operating Revenues     272,230     249,460
                                    --------    --------

Cash Operating Expenses              115,968     102,687
Noncash Operating Expenses            35,314      38,193

                                    --------    --------
        Total Operating Expenses     151,282     140,880
                                    --------    --------

Operating Income                     120,948     108,580
                                    --------    --------

Net Income                          $ 84,120    $864,973
                                    --------    --------

Local network revenue increased in Peoples by $1,430 or 3.8% for the three-month period ended March 31, 2003 compared to the same period in 2002. This increase occurred despite a 3.8% decrease in the number of access lines in 2003 over 2002. The revenue increase was accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL to supplement basic line charges. DSL was responsible for this 2003 increase.

Network access revenue increased $11,300 or 7.0% and access minutes increased 5.8% for the three months ended March 31, 2003 compared to the same period in 2002. The negative effects of network access pricing, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue. The continued utilization of the Internet (e-mail, voice-over-IP) will continue to cause a decrease in the volume of switched minutes of use, also resulting in future erosion of network access revenue. The construction of a fiber route in 1998 and 1999 allowed Peoples to gain access to a larger fiber optic network. The increased network access revenue was due to an increase in transport facilities, which minimized the negative effects of network access pricing, and also provided Peoples a way to minimize the industry trend of decreasing access minutes of use caused by the utilization of the Internet (e-mail and voice-over-IP) and wireless services. Network access revenues have also been impacted by an increase in high-cost loop funding and an increase in the amount charged to customers for service line connection charges
(SLC).

Other operating revenue increased $10,040 or 20.5% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. A rate increase for CATV service, which went into effect in July 2002, accounted for approximately $6,000 of this increase. An increase of 15.3% in Internet customers increased other revenues by approximately $4,000.

Cash operating expenses increased $13,281 or 12.9% for the three-month period ended March 31, 2003 compared to the same period ended 2002. Cash operating expenses have increased due to the increased costs associated with the number of services offered, such as DSL, and the general and administrative expenses associated with the steps Peoples continues to take to offer its customers state-of-the-art advances in telecommunication services.

Noncash operating expenses decreased $2,879 or 7.5% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Depreciation expense was the main cause for this decrease. Depreciation expense decreased because some of the capital investment in this segment has become fully depreciated.

Operating income increased $12,368 or 11.4% for the three months ended March 31, 2003 compared with the same period in 2002. A $22,770 increase in revenues was due to increased network access revenues resulting from increased volume of switched minutes of use, and an increase in other revenue. This operating revenue increase was offset by an increase in operating expenses that occurred due to the costs associated with new service offerings, such as DSL.

NEW ULM PHONERY OPERATIONS

New Ulm Phonery (Phonery) represents 14.6% of the consolidated operating revenues for the three-month period ended March 31, 2003. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by the Company (New Ulm, Redwood Falls, Springfield, and Sanborn,
MN). In addition, the Phonery leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers. All information contained in the following table is before eliminations.

                                  Quarter Ending March 31,
                                  ------------------------
                                      2003        2002
                                    --------    --------

Operating Revenues:                 $553,498    $501,786
                                    --------    --------

Cash Operating Expenses              334,547     259,587
Noncash Operating Expenses            30,216      36,131

                                    --------    --------
        Total Operating Expenses     364,763     295,718
                                    --------    --------

Operating Income                     188,735     206,068
                                    --------    --------

Net Income                          $110,735    $122,854
                                    --------    --------

Operating revenue increased $51,712 or 10.3% for the three months ended March 31, 2003 compared to the same period ended 2002. This increase was the result of an $84,426 increase in Internet revenues, offset by revenue decreases of $10,199 for inside wire maintenance fees and $22,845 in network access revenues.

Cash operating expenses increased $74,034 or 28.9% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This three-month increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for Phonery customers' communications needs. Increased emphasis of Internet access by Phonery's customers has led to increased customer service hours (24 hours a day, 7 days a week access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Phonery is striving for cost efficiencies and technological improvements to enhance its operating margins.

Noncash operating expenses decreased $5,915 or 16.4% for the quarter ended March 31, 2003 compared with the same period in 2002. The decrease was attributable to a drop in depreciation expense, as some of the Phonery's capital investment has become fully depreciated. The Phonery has an aggressive depreciation schedule that makes it possible for the Phonery to depreciate its capital investment quickly. This has allowed the Phonery to continually offer new products and services to its customers, giving customers the ability to stay on the cutting edge of technology.

Operating income decreased by $17,333 or 8.4% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease in income is the result of the $22,845 decrease in network access revenues due to the negative effects of network access pricing, offset by the decrease of $5,915 in depreciation expenses.

CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. The segment information was shown using the proportionate consolidation method. Cellular investment income increased $15,828 or 2.1% for the three months ended March 31, 2003 compared to the same period ended in 2002. This increase was the result of revenue and income growth as MWH continues to gain market share. Acquisitions by MWH in Iowa and Wisconsin in 2000 have had a significant impact on revenues and net income in 2002 and 2003. In addition, MWH was able to cease amortizing wireless licenses and goodwill from the acquisition in Iowa and Wisconsin, due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," effective January 1, 2002.

                                   Quarter Ending March 31,
                                   ------------------------
                                      2003          2002
                                   ----------    ----------

Cellular Investment Income         $  769,147    $  753,319
                                   ==========    ==========

Proportionate Method:
    Operating Revenues              3,712,956     3,415,821

    Cash Operating Expenses         2,280,296     2,079,758
    Noncash Operating Expenses        511,849       490,023

                                   ----------    ----------
       Total Operating Expenses     2,792,145     2,569,781
                                   ----------    ----------

Operating Income                      920,811       846,039
                                   ----------    ----------

Net Income                         $  769,147    $  753,319
                                   ----------    ----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for the Company was $44,417,651 at March 31, 2003, reflecting 55.5% equity and 44.5% debt. This compares to a capital structure of $44,283,181 at December 31, 2002, reflecting 54.5% equity and 45.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $2,350,674 for the three-month period ended March 31, 2003 compared to $1,621,756 for the three-month period ended March 31, 2002. Cash flows from operations for the three months ended March 31, 2003 and 2002 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,920,955 for the three months ended March 31, 2003 compared to $2,956,245 for the same period in 2002. There was no capital outlay for the purchase of cellular investments for the three-month period ending March 31, 2003 compared to the purchase of cellular investments of $1,610,341 for the three months ended March 31, 2002. The 2002 capital outlay was due to the purchase of shares by Peoples Telephone Company in MWH in connection with the dissolution of Three Lakes Cellular, Inc. and the Cherokee Cellular, Inc. Capital expenditures relating to on-going businesses were $1,765,506 during the first three months of 2003 as compared to $1,241,419 for the same period in 2002. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN.

Cash flows used by financing activities was $808,107 for the three-month period ended March 31, 2003 compared to cash flows used by financing activities of $1,947,795 for the three-month period ended March 31, 2002. Included in cash flows used in financing activities were debt repayments, debt borrowings, repurchased and retired stock, and dividend payments. During the first three months of 2003, the Company used cash provided by operating activities to make principal payment on its long-term debt with CoBank. During the first three months of 2002, the Company borrowed $1,420,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company and to cover cash requirements for capital expenditures. In the first quarter of both 2003 and 2002, there was no stock retired.

DIVIDENDS

The Company paid dividends of $426,129 during both the first quarter of 2003 and the first quarter of 2002. These were dividends of $.0833 per share. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2003. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

Working capital was a negative $187,011 as of March 31, 2003, compared to working capital of a negative $143,176 as of December 31, 2002. This decrease of $43,835 in working capital was reflective of the Company's intensive capital investment and an aggressive payback of CoBank notes. The ratio of current assets to current liabilities was 1.0:1.0 as of March 31, 2003 and 1.0:1.0 as of December 31, 2002.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At March 31, 2003, there was $13,125,000 of direct borrowings outstanding under this facility at an interest rate of 2.76%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter begin once the funds are fully drawn or any lesser amount borrowed. At March 31, 2003, there were $9,000,000 of direct borrowings outstanding under this facility at an interest rate of 2.76%.

The Company had three unsecured notes payable to Phoenix Home Life Mutual Insurance Company. By mutual agreement these notes were paid in full on March 1, 2002 using debt financing from CoBank.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt and bank lines of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more (approximately 3%) for the first three months of 2003, the Company's interest expense would have increased around $15,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Company's most recent evaluation.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     (a)  Exhibits

          See "Index to Exhibits" on page 32 of this Form 10-Q.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW ULM TELECOM, INC.


Dated:  May 9, 2003                              By  /s/ James P. Jensen
                                                     ---------------------------
                                                     James P. Jensen, Chairman


Dated:  May 9, 2003                              By  /s/ Bill Otis
                                                     ---------------------------
                                                     Bill Otis, President

                                 CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Bill Otis, President and Chief Executive Officer of New Ulm Telecom, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of New Ulm Telecom, Inc. for the quarter ended March 31, 2003;

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


Dated: May 9, 2003                     By  /s/ Bill Otis
                                           ------------------------------------
                                           Bill Otis
                                           President and Chief Executive Officer




CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Chris Hopp, Chief Financial Officer of New Ulm Telecom, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of New Ulm Telecom, Inc. for the quarter ended March 31, 2003;

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


Dated: May 9, 2003                                   By  /s/ Chris Hopp
                                                         -----------------------
                                                         Chris Hopp
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002