Form 10-Q
period 2003-06-30
NEW ULM TELECOM INC
filed 2003-08-12
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X    No      .
                                 -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes        No   X  .
                                 -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 11, 2003: 5,115,585 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2003


PART I  FINANCIAL INFORMATION

        Item 1   Financial Statements......................................3-7
                 Unaudited Consolidated Balance Sheets.....................3-4
                 Unaudited Consolidated Statements of Income.................5
                 Unaudited Consolidated Statements of Stockholders'
                 Equity......................................................6
                 Unaudited Consolidated Statements of Cash Flows.............7
                 Notes to Unaudited Consolidated Financial Statements.....8-16
        Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................17-30
        Item 3   Quantitative and Qualitative Disclosures About Market
                 Risk.......................................................30
        Item 4   Controls and Procedures.................................30-31

PART II OTHER INFORMATION................................................31-33

        Item 4   Submission of Matters to a Vote of Security Holders.....31-33
        Item 6   Exhibits and Report on Form 8-K............................33

SIGNATURES..................................................................34

INDEX TO EXHIBITS...........................................................35

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    JUNE 30,     DECEMBER 31,
                                                      2003          2002
                                                   -----------   ------------
CURRENT ASSETS
   Cash and cash equivalents                       $ 2,090,107   $ 1,914,113
   Receivables, net of allowance for
     doubtful accounts of $122,694 and $100,950      1,428,942     2,626,492
   Inventories                                         333,466       502,315
   Prepaid expenses                                    126,809       183,751
                                                   -----------   -----------
                                                     3,979,324     5,226,671
                                                   -----------   -----------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization     3,245,416     3,246,442
   Note receivable from officer                             --       674,037
   Cellular investments                             14,604,183    13,392,129
   Other                                             1,224,927     1,042,896
                                                   -----------   -----------
                                                    19,074,526    18,355,504
                                                   -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                         52,829,282    51,864,392
   Other property and equipment                      2,470,604     2,438,378
   Cable television plant                            2,000,345     1,850,221
                                                   -----------   -----------
                                                    57,300,231    56,152,991
   Less accumulated depreciation                    28,444,146    26,423,783
                                                   -----------   -----------
                                                    28,856,085    29,729,208
                                                   -----------   -----------

TOTAL ASSETS                                       $51,909,935   $53,311,383
                                                   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    JUNE 30,     DECEMBER 31,
                                                      2003          2002
                                                   -----------   ------------
CURRENT LIABILITIES
   Current portion of long-term debt               $ 2,514,130   $ 2,514,130
   Accounts payable                                    897,470     2,223,687
   Accrued income taxes                                 41,612            --
   Other accrued taxes                                  73,365        67,842
   Other accrued liabilities                           527,498       564,188
                                                   -----------   -----------
                                                     4,054,075     5,369,847
                                                   -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION                18,888,831    20,152,961
                                                   -----------   -----------

DEFERRED CREDITS
   Income taxes                                      3,651,647     3,651,647
   Investment tax credits                                4,937         6,708
                                                   -----------   -----------
                                                     3,656,584     3,658,355
                                                   -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.66 par value,
      10,000,000 and 0 shares authorized, 0
      shares issued and outstanding
   Common stock - $1.66 par value, 90,000,000
      and 19,200,000 shares authorized,
      5,115,585 shares issued and outstanding        8,525,975     8,525,975
   Retained earnings                                16,784,470    15,604,245
                                                   -----------   -----------
                                                    25,310,445    24,130,220
                                                   -----------   -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $51,909,935   $53,311,383
                                                   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                           2003           2002           2003           2002
                                        -----------    -----------    -----------    -----------
OPERATING REVENUES
   Local network                        $   917,305    $   868,545    $ 1,777,365    $ 1,688,245
   Network access                         1,794,065      1,578,746      3,337,333      3,306,930
   Billing and collecting                    24,904         36,596         53,622         76,974
   Miscellaneous                            101,684        106,613        211,974        214,739
   Nonregulated                           1,161,967      1,023,303      2,211,033      1,914,155
                                        -----------    -----------    -----------    -----------
                                          3,999,925      3,613,803      7,591,327      7,201,043
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES
   Plant operations                         517,823        415,518        991,720        855,531
   Depreciation and amortization          1,024,866        836,074      2,049,652      1,672,422
   Customer                                 254,825        226,157        468,516        445,266
   General and administrative               509,213        517,009      1,015,011        992,892
   Other operating expenses                 606,847        565,588      1,223,361      1,094,295
                                        -----------    -----------    -----------    -----------
                                          2,913,574      2,560,346      5,748,260      5,060,406
                                        -----------    -----------    -----------    -----------

OPERATING INCOME                          1,086,351      1,053,457      1,843,067      2,140,637
                                        -----------    -----------    -----------    -----------

OTHER (EXPENSES) INCOME
   Interest expense                        (154,053)      (153,958)      (306,359)      (303,592)
   Interest expense - debt retirement            --             --             --       (271,200)
   Interest income                           21,171          1,996         29,493         27,443
   Cellular investment income               844,605        696,735      1,613,752      1,450,054
   Gain from dissolution                         --             --             --      1,153,889
   Other investment income                   21,480         24,999        232,067        146,137
                                        -----------    -----------    -----------    -----------
                                            733,203        569,772      1,568,953      2,202,731
                                        -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                1,819,554      1,623,229      3,412,020      4,343,368

INCOME TAXES                                729,648        656,359      1,379,537      1,758,223
                                        -----------    -----------    -----------    -----------

NET INCOME                              $ 1,089,906    $   966,870    $ 2,032,483    $ 2,585,145
                                        ===========    ===========    ===========    ===========

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2           $      0.21    $      0.19    $      0.40    $      0.51
                                        ===========    ===========    ===========    ===========


DIVIDENDS PER SHARE                     $    0.0833    $    0.0833    $    0.1666    $    0.1666
                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                        5,115,585      5,115,585      5,115,585      5,115,585
                                        ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2002 AND
                         SIX MONTHS ENDED JUNE 30, 2003

                                     COMMON STOCK                 RETAINED
                                SHARES          AMOUNT            EARNINGS
                               ---------       ---------        -----------

BALANCE on December 31, 2002   5,115,585      $8,525,975        $15,604,245

Net income                                                        2,032,483
Dividends                                                          (852,258)

                               ---------       ---------        -----------
BALANCE on June 30, 2003       5,115,585      $8,525,975        $16,784,470
                               =========       =========        ===========








The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                          -----------------------------
                                                          JUNE 30, 2003   JUNE 30, 2002
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 2,032,483    $ 2,585,145
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                    2,049,652      1,672,422
            Cellular investment income                      (1,613,752)    (1,450,054)
            Distributions from cellular investements           401,698        358,327
            Gain from cellular dissolution                          --     (1,153,889)
            Deferred investment tax credits                     (1,771)        (1,771)
           (Increase) Decrease in:
             Receivables                                     1,197,550        179,799
             Inventories                                       168,849        (12,129)
             Prepaid expenses                                   56,942            758
           Increase (Decrease) in:
             Accounts payable                                   92,261       (123,578)
             Accrued income taxes                               41,612         55,387
             Other accrued taxes                                 5,523          7,855
             Other accrued liabilities                         (36,690)        (8,752)
                                                           -----------    -----------
               Net cash provided by operating activities     4,394,357      2,109,520
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net          (2,593,981)    (3,037,673)
   Change in notes receivable                                  674,037          2,402
   Purchase of cellular investments                                 --     (2,415,511)
   Other, net                                                 (182,031)      (168,218)
                                                           -----------    -----------
               Net cash used in investing activities        (2,101,975)    (5,619,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                     (1,264,130)    (3,316,666)
   Issuance of long-term debt                                       --      3,970,000
   Dividends paid                                             (852,258)      (852,258)
                                                           -----------    -----------
               Net cash used by financing activities        (2,116,388)      (198,924)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           175,994     (3,708,404)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                    1,914,113      4,245,683
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                        $ 2,090,107    $   537,279
                                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The balance sheets and statement of stockholders' equity as of June 30, 2003 and statements of income and the statements of cash flows for the periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2003 have been made.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the entire year.


NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 at June 30, 2003 and at June 30, 2002. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the 2003 presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. These reclassifications decreased operating revenues and operating expenses by $164,650 for the quarter ended June 30, 2002.


NOTE 4 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

         Cash paid during the six months ended June 30:

                                             2003              2002
                                             ----              ----
                 Interest                $313,563         $ 543,314
                 Income taxes            $215,000        $1,360,400

Noncash investing activities included $362,969 and $136,793 during the periods ended June 30, 2003 and 2002, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2003 and 2002.


NOTE 5 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2003, there was $12,750,000 of direct borrowings outstanding under this facility at an interest rate of 2.53%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2003, there was $8,500,000 of direct borrowings outstanding under this facility at an interest rate of 2.53%.


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

At June 30, 2003, the Company had goodwill for wireline acquisitions of $3,218,906, which was net of accumulated amortization of $1,360,442 and goodwill associated with equity investments, included in cellular investments, of $4,890,389, which was net of accumulated amortization of $156,391. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.92% of Midwest Wireless Holdings, LLC (MWH) at June 30, 2003 (9.92% at December 31, 2002). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2002 MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service
(PCS) licenses totaling $194,612,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization effective January 1, 2002.

Changes in goodwill are summarized below:

                                                     June 30,    December 31,
                                                       2003         2002
                                                   -----------   ------------

      Goodwill on wireline acquisitions            $ 4,579,348   $ 4,579,348
      Goodwill on cellular investments               5,046,780     5,046,780
      Accumulated amortization (prior to
         adopting SFAS No. 142)                     (1,516,833)   (1,516,833)
                                                   -----------   -----------
                                                   $ 8,109,295   $ 8,109,295
                                                   ===========   ===========

Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:

                                                     June 30,    December 31,
                                                       2003         2002
                                                   -----------   ------------
      Gross Carrying Amount                        $    30,785   $    30,785
      Accumulated amortization                          (4,275)       (3,249)
                                                   -----------   -----------
                                                   $    26,510   $    27,536
                                                   ===========   ===========

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

Segment information is as follows:

                                              New Ulm          Western          Peoples          New Ulm         Cellular
                                              Telecom         Telephone        Telephone         Phonery        Investment
                                           -------------    -------------    -------------    -------------    -------------
THREE MONTHS ENDED JUNE 30, 2003
Operating revenues                         $   2,621,911    $     553,004    $     258,699    $     615,701    $   4,171,107
Operating expenses                             2,245,258          259,602          142,466          354,090        3,164,064
                                           -------------    -------------    -------------    -------------    -------------
Operating income                                 376,653          293,402          116,233          261,611        1,007,044
Interest expense                                (143,924)          (2,124)          (3,882)            (258)        (106,446)
Cellular investment income                            --               --             (173)              --               --
Gain on cellular dissolution                          --               --               --               --               --
Other investment income                           21,564            1,256           19,819               12          (55,820)
                                           -------------    -------------    -------------    -------------    -------------
Income before income taxes                 $     254,293    $     292,534    $     131,997    $     261,365    $     844,778
                                           =============    =============    =============    =============    =============

Depreciation and amortization              $     860,028    $      99,212    $      35,315    $      30,311    $     541,222
                                           =============    =============    =============    =============    =============

Total assets                               $ 64,573,254     $ 10,454,520     $   5,367,063    $   4,460,288    $  32,218,758
                                           =============    =============    =============    =============    =============

Capital expenditures                       $     726,791    $      75,380    $       6,793    $      19,511    $     620,974
                                           =============    =============    =============    =============    =============

                                              Segment
                                               Totals           Others        Eliminations     Consolidated
                                           -------------    -------------    -------------    -------------
THREE MONTHS ENDED JUNE 30, 2003
Operating revenues                         $   8,220,422    $     175,526    $  (4,396,023)   $   3,999,925
Operating expenses                             6,165,480          137,074       (3,388,980)       2,913,574
                                           -------------    -------------    -------------    -------------
Operating income                               2,054,943           38,452       (1,007,044)       1,086,351
Interest expense                                (256,634)          (3,865)         106,446         (154,053)
Cellular investment income                          (173)              --          844,778          844,605
Gain on cellular dissolution                          --               --               --               --
Other investment income                          (13,169)              --           55,820           42,651
                                           -------------    -------------    -------------    -------------
Income before income taxes                 $   1,784,967    $      34,587    $          --    $   1,819,554
                                           =============    =============    =============    =============

Depreciation and amortization              $   1,566,088    $          --    $    (541,222)   $   1,024,866
                                           =============    =============    =============    =============

Total assets                               $ 117,073,883    $   8,665,862    $ (73,829,810)   $  51,909,935
                                           =============    =============    =============    =============

Capital expenditures                       $   1,449,449    $          --    $    (620,974)   $     828,475
                                           =============    =============    =============    =============

                                              New Ulm          Western          Peoples          New Ulm         Cellular
                                              Telecom         Telephone        Telephone         Phonery        Investment
                                           -------------    -------------    -------------    -------------    -------------
THREE MONTHS ENDED JUNE 30, 2002
Operating revenues                         $   2,108,381    $     617,097    $     259,996    $     532,199    $   3,832,989
Operating expenses                             1,787,786          257,441          147,284          327,755        2,844,385
                                           -------------    -------------    -------------    -------------    -------------
Operating income                                 320,595          359,656          112,712          204,444          988,604
Interest expense                                (153,854)             (98)              (6)              --         (247,025)
Cellular investment income                            --               --               --               --               --
Gain on cellular dissolution                          --               --               --               --               --
Other investment income                              486              541           25,743              225          (44,844)
                                           -------------    -------------    -------------    -------------    -------------
Income before income taxes                 $     167,227    $     360,099    $     138,449    $     204,669    $     696,735
                                           =============    =============    =============    =============    =============

Depreciation and amortization              $     667,535    $      94,490    $      38,193    $      35,856    $     477,767
                                           =============    =============    =============    =============    =============

Total assets                               $  50,101,639    $   9,835,983    $   5,013,057    $   3,878,825    $  32,149,807
                                           =============    =============    =============    =============    =============

Capital expenditures                       $   1,709,011    $      32,028    $      10,668    $      44,547    $     911,151
                                           =============    =============    =============    =============    =============

                                              Segment
                                               Totals           Others        Eliminations     Consolidated
                                           -------------    -------------    -------------    -------------
THREE MONTHS ENDED JUNE 30, 2002
Operating revenues                         $   7,350,662    $     181,868    $  (3,918,727)   $   3,613,803
Operating expenses                             5,364,651          125,818       (2,930,123)       2,560,346
                                           -------------    -------------    -------------    -------------
Operating income                               1,986,011           56,050         (988,604)       1,053,457
Interest expense                                (400,983)              --          247,025         (153,958)
Cellular investment income                            --               --          696,735          696,735
Gain on cellular dissolution                          --               --               --               --
Other investment income                          (17,849)              --           44,844           26,995
                                           -------------    -------------    -------------    -------------
Income before income taxes                 $   1,567,179    $      56,050    $          --    $   1,623,229
                                           =============    =============    =============    =============

Depreciation and amortization              $   1,313,841    $          --    $    (477,767)   $     836,074
                                           =============    =============    =============    =============

Total assets                               $ 100,979,311    $   6,684,957    $ (62,509,736)   $  45,154,532
                                           =============    =============    =============    =============

Capital expenditures                       $   2,707,405    $          --    $    (911,151)   $   1,796,254
                                           =============    =============    =============    =============

                                              New Ulm          Western          Peoples          New Ulm         Cellular
                                              Telecom         Telephone        Telephone         Phonery        Investment
                                           -------------    -------------    -------------    -------------    -------------
SIX MONTHS ENDED JUNE 30, 2003
Operating revenues                         $   4,838,978    $   1,142,655    $     530,929    $   1,169,199    $   7,884,064
Operating expenses                             4,358,805          551,556          293,748          718,853        5,956,209
                                           -------------    -------------    -------------    -------------    -------------
Operating income                                 480,173          591,099          237,181          450,346        1,927,855
Interest expense                                (188,444)         (24,299)         (45,307)          (3,019)        (313,930)
Cellular investment income                            --               --             (173)              --               --
Gain on cellular dissolution                          --               --               --               --               --
Other investment income                          177,761            2,022           81,729               48               --
                                           -------------    -------------    -------------    -------------    -------------
Income before income taxes                 $     469,490    $     568,822    $     273,430    $     447,375    $   1,613,925
                                           =============    =============    =============    =============    =============

Depreciation and amortization              $   1,720,072    $     198,424    $      70,629    $      60,527    $   1,053,071
                                           =============    =============    =============    =============    =============

Total assets                               $  64,573,254    $  10,454,520    $   5,367,063    $   4,460,288    $  32,218,758
                                           =============    =============    =============    =============    =============

Capital expenditures                       $   2,445,066    $     104,538    $      18,591    $      25,786    $   1,298,221
                                           =============    =============    =============    =============    =============

                                              Segment
                                               Totals           Others        Eliminations     Consolidated
                                           -------------    -------------    -------------    -------------
SIX MONTHS ENDED JUNE 30, 2003
Operating revenues                         $  15,565,825    $     328,254    $  (8,302,752)   $   7,591,327
Operating expenses                            11,879,171          243,986       (6,374,897)       5,748,260
                                           -------------    -------------    -------------    -------------
Operating income                               3,686,654           84,268       (1,927,855)       1,843,067
Interest expense                                (574,999)         (45,290)         313,930         (306,359)
Cellular investment income                          (173)              --        1,613,925        1,613,752
Gain on cellular dissolution                          --               --               --               --
Other investment income                          261,560               --               --          261,560
                                           -------------    -------------    -------------    -------------
Income before income taxes                 $   3,373,042    $      38,978    $          --    $   3,412,020
                                           =============    =============    =============    =============

Depreciation and amortization              $   3,102,723    $          --       (1,053,071)   $   2,049,652
                                           =============    =============    =============    =============

Total assets                               $ 117,073,883    $   8,665,862      (73,829,810)   $  51,909,935
                                           =============    =============    =============    =============

Capital expenditures                       $   3,892,202    $          --    $  (1,298,221)   $   2,593,981
                                           =============    =============    =============    =============

                                              New Ulm          Western          Peoples          New Ulm         Cellular
                                              Telecom         Telephone        Telephone         Phonery        Investment
                                           -------------    -------------    -------------    -------------    -------------
SIX MONTHS ENDED JUNE 30, 2002
Operating revenues                         $   4,326,728    $   1,205,479    $     509,456    $   1,033,985    $   7,248,809
Operating expenses                             3,570,496          511,107          288,164          623,473        5,414,166
                                           -------------    -------------    -------------    -------------    -------------
Operating income                                 756,232          694,372          221,292          410,512        1,834,643
Interest expense                                (487,705)         (59,909)         (27,178)              --         (510,973)
Cellular investment income                            --               --               --               --               --
Gain on cellular dissolution                          --               --        1,153,889               --               --
Other investment income                          103,131            1,107           68,819              523          126,384
                                           -------------    -------------    -------------    -------------    -------------
Income before income taxes                 $     371,658    $     635,570    $   1,416,822    $     411,035    $   1,450,054
                                           =============    =============    =============    =============    =============

Depreciation and amortization              $   1,335,069    $     188,980    $      76,386    $      71,987    $     967,790
                                           =============    =============    =============    =============    =============

Total assets                               $  50,101,639    $   9,835,983    $   5,013,057    $   3,878,825    $  32,149,807
                                           =============    =============    =============    =============    =============

Capital expenditures                       $   2,880,453    $      36,414    $      18,560    $     102,246    $   1,595,426
                                           =============    =============    =============    =============    =============

                                              Segment
                                               Totals           Others        Eliminations     Consolidated
                                           -------------    -------------    -------------    -------------
SIX MONTHS ENDED JUNE 30, 2002
Operating revenues                         $  14,324,457    $     290,045    $  (7,413,459)   $   7,201,043
Operating expenses                            10,407,406          231,816       (5,578,816)       5,060,406
                                           -------------    -------------    -------------    -------------
Operating income                               3,917,051           58,229       (1,834,643)       2,140,637
Interest expense                              (1,085,765)              --          510,973         (574,792)
Cellular investment income                            --               --        1,450,054        1,450,054
Gain on cellular dissolution                   1,153,889               --               --        1,153,889
Other investment income                          299,964               --         (126,384)         173,580
                                           -------------    -------------    -------------    -------------
Income before income taxes                 $   4,285,139    $      58,229    $          --    $   4,343,368
                                           =============    =============    =============    =============

Depreciation and amortization              $   2,640,212    $          --         (967,790)   $   1,672,422
                                           =============    =============    =============    =============

Total assets                               $ 100,979,311    $   6,684,957      (62,509,736)   $  45,154,532
                                           =============    =============    =============    =============
Capital expenditures                       $   4,633,099    $          --    $  (1,595,426)   $   3,037,673
                                           =============    =============    =============    =============


NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company believes it does not have an obligation to remove long-lived assets as described by SFAS No. 143 and accordingly, the adoption of SFAS No. 143 did not have a material effect on its financial position and results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition provisions of Interpretation No. 45 in January 2003. The initial adoption of Interpretation No. 45 did not have a material impact on its results of operations or financial position.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

         o increased competition in core business sectors which may decrease market share and or affect the pricing of services and products;
         o        the ability to retain key employees;
         o changing market conditions which may affect growth rates in the industry;
         o the ability to secure financing for future expansion and operations;
         o        the ability to improve operations with new technologies;
         o required investment in technological innovations which may deplete capital resources;
         o        the continuation of historical trends;
         o        the economy in general;
         o the future of the communications industry and communications services;
         o        the effect of legal and regulatory changes;
         o the sufficiency of cash generated from current operations to fund future liquidity needs; and
         o other risks and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. You are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

OVERVIEW
--------

The Company operates five business segments. The majority of its operations consist of four segments that provide telephone and related ancillary services such as Internet, data, and cable television services, to numerous communities in Minnesota and Iowa. A fifth segment has a 9.92% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of MWH.

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED OPERATING RESULTS
------------------------------

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

[X]      OPERATING REVENUES:

         Total operating revenues were $3,999,925 for the three months ended June 30, 2003, for an increase of 10.7% or $386,122 compared to the same period in 2002. Total operating revenues were $7,591,327 for the six months ended June 30, 2003, for an increase of 5.4% or $390,284 compared to the same period in 2002. The operating revenues for the New Ulm Telecom segment realized an increase in revenue due to new and expanded service offerings: digital video and digital subscriber line
         (DSL). New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these new services to its subscribers. The New Ulm Telecom segment also began operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN during the third quarter of 2002. The CLEC in Redwood Falls offers customers a full array of telecommunications' services that include voice services, digital video services, data services, and Internet services. It is expected that this geographic expansion of the Company's service offerings will provide this segment with continued future growth. The Peoples Telephone Company sector saw an increase in its unregulated revenue primarily due to an increase in Internet service subscription and an increase in other operating revenues due to a rate increase for its Cable Television (CATV) service offering, which took effect July 1, 2002. The New Ulm Phonery segment contributed to the increased operating revenues primarily through increased Internet service provision. The other segments had relatively no change.

[X]      OPERATING EXPENSES:

         Operating expenses for the three months ended June 30, 2003 increased $353,228 or 13.8% compared to the same period in 2002. Operating expenses for the six months ended June 30, 2003 increased $687,854 or 13.6% compared to the same period in 2002, with the New Ulm Telecom segment responsible for a $788,309 increase in operating expenses. Depreciation expense for the New Ulm Telecom segment saw an increase of $385,003 for the first six months of 2003 compared to 2002, of which $276,955 was attributed to new investments in the New Ulm Telecom segment's infrastructure. The remainder of the increase in the New Ulm Telecom segment reflected the increased costs associated with the introduction of CLEC services in Redwood Falls, MN.

[X]      OPERATING INCOME:

         Operating income for the three months ended June 30, 2003 increased $32,894 or 3.1% over the three months ended June 30, 2002. Operating income for the six-month period ended June 30, 2003 decreased $297,570 or 13.9% compared to the six-month period ended June 30, 2002. The decrease in income was primarily due to the increase in operating expenses. The primary source of the increase in operating expenses was the expenses associated with the New Ulm Telecom segment's CLEC services in Redwood Falls, MN.

[X]      OTHER INCOME:

         Other income for the three months ended June 30, 2003 increased $163,431 compared to the three months ended June 30, 2002. Other income decreased $633,778 for the six- month period ended June 30, 2003 compared with the same period in 2002. During the three-month period ended March 31, 2002, the Peoples Telephone segment recognized a one-time gain of $1,153,889 when its partially-owned subsidiaries, Cherokee Cellular, Inc. and Three Lakes Cellular, Inc., were dissolved by unanimous shareholder vote. Membership interests of MWH were distributed to shareholders of the dissolved companies, based on their pro rata ownership of the companies. In addition to obtaining its pro rata share of MWH membership units, Peoples Telephone Company acquired additional membership interest in MWH from other former shareholders who sold MWH membership units to pay capital gain taxes resulting from the transaction. The Peoples Telephone Company segment has a 2.34% membership interest in MWH due to these transactions.

         Other investment income increased $85,930 for the six months ended June 30, 2003 over the same period in 2002 due to an increase of investment income for Fibercom, L.L.C., and an increase in the investment income for CoBank.

         There was a $268,433 decrease in interest expense for the six-month period ended June 30, 2003 compared to the same period in 2002. A decrease in interest expense from the early extinguishments of debt was the main cause of this decrease. On March 1, 2002, the Company repaid the entire outstanding principal balance of $2,566,666 on this senior unsecured debt with Phoenix Life Mutual Insurance Company.

[X]      NET INCOME:

         Net income was $1,089,906 for the three months ended June 30, 2003 compared with $966,870 for the same period in 2002. Net income was $2,032,483 for the six-month period ending June 30, 2003 compared with $2,585,145 for the same six-month period in 2002. The $552,662 or 21.4% decrease in net income for the six-months ending June 30, 2003 was primarily attributed to our gains from the dissolution of the cellular corporations in the first quarter of 2002, the debt extinguishment, and an increase in operating expenses.

Summary of Operations before intercompany eliminations

                       For the Three Months Ended    For the Six Months Ended
                      ----------------------------  ----------------------------
                      June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                      -------------  -------------  -------------  -------------
Operating Income:
  New Ulm Telecom      $   376,653    $   320,595    $   480,173    $   756,232
  Western Telephone        293,402        359,656        591,099        694,372
  Peoples Telephone        116,233        112,712        237,181        221,292
  New Ulm Phonery          261,611        204,444        450,346        410,512
  Other                     38,452         56,050         84,268         58,229
                       -----------    -----------    -----------    -----------

        Total            1,086,351      1,053,457      1,843,067      2,140,637
Other Income               887,256        723,730      1,875,312      2,777,523
Interest Expense          (154,053)      (153,958)      (306,359)      (574,792)
Income Taxes              (729,648)      (656,359)    (1,379,537)    (1,758,223)
                       -----------    -----------    -----------    -----------

Net Income             $ 1,089,906    $   966,870    $ 2,032,483    $ 2,585,145
                       ===========    ===========    ===========    ===========

Basic and Diluted
Earnings per Share            0.21           0.19           0.40           0.51

Weighted Average
  Shares Outstanding     5,115,585      5,115,585      5,115,585      5,115,585

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

NEW ULM TELECOM OPERATIONS

New Ulm Telecom segment revenues represented 62.1% of the Company's consolidated operating revenues for the three-month period ended June 30, 2003 and 60.4% of the Company's consolidated operating revenues for the six-month period ended June 30, 2003. The New Ulm Telecom segment provides voice, video, and data services in New Ulm, Courtland, Klossner, Searles, and Redwood Falls, MN. The New Ulm Telecom segment began offering CLEC services in the City of Redwood Falls, MN in September 2002. Revenues are primarily earned by providing approximately 13,800 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues for the three-month period ending June

30, 2003 grew $513,530 or 24.4% over the same period last year. Total New Ulm Telecom segment revenues for the six-month period ending June 30, 2003 increased $512,250 or 11.8% over the same period in 2002. All information contained in the following table is before intercompany eliminations.

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ---------------------------      -------------------------
                                                  2003            2002             2003           2002
                                               ----------       ----------      ----------     ----------
Operating Revenues:
          Local Network                        $  808,262       $  731,037      $1,567,045     $1,448,077
          Network Access                        1,307,925        1,034,971       2,301,607      2,219,702
          Other                                   505,724          342,373         970,326        658,949

                                               ----------       ----------      ----------     ----------
                 Total Operating Revenues       2,621,911        2,108,381       4,838,978      4,326,728
                                               ----------       ----------      ----------     ----------

Cash Operating Expenses                         1,385,230        1,120,251       2,638,733      2,235,427
Noncash Operating Expenses                        860,028          667,535       1,720,072      1,335,069

                                               ----------       ----------      ----------     ----------
                 Total Operating Expenses       2,245,258        1,787,786       4,358,805      3,570,496
                                               ----------       ----------      ----------     ----------

Operating Income                                  376,653          320,595         480,173        756,232
                                               ----------       ----------      ----------     ----------

Net Income                                     $  152,163       $  100,331      $  281,051     $  222,810
                                               ==========       ==========      ==========     ==========

Local network revenue increased in the New Ulm Telecom segment by $77,225 or 10.6% for the three months ended June 30, 2003 compared to the same period in 2002. Local network revenue increased in the New Ulm Telecom segment by $118,968 or 8.2% for the six months ended June 30, 2003 over the same period ended June 30, 2002. Local network revenue increased during these periods as a result of service offerings for the CLEC in Redwood Falls, MN. The CLEC accounted for an increase of $112,902 in local network revenue for the six-months ended June 30, 2003. The local network revenue for New Ulm, MN saw an increase of $6,066 for the six-months ended June 30, 2003. Despite a 2.5% decrease in the number of access lines from June 30, 2002 to June 30, 2003 for New Ulm, MN, targeted marketing, promotions and packaging of vertical services, most notably the introduction of digital subscriber line (DSL) to supplement basic line charges, resulted in our increase in revenue. The decease in New Ulm, MN local access lines was due to customers dropping their second phone line for Internet when upgrading to DSL Internet service. DSL Internet service offers the convenience of allowing Internet access and voice access over the same line at the same time.

Network access revenue increased $272,954 or 26.4% for the three months ended June 30, 2003 compared with the same period in 2002. Network access revenue increased $81,905 or 3.7% for the six months ended June 30, 2003. The New Ulm Telecom segment experienced a 1.1% increase in access minutes for the three months ended June 30, 2003 and 4.3% increase for the six months ended June 30, 2003. While a decrease in access minutes has been a common industry trend, the New Ulm Telecom segment saw growth in its access minutes due to the addition in September 2002 of a CLEC in Redwood Falls, MN. The New Ulm Telecom segment has invested over $22 million in capital expenditures since 2000. These capital expenditures have enhanced this segment's infrastructure and has allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the New Ulm Telecom local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $163,351 or 47.7% for the three months ended June 30, 2003 compared with the same period in 2002. Other operating revenues increased $311,377 or 47.3% for the six months ended June 30, 2003. The increase in other operating revenues was primarily the result of our CLEC service offerings in Redwood Falls, MN. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product offered in New Ulm, Essig, Searles, Courtland, and Redwood Falls, MN was responsible for $178,610 of the increase in these revenues for the six-months ending June 30, 2003, with Redwood Falls accounting for $131,520 of the increase. The majority of the remaining revenue increase was attributed to New Ulm Telecom segment's successful launch of its CLEC operation in Redwood Falls, MN, through the sales of Internet services and customer premise equipment (CPE).

Cash operating expenses increased $264,979 or 23.7% for the three-month period ended June 30, 2003 and $403,306 or 18.0% for the six-month period ended June 30, 2003 compared with the same periods in 2002. Cash operating expenses have increased due to the introduction of a CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL. The New Ulm Telecom segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The New Ulm Telecom segment also realizes growth potential by competitively offering its services to an increasing number of communities. The New Ulm Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $192,493 or 28.8% for the three months ended June 30, 2003 compared with the same period in 2002. Noncash operating expenses increased $385,003 or 28.8% for the six months ended June 30, 2003 compared with the same period ended June 30, 2002. Depreciation expense was the cause of these increases. The increases in depreciation expense were reflective of the new investments in excess of $22 million in the segment's infrastructure since 2000.

Operating income increased $56,058 or 17.5% for the three months ended June 30, 2003 compared to the three-month period ended June 30, 2002. Operating income decreased $276,059 or 36.5% for the six-month period ended June 30, 2003 compared to the same period in 2002. The decrease in operating income was primarily due to the increase in depreciation due to the growing investment in the New Ulm Telecom segment infrastructure, including a $276,955 increase in depreciation for the CLEC in Redwood Falls, MN. Operating income also decreased for the six-month period due to the startup cost and operating cost of the introduction of CLEC services in Redwood Falls, MN. A $512,250 increase in revenues combined with a $788,309 increase in operating expenses resulted in the $276,059 decrease in operating income for the six-month period.

WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company (Western) revenues represented 13.1% of the consolidated operating revenues for the three months ended June 30, 2003 and 14.3% of the consolidated operating revenues for the six months ended June 30, 2003. Revenues are primarily earned by providing approximately 2,500 customers in Springfield and Sanborn, MN access to Western's local network, and providing interexchange access for long distance carriers. Western earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before intercompany eliminations.

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             ---------------------------    -------------------------
                                                2003            2002           2003           2002
                                             ----------       ----------    ----------     ----------
Operating Revenues:
          Local Network                      $  106,629       $  135,028    $  206,128     $  237,340
          Network Access                        338,996          385,951       725,454        777,564
          Other                                 107,379           96,118       211,073        190,575

                                             ----------       ----------    ----------     ----------
                  Total Operating Revenues      553,004          617,097     1,142,655      1,205,479
                                             ----------       ----------    ----------     ----------

Cash Operating Expenses                         160,390          162,951       353,132        322,127
Noncash Operating Expenses                       99,212           94,490       198,424        188,980

                                             ----------       ----------    ----------     ----------
                  Total Operating Expenses      259,602          257,441       551,556        511,107
                                             ----------       ----------    ----------     ----------

Operating Income                                293,402          359,656       591,099        694,372
                                             ----------       ----------    ----------     ----------

Net Income                                   $  180,129       $  214,375    $  338,460     $  378,368
                                             ==========       ==========    ==========     ==========

Local network revenues decreased in the Western segment by $28,399 or 21.0% for the three months ended June 30, 2003 compared to the same period in 2002. Local network revenues decreased $31,212 or 13.2% for the six months ended June 30, 2003 compared to the same period in 2002. The decreases in local network revenues were due to the 2002 billing of wireless reciprocal compensation. Due to the insignificance of the amounts, wireless reciprocal compensation has not yet been billed for the first six months of 2003. Reciprocal compensation is the revenue from interconnect agreements with wireless carriers terminating traffic to our local network.

Network access revenue decreased $46,955 or 12.2% for the three-month period ended June 30, 2003 compared to the same period in 2002. Network access revenue decreased $52,110 or 6.7% for the six-month period ended June 30, 2003 compared with the same period in 2002. The Western Telephone segment had a 9.25% decrease in its access minutes of use for the six-months ended June 30, 2003 compared to the same period in 2002. The negative effects of network access pricing and decreasing minutes of use, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue for this segment. The expected future growth in the utilization of the Internet (e-mail, voice-over-IP) is also expected to reduce the future volume of switched minutes of use. The Western Telephone segment has seen these decreases minimized by increased settlements from NECA and through increased high-cost loop funding.

Other operating income increased $11,261 or 11.7% for the three months ended June 30, 2003 and increased $20,498 or 10.8% for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases were predominantly the result of increased Internet and DSL service revenue compared to the same periods in 2002.

Cash operating expenses decreased $2,561 or 1.6% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Cash operating expenses increased $31,005 or 9.6% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The causes of the increase in cash operating expenses were the switch hosting services billed to this segment by the New Ulm Telecom segment, an increase in Internet expenses for the DSL service offering, and digital video services that became available to customers in Springfield, MN in June 2003 as Western identified the need to compete in this aspect of communications services. Additional services, such as DSL, attention to customer satisfaction, aggressive marketing and finding solutions to customers' communication needs are all dimensions for providing superior products and services to customers. At the same time, the Company is continually striving to realize cost efficiencies and technological improvements to enhance its operating margins in the Western segment.

Noncash operating expenses increased $4,722 or 5.0% for the quarter ended June 30, 2003 and $9,444 or 5.0% for the six months ended June 30, 2003 compared to the same periods ended in 2002. Depreciation was the cause of these increases. The increases were reflective of an increased amount of capital investments.

Operating income decreased $66,254 or 18.4% for the three months ended June 30, 2003 compared with the same period in 2002. Operating income decreased $103,273 or 14.9% for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The cost of switch hosting services billed to Western by the New Ulm Telecom segment accounted for approximately $26,000 of the decrease in operating income for the six-months ended June 30, 2003. Operating income for the six-month period also decreased due to a $9,444 increase in depreciation expense resulting from an increase in plant investment, in particular, a fiber route from Sanborn to Redwood Falls, MN, and an increase in Internet expense of $23,000 resulting from the introduction of DSL into this segment's service area. The decreases in operating income were also the result of decreases in local network revenue and network access revenue as previously discussed. The decreases in operating income were partially offset by an increase in revenues associated with Western's new service offering of DSL and increased settlements from NECA, which includes high-cost loop funding.

PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company (Peoples) revenues represented 6.1% of the consolidated operating revenues for the three months ended June 30, 2003 and 6.6% of the consolidated operating revenues for the six months ended June 30, 2003. Revenues are primarily earned by providing approximately 880 customers access to People's local network, and by providing interexchange access for long distance carriers. Peoples also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before intercompany eliminations.

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                2003            2002          2003           2002
                                             ----------       ----------   ----------     ----------
Operating Revenues:
          Local Network                      $   39,935       $   40,001   $   79,234     $   77,870
          Network Access                        158,706          168,468      332,490        330,952
          Other                                  60,058           51,527      119,205        100,634

                                             ----------       ----------   ----------     ----------
                  Total Operating Revenues      258,699          259,996      530,929        509,456
                                             ----------       ----------   ----------     ----------

Cash Operating Expenses                         107,151          109,091      223,119        211,778
Noncash Operating Expenses                       35,315           38,193       70,629         76,386

                                             ----------       ----------   ----------     ----------
                  Total Operating Expenses      142,466          147,284      293,748        288,164
                                             ----------       ----------   ----------     ----------

Operating Income                                116,233          112,712      237,181        221,292
                                             ----------       ----------   ----------     ----------

Net Income                                   $   78,514       $  180,014   $  162,634     $1,044,987
                                             ==========       ==========   ==========     ==========

Note: Net income for the six-months ended June 30, 2002 included a one-time gain of $686,795.

Local network revenue decreased in Peoples by $66 or 0.2% for the three-month period ended June 30, 2003 compared to the same period in 2002. Local network revenue increased $1,364 or 1.8% for the six-month period ended June 30, 2003 compared to the same period in 2002. This increase occurred despite a 5.0% decrease in the number of access lines in 2003 over 2002. The revenue increase was accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL to supplement basic line charges.

Network access revenue decreased $9,762 or 5.8% and access minutes decreased 8.7% for the three months ended June 30, 2003 compared to the same period in 2002. Network access revenue increased $1,538 or 0.5% and access minutes decreased 5.4% for the six months ended June 30, 2003 compared to the same period in 2002. The negative effects of network access pricing and decreasing minutes of use, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue. Peoples expects that continued utilization of the Internet (e-mail, voice-over-IP) will continue to cause a decrease in the volume of switched minutes of use, also resulting in future erosion of network access revenue. The construction of a fiber route in 1998 and 1999 allowed Peoples to gain access to a larger fiber optic network. The increased network access revenue for the six-month period was due to an increase in transport facilities, which minimized the negative effects of network access pricing, and also provided Peoples a way to minimize the industry trend of decreasing access minutes of use caused by the utilization of the Internet (e-mail and voice-over-IP) and wireless services. Network access revenues have also been impacted by an increase in high-cost loop funding and an increase in the amount charged to customers for service line connection charges (SLC).

Other operating revenue increased $8,531 or 16.6% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Other operating revenue increased $18,571 or 18.5% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. A rate increase for CATV service, which went into effect in July 2002, accounted for approximately $11,000 of this increase for the six-month period. An increase of 12.0% in Internet customers increased other revenues by approximately $7,500 for the six-month period.

Cash operating expenses decreased $1,940 or 1.8% for the three-month period ended June 30, 2003 compared to the same period in 2002. Cash operating expenses increased $11,341 or 5.4% for the six-month period ended June 30, 2003 compared to the same period in 2002. Cash operating expenses increased for the six-month period due to the increased costs associated with the number of services offered, such as DSL, and the increasing network costs of providing CATV services.

Noncash operating expenses decreased $2,878 or 7.5% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Noncash operating expenses decreased $5,757 or 7.5% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Depreciation expense was the cause of these decreases. Depreciation expense decreased because some of the capital investments in this segment have become fully depreciated.

Operating income increased $3,521 or 3.1% for the three months ended June 30, 2003 compared with the same period in 2002. Operating income increased $15,889 or 7.2% for the six months ended June 30, 2003 compared with the same period in 2002. Operating income increased due to the CATV rate increase put into effect July 2002 and an increase in Internet revenues due to an increasing customer base. These operating revenue increases were offset by an increase in operating expenses resulting from costs associated with new service offerings, such as DSL.

NEW ULM PHONERY OPERATIONS

New Ulm Phonery (Phonery) represented 14.6% of the consolidated operating revenues for the three-month period ended June 30, 2003 and 14.6% of the consolidated operating revenues for the six-month period ended June 30, 2003. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by this segment. In addition, the Phonery leases network capacity to provide additional network access revenues. This segment focuses on the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end-user customers. All information contained in the following table is before intercompany eliminations.

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                2003             2002         2003           2002
                                             ----------       ----------   ----------     ----------
Operating Revenues:                          $  615,701       $  532,199   $1,169,199     $1,033,985
                                             ----------       ----------   ----------     ----------

Cash Operating Expenses                         323,779          291,899      658,326        551,486
Noncash Operating Expenses                       30,311           35,856       60,527         71,987

                                             ----------       ----------   ----------     ----------
                  Total Operating Expenses      354,090          327,755      718,853        623,473
                                             ----------       ----------   ----------     ----------

Operating Income                                261,611          204,444      450,346        410,512
                                             ----------       ----------   ----------     ----------

Net Income                                   $  155,596       $  121,844   $  266,331     $  244,698
                                             ==========       ==========   ==========     ==========

Operating revenue increased $83,502 or 15.7% for the three months ended June 30, 2003 compared to the same period in 2002. Operating revenue increased $135,214 or 13.1% for the six months ended June 30, 2003 compared to the same period in 2002. This increase was the result of an $178,479 increase in Internet revenues, offset by revenue decreases for inside wire maintenance fees, installation and repair of inside wire, billed labor, sales of CPE and network access revenues.

Cash operating expenses increased $31,880 or 10.9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Cash operating expenses increased $106,840 or 19.4% for the six months ended June 30, 2003 compared to the same period in 2002. This six-month increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for Phonery customers' communications needs. Increased emphasis on Internet access by Phonery's customers has led to increased customer service hours (24 hours a day, 7 days a week access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Phonery is striving for cost efficiencies and technological improvements to enhance its operating margins.

Noncash operating expenses decreased $5,545 or 15.5% for the quarter ended June 30, 2003 compared with the same period in 2002. Noncash operating expenses decreased $11,460 or 15.9% for the six-month period ended June 30, 2003 compared to the same period in 2002. The decreases were attributable to a drop in depreciation expense, as some of the Phonery's capital investment has become fully depreciated. The Phonery has recognized the rapidly changing technology in these markets and depreciates plant and equipment quickly. This has allowed the Phonery to continually offer new products and services to its customers, giving customers the ability to stay on the cutting edge of technology.

Operating income increased by $57,167 or 28.0% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating income increased by $39,834 or 9.7% for the six months ended June 30, 2003 compared to the same period in 2002. These increases in income were the result of the increase in Internet access revenues.

CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. This segment information is shown using the proportionate consolidation method. Cellular investment income increased $147,870 or 21.2% for the three months ended June 30, 2003 compared to the same period ended in 2002. Cellular investment income increased $163,698 or 11.3% for the six months ended June 30, 2003 compared to the same period in 2002. These increases were the result of revenue and income growth as MWH continues to gain market share.

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------     -------------------------
                                               2003             2002          2003            2002
                                            ----------       ----------     ----------     ----------
Cellular Investment Income                  $  844,605       $  696,735     $1,613,752     $1,450,054
                                            ==========       ==========     ==========     ==========

Proportionate Method:
          Operating Revenues                 4,171,107        3,832,989      7,884,064      7,248,809

          Cash Operating Expenses            2,622,843        2,366,618      4,903,139      4,446,376
          Noncash Operating Expenses           541,221          477,767      1,053,070        967,790

                                            ----------       ----------     ----------     ----------
                 Total Operating Expenses    3,164,064        2,844,385      5,956,209      5,414,166
                                            ----------       ----------     ----------     ----------

Operating Income                             1,007,043          988,604      1,927,855      1,834,643
                                            ----------       ----------     ----------     ----------

Net Income                                  $  844,605       $  696,735     $1,613,752     $1,450,054
                                            ==========       ==========     ==========     ==========


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for the Company was $44,199,276 at June 30, 2003, reflecting 57.3% equity and 42.7% debt. This compares to a capital structure of $44,283,181 at December 31, 2002, reflecting 54.5% equity and 45.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $4,394,357 for the six-month period ended June 30, 2003 compared to $2,109,520 for the six-month period ended June 30, 2002. Cash flows from operations for the six months ended June 30, 2003 and 2002 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $2,101,975 for the six months ended June 30, 2003 compared to $5,619,000 for the same period in 2002. There was no capital outlay for the purchase of cellular investments for the six-month period ending June 30, 2003 compared to the purchase of cellular investments of $2,415,511 for the six months ended June 30, 2002. The 2002 capital outlay was due to the purchase of shares by Peoples Telephone Company in MWH in connection with the dissolution of Three Lakes Cellular, Inc. and the Cherokee Cellular, Inc. The decrease in notes receivable was $674,037 for the first six months of 2003 compared to a decrease of $2,402 for the same period in 2002. The decrease of $674,037 in notes receivable for 2003 was due to payment in full of the note receivable from officer, Mr. Bill Otis, President. Capital expenditures relating to on-going businesses were $2,593,981 during the first six months of 2003 as compared to $3,037,673 for the same period in 2002. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN and digital video services in Springfield, MN.

Cash flows used by financing activities was $2,116,388 for the six-month period ended June 30, 2003 compared to cash flows used by financing activities of $198,924 for the six-month period ended June 30, 2002. Included in cash flows used in financing activities were debt repayments, debt borrowings, and dividend payments. During the first six months of 2003, the Company used cash provided by operating activities to make principal payment on its long-term debt with CoBank. During the first six months of 2002, the Company borrowed $3,970,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company and to cover cash requirements for capital expenditures. In the first six months of both 2003 and 2002, there was no stock retired.

DIVIDENDS

The Company paid dividends of $852,258 during both the first six months of 2003 and 2002. The dividends amounted to $.0833 per share per quarter. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2003. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

The Company had a working capital deficit of $74,751 as of June 30, 2003, compared to a working capital deficit of $143,176 as of December 31, 2002. The improvement reflected the Company's increased cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.0 as of June 30, 2003 and 1.0:1.0 as of December 31, 2002.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At June 30, 2003, there was $12,750,000 of direct borrowings outstanding under this facility at an interest rate of 2.53%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter began once borrowing commenced. At March 31, 2003, there was $8,500,000 of direct borrowings outstanding under this facility at an interest rate of 2.53%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more (approximately 3%) for the first six months of 2003, the Company's interest expense would have increased approximately $30,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

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


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the registrant was held May 15, 2003 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 5,115,585 of which 3,061,235 were present either in person or by proxy. Six matters were presented to the shareholders, five of which passed.

Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR                  FOR          WITHHELD      ABSTAIN

Rosemary Dittrich         3,033,210    20,302        7,723
Mary Ellen Domeier        3,048,077     5,435        7,723
Gary Nelson               3,019,960    33,552        7,723

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

               2004 Annual Meeting          2005 Annual Meeting

               James Jensen                 Robert Ranweiler
               Perry Meyer                  Duane Lambrecht

Also, Article III, Section 1 of the Company's Articles of Incorporation was amended as follows

         (a) to increase the number of authorized shares of common stock from 19,200,000 shares to 90,000,000 shares, each having a par value of $1.66 per share; and
         (b) to authorize the issuance of up to 10,000,000 shares of preferred stock of the par value of $1.66 per share and allow the Board of Directors to fix the rights and preferences of preferred shares of any class or series and to generally allow the Board of Directors to authorize the issuance thereof by resolution in the manner prescribed by law and to take other actions consistent therewith.

The votes to approve the amendment were as follows:

                                                                 BROKER
                          FOR          WITHHELD      ABSTAIN     NON-VOTES
Amendment to
Article III, Section 1    2,395,932    610,811       54,492      328,733

A proposal to amend Article III, Section 2 failed to receive the required 2/3 "For" votes (3,410,050) of the outstanding shares needed to approve the change. The change would have amended Article III, Section 2 of the Articles, which currently provides that no individual shareholder, partnership, corporation or fiduciary shall own either in their, his or her own right or jointly with another party more than seven percent (7%) of the outstanding capital stock of the Company, by adding provisions providing that (i) to the extent capital stock was acquired in excess of such permitted limit ("Excess Shares"), such Excess Shares could not have been voted; and (ii) the Company would have had the right to redeem Excess Shares.

The votes for this amendment were as follows:

                                                                 BROKER
                          FOR          WITHHELD      ABSTAIN     NON-VOTES
Amendment to
Article III, Section 2    2,525,114    497,511       38,610      328,733

Article IV of the Company's Articles of Incorporation, was amended to add the following provision:

An action required or permitted to be taken at a meeting of the Board of Directors, other than an action requiring shareholder approval, may be taken by written action signed, or consented to by authenticated electronic communication, by the number of directors that would be required to take the same action at a meeting of the Board of Directors at which all directors were present.

The votes for this amendment were as follows:
                                                                 BROKER
                          FOR          WITHHELD      ABSTAIN     NON-VOTES
Amendment to
Article IV                2,899,669    123,329       38,237      328,733

Article IV of the Company's Articles of Incorporation was amended to add the following:

No shareholder shall be entitled to any preemptive right to purchase, subscribe or otherwise acquire any new or additional securities of the Company, or any options or warrants to purchase, subscribe for or otherwise acquire any such new additional securities before the Company may offer them to other persons.

The votes for this amendment were as follows:
                                                                 BROKER
                          FOR          WITHHELD      ABSTAIN     NON-VOTES
Amendment to
Article IV                2,493,674    519,154       48,407      328,733

The shareholders also approved the appointment of Kiesling Associates LLP as the auditors for 2003. The votes to approve the appointment of the auditors were as follows:

                          FOR          AGAINST       ABSTAIN
Approval of
Appointment of Auditors   3,012,885    18,270        30,080


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  See "Index to Exhibits" on page 35 of this Form 10-Q.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW ULM TELECOM, INC.


Dated:  August 11, 2003                 By   /s/ James P. Jensen
                                             ---------------------------------
                                             James P. Jensen, Chairman


Dated:  August 11, 2003                 By   /s/ Bill Otis
                                             ---------------------------------
                                             Bill Otis, President

                                INDEX TO EXHIBITS

Exhibit
Number       Description
-------      -----------

3           Articles of Incorporation, As Amended

31.1 Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002