Form 10-Q
period 2003-09-30
NEW ULM TELECOM INC
filed 2003-11-03
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

                                 Yes ___ No _X_.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 3, 2003: 5,115,585 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 2003


PART I FINANCIAL INFORMATION

     Item 1  Financial Statements...........................................3-7
             Unaudited Consolidated Balance Sheets..........................3-4
             Unaudited Consolidated Statements of Income......................5
             Unaudited Consolidated Statements of Stockholders' Equity........6
             Unaudited Consolidated Statements of Cash Flows..................7
             Notes to Unaudited Consolidated Financial Statements..........8-17
     Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................18-32
     Item 3  Quantitative and Qualitative Disclosures About Market Risk......32
     Item 4  Controls and Procedures.........................................32


PART II OTHER INFORMATION.................................................32-33

     Item 6  Exhibits and Report on Form 8-K..............................32-33


SIGNATURES...................................................................33


INDEX TO EXHIBITS............................................................34

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2003           2002
                                                   -------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                        $ 2,169,552    $ 1,914,113
   Receivables, net of allowance for
     doubtful accounts of $155,187 and $100,950       1,350,933      2,626,492
   Inventories                                          314,216        502,315
   Prepaid expenses                                      90,385        183,751
                                                    -----------    -----------
                                                      3,925,086      5,226,671
                                                    -----------    -----------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization      3,244,903      3,246,442
   Note receivable from officer                              --        674,037
   Cellular investments                              15,110,782     13,392,129
   Other                                              1,231,346      1,042,896
                                                    -----------    -----------
                                                     19,587,031     18,355,504
                                                    -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                          53,576,915     51,864,392
   Other property and equipment                       2,508,172      2,438,378
   Cable television plant                             2,149,300      1,850,221
                                                    -----------    -----------
                                                     58,234,387     56,152,991
   Less accumulated depreciation                     29,448,912     26,423,783
                                                    -----------    -----------
                                                     28,785,475     29,729,208
                                                    -----------    -----------

TOTAL ASSETS                                        $52,297,592    $53,311,383
                                                    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        2003           2002
                                                                   -------------   ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                $ 2,514,130    $ 2,514,130
   Accounts payable                                                   1,127,068      2,223,687
   Accrued income taxes                                                   5,594             --
   Other accrued taxes                                                   53,179         67,842
   Other accrued liabilities                                            556,411        564,188
                                                                    -----------    -----------
                                                                      4,256,382      5,369,847
                                                                    -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                 18,263,831     20,152,961
                                                                    -----------    -----------

DEFERRED CREDITS
   Income taxes                                                       3,956,917      3,651,647
   Investment tax credits                                                 4,051          6,708
                                                                    -----------    -----------
                                                                      3,960,968      3,658,355
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.66 par value, 10,000,000  and 0 shares
      authorized, 0 shares issued and outstanding                            --             --
   Common stock - $1.66 par value, 90,000,000 and 19,200,000
      shares authorized, 5,115,585 shares issued and outstanding      8,525,975      8,525,975
   Retained earnings                                                 17,290,436     15,604,245
                                                                    -----------    -----------
                                                                     25,816,411     24,130,220
                                                                    -----------    -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                          $52,297,592    $53,311,383
                                                                    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                         -----------------------------     -----------------------------
                                              2003             2002             2003             2002
                                         ------------     ------------     ------------     ------------
OPERATING REVENUES
   Local network                         $    963,959     $    868,817     $  2,741,324     $  2,557,062
   Network access                           1,651,214        1,422,136        4,988,547        4,729,066
   Billing and collecting                      25,425           32,179           79,047          109,153
   Miscellaneous                              100,565           97,858          312,539          312,597
   Nonregulated                             1,198,598        1,046,947        3,409,631        2,961,102
                                         ------------     ------------     ------------     ------------
                                            3,939,761        3,467,937       11,531,088       10,668,980
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Plant operations                           532,776          428,361        1,524,496        1,283,892
   Depreciation and amortization            1,028,993          837,025        3,078,645        2,509,447
   Customer operations                        225,608          229,590          694,124          674,856
   General and administrative                 521,209          831,258        1,536,220        1,824,150
   Other operating expenses                   699,333          561,886        1,922,694        1,656,181
                                         ------------     ------------     ------------     ------------
                                            3,007,919        2,888,120        8,756,179        7,948,526
                                         ------------     ------------     ------------     ------------

OPERATING INCOME                              931,842          579,817        2,774,909        2,720,454
                                         ------------     ------------     ------------     ------------

OTHER (EXPENSES) INCOME
   Interest expense                          (139,757)        (157,142)        (446,116)        (460,734)
   Interest expense - debt retirement              --               --               --         (271,200)
   Interest income                              8,355            3,790           37,848           31,233
   Cellular investment income                 745,906          814,911        2,359,658        2,264,965
   Gain from dissolution                           --               --               --        1,153,889
   Other investment income                     27,115         (164,395)         259,182          (18,258)
                                         ------------     ------------     ------------     ------------
                                              641,619          497,164        2,210,572        2,699,895
                                         ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                  1,573,461        1,076,981        4,985,481        5,420,349

INCOME TAXES                                  641,366          435,248        2,020,903        2,193,471
                                         ------------     ------------     ------------     ------------

NET INCOME                               $    932,095     $    641,733     $  2,964,578     $  3,226,878
                                         ============     ============     ============     ============

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2            $       0.18     $       0.13     $       0.58     $       0.63
                                         ============     ============     ============     ============


DIVIDENDS PER SHARE                      $     0.0833     $     0.0833     $     0.2499     $     0.2499
                                         ============     ============     ============     ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                          5,115,585        5,115,585        5,115,585        5,115,585
                                         ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2002 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                         Common Stock                 Retained
                                    Shares            Amount          Earnings
                                 -----------       -----------      -----------

BALANCE on December 31, 2002       5,115,585       $ 8,525,975      $15,604,245

Net income                                                            2,964,578
Dividends                                                            (1,278,387)

                                 -----------       -----------      -----------
BALANCE on September 30, 2003      5,115,585       $ 8,525,975      $17,290,436
                                 ===========       ===========      ===========








The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                    --------------------------------------
                                                                    SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                                    ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $ 2,964,578         $ 3,226,878
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                                3,078,645           2,509,447
            Cellular investment income                                  (2,359,658)         (2,264,965)
            Distributions from cellular investments                        641,005             568,986
            Gain from cellular dissolution                                      --          (1,153,889)
            Deferred income taxes                                          305,270                  --
            Deferred investment tax credits                                 (2,657)             (2,657)
            Decrease in:
             Receivables                                                 1,275,559             418,923
             Inventories                                                   188,099             101,631
             Prepaid expenses                                               93,366              25,717
           Increase (Decrease) in:
             Accounts payable                                              266,532             (77,936)
             Accrued income taxes                                            5,594             273,271
             Other accrued taxes                                           (14,663)              6,856
             Other accrued liabilities                                      (7,777)             23,873
                                                                       -----------         -----------
               Net cash provided by operating activities                 6,433,893           3,656,135
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net                      (3,496,524)         (6,009,937)
   Proceeds from notes receivable                                          674,037               3,644
   Purchase of cellular investments                                             --          (3,220,682)
   Other, net                                                             (188,450)            (87,997)
                                                                       -----------         -----------
               Net cash used in investing activities                    (3,010,937)         (9,314,972)
                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                                 (1,889,130)         (3,691,666)
   Issuance of long-term debt                                                   --           6,964,000
   Dividends paid                                                       (1,278,387)         (1,278,387)
                                                                       -----------         -----------
               Net cash provided (used) by financing activities         (3,167,517)          1,993,947
                                                                       -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       255,439          (3,664,890)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                1,914,113           4,245,683
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 2,169,552         $   580,793
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

The balance sheets and statement of stockholders' equity as of September 30, 2003 and statements of income and the statements of cash flows for the periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2003 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the entire year.


NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,585 at September 30, 2003 and at September 30, 2002. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the 2003 presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. These reclassifications decreased operating revenues and operating expenses by $86,800 for the three months ended September 30, 2002 and $251,450 for the nine months ended September 30, 2002.


NOTE 4 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the nine months ended September 30:

                                          2003                   2002
                                          ----                   ----
        Interest                      $456,025              $ 745,731
        Income taxes                  $888,000             $1,578,650

Noncash investing activities included $418,296 and $126,654 during the periods ended September 30, 2003 and 2002, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2003 and 2002.


NOTE 5 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. At September 30, 2003, there was $12,375,000 of direct borrowings outstanding under this facility at an interest rate of 2.61%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. At September 30, 2003, there was $8,250,000 of direct borrowings outstanding under this facility at an interest rate of 2.61%. The borrowings under each credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio.


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

At September 30, 2003, the Company had goodwill for wireline acquisitions of $3,218,906, which was net of accumulated amortization of $1,360,442, and goodwill associated with equity investments, included in cellular investments, of $4,890,389, which was net of accumulated amortization of $156,391. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.92% of Midwest Wireless Holdings, LLC (MWH) at September 30, 2003. The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2002, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $194,612,000, net of amortization of $9,922,000. MWH has determined that these licenses have indefinite useful lives and ceased amortization effective January 1, 2002.

Changes in goodwill are summarized below:

                                                September 30,       December 31,
                                                    2003                2002
                                                -------------       ------------

Goodwill on wireline acquisitions               $ 4,579,348         $ 4,579,348
Goodwill on cellular investments                  5,046,780           5,046,780
Accumulated amortization (prior to adopting
SFAS No. 142)                                    (1,516,833)         (1,516,833)
                                                -----------         -----------
                                                $ 8,109,295         $ 8,109,295
                                                ===========         ===========

Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:

                              September 30,     December 31,
                                  2003             2002
                              -------------     ------------

Gross Carrying Amount           $ 30,785         $ 30,785
Accumulated amortization          (4,788)          (3,249)
                                --------         --------
                                $ 25,997         $ 27,536
                                ========         ========

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

Segment information is as follows:

                                         New Ulm             Western             Peoples             New Ulm             Cellular
                                         Telecom            Telephone           Telephone            Phonery            Investment
                                      -------------       -------------       -------------       -------------       -------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Operating Revenues                    $   2,482,214       $     583,875       $     302,886       $     611,154       $   4,587,029
Operating Expenses                        2,237,582             312,400             156,264             378,613           3,541,372
                                      -------------       -------------       -------------       -------------       -------------
Operating income                            244,632             271,475             146,622             232,541           1,045,657
Interest expense                            (86,011)            (11,108)            (20,632)             (1,375)           (299,751)
Cellular Investment Income                       --                  --                  --                  --                  --
Other Income (Expense)                          822               1,784              32,859                   5                  --
                                      -------------       -------------       -------------       -------------       -------------
Income before income taxes            $     159,443       $     262,151       $     158,849       $     231,171       $     745,906
                                      =============       =============       =============       =============       =============

Depreciation and amortization         $     860,027       $     103,146       $      35,315       $      30,505       $     550,325
                                      =============       =============       =============       =============       =============

Total Assets                          $  64,013,553       $  10,617,471       $   5,538,500       $   4,599,726       $  32,385,223
                                      =============       =============       =============       =============       =============

Capital Expenditures                  $     565,242       $     294,010       $       5,723       $      37,568       $     751,886
                                      =============       =============       =============       =============       =============


                                         Segment
                                          Totals              Others           Eliminations        Consolidated
                                      -------------       -------------       -------------       -------------
THREE MONTHS ENDED SEPTEMBER, 2003
Operating Revenues                    $   8,567,158       $     205,117       $  (4,832,514)      $   3,939,761
Operating Expenses                        6,626,231             168,545          (3,786,857)          3,007,919
                                      -------------       -------------       -------------       -------------
Operating income                          1,940,927              36,572          (1,045,657)            931,842
Interest expense                           (418,877)            (20,631)            299,751            (139,757)
Cellular Investment Income                       --                  --             745,906             745,906
Other Income (Expense)                       35,470                  --                  --              35,470
                                      -------------       -------------       -------------       -------------
Income before income taxes            $   1,557,520       $      15,941       $          --       $   1,573,461
                                      =============       =============       =============       =============

Depreciation and amortization         $   1,579,318       $          --       $    (550,325)      $   1,028,993
                                      =============       =============       =============       =============

Total Assets                          $ 117,154,473       $   9,234,123       $ (74,091,004)      $  52,297,592
                                      =============       =============       =============       =============

Capital Expenditures                  $   1,654,429       $          --       $    (751,886)      $     902,543
                                      =============       =============       =============       =============

                                         New Ulm             Western             Peoples             New Ulm             Cellular
                                         Telecom            Telephone           Telephone            Phonery            Investment
                                      -------------       -------------       -------------       -------------       -------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                    $   1,990,960       $     556,622       $     273,360       $     562,011       $   3,987,720
Operating Expenses                        1,997,895             381,136             186,851             264,564           2,880,085
                                      -------------       -------------       -------------       -------------       -------------
Operating income                             (6,935)            175,486              86,509             297,447           1,107,635
Interest expense                           (156,981)               (161)                 --                  --            (166,340)
Cellular Investment Income                       --                  --                  --                  --                  --
Gain on Cellular Dissolution                     --                  --                  --                  --                  --
Other Income (Expense)                     (108,436)                442             (52,763)                152            (126,384)
                                      -------------       -------------       -------------       -------------       -------------
Income before income taxes            $    (272,352)      $     175,767       $      33,746       $     297,599       $     814,911
                                      =============       =============       =============       =============       =============

Depreciation and amortization         $     667,534       $      94,490       $      38,192       $      36,809       $     477,467
                                      =============       =============       =============       =============       =============

Total Assets                          $  52,182,091       $   9,946,738       $   5,117,188       $   4,057,349       $  31,990,476
                                      =============       =============       =============       =============       =============

Capital Expenditures                  $   2,911,786       $      24,636       $      34,909       $         933       $     281,165
                                      =============       =============       =============       =============       =============


                                         Segment
                                          Totals              Others           Eliminations        Consolidated
                                      -------------       -------------       -------------       -------------
THREE MONTHS ENDED SEPTEMBER, 2002
Operating Revenues                    $   7,370,673       $     171,784       $  (4,074,520)      $   3,467,937
Operating Expenses                        5,710,531             144,474          (2,966,885)          2,888,120
                                      -------------       -------------       -------------       -------------
Operating income                          1,660,142              27,310          (1,107,635)            579,817
Interest expense                           (323,482)                 --             166,340            (157,142)
Cellular Investment Income                       --                  --             814,911             814,911
Gain on Cellular Dissolution                     --                  --                  --                  --
Other Income (Expense)                     (286,989)                 --             126,384            (160,605)
                                      -------------       -------------       -------------       -------------
Income before income taxes            $   1,049,671       $      27,310       $          --       $   1,076,981
                                      =============       =============       =============       =============

Depreciation and amortization         $   1,314,492       $          --       $    (477,467)      $     837,025
                                      =============       =============       =============       =============

Total Assets                          $ 103,293,842       $   7,151,306         (62,171,885)      $  48,273,263
                                      =============       =============       =============       =============

Capital Expenditures                  $   3,253,429       $          --       $    (281,165)      $   2,972,264
                                      =============       =============       =============       =============

                                         New Ulm             Western             Peoples             New Ulm             Cellular
                                         Telecom            Telephone           Telephone            Phonery            Investment
                                      -------------       -------------       -------------       -------------       -------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Operating Revenues                    $   7,321,192       $   1,726,530       $     833,815       $   1,780,353       $  12,471,093
Operating Expenses                        6,596,387             863,956             450,012           1,097,466           9,497,581
                                      -------------       -------------       -------------       -------------       -------------
Operating income                            724,805             862,574             383,803             682,887           2,973,512
Interest expense                           (274,455)            (35,407)            (65,939)             (4,394)           (613,681)
Cellular Investment Income                       --                  --                (173)                 --                  --
Gain on Cellular Dissolution                     --                  --                  --                  --                  --
Other Income (Expense)                      178,583               3,806             114,588                  53                  --
                                      -------------       -------------       -------------       -------------       -------------
Income before income taxes            $     628,933       $     830,973       $     432,279       $     678,546       $   2,359,831
                                      =============       =============       =============       =============       =============

Depreciation and amortization         $   2,580,099       $     301,570       $     105,944       $      91,032       $   1,603,396
                                      =============       =============       =============       =============       =============

Total Assets                          $  64,013,553       $  10,617,471       $   5,538,500       $   4,599,726       $  32,385,223
                                      =============       =============       =============       =============       =============

Capital Expenditures                  $   3,010,308       $     398,548       $      24,314       $      63,354       $   2,050,107
                                      =============       =============       =============       =============       =============


                                         Segment
                                          Totals              Others           Eliminations        Consolidated
                                      -------------       -------------       -------------       -------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Operating Revenues                    $  24,132,983       $     533,371       $ (13,135,266)      $  11,531,088
Operating Expenses                       18,505,402             412,531         (10,161,754)          8,756,179
                                      -------------       -------------       -------------       -------------
Operating income                          5,627,581             120,840          (2,973,512)          2,774,909
Interest expense                           (993,876)            (65,921)            613,681            (446,116)
Cellular Investment Income                     (173)                 --           2,359,831           2,359,658
Gain on Cellular Dissolution                     --                  --                  --                  --
Other Income (Expense)                      297,030                  --                  --             297,030
                                      -------------       -------------       -------------       -------------
Income before income taxes            $   4,930,562       $      54,919       $          --       $   4,985,481
                                      =============       =============       =============       =============

Depreciation and amortization         $   4,682,041       $          --          (1,603,396)      $   3,078,645
                                      =============       =============       =============       =============

Total Assets                          $ 117,154,473       $   9,234,123         (74,091,004)      $  52,297,592
                                      =============       =============       =============       =============

Capital Expenditures                  $   5,546,631       $          --       $  (2,050,107)      $   3,496,524
                                      =============       =============       =============       =============

                                         New Ulm             Western             Peoples             New Ulm             Cellular
                                         Telecom            Telephone           Telephone            Phonery            Investment
                                      -------------       -------------       -------------       -------------       -------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                    $   6,317,688       $   1,762,101       $     782,816       $   1,595,996       $  11,236,529
Operating Expenses                        5,568,391             892,243             475,015             888,037           8,294,251
                                      -------------       -------------       -------------       -------------       -------------
Operating income                            749,297             869,858             307,801             707,959           2,942,278
Interest expense                           (644,686)            (60,070)            (27,178)                 --            (677,313)
Cellular Investment Income                       --                  --                  --                  --                  --
Gain on Cellular Dissolution                     --                  --           1,153,889                  --                  --
Other Income (Expense)                       (5,305)              1,549              16,056                 675                  --
                                      -------------       -------------       -------------       -------------       -------------
Income before income taxes            $      99,306       $     811,337       $   1,450,568       $     708,634       $   2,264,965
                                      =============       =============       =============       =============       =============

Depreciation and amortization         $   2,002,603       $     283,470       $     114,578       $     108,796       $   1,445,257
                                      =============       =============       =============       =============       =============

Total Assets                          $  52,182,091       $   9,946,738       $   5,117,188       $   4,057,349       $  31,990,476
                                      =============       =============       =============       =============       =============

Capital Expenditures                  $   5,792,239       $      61,050       $      53,469       $     103,179       $   1,876,591
                                      =============       =============       =============       =============       =============


                                         Segment
                                          Totals              Others           Eliminations        Consolidated
                                      -------------       -------------       -------------       -------------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Operating Revenues                    $  21,695,130       $     461,829       $ (11,487,979)      $  10,668,980
Operating Expenses                       16,117,937       $     376,290          (8,545,701)          7,948,526
                                      -------------       -------------       -------------       -------------
Operating income                          5,577,193              85,539          (2,942,278)          2,720,454
Interest expense                         (1,409,247)                 --             677,313            (731,934)
Cellular Investment Income                       --                  --           2,264,965           2,264,965
Gain on Cellular Dissolution              1,153,889                  --                  --           1,153,889
Other Income (Expense)                       12,975                  --                  --              12,975
                                      -------------       -------------       -------------       -------------
Income before income taxes            $   5,334,810       $      85,539       $          --       $   5,420,349
                                      =============       =============       =============       =============

Depreciation and amortization         $   3,954,704       $          --          (1,445,257)      $   2,509,447
                                      =============       =============       =============       =============

Total Assets                          $ 103,293,842       $   7,151,306         (62,171,885)      $  48,273,263
                                      =============       =============       =============       =============

Capital Expenditures                  $   7,886,528       $          --       $  (1,876,591)      $   6,009,937
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not impact the Company's financial position and results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have financial instruments that have characteristics of both liabilities and equity, therefore, adoption of SFAS No. 150 did not have a material effect on its financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

          o increased competition in core business sectors which may decrease market share and/or affect the pricing of services and products;
          o    the ability to retain key employees;
          o changing market conditions which may affect growth rates in the industry;
          o the sufficiency of cash generated from current operations to fund future liquidity needs;
          o    the ability to secure financing for future expansion;
          o    the ability to improve operations with new technologies;
          o required investment in technological innovations which may deplete capital resources;
          o the continuation of historical trends, such as the continuing decreases in switched access minutes of use and decreases in access rates charged to inter-exchange carriers;
          o    the economy in general;
          o the future of the communications industry and communications services;
          o    the effect of legal and regulatory changes; and
          o other risks and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual outcomes or results to differ materially from current expectations are contained herein and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. Caution should be exercised not to attribute undue certainty to these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

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

          OPERATING REVENUES - Total operating revenues were $3,939,761 for the three months ended September 30, 2003, for an increase of 13.6% or $471,824 compared to the same period in 2002. Total operating revenues were $11,531,088 for the nine months ended September 30, 2003, for an increase of 8.1% or $862,108 compared to the same period in 2002. The New Ulm Telecom segment realized an increase in operating revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL). The New Ulm Telecom segment has invested heavily in its infrastructure, which allows it to enhance its local network and offer these services to its subscribers. The New Ulm Telecom segment also began operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN during the third quarter of 2002. The CLEC in Redwood Falls offers customers a full array of telecommunications' services that includes voice services, digital video services, data services, and Internet services. This geographic expansion of the Company's service offerings has provided and is expected to continue to provide this segment with growth. The Peoples Telephone Company sector saw an increase in its nonregulated revenue primarily due to an increase in Internet service subscription and an increase in other operating revenues due to a rate increase for its Cable Television (CATV) service offering, which took effect July 1, 2002. The New Ulm Phonery segment contributed to the increased operating revenues primarily through increased Internet service provision. The other segments had relatively little change.

          OPERATING EXPENSES - Operating expenses for the three months ended September 30, 2003 increased $119,799 or 4.1% compared to the same period in 2002. Operating expenses for the nine months ended September 30, 2003 increased $807,653 or 10.2% compared to the same period in 2002, with the New Ulm Telecom segment responsible for a $1,027,996 increase in operating expenses. A $399,528 writeoff of bankrupt carrier receivables in September 2002, lessened the amount of the increase in operating expenses for 2003. Depreciation expense for the New Ulm Telecom segment increased $577,496 for the first nine months of 2003 compared to 2002, of which $415,431 was attributed to new investments in the New Ulm Telecom segment's infrastructure. The remainder of the increase in the New Ulm Telecom segment reflected the increased costs associated with the introduction of CLEC services in Redwood Falls, Minnesota (MN).

          OPERATING INCOME - Operating income for the three months ended September 30, 2003 increased $352,025 or 60.7% over the three months ended September 30, 2002. Operating income for the nine-month period ended September 30, 2003 increased $54,455 or 2.0% compared to the nine-month period ended September 30, 2002. The increase in income was primarily due to the increase in operating revenues and the writeoffs of bankrupt carrier receivables in September 2002. The primary source of the increase in operating revenues was the increased number of customers subscribing to the New Ulm Telecom segment's digital video services in New Ulm and Redwood Falls, MN.

          OTHER INCOME - Other income for the three months ended September 30, 2003 increased $144,455 compared to the three months ended September 30, 2002. Other income decreased $489,323 for the nine-month period ended September 30, 2003 compared with the same period in 2002. During the three-month period ended March 31, 2002, the Peoples Telephone segment recognized a one-time gain of $1,153,889 when its partially-owned subsidiaries, Cherokee Cellular, Inc. and Three Lakes Cellular, Inc., were dissolved by unanimous shareholder vote. Membership interests of MWH were distributed to shareholders of the dissolved companies, based on their pro rata ownership of the companies. In addition to obtaining its pro rata share of MWH membership units, Peoples Telephone Company acquired additional membership interest in MWH from other former shareholders who sold MWH membership units to pay capital gain taxes resulting from the transaction. The Peoples Telephone Company segment has a 2.34% membership interest in MWH due to these transactions.

          Other investment income increased $277,440 for the nine months ended September 30, 2003 over the same period in 2002 due to an increase in investment income of Fibercomm, L.L.C., a competitive local exchange carrier (CLEC) in Sioux City, Iowa, and CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing.

          There was a $285,818 decrease in interest expense for the nine-month period ended September 30, 2003 compared to the same period in 2002. Early extinguishments of debt were the main cause of this decrease. On March 1, 2002, the Company repaid the entire outstanding principal balance of $2,566,666 on its senior unsecured debt with Phoenix Life Mutual Insurance Company.

          NET INCOME - Net income was $932,095 for the three months ended September 30, 2003 compared with $641,733 for the same period in 2002. Net income was $2,964,578 for the nine-month period ending September 30, 2003 compared with $3,226,878 for the same nine-month period in 2002. The $262,300 or 8.1% decrease in net income for the nine-months ending September 30, 2003 was primarily attributed to gains from the dissolution of the cellular corporations in the first quarter of 2002, debt extinguishment, and an increase in operating expenses.

Summary of Operations before intercompany eliminations

                               For the Three Months Ended             For the Nine Months Ended
                        --------------------------------------  --------------------------------------
                        September 30, 2003  September 30, 2002  September 30, 2003  September 30, 2002
                        --------------------------------------  --------------------------------------
Operating Income:
  New Ulm Telecom           $   244,632         $    (6,935)        $   724,805         $   749,297
  Western Telephone             271,475             175,486             862,574             869,858
  Peoples Telephone             146,622              86,509             383,803             307,801
  New Ulm Phonery               232,541             297,447             682,887             707,959
  Other                          36,572              27,310             120,840              85,539
                            -----------         -----------         -----------         -----------

        Total                   931,842             579,817           2,774,909           2,720,454
Other Income                    781,376             654,306           2,656,688           3,431,829
Interest Expense               (139,757)           (157,142)           (446,116)           (731,934)
Income Taxes                   (641,366)           (435,248)         (2,020,903)         (2,193,471)
                            -----------         -----------         -----------         -----------


Net Income                  $   932,095         $   641,733         $ 2,964,578         $ 3,226,878
                            ===========         ===========         ===========         ===========


Basic and Diluted
Earnings per Share          $      0.18         $      0.13         $      0.58         $      0.63

Weighted Average
  Shares Outstanding          5,115,585           5,115,585           5,115,585           5,115,585

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

NEW ULM TELECOM OPERATIONS

New Ulm Telecom segment revenues represented 63.0% of the Company's consolidated operating revenues for the three-month period ended September 30, 2003 and 63.5% of the Company's consolidated operating revenues for the nine-month period ended September 30, 2003. The New Ulm Telecom segment provides voice, video, and data services in New Ulm, Courtland, Klossner, Essig, Searles, and Redwood Falls, MN. The New Ulm Telecom segment began offering CLEC services in the City of Redwood Falls, MN in September 2002. Revenues are primarily earned by providing approximately 13,900 customers access to New Ulm Telecom's local network, and by providing interexchange access for long distance network carriers. The New Ulm Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing video services (a new venture undertaken in 2001) to its subscribers. Total New Ulm Telecom segment revenues for the three-month period ending September 30, 2003 grew $491,254 or 24.7% over the same period last year. Total New Ulm Telecom segment revenues for the nine-month period ending September 30, 2003 increased $1,003,504 or 15.9% over the same period in 2002. All information contained in the following table is before intercompany eliminations.

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                           --------------------------------        -------------------------------
                                                2003               2002                2003               2002
                                            -----------        -----------         -----------        -----------
Operating Revenues:
       Local Network                        $   842,616        $   754,666         $ 2,409,661        $ 2,202,743
       Network Access                         1,109,405            908,400           3,411,012          3,128,102
       Other                                    530,193            327,894           1,500,519            986,843

                                            -----------        -----------         -----------        -----------
            Total Operating Revenues          2,482,214          1,990,960           7,321,192          6,317,688
                                            -----------        -----------         -----------        -----------

Cash Operating Expenses                       1,377,555          1,330,361           4,016,288          3,565,788
Noncash Operating Expenses                      860,027            667,534           2,580,099          2,002,603

                                            -----------        -----------         -----------        -----------
            Total Operating Expenses          2,237,582          1,997,895           6,596,387          5,568,391
                                            -----------        -----------         -----------        -----------

Operating Income                                244,632             (6,935)            724,805            749,297
                                            -----------        -----------         -----------        -----------

Net Income                                  $    97,609        $  (161,361)        $   378,660        $    61,449
                                            ===========        ===========         ===========        ===========

Local network revenue increased in the New Ulm Telecom segment by $87,950 or 11.7% for the three months ended September 30, 2003 compared to the same period in 2002. Local network revenue increased in the New Ulm Telecom segment by $206,918 or 9.4% for the nine months ended September 30, 2003 over the same period ended September 30, 2002. Local network revenue increased during these periods as a result of service offerings for the CLEC in Redwood Falls, MN. The CLEC accounted for an increase of $189,435 in local network revenue for the nine-months ended September 30, 2003. The local network revenue for New Ulm, MN saw an increase of $17,483 for the nine-months ended September 30, 2003. Despite a 2.2% decrease in the number of access lines from September 30, 2002 to September 30, 2003 for New Ulm, MN, targeted marketing, promotions and packaging of vertical services, most notably digital subscriber line (DSL) to supplement basic line charges, and a rate increase which took effect June 1, 2003, resulted in the increase in revenue. The decease in New Ulm, MN local access lines was due to customers dropping their second phone line for Internet when upgrading to DSL Internet service. DSL Internet service offers the convenience of allowing Internet access and voice access over the same line at the same time.

Network access revenue increased $201,005 or 22.1% for the three months ended September 30, 2003 compared with the same period in 2002. Network access revenue increased $282,910 or 9.0% for the nine months ended September 30, 2003. The New Ulm Telecom segment experienced a 1.1% decrease in access minutes for the three months ended September 30, 2003 and 1.1% decrease for the nine months ended September 30, 2003. While a decrease in access minutes has been a common industry trend, the New Ulm Telecom segment has minimized the decrease in its access minutes due to the addition in September 2002 of a CLEC in Redwood Falls, MN. The New Ulm Telecom segment has invested over $22 million in capital expenditures since 2000. These capital expenditures have enhanced this segment's infrastructure and has allowed New Ulm Telecom to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the New Ulm Telecom local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $202,299 or 61.7% for the three months ended September 30, 2003 compared with the same period in 2002. Other operating revenues increased $513,676 or 52.1% for the nine months ended September 30, 2003. The increase in other operating revenues was primarily the result of our CLEC service offerings in Redwood Falls, MN. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm Telecom segment has been able to begin offering video services over the existing infrastructure. The video product offered in New Ulm, Essig, Searles, Courtland, and Redwood Falls, MN was responsible for $299,629 of the increase in these revenues for the nine-months ending September 30, 2003, with Redwood Falls accounting for $211,545 of the increase. The majority of the remaining revenue increase was attributed to New Ulm Telecom segment's successful launch of its CLEC operation in Redwood Falls, MN, through the sales of Internet services and customer premise equipment (CPE).

Cash operating expenses increased $47,194 or 3.5% for the three-month period ended September 30, 2003 and $450,500 or 12.6% for the nine-month period ended September 30, 2003 compared with the same periods in 2002. Cash operating expenses have increased due to the introduction of a CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL. The New Ulm Telecom segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communications needs. The New Ulm Telecom segment also realizes growth potential by competitively offering its services to an increasing number of communities. The New Ulm Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvements to enhance operating margins for the New Ulm Telecom segment.

Noncash operating expenses increased $192,493 or 28.8% for the three months ended September 30, 2003 compared with the same period in 2002. Noncash operating expenses increased $577,496 or 28.8% for the nine months ended September 30, 2003 compared with the same period ended September 30, 2002. Depreciation expense was the cause of these increases. The increases in depreciation expense were reflective of the new investments in excess of $22 million in the segment's infrastructure since 2000.

Operating income increased $251,567 for the three months ended September 30, 2003 compared to the three-month period ended September 30, 2002. The three-month increase in operating income was the result of $245,630 in writeoffs of bankrupt carrier receivables in September 2002. Operating income decreased $24,492 or 3.3% for nine-month period ended September 30, 2003 compared to the same period in 2002. The decrease in operating income was due to the increase in depreciation due to the growing investment in the New Ulm Telecom segment infrastructure, including a $415,431 increase in depreciation for the CLEC in Redwood Falls, MN. This decrease in operating income was lessened by an increase in operating revenues for the nine-month period as revenues from CLEC operations began to offset the startup costs and operating costs associated with the introduction of CLEC services in Redwood Falls, MN. A $1,003,504 increase in revenues combined with a $1,027,996 increase in operating expenses resulted in the $24,492 decrease in operating income for the nine-month period.

WESTERN TELEPHONE COMPANY OPERATIONS

Western Telephone Company (Western) revenues represented 14.8% of the Company's consolidated operating revenues for the three months ended September 30, 2003 and 15.0% of the Company's consolidated operating revenues for the nine months ended September 30, 2003. Revenues are primarily earned by providing approximately 2,500 customers in Springfield and Sanborn, MN access to Western's local network, and providing interexchange access for long distance carriers. Western earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before intercompany eliminations.

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
                                               2003              2002              2003              2002
                                            ----------        ----------        ----------        ----------
Operating Revenues:
       Local Network                        $  116,588        $  115,435        $  322,716        $  352,775
       Network Access                          354,204           347,056         1,079,658         1,124,620
       Other                                   113,083            94,131           324,156           284,706

                                            ----------        ----------        ----------        ----------
            Total Operating Revenues           583,875           556,622         1,726,530         1,762,101
                                            ----------        ----------        ----------        ----------

Cash Operating Expenses                        209,254           286,646           562,386           608,773
Noncash Operating Expenses                     103,146            94,490           301,570           283,470

                                            ----------        ----------        ----------        ----------
            Total Operating Expenses           312,400           381,136           863,956           892,243
                                            ----------        ----------        ----------        ----------

Operating Income                               271,475           175,486           862,574           869,858
                                            ----------        ----------        ----------        ----------

Net Income                                  $  161,355        $  104,637        $  499,815        $  483,005
                                            ==========        ==========        ==========        ==========

Local network revenues increased in the Western segment by $1,153 or 1.0% for the three months ended September 30, 2003 compared to the same period in 2002. Local network revenues decreased $30,059 or 8.5% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in local network revenues was due to the 2002 billing of wireless reciprocal compensation. Wireless reciprocal compensation has not yet been billed for the first nine months of 2003. Reciprocal compensation is the revenue from interconnect agreements with wireless carriers terminating traffic to Western's local network.

Network access revenue increased $7,148 or 2.1% for the three-month period ended September 30, 2003 compared to the same period in 2002. Network access revenue decreased $44,962 or 4.0% for the nine-month period ended September 30, 2003 compared with the same period in 2002. The Western segment had a 9.5% decrease in its access minutes of use for the nine-months ended September 30, 2003 compared to the same period in 2002. The negative effects of network access pricing and decreasing minutes of use, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue for this segment. The expected future growth in the utilization of the Internet (e-mail, voice-over-Internet) is also expected to reduce the future volume of switched minutes of use. The Western segment has seen these decreases minimized by increased settlements from NECA and through increased high-cost loop funding.

Other operating revenue increased $18,952 or 20.1% for the three months ended September 30, 2003 and increased $39,450 or 13.9% for the nine months ended September 30, 2003 as compared to the same periods in 2002. These increases were predominantly the result of increased Internet and DSL service revenue compared to the same periods in 2002. The Western segment also saw an increase in other operating revenue due to the introduction of digital video service in Springfield, MN in June 2003.

Cash operating expenses decreased $77,392 or 27.0% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Cash operating expenses decreased $46,387 or 7.6% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The cause of the decrease in cash operating expenses for the three-month periods was the $115,289 write-off of bankrupt carrier receivables in 2002. Both decreases in cash operating expenses were lessened by increases in Internet expenses for the DSL service offering and digital video services that became available to customers in Springfield, MN. Western identified the need to compete in all aspects of the communications marketplace. Therefore, digital video services were introduced to Western's subscribers in Springfield, MN during June 2003. Additional services, such as DSL, attention to customer satisfaction, aggressive marketing and finding solutions to customers' communication needs are all dimensions for providing superior products and services to customers. At the same time, the Company is continually striving to realize cost efficiencies and technological improvements to enhance its operating margins in the Western segment.

Noncash operating expenses increased $8,656 or 9.2% for the quarter ended September 30, 2003 and $18,100 or 6.4% for the nine months ended September 30, 2003 compared to the same periods ended in 2002. Depreciation was the cause of these increases. The increases were reflective of an increased amount of capital investments.

Operating income increased $95,989 or 54.7% for the three months ended September 30, 2003 compared with the same period in 2002, primarily due to the $115,289 writeoff of bankrupt carrier receivables in September 2002. Operating income decreased $7,284 or 0.8% for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. Operating income for the nine-month period also decreased due to a $18,100 increase in depreciation expense resulting from an increase in plant investment, in particular, a fiber route from Sanborn to Redwood Falls, MN, and an increase in Internet expense of $36,000 resulting from the introduction of DSL into this segment's service area. The decrease in operating income was also the result of decreases in local network revenue and network access revenue as previously discussed. The decreases in operating income were lessened by an increase in revenues associated with Western's new service offerings of DSL and digital video, and increased settlements from NECA, which includes high-cost loop funding.

PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples Telephone Company (Peoples) revenues represented 7.7% of the Company's consolidated operating revenues for the three months ended September 30, 2003 and 7.2% of the Company's consolidated operating revenues for the nine months ended September 30, 2003. Revenues are primarily earned by providing approximately 880 customers access to Peoples local network, and by providing interexchange access for long distance carriers. Peoples also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and Internet access to its subscribers. All information contained in the following table is before intercompany eliminations.

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
                                               2003              2002              2003              2002
                                            ----------        ----------        ----------        ----------
Operating Revenues:
       Local Network                        $   42,276        $   36,237        $  121,510        $  114,107
       Network Access                          199,209           177,324           531,699           508,276
       Other                                    61,401            59,799           180,606           160,433

                                            ----------        ----------        ----------        ----------
            Total Operating Revenues           302,886           273,360           833,815           782,816
                                            ----------        ----------        ----------        ----------

Cash Operating Expenses                        120,949           148,659           344,068           360,437
Noncash Operating Expenses                      35,315            38,192           105,944           114,578

                                            ----------        ----------        ----------        ----------
            Total Operating Expenses           156,264           186,851           450,012           475,015
                                            ----------        ----------        ----------        ----------

Operating Income                               146,622            86,509           383,803           307,801
                                            ----------        ----------        ----------        ----------

Net Income                                  $   88,560        $  134,336        $  251,194        $1,179,323
                                            ==========        ==========        ==========        ==========

Note: Net income for the nine-months ended September 30, 2002 included a one-time gain of $686,795 from the dissolution of Three Lakes Cellular, Inc. and Cherokee Cellular, Inc.

Local network revenue increased in Peoples by $6,039 or 16.7% for the three-month period ended September 30, 2003 compared to the same period in 2002. Local network revenue increased $7,403 or 6.5% for the nine-month period ended September 30, 2003 compared to the same period in 2002. These increases occurred despite a 5.0% decrease in the number of access lines in 2003 over 2002. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL to supplement basic line charges.

Network access revenue increased $21,885 or 12.3% and access minutes decreased 2.9% for the three months ended September 30, 2003 compared to the same period in 2002. Network access revenue increased $23,423 or 4.6% and access minutes decreased 2.9% for the nine months ended September 30, 2003 compared to the same period in 2002. The negative effects of network access pricing and decreasing minutes of use, a common industry trend, are expected to continue, potentially resulting in future decreases in network access revenue. Peoples expects that continued utilization of the Internet (e-mail, voice-over-Internet) will continue to decrease the volume of switched minutes of use, also resulting in future erosion of network access revenue. The construction of a fiber route in 1998 and 1999 allowed Peoples to gain access to a larger fiber optic network. The increased network access revenue for the nine-month period was due to an increase in transport facilities that carry toll traffic for which Peoples receives compensation from the National Exchange Carrier Association (NECA) pool, which minimized the negative effects of network access pricing, and also provided Peoples a way to minimize the industry trend of decreasing access minutes of use caused by the utilization of the Internet and wireless services. Network access revenues have also been impacted by an increase in high-cost loop funding and an increase in the amount charged to customers for service line connection charges (SLC).

Other operating revenue increased $1,602 or 2.7% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Other operating revenue increased $20,173 or 12.6% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. A rate increase for CATV service, which went into effect in July 2002, accounted for approximately $11,000 of the increase for the nine-month period. An increase of 12.0% in Internet customers increased other revenues by approximately $11,500 for the nine-month period. Offsetting these increases was a decrease in billing and collection revenues of approximately $3,500 as inter-exchange carriers (IXC's) continued to take back the billing and collection function.

Cash operating expenses decreased $27,710 or 18.6% for the three-month period ended September 30, 2003 compared to the same period in 2002. Cash operating expenses decreased $16,369 or 4.5% for the nine-month period ended September 30, 2003 compared to the same period in 2002. Cash operating expenses decreased $38,609 for the nine-month period due to the write-off of bankrupt carrier receivables in 2002. This decrease was offset by increased costs associated with the number of services offered, such as DSL, as the Peoples segment continued to address the need to compete in all aspects of communication services and provide solutions to customers' communications needs.

Noncash operating expenses decreased $2,877 or 7.5% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Noncash operating expenses decreased $8,634 or 7.5% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Depreciation expense was the cause of these decreases. Depreciation expense decreased because some of the capital investments in this segment have become fully depreciated.

Operating income increased $60,113 or 69.5% for the three months ended September 30, 2003 compared with the same period in 2002. Operating income increased $76,002 or 24.7% for the nine months ended September 30, 2003 compared with the same period in 2002. Operating income increased due to the CATV rate increase that became effective July 2002, an increase in Internet revenues due to an increasing customer base, and a decrease in expense due to the write-off of carrier receivables in 2002. These operating income increases were partially offset by an increase in operating expenses resulting from costs associated with new service offerings, such as DSL.

NEW ULM PHONERY OPERATIONS

New Ulm Phonery (Phonery) represented 15.5% of the Company's consolidated operating revenues for the three-month period ended September 30, 2003 and 15.4% of the Company's consolidated operating revenues for the nine-month period ended September 30, 2003. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to Internet services in the service areas served by this segment. In addition, the Phonery leases network capacity to provide additional network access revenues. This segment focuses on the quality installation and maintenance of wide area networking, local networking and transport (the carrying of toll traffic) solutions in telecommunications to end-user customers. All information contained in the following table is before intercompany eliminations.

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
                                               2003              2002              2003              2002
                                            ----------        ----------        ----------        ----------
Operating Revenues:                         $  611,154        $  562,011        $1,780,353        $1,595,996
                                            ----------        ----------        ----------        ----------

Cash Operating Expenses                        348,108           227,755         1,006,434           779,241
Noncash Operating Expenses                      30,505            36,809            91,032           108,796

                                            ----------        ----------        ----------        ----------
            Total Operating Expenses           378,613           264,564         1,097,466           888,037
                                            ----------        ----------        ----------        ----------

Operating Income                               232,541           297,447           682,887           707,959
                                            ----------        ----------        ----------        ----------

Net Income                                  $  138,945        $  177,166        $  405,276        $  421,864
                                            ==========        ==========        ==========        ==========

Operating revenue increased $49,143 or 8.7% for the three months ended September 30, 2003 compared to the same period in 2002. Operating revenue increased $184,357 or 11.6% for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was the result of an $282,572 increase in Internet revenues, offset by revenue decreases for inside wire maintenance fees, installation and repair of inside wire, billed labor, sales of CPE and network access revenues.

Cash operating expenses increased $120,353 or 52.8% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Cash operating expenses increased $227,193 or 29.2% for the nine months ended September 30, 2003 compared to the same period in 2002. These increases can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, aggressive marketing (brand recognition) and solutions for Phonery customers' communications needs. Increased emphasis on Internet access by Phonery's customers has led to increased customer service hours (24 hours a day, 7 days a week access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Phonery is striving for cost efficiencies and technological improvements to enhance its operating margins.

Noncash operating expenses decreased $6,304 or 17.1% for the quarter ended September 30, 2003 compared with the same period in 2002. Noncash operating expenses decreased $17,764 or 16.3% for the nine-month period ended September 30, 2003 compared to the same period in 2002. The decreases were attributable to a drop in depreciation expense, as some of the Phonery's capital investment has become fully depreciated. The Phonery has recognized the rapidly changing technology in these markets and depreciates plant and equipment quickly. This has allowed the Phonery to continually offer new products and services to its customers, giving customers the ability to stay on the cutting edge of technology.

Operating income decreased by $64,906 or 21.8% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Operating income decreased by $25,072 or 3.5% for the nine months ended September 30, 2003 compared to the same period in 2002. These decreases in income were the result of increases in cash operating expenses that exceeded increases in operating revenues.

CELLULAR INVESTMENT

The Company has a 9.92% ownership in MWH. This segment information is shown using the proportionate consolidation method. Cellular investment income decreased $69,005 or 8.5% for the three months ended September 30, 2003 compared to the same period ended in 2002. The cause of the decrease can be attributed to the costs associated with replacing TDMA (Time Division Multiple Access) technology with CDMA (Code Division Multiple Access) technology as the standard wireless operating platform. MWH recognizes that in the future, TDMA will eventually be replaced with CDMA technology. Cellular investment income increased $94,693 or 4.2% for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was the result of revenue and income growth as MWH continues to gain market share.

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                           --------------------------------       -------------------------------
                                                2003               2002               2003               2002
                                            -----------        -----------        -----------        -----------
Cellular Investment Income                  $   745,906        $   814,911        $ 2,359,658        $ 2,264,965
                                            ===========        ===========        ===========        ===========

Proportionate Method:
       Operating Revenues                     4,587,029          3,987,720         12,471,093         11,236,529

       Cash Operating Expenses                2,991,046          2,402,618          7,894,185          6,848,994
       Noncash Operating Expenses               550,326            477,467          1,603,396          1,445,257

                                            -----------        -----------        -----------        -----------
            Total Operating Expenses          3,541,372          2,880,085          9,497,581          8,294,251
                                            -----------        -----------        -----------        -----------

Operating Income                              1,045,657          1,107,635          2,973,512          2,942,278
                                            -----------        -----------        -----------        -----------

Net Income                                  $   745,906        $   814,911        $ 2,359,658        $ 2,264,965
                                            ===========        ===========        ===========        ===========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for the Company was $44,080,242 at September 30, 2003, reflecting 58.6% equity and 41.4% debt. This compares to a capital structure of $44,283,181 at December 31, 2002, reflecting 54.5% equity and 45.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $6,433,893 for the nine-month period ended September 30, 2003 compared to $3,656,135 for the nine-month period ended September 30, 2002. Cash flows from operations for the nine months ended September 30, 2003 and 2002 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $3,010,937 for the nine months ended September 30, 2003 compared to $9,314,972 for the same period in 2002. There was no capital outlay for the purchase of cellular investments for the nine-month period ending September 30, 2003 compared to the purchase of cellular investments of $3,220,682 for the nine months ended September 30, 2002. The 2002 capital outlay was due to the purchase of shares by Peoples Telephone Company in MWH in connection with the dissolution of Three Lakes Cellular, Inc. and Cherokee Cellular, Inc. The decrease in notes receivable was $674,037 for the first nine months of 2003 compared to a decrease of $3,644 for the same period in 2002. The decrease of $674,037 in notes receivable for 2003 was due to payment in full of the note receivable from Bill Otis, the Company's President. Capital expenditures relating to on-going businesses were

$3,496,524 during the first nine months of 2003 as compared to $6,009,937 for the same period in 2002. Capital expenditures were incurred primarily to enhance the Company's infrastructure and to construct additional network facilities to provide CLEC services in Redwood Falls, MN and digital video services in Springfield, MN.

Cash flows used by financing activities was $3,167,517 for the nine-month period ended September 30, 2003 compared to cash flows provided by financing activities of $1,993,947 for the nine-month period ended September 30, 2002. Included in cash flows used in financing activities were debt repayments, debt borrowings, and dividend payments. During the first nine months of 2003, the Company used cash provided by operating activities to make principal payment on its long-term debt with CoBank. During the first nine months of 2002, the Company borrowed $6,964,000 under its revolving credit facility to cover cash requirements, primarily to repay $2,566,666 of senior unsecured debt with Phoenix Life Mutual Insurance Company and to cover its capital expenditures. In the first nine months of both 2003 and 2002, there was no stock retired.

DIVIDENDS

The Company paid dividends of $1,278,387 during both the first nine months of 2003 and 2002. The dividends amounted to $.0833 per share per quarter. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2003. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

The Company had a working capital deficit of $331,296 as of September 30, 2003, compared to a working capital deficit of $143,176 as of December 31, 2002. The decrease in working capital reflects the Company's decrease in receivables. The ratio of current assets to current liabilities was 0.9:1.0 as of September 30, 2003 and 1.0:1.0 as of December 31, 2002.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. This ten-year loan requires equal monthly payments of $125,000. At September 30, 2003, there was $12,375,000 of direct borrowings outstanding under this facility at an interest rate of 2.61%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. Principal payments of $250,000 per quarter began once borrowing commenced. At September 30, 2003, there was $8,250,000 of direct borrowings outstanding under this facility at an interest rate of 2.61%.

The borrowings under each credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio.

Through March 1, 2002, the Company had three unsecured notes payable to Phoenix Home Life Mutual Insurance Company. By mutual agreement these notes were paid in full on March 1, 2002 using debt financing from CoBank.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt and bank lines of credit.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more (approximately 3%) for the first nine months of 2003, the Company's interest expense would have increased approximately $45,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in periodic filings with the SEC.

During the Company's most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

     (a)  Exhibits

          See "Index to Exhibits" on page 34 of this Form 10-Q.

     (b)  Reports on Form 8-K

          None










                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW ULM TELECOM, INC.


Dated: November 3, 2003                          By    /s/ James P. Jensen
                                                       -------------------------
                                                       James P. Jensen, Chairman


Dated: November 3, 2003                          By   /s/ Bill Otis
                                                      --------------------------
                                                      Bill Otis, President

                                            INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------
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