Form 10-K
period 2003-12-31
NEW ULM TELECOM INC
filed 2004-03-30
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-3024

                              NEW ULM TELECOM, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                          41-0440990
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            27 NORTH MINNESOTA STREET
                            NEW ULM, MINNESOTA 56073
              (Address of principal executive offices and zip code)

Registrant's telephone number including area code: 507-354-4111

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $1.66 PAR VALUE
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes _____ No __X__

As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $43,869,409 based on the last sale price of $9.20 on The OTC Bulletin Board.

The total number of shares of the registrant's common stock outstanding as of March 20, 2004: 5,115,435.

Documents Incorporated by Reference: Information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company's principal line of business is the operation of three incumbent local exchange telephone companies (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services, Internet access services including both dial-up access and high-speed digital subscriber line or DSL access, long distance service and installs and maintains telephone systems to the areas surrounding its ILEC service territory in southern Minnesota and northern Iowa. The Company began offering service as a competitive local exchange carrier (CLEC) in the city of Redwood Falls, Minnesota in 2002. The Company also has a 9.88% investment in Midwest Wireless Holdings L.L.C. a wireless communications provider in southern Minnesota, northern Iowa, and southwestern Wisconsin.

For purposes of this report, all references to the "Company" shall mean New Ulm Telecom, Inc. and its subsidiaries.

The Company maintains a website at www.newulmtel.net. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge at www.newulmtel.net, as soon as reasonably practicable after such material is filed with or furnished to the SEC.

The Company and its five wholly owned subsidiaries are organized into five business segments as follows:

NEW ULM TELECOM SEGMENT
o This Segment contains the ILEC and CLEC activities of New Ulm Telecom, Inc. (New Ulm) the parent company.

WESTERN TELEPHONE SEGMENT
o This Segment contains the ILEC activities of Western Telephone Company (Western) a wholly owned subsidiary.

PEOPLES TELEPHONE SEGMENT
o This Segment contains the ILEC activities of Peoples Telephone Company (Peoples) a wholly owned subsidiary.

NEW ULM PHONERY SEGMENT
o This Segment contains the activities of New Ulm Phonery, Inc. (Phonery) a wholly owned subsidiary.

CELLULAR SEGMENT
o This Segment contains the investment activities from the Company's ownership in Midwest Wireless Holdings L.L.C. (MWH) in which New Ulm Cellular #9, Inc. (Cell #9) a wholly owned subsidiary owns 7.55% and Peoples owns 2.33%. The Company's total ownership of MWH is 9.88% as of December 31, 2003.

Other activities including the activities of New Ulm Long Distance, Inc. (NULD), a wholly owned subsidiary, and the operating activities of Cell #9 are not included in a identified segment.

Financial information about the Company's industry segments is included on pages 41 to 42 of this Form 10-K.

DISPOSITIONS
------------

In January 2002, Cherokee Cellular, Inc. (CCI) and Three Lakes Cellular, Inc.
(TLCI), which owned units of MWH, dissolved. Peoples had an ownership interest in each corporation. The C-Corporations entered into a transaction that allowed CCI and TLCI to transfer MWH shares directly to the stockholders. Prior to this transaction, Peoples contributed $2,166,000 of cash to these corporations. The stockholders of CCI and TLCI assumed an increase in the value of MWH resulting in a taxable gain. Recognition of the gain occurred due to the step up value resulting in the appreciation of the value of MWH. The Company recorded a pre-tax gain of $1,157,915 ($697,065 net of tax) which is reflected in the Peoples Telephone Company Segment in 2002.

ACQUISITIONS
------------

The dissolution of CCI and TLCI, as explained above allowed the Company to increase its direct ownership in MWH. Peoples acquired an additional 12,050 units in MWH through the dissolution of these two C-Corporations.

The dissolution of TLCI also allowed Peoples to purchase additional units in MWH. Peoples purchased 12,295 units from other partners in TLCI for approximately $1,940,000 in cash. The investment income subsequent to these transactions is reflected in the Cellular Segment.

NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

Telephone Industry Segments

The Company's core business is the operation of three independent telephone companies from which it generates the majority of its revenue. The Company conducts this core business in the following three Segments.

     o    New Ulm Telecom Segment (New Ulm)
     o    Western Telephone Segment (Western)
     o    Peoples Telephone Segment (Peoples)

New Ulm is an independent telephone company which is regulated by the Minnesota Public Utilities Commission (MPUC). New Ulm has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2003, the Company served approximately 13,990 access lines. New Ulm provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only) and the adjacent rural areas in Brown, Nicollet and Blue Earth counties in south central Minnesota approximately 90 miles southwest of Minneapolis, Minnesota. New Ulm also operates three cable television systems in Minnesota (in the cities of New Ulm, Courtland and Redwood Falls and the rural area surrounding New Ulm), servicing approximately 3,040 customers.

Western is an independent telephone company which is regulated by the Minnesota Public Utilities Commission (MPUC). Western has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2003, Western served approximately 2,430 access lines. Western provides telephone service in Minnesota to the cities of Springfield, Sanborn and the adjacent rural areas in Brown and Redwood counties in south central Minnesota approximately 120 miles southwest of Minneapolis, Minnesota. Western operates three cable television systems in Minnesota (in the cities of Springfield, Sanborn and Jeffers), servicing approximately 430 customers.

Peoples is an independent telephone company which is regulated by the Iowa Utilities Board (IUB). Peoples has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2003, Peoples served approximately 860 access lines. Peoples provides telephone service in Iowa to the city of Aurelia and the adjacent rural areas in Cherokee and Buena Vista counties in north western Iowa approximately 60 miles east of Sioux City, IA. Peoples operates one cable television system in Iowa (in the city of Aurelia), servicing approximately 360 customers.

The telephone segments derive their principal revenues from local service charges to their residential and business subscribers and access charges to inter-exchange carriers for providing the carriers access to the Company's local phone networks. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to the Company's subscribers.

Alternatives to the Company's service include customers leasing private line switched voice and data services in or adjacent to the territories served by the Company, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company's long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in the industry, New Ulm, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to their customers. These new technologies include the latest release of digital switching technology on all of the ILEC's switches and installation of SS7 (an out-of-band system) for all of its access lines. New Ulm, Western, and Peoples have also constructed fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that will protect their local networks, and will enable them to provide a very reliable level of service to their customers. The value of the local network is also enhanced by the ability to offer access to high-speed internet (DSL) to over 85% of their customers. DSL technology offers customers access to high-speed internet and traditional voice connectivity over the same connection. In addition, New Ulm and Western have enhanced their networks to offer video services over the same facilities that provide their customers with voice and internet access. This technology is available to approximately 70% of their access lines.

New Ulm currently has competition in the City of Redwood Falls, Minnesota in the provision of traditional telephone service. Qwest is the incumbent provider (New Ulm entered Redwood Falls as a CLEC in September 2002). Competition does not currently exist in the other communities and areas served by New Ulm or the areas served by Western or Peoples for traditional telephone service. The Company is also facing competition in the Minnesota communities of New Ulm, Redwood Falls, and Springfield in the provision of video services. Time Warner is the incumbent provider for video services in New Ulm and Mediacom is the incumbent provider in Redwood Falls and Springfield. New Ulm, Western, and Peoples constantly respond to competitive pressure with active programs to market products and to enhance their infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided by inter-exchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the inter-exchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the inter-exchange carriers. Other services, such as directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and experience.

New Ulm Phonery Segment
-----------------------

The Phonery is a non-regulated telecommunications business which provides internet services, sells and services telephone apparatus, toll transport services and provides voice-mail services on a retail level primarily in the areas served by the New Ulm, Western and Peoples Segments. The Phonery specializes in the quality custom installation and maintenance of local networking and transport solutions in telecommunications for end user customers.

There are a number of companies engaged in the sale of telephone equipment at the retail level competing with the Phonery. Several companies also compete with the Phonery in providing internet services. Competition is based primarily on price, service, and experience. No company is dominant in this field.

Cellular Segment
----------------

Cell #9 owns a 7.55% and Peoples owns a 2.33% interest in MWH. MWH provides cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. This segment derives its activities from the equity earnings in MWH from Cell #9's and Peoples equity ownership in MWH. The MWH investment is a separate segment that is recorded on the equity method of accounting.

REGULATORY MATTERS
------------------

The Telecommunications Act passed by the federal government in February of 1996 is resulting in significant changes to the telecommunications industry. The Federal Communications Commission (FCC) is in the process of determining how competition will be implemented by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators are also involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play are yet to be fully determined.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company's actual or average costs. There has been a shift in the composition of interstate access charges in recent years shifting more of the charges to the end user and reducing the amount of access charges paid by inter-exchange carriers. The Company believes this trend will continue.

The FCC has currently undertaken a comprehensive examination of inter-carrier compensation (payments from one telecommunications company to another for use of their interconnecting networks). This examination could lead to significant changes in the way the Company is compensated for use of its local network in the future.

The Company's local exchange telephone companies are subject to the jurisdiction of Minnesota and Iowa with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases are implemented prospectively.

State regulators are considering access charge reform. In Minnesota a docket has been opened to reduce the access charges paid to the Company by inter-exchange carriers, but no action took place in 2003. The Company cannot estimate the effect on intrastate access revenues of any future changes.

These regulatory changes are not expected to have a material effect on the Company's revenues in 2004.

The Company and its subsidiaries anticipate no material effects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

COMPETITION
-----------

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

Since the mid-1990's, the Company's business strategy has been to position itself as a "one-stop" telecommunications provider. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs. The Company believes that it has several competitive advantages: its prices and costs are low; its service quality and reputation are high; its commitment to the communities it services is unparalleled; its investment in technology is strong, and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-K contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

     o increased competition in core business segments which may decrease market share and or affect the pricing of services or products;

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

     o sufficient cash generation from current operations to fund future liquidity needs; and,

     o    other risks and uncertainties which may affect operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

EMPLOYEES
---------

As of December 31, 2003, the Company had 70 full-time equivalent employees.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 2004.

         NAME AND AGE                        POSITION
    ----------------------------   ---------------------------------------------

    BILL OTIS                      President and Chief Executive Officer
    (46)                           - New Ulm Telecom, Inc.

    BARBARA BORNHOFT               Vice-President and Secretary
    (47)                           - New Ulm Telecom, Inc.

    NANCY BLANKENHAGEN             Interim Chief Financial Officer and Treasurer
    (43)                           - New Ulm Telecom, Inc.

The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract. There are no familial relationships between any director or executive officer.

Background of Executive Officers
--------------------------------

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company he was the Officer Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis is also a director of MWH.

Barbara Bornhoft has been Vice President/Secretary of the Company since 1998.

Nancy Blankenhagen has been Interim Chief Financial Officer/Treasurer of the Company since February 2004. Prior to her appointment, she had been an accountant for the Company since 1989.

ITEM 2. PROPERTIES
------------------

The three operating telephone companies own central office equipment. The central office equipment is used to record, switch and transmit the telephone calls.

New Ulm's host central office equipment was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in three locations: two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

Western installed Nortel Networks remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples' central office equipment was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. Peoples leases host switching facilities from FiberComm, LC of which it owns a 12.6% equity interest.

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

   (4) New Ulm Telecom, Inc. owns two towers and the land on which they are constructed. One is located north/northwest of the city of New Ulm along Highway 14 in Nicollet County, and the other is located north of St. George, Minnesota.

   (5) New Ulm Telecom, Inc. owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area.

   (6) New Ulm Telecom, Inc. leases a building located at 27 North Minnesota, New Ulm, Minnesota. The building contains approximately 14,000 square feet of space and is used primarily as a retail location housing customer support services and our corporate business office.

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

   (11) Western Telephone Company owns a warehouse located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction. This building contains approximately 3,750 square feet of space.

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

   (15) Peoples Telephone Company also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25' x 100'.

In addition, New Ulm, Western and Peoples own the lines, cables and associated outside physical plant utilized in providing telephone and cable television service in their service areas.

The Phonery owns internet equipment and equipment leased to subscribers such as telephone sets and other similarly used instruments.

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 6 to the financial statements, found on page 38 of this document, describes the mortgages and collateral relating to the above properties, while Note 2 to the financial statements, found on page 35 of this document describes the Company's depreciation policy.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

There is no material litigation pending or threatened involving the Registrant or any of its subsidiaries at this time in any court, nor are there any proceedings known to be contemplated by governmental authorities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

Our common stock is traded on the OTC Bulletin Board under the symbol "NULM." The table below sets forth the approximate high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                Common Stock
                                          --------------------------
                                            High             Low
                                          ----------       ---------

     2003:
      1st quarter                         $   10.25        $   7.65
      2nd quarter                         $   10.10        $   8.15
      3rd quarter                         $   10.10        $   9.10
      4th quarter                         $    9.75        $   8.80

     2002:
      1st quarter                         $   12.50        $  11.37
      2nd quarter                         $   11.40        $  11.35
      3rd quarter                         $   11.00        $  11.00
      4th quarter                         $   10.45        $   9.25

Record Holders
--------------

As of December 31, 2003, there were approximately 1,329 holders of record of the Company's common stock.

Dividends
---------

Dividends were declared in 2003, 2002 and 2001.

Dividends were $.33 in 2003, $.33 in 2002 and $.33 per share in 2001. The dividends per share data have been restated to reflect the three-for-one stock split effective January 10, 2002. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Selected Income Statement Data for the Company (consolidated):

                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      2003               2002                2001               2000                1999
                                 ---------------    ----------------    ---------------    ----------------    ----------------

Operating Revenues               $   15,841,037     $    14,334,243     $    13,334,822     $   12,485,337     $    11,757,082

Operating Expenses                   11,867,260          10,753,858           9,406,647          8,145,769           7,106,612

Operating Income                      3,973,777           3,580,385           3,928,175          4,339,568           4,650,470

Other Income                          2,393,527           3,043,946             810,702            829,696           1,132,540

Income Taxes                          2,554,550           2,634,350           1,970,639          2,206,137           2,453,587

Net Income                            3,812,754           3,989,981           2,768,238          2,963,127           3,329,423

Basic and Diluted Net Income
   Per Share                                .75                 .78                 .54                .57                 .64

Dividends Per Share                         .33                 .33                 .33                .33                 .32

Selected Balance Sheet Data:


                                                                    Year Ended December 31
                                 ----------------------------------------------------------------------------------------------
                                      2003               2002                2001               2000                1999
                                 ---------------    ----------------    ---------------    ----------------    ----------------

Current Assets                   $    5,459,456     $     5,226,671     $     7,202,902     $    4,182,561     $     4,235,750

Current Liabilities                   4,214,536           5,369,847           3,010,930          2,708,359           2,013,263

Working Capital                       1,244,920           (143,176)           4,191,972          1,474,202           2,222,487

Total Assets                         53,330,534          53,311,383          42,851,780         34,958,288          27,027,069

Long-Term Debt                       20,145,630          22,667,091          17,566,666          9,857,333           3,300,000

Stockholders' Equity                 26,238,457          24,130,220          21,844,756         21,766,504          20,552,582

Book Value Per Share                       5.13                4.72                4.27               4.19                3.95


All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001
---------------------------------------------

As described in Item 1 of this Form 10-K, the Company operates five business segments; the majority of its operations consist of four segments that provide telephone and related ancillary services, and cable television services to several communities in Minnesota and Iowa. A fifth segment has a 9.88% interest in MWH and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of this investment.

NON-GAAP MEASUREMENTS
---------------------

In addition to the GAAP results provided in this Form 10-K, we have provided non-GAAP measurements including discussion of operating income and net income adjusted for unusual items and EBITDA. EBITDA represents operating income plus depreciation and amortization expense (noncash expenses). EBITDA, which is not a measure of financial performance or liquidity under United States GAAP, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. These measures do not replace the presentation of our GAAP financial results. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company's ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. These non-GAAP measures are used for no-purpose other than to provide supplemental information to our investors in analyzing our performance.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

2003 Compared to 2002
---------------------

     o 2003 consolidated revenues were $15,841,000, compared with $14,334,000 in 2002, an increase of $1,507,000 or 10.5%. The New Ulm segment provided $1,495,000 of the increase with the continued success of its new service offerings: digital video and DSL, which began in 2001, and the introduction of competitive local exchange services in Redwood Falls, Minnesota. New Ulm invested $3,595,000 in its infrastructure in 2003, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. All other segments had no significant change.

     o 2003 consolidated operating expenses were $11,867,000, compared with $10,754,000 in 2002, an increase of $1,113,000 or 10.3%. The New Ulm segment provided $1,274,000 of the total increase, of which $620,000 related to depreciation expense with the remaining increase due to the introduction of CLEC services in Redwood Falls, Minnesota. Total company write-offs of bankrupt carrier receivables in fiscal year 2002 were $400,000.

     o 2003 consolidated net income was $3,813,000 compared with $3,990,000 in 2002. The decrease in consolidated net income was $177,000 or 4.4%. Consolidated net income in 2002 included a pretax gain of $1,157,000 ($697,000 after taxes) due to the dissolution of two corporations within the Peoples Telephone segment. If this gain were excluded from 2002 operating results, consolidated net income from 2003 would have increased $520,000 or 15.8% from 2002 consolidated net income. This increase was attributed to increased profitability of the Company's telephone operations including its non-regulated offerings such as DSL and video services, a reduction in interest expense due to reduction of principal amounts outstanding and an increase in other investment income.

2002 Compared to 2001
---------------------

     o 2002 consolidated revenues were $14,334,000, compared with $13,335,000 in 2001, an increase of $999,000 or 7.5%. The New Ulm segment provided $940,000 of the increase with the continued success of its new service offerings: digital video and DSL, which began in 2001, and the introduction of competitive local exchange services in Redwood Falls, Minnesota. The Company invested $7,800,000 in its infrastructure in 2002, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. All other segments had no significant change.

     o 2002 consolidated operating expenses were $10,754,000, compared with $9,407,000 in 2001, an increase of $1,347,000 or 14.3%. The New Ulm segment provided $1,061,000 of the increase, with $619,000 of the increase attributed to depreciation expense and $246,000 of the increase due to the write-off of inter-exchange carrier receivables due to the bankruptcies of WorldCom and Global Crossing, and $196,000 of the increase reflecting the additional general and administrative expenses associated with the steps taken by the Company to compete in all aspects of communications services and to provide exceptional customer service for our complete array of products and services and the introduction of CLEC services in Redwood Falls, Minnesota. The Western and Peoples segments also saw significant increases in operating expenses due to the write-offs of inter-exchange carrier receivables totaling $154,000 for these two sectors. Total Company write-offs of bankrupt carrier receivables in fiscal year 2002 were approximately $400,000.

     o 2002 consolidated net income was $3,990,000 compared with $2,768,000 in 2001. The increase in consolidated net income was $1,222,000 or 44.2%. The increase was attributed to the pretax gain of $1,157,000 ($697,000 after-tax) of the dissolution of the two corporations within the Peoples segment and the pre-tax increase in partnership income from MWH of $1,580,000 ($950,000 after-tax) due to MWH's increase in profitability and the direct ownership increase in MWH attributable to the dissolution of the two cellular corporations in Iowa and the additional units purchased at the time of that dissolution.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

NEW ULM TELECOM OPERATIONS

New Ulm revenues represented 60.4% of 2003 consolidated operating revenues. Revenues are primarily earned by providing approximately 13,990 customers access to New Ulm Telecom's local network, and by providing inter-exchange access for long distance network carriers. The New Ulm segment also earns revenue through billing and collecting for various long distance companies, directory advertising and providing video services (a new venture undertaken in 2001) to its subscribers. The New Ulm segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total New Ulm segment revenues have grown 31.7% since 2001. All information contained in this table is before intercompany eliminations.

                                                              2003                  2002                   2001
                                                         ---------------       ----------------       ----------------
   Operating Revenues:
      Local Network                                      $    3,318,717        $     3,067,035        $     2,751,689
      Network Access                                          4,754,992              4,203,193              3,970,146
      Other                                                   2,053,117              1,361,520                965,956
                                                         ---------------       ----------------       ----------------
        Total Operating Revenues                             10,126,826              8,631,748              7,687,791
                                                         ---------------       ----------------       ----------------
   Cash Operating Expenses                                    5,240,619              4,586,304              4,062,075
   Noncash Operating Expenses                                 3,589,200              2,969,242              2,431,752
                                                         ---------------       ----------------       ----------------
        Total Operating Expenses                              8,829,819              7,555,546              6,493,827
                                                         ---------------       ----------------       ----------------
   Operating Income                                           1,297,007              1,076,202              1,193,964
                                                         ---------------       ----------------       ----------------

   Net Income                                                   570,723                135,360                179,585
                                                         ---------------       ----------------       ----------------
   Earnings Before Interest, Taxes,
      Depreciation and Amortization (EBITDA)                  4,886,207              4,045,444              3,625,716
   Capital Expenditures                                  $    3,525,192        $     6,828,746        $     6,723,454


New Ulm's total revenues increased $1,495,000 or 17.3% in 2003 over 2002 and $944,000 or 12.3% in 2002 over 2001.

Local network revenue increased in the New Ulm segment by $252,000 or 8.2% in 2003 over 2002 and $315,000 or 11.5% in 2002 over 2001. The number of access lines served increased 3.7% in 2003 over 2002, as compared to a decrease of 1.1% in 2002 over 2001. The increase in access lines in 2003 was primarily due to growth in the segments CLEC activity in Redwood Falls which was started in late 2002. The decrease in access lines in 2002 over 2001 was primarily due to the roll out of DSL service in 2002. DSL is used to provide both traditional voice connectivity and access to high-speed internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing internet service. Growth in the segments basic voice service revenue for CLEC customers accounted for approximately $156,000 and $11,000 of the 2003 and 2002 increase in local network revenue. In addition, charges for the voice portion of DSL service were responsible for $114,000 and $170,000 of the 2003 and 2002 increase in local network revenues respectively. Overall, the revenue increases were accomplished with promotion and packaging of vertical services, most notably, DSL, and focused marketing to potential customers in Redwood Falls. In 2002, the New Ulm segment also entered into a number of interconnection agreements with wireless providers, which allows these providers access to its customers at the local service level, which increased local network revenues by $56,000 for 2002 over 2001. In 2002, the segment also provided enhanced 911 services to subscribers which enabled the segment to increase revenues by $38,000 in 2002 over 2001. Both of these revenue streams remained fairly constant from 2003 to 2002.

Network access revenue increased $552,000 or 13.1% in 2003 over 2002 and $233,000 or 5.9% in 2002 over 2001. Access minutes in 2003 increased by 0.2% over 2002 and 2002 decreased by 7.9% over 2001. The increases in network access revenue were significant considering the overall decrease in minutes of use over the last two years and the negative effects of network access pricing, a common industry trend. Overall, the trend of decreasing minutes of use the ILEC industry has been experiencing was mostly offset in the New Ulm segment by the increase in minutes of use generated by the segments CLEC activities in Redwood Falls. The New Ulm segment has invested over $17,000,000 in capital expenditures since 2001. These capital expenditures, enhancing this segment's infrastructure, have allowed New Ulm to receive additional settlements from the National Exchange Carrier Association (NECA). New Ulm is eligible for high-cost loop funding from NECA which contributed an additional $564,000 to access revenues in 2003 over 2002 and $226,000 in 2002 over 2001.

Other operating revenues increased $692,000 or 50.8% in 2003 over 2002 and increased $396,000 or 41.0% in 2002 over 2001. Due to the infrastructure enhancements that have taken place since 2000, the New Ulm segment has been able to begin offering video services over the existing infrastructure. The video product was responsible for $415,000 of increased revenues in 2003 as compared to 2002 and $426,000 of the increase for 2002 over 2001. The CLEC activity in Redwood Falls provided additional revenues of $222,000 in 2003 over 2002 and $20,000 in 2002 over 2001 primarily from the high-speed internet portion of DSL service. The take back of billing and collection services by inter-exchange carriers resulted in a loss of revenues from 2003 to 2002 of $15,000, and $80,000 for 2002 over 2001 for billing and collection revenues.

Cash operating expenses increased $654,000 or 14.3% in 2003 over 2002 and $524,000 or 12.9% in 2002 over 2001. Increases in the cash operating expenses for the CLEC activity in Redwood Falls accounted for $599,000 of the total increases in 2003 over 2002 and $163,000 in 2002 over 2001. Cash operating expenses in 2002 also included the write-off of bankrupt carrier receivables totaling $246,000. The remaining increases were due to the increasing array of services offered, such as video and DSL. The New Ulm segment realized the need to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction, additional services (video and DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the New Ulm Telecom segment.

Noncash operating expenses increased $620,000 or 20.9% in 2003 over 2002 and $537,000 or 22.1% in 2002 over 2001. Depreciation expense was the main cause of these increases. The increase in depreciation expense was reflective of the new investments of over $17,000,000 in the segment's infrastructure as mentioned above. These investments have allowed the New Ulm segment to offer video and DSL services, as well as expand its service territory to Redwood Falls, Minnesota. These increases were offset by a $96,000 decrease in the amortization of goodwill expense in 2002 as a result of adopting SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The New Ulm segment capital expenditures for 2003 were $3,525,000. The single largest construction project consisted of building out facilities to provide video and DSL in the rural areas surrounding New Ulm. The segment had capital projects of $6,829,000 in 2002 due to building facilities in Redwood Falls for CLEC activities and $6,723,000 in 2001 due to the overbuild of the city of New Ulm, allowing the segment to offer video and DSL to its customers utilizing the same infrastructure. The segment's capital budget for 2004 is approximately $2,300,000.

WESTERN TELEPHONE COMPANY OPERATIONS

Western revenues represented 14.3% of 2003 consolidated operating revenues. Revenues are primarily earned by providing approximately 2,430 customers access to its local network, and in providing inter-exchange access for long distance network carriers. The Western segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and internet access to its subscribers. Total Western segment revenues have grown 2.4% since 2001. All information contained in this table is before intercompany eliminations.

                                                              2003                  2002                   2001
                                                         ---------------       ----------------       ----------------
   Operating Revenues:
      Local Network                                      $      490,468        $       497,559        $       383,139
      Network Access                                          1,435,741              1,461,871              1,565,633
      Other                                                     470,933                372,792                392,360
                                                         ---------------       ----------------       ----------------
        Total Operating Revenues                              2,397,142              2,332,222              2,341,132
                                                         ---------------       ----------------       ----------------
   Cash Operating Expenses                                      791,487                832,794                677,895
   Noncash Operating Expenses                                   421,361                390,469                385,197
                                                         ---------------       ----------------       ----------------
        Total Operating Expenses                              1,212,848              1,223,263              1,063,092
                                                         ---------------       ----------------       ----------------
   Operating Income                                           1,184,294              1,108,959              1,278,040
                                                         ---------------       ----------------       ----------------

   Net Income                                                   761,024                689,545                798,815
                                                         ---------------       ----------------       ----------------
   Earnings Before Interest, Taxes,
      Depreciation and Amortization (EBITDA)                  1,605,655              1,499,428              1,663,237
   Capital Expenditures                                  $      427,415        $       716,534        $       181,906


Western revenues increased $65,000 or 2.8% in 2003 as compared to 2002, as compared to a decrease of $9,000 or .4% in 2002 over 2001.

Local network revenue decreased in the Western segment by $7,000 or 1.4% for 2003 over 2002 as compared to an increase of $114,000 or 29.9% for 2002 over 2001. The overall increase over the three years are significant considering the number of access lines decreased 2.2% in 2003 over 2002 and decreased 2.1% in 2002 over 2001. The overall revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL in 2002, to supplement basic line charges. DSL, which is used to provide both traditional voice connectivity and access to high-speed internet, was responsible for approximately $2,000 and $50,000 of the 2003 and 2002 increase. In 2002, the Company also entered into a number of interconnection agreements with wireless providers, which allows these providers access to our customers at the local service level. The year ending 2002 realized an increase of $50,000 in revenue due to the billing of wireless reciprocal compensation as compared to a decrease in this revenue of approximately $7,000 in 2003.

Network access revenue decreased $26,000 or 1.8% in 2003 over 2002 and $104,000 or 6.6% in 2002 over 2001. Access minutes decreased 8.8% in 2003 over 2002 and 5.2% in 2002 over 2001. The negative effects of network access pricing, a common industry trend, will likely erode any potential increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the internet (e-mail, voice-over-IP) and wireless services will continue to decrease the volume of switched minutes of use. The decrease in revenue due to decreasing minutes of use was somewhat offset by an increase in universal service funds Western received which increased $24,000 in 2003 over 2002 and $13,000 in 2002 over 2001.

Other revenue which consists primarily of regulated revenues such as billing and collection for inter-exchange carrier and nonregulated revenues such as internet access and cable television service increased $98,000 or 26.3% in 2003 over 2002 as compared to a decrease of $20,000 or 5.0% in 2002 as compared to 2001. The increase in 2003 was primarily due to the first full year of offering DSL and expanded cable television services in Western's service area. The 2002 decrease from 2001 was primarily due to a continued decline in billing and collections revenue the segment receives from inter-exchange carriers which represented a decline of $12,000 in 2003 and $13,000 in 2002.

Cash operating expenses decreased $41,000 or 5.0% in 2003 over 2002 and increased $154,000 or 22.8% in 2002 over 2001. The single largest reason for the increase in cash operating expenses in 2002 and subsequent decrease in 2003 was the write-off of inter-exchange carrier receivables of $115,000 in 2002 due to the bankruptcy of two inter-exchange carriers. In addition, cash operating expenses have increased due to the number of services offered including the expansion of DSL service to Western's Springfield exchange in 2003. The Western segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Western segment.

Noncash operating expenses increased $31,000 or 7.9% in 2003 over 2002 and $5,000 or 1.4% in 2002 over 2001. Depreciation was the main cause of these increases. These increases were reflective of the steady amount of capital investments Western has made over the past three years. The 2002 increase was offset by an $18,000 decrease in the amortization of goodwill expense, as Western stopped amortizing goodwill under the new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

The Western segment's capital expenditures for 2003 were $427,000, in part due to the expansion of DSL and video services to Springfield, Minnesota. The segment had capital expenditures of $717,000 in 2002, which in part were related to construction of a fiber route from Western's Sanborn exchange to Redwood Falls. The segment had capital projects of $182,000 in 2001. The segments capital budget for 2004 is approximately $482,000.

PEOPLES TELEPHONE COMPANY OPERATIONS

Peoples' revenues represented 6.2% of 2003 consolidated operating revenues. Revenues are primarily earned by providing approximately 860 customers access to its local network, and in providing inter-exchange access for long distance network carriers. The Peoples segment also earns revenue through billing and collecting for various long distance companies, directory advertising, cable television service, and internet access to its subscribers. All information contained in this table is before eliminations.

                                                              2003                  2002                   2001
                                                         ---------------       ----------------       ----------------
   Operating Revenues:
      Local Network                                      $      162,421        $       150,852        $       141,654
      Network Access                                            637,497                615,791                690,392
      Other                                                     240,953                230,984                210,698
                                                         ---------------       ----------------       ----------------
        Total Operating Revenues                              1,040,871                997,627              1,042,744
                                                         ---------------       ----------------       ----------------
   Cash Operating Expenses                                      504,446                448,508                417,076
   Noncash Operating Expenses                                   144,909                148,950                135,024
                                                         ---------------       ----------------       ----------------
        Total Operating Expenses                                649,355                597,458                552,100
                                                         ---------------       ----------------       ----------------
   Operating Income                                             391,516                400,169                490,644
                                                         ---------------       ----------------       ----------------

   Net Income                                                   619,032              1,347,423                410,652
                                                         ---------------       ----------------       ----------------
   Earnings Before Interest, Taxes,
      Depreciation and Amortization (EBITDA)                    536,425                549,119                625,668
   Capital Expenditures                                  $       61,780        $       118,340        $       206,403


Peoples' revenues increased $43,000 or 4.3% in 2003 over 2002 as compared to decrease of $45,000 or 4.3% in 2002 over 2001.

Local network revenue increased in the Peoples segment by $12,000 or 7.6% in 2003 over 2002 and $9,000 or 6.5% in 2002 over 2001. The increases are significant considering the number of access lines served decreased 3.6% in 2003 over 2002 and decreased 2.3% in 2002 over 2001. The revenue increases were accomplished with promotion and packaging of vertical services, most notably, the introduction of DSL, to supplement basic line charges. DSL, which is used to provide both traditional voice connectivity and access to high-speed internet, was responsible for approximately $14,000 of the 2003 increase and $12,000 of the 2002 increase, which was slightly offset by a reduction in basic local service revenues for traditional voice service as customers subscribing to DSL service no longer needed a second line devoted to internet access.

Network access revenue increased $22,000 or 3.5% in 2003 over 2002 and decreased $75,000 or 10.8% in 2002 over 2001. Access minutes decreased 1.0% in 2003 over 2002 and decreased 6.1% in 2002 over 2001. The negative effects of network access pricing, a common industry trend, will erode any potential increases in volume of switched minutes of use, minimizing future increases in network access revenue. The continued utilization of the internet (e-mail, voice-over-IP) and wireless services will continue to decrease the volume of switched minutes of use.

Other revenues which consist primarily of regulated revenues such as billing and collections for inter-exchange carriers and nonregulated revenues such as internet access and cable television services increased $10,000 or 4.3% in 2003 over 2002 and $20,000 or 9.6% in 2002 over 2001. The increases were due primarily to increased penetration of customers for video and DSL services.

Cash operating expenses increased $56,000 or 12% in 2003 over 2002 and $31,000 or 7.5% in 2002 over 2001. Total cash operating expenses in 2002 included the write-off of carrier receivables of $39,000 due to the bankruptcy of two inter-exchange carriers. Cash operating expenses have increased due to the number of services offered. The Peoples segment recognized the need to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services
(DSL), aggressive marketing (brand recognition) and solutions for our customer's communication needs. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Peoples segment.

Noncash operating expenses decreased $4,000 or 2.7% in 2003 over 2002 as compared to an increase of $14,000 or 10.3% in 2002 over 2001. Depreciation was the main cause of these changes. The overall increase between 2001 and 2003 was reflective of the steady amount of capital investments in the segments property and equipment offset by some of the segments older cable television equipment becoming fully depreciated in 2003.

The Peoples segment had a pretax gain of $1,157,000 ($697,000 net of taxes) in 2002 on the dissolutions of two corporations which had owned units of Midwest Wireless Holdings L.L.C.

The Peoples segment capital expenditures for 2003 were $62,000. The single largest construction project consisted of building facilities in the Peoples service area to offer advanced calling features and access to DSL. The segment had capital projects of $118,000 in 2002 and $206,000 in 2001.

NEW ULM PHONERY OPERATIONS

The Phonery represented 14.1% of 2003 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment and access to internet services in the service areas served by the New Ulm segment and the Western segment (New Ulm, Redwood Falls, Springfield and Sanborn, Minnesota). In addition, the segment leases network capacity to provide additional network access revenues. This segment's expertise is the quality installation and maintenance of wide area networking, local networking and transport solutions in communication to end user customers. All information contained in this table is before eliminations.

                                                              2003                  2002                   2001
                                                         ---------------       ----------------       ----------------
   Operating Revenues                                    $    2,367,533        $     2,081,868        $     1,895,268
                                                         ---------------       ----------------       ----------------
   Cash Operating Expenses                                    1,354,597              1,098,341              1,021,336
   Noncash Operating Expenses                                   133,435                157,588                123,182
                                                         ---------------       ----------------       ----------------
        Total Operating Expenses                              1,488,032              1,255,929              1,144,518
                                                         ---------------       ----------------       ----------------
   Operating Income                                             879,501                825,939                750,750
                                                         ---------------       ----------------       ----------------

   Net Income                                                   558,793                540,484                482,027
                                                         ---------------       ----------------       ----------------
   Earnings Before Interest, Taxes,
      Depreciation and Amortization (EBITDA)                  1,012,936                983,527                873,932
   Capital Expenditures                                  $      117,721        $       103,179        $       432,988


Phonery revenues increased $286,000 or 13.7% in 2003 over 2002 and $187,000 or 9.8% in 2002 over 2001. The segment saw an increase in the high-speed internet portion of DSL service in 2003 of approximately $512,000 which was offset by a decrease in dial-up internet services of approximately $121,000 as customers switch from slower dial-up service to high-speed DSL service. The remaining offsetting decrease in revenue in 2003 was due to a decrease in sales and installation of communications systems and equipment of approximately $92,000. In 2002, the increase in the high-speed internet portion of DSL service was $122,000 which was offset by a decrease in dial-up internet service of $59,000.

Cash operating expenses increased $256,000 or 23.3% in 2003 over 2002 and increased $77,000 or 7.5% in 2002 over 2001. The increases in cash operating expenses related directly to the increase in DSL customers added over the past two years. The increase can be attributed to the need to compete in all aspects of the communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction, additional services (DSL), aggressive marketing (brand recognition) and solutions for our customers' communication needs. Increased emphasis of internet access by our customers has led to increased customer service hours (24x7 access to support), maintenance of facilities, marketing and advertising, and the additional need for larger (more bandwidth) access points. The Company is striving for cost efficiencies and technological improvements to maintain its operating margins in the Phonery segment.

Noncash operating expenses decreased $24,000 or 15.3% in 2003 over 2002 and increased $34,000 or 27.9% in 2002 over 2001. The overall increase for the three years between 2001 and 2003 was attributable to an increase in depreciation expense, as the sum of the Phonery's capital investments since 2001 have totaled $654,000, coupled with some of the segments older equipment becoming fully depreciated.

The Phonery segment capital expenditures for 2003 were $118,000. Capital expenditures in this segment consisted of enhancements to the internet delivery system focusing on quality of service. The segment had capital projects of $103,000 in 2002, and $433,000 in 2001 due to upgrading of its voicemail system.

CELLULAR INVESTMENT

The Cellular segment has a 9.88%, 9.92% and 7.58% ownership interest in Midwest Wireless Holdings L.L.C. (MWH) in 2003, 2002 and 2001, respectively. Revenues and operating income continue to grow as MWH adds customers. Acquisitions by MWH in Iowa and Wisconsin in 2000 have had a significant impact on revenues and profitability of MWH. MWH acquired additional properties in Iowa in 2003 which diluted the Company's ownership slightly. In addition, MWH ceased amortizing wireless licenses and goodwill from the acquisitions in Iowa and Wisconsin, due to new accounting standard SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", effective January 1, 2002.

In 2003, Cellular income decreased $78,000 or 2.8% over 2002 as compared to an increase of $1,580,000 in 2002 over 2001. The 2003 decrease was due primarily to increased depreciation as MWH continues to build-out its network infrastructure. The 2003 income decreased despite a 10% increase in revenues and a 3.6% increase in cash operating income in 2003 over 2002 for MWH. The substantial increase in 2002 income was partially due to increased ownership interests purchased in 2002 ($373,000 effect) and the fact that MWH ceased amortization of its wireless licenses and goodwill ($342,000 effect). The remaining increase was due to overall growth in customers and profitability of MWH in 2002.

The Company uses the proportionate method, which applies the Company's ownership percentage to MWH revenues and expenses for the segment information below.

                                                              2003                  2002                   2001
                                                         ---------------       ----------------       ----------------
   Cellular Investment Income                            $    2,710,717        $     2,788,861        $     1,208,636
                                                         ===============       ================       ================

   Proportionate Method:
      Operating Revenues                                     17,830,689             16,139,561             10,031,822
                                                         ---------------       ----------------       ----------------
      Cash Operating Expenses                                11,766,583             10,290,753              6,206,282
      Noncash Operating Expenses                              2,270,044              1,916,390              1,750,489
                                                         ---------------       ----------------       ----------------
        Total Operating Expenses                             14,036,627             12,207,143              7,956,771
                                                         ---------------       ----------------       ----------------
   Operating Income                                           3,794,062              3,932,418              2,075,051
                                                         ---------------       ----------------       ----------------

   Net Income                                            $    2,710,717        $     2,788,861        $     1,208,636
                                                         ---------------       ----------------       ----------------

OTHER INCOME AND INTEREST EXPENSE

Interest expense decreased $44,000 in 2003 over 2002 and $44,000 in 2002 over 2001, excluding the early extinguishment of the Phoenix debt (resulting in a payment for early retirement of debt for $271,000, which is included in interest expense in 2002). The decrease can be attributed to continued reduction of amounts outstanding and a decrease in the interest rate on the Company's debt. The CoBank loan weighted average interest rate is variable and was 2.62% at December 31, 2003 and 2.82% at December 31, 2002.

Interest income decreased approximately $36,000 in 2003 over 2002 as compared to an increase of $100 in 2002 over 2001. The decrease in 2003 was primarily due to the payoff of a note receivable from an officer in May 2003.

The Company recognized a one-time pretax gain of $1,157,915 in 2002 due to the dissolution of two cellular corporations held by the Peoples segment.

Other investment income increased $348,000 in 2003 over 2002 as compared to a decrease of $290,000 in 2002 over 2001. Included in other income is the Company's 12.6% equity ownership in FiberComm, L.C. The Company recorded $64,000 of investment income from FiberComm, L.C. in 2003 as compared to a loss of $55,000 in 2002. The loss in 2002 was due to the write-off of carrier receivables (most notably Global Crossing and WorldCom) by FiberComm, L.C. In 2001, the income was $175,000. Also included in other investment income was the patronage credit the Company earns from CoBank as part of our debt agreements with them. The patronage earned in 2003 was $154,000 as compared to $82,000 in 2002. The remainder of the 2002 difference was due to the write-down of certain CATV assets which were upgraded with new digital video equipment in 2002.

FACTORS AFFECTING FUTURE PERFORMANCE

The Company's future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See "Forward-Looking Statements" in Item 1 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS FROM OPERATIONS

Cash generated by operations for the year ended December 31, 2003 was $8,110,000 as compared to $5,767,000 in 2002 and $6,232,000 in 2001.

The 2003 increase was driven primarily by an increase in operating income of $393,000 in 2003 as compared to 2002 despite an increase in depreciation and amortization expense (non-cash) of $623,000. This was primarily due to efficiencies achieved in 2003 as it was the second year of CLEC activities in Redwood Falls, Minnesota, and an increase in income taxes deferred to future periods due to changes in federal income tax lives and methods for depreciation of fixed assets which allow the Company to deduct these assets for tax purposes quicker than depreciated for financial statement purposes.

The 2002 decrease in operating cash flows from 2001 was primarily due to the $1,158,000 non-cash gain on Dissolution of Cherokee Cellular, Inc. and Three Lakes Cellular, Inc. Amounts receivable from inter-exchange carriers also increased due to delayed payments from some of the larger inter-exchange carriers who were going through bankruptcy proceedings, such as MCI/WorldCom.

Cash generated by operations continues to be the Company's primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. At December 31, 2003, the Company had working capital of $1,245,000 as compared to a deficit in working capital of $143,000 at December 31, 2002. Cash and cash equivalents as December 31, 2003 were $2,201,000 as compared to $1,914,000 at December 31, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. Additions to property, plant and equipment were $4,132,000 in 2003, $7,767,000 in 2002 and $7,545,000 in 2001. The 2003
additions were financed through cash flows from operations. The additions in 2002 and 2001 were financed partially through operations and partially through advances on the Company's revolving credit facility with CoBank. The Company expects plant additions to total $2,770,000 for 2004, which are expected to be financed from operations. In 2002, the Company also expended $4,106,000 for additional ownership units in Midwest Wireless Holdings L.L.C.

CASH FLOWS FROM FINANCING ACTIVITIES

The Company advanced long term debt of $9,178,000 in 2002 and $8,576,000 in 2001 from its revolving credit facility with CoBank. These advances were used to help finance its additions to property plant and equipment primarily for the build-out of its CLEC network in Redwood Falls, Minnesota, and expanding its CATV offerings in New Ulm, Minnesota. The Company also utilized these funds to retire previously issued debt from Phoenix Home Life Insurance Company of $2,567,000 in 2002 and purchase additional ownership units of Midwest Wireless Holdings L.L.C.

DIVIDENDS

The Company paid dividends of $1,705,000 in 2003 and 2002 and $1,709,000 in 2001. This was a dividend of $.33 per share for the past three years. The Company's reinvested growth in equity has come about while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. Paying at the existing level of dividends is not expected to negatively impact the liquidity of the Company.

SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized management to repurchase 26,760 (equivalent of 80,280 shares post split) shares of Company common stock through private transactions in 2001 for $981,000. The Company repurchased no shares in 2002 or 2003. At this time, the Company does not anticipate any significant share repurchases in 2004.

LONG TERM OBLIGATIONS

The Company's long-term obligations consist primarily of debt issued from CoBank. In December 2001, the Company refinanced its revolving credit facilities with CoBank with a $15 million term loan and a reducing revolving credit facility of $10 million (total debt outstanding under both facilities at December 31, 2001 was $17,566,666). Interest on both CoBank loans is variable based on CoBank's reference rate. The interest rates on both CoBank loans were 2.62% at December 31, 2003 and 2.82% at December 31, 2002. The Company also has an unsecured loan with the city of Redwood Falls, Minnesota that bears interest at 5%.

The following table details the Company's contractual obligations, along with the cash payments due each period (excluding interest expense).

                                                                  Principal Payment Due by Period
                                     ------------------------------------------------------------------------------------------
                                                           Less Than                                                 After
                                          Total             1 Year            2005-2007         2008-2010            2010
                                     ----------------    --------------     --------------    --------------     --------------
Contractual Obligations:
   Long-Term Debt:
      CoBank Reducing
        Revolving Credit Facility    $    12,000,000     $   1,500,000      $   4,500,000     $   3,000,000      $   3,000,000
      CoBank Reducing
        Revolving Credit Facility          8,000,000         1,000,000          3,000,000         2,000,000          2,000,000
      Unsecured Note Payable                 145,630            14,845             49,200            37,088             44,497
                                     ----------------    --------------     --------------    --------------     --------------
        Totals                       $    20,145,630     $   2,514,845      $   7,549,200     $   5,037,088      $   5,044,497
                                     ================    ==============     ==============    ==============     ==============

LIQUIDITY OUTLOOK

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit. The Company believes its debt to total capital proportions of 40 to 60 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

EFFECTS OF INFLATION

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have not been significant. Management anticipates that this trend will continue in the near term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparing the financial statements. The Company considers the accounting policies described below to be the most critical accounting policies because these policies are impacted significantly by estimates we make. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results from the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Valuation of Long-Lived Assets:
-------------------------------

In fiscal 2002, the Company adopted SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". Under this statement, the Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. The Company has reviewed its long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

Valuation of Goodwill:
----------------------

The Company has goodwill on its books related to prior acquisition of telephone properties and acquisition of ownership interests in Midwest Wireless Holdings L.L.C. The Company was required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. The Company did not record an impairment charge for any of its existing goodwill as of December 31, 2003 or prior years.

Depreciation of Property, Plant and Equipment
---------------------------------------------

The Company uses the group life method to depreciate the assets of its telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. The Company periodically reviews data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to its depreciation rates. The Company has not made any changes to the lives of assets resulting in a significant impact in the three years presented.

Revenue Recognition:
--------------------

The Company recognizes revenue when services are rendered. The majority of the Company's revenues are earned from providing services to its customers and providing access to its network to inter-exchange carriers.

Revenues earned from the Company's customers come primarily from connection to its local network, cable television services, and, internet services, (both dial-up and high-speed DSL). Revenues for these services provided to the Company's customers are billed based on set rates for monthly service or based on the amount of time the customer is utilizing the Company's facilities. The revenue for these services are recognized when the service is rendered.

Revenues earned from allowing inter-exchange carriers access to the Company's network are based on utilization of the network by the carriers as measured by minutes of use of the network by the individual carriers billed at tariffed access rates for both interstate calls and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company's actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western and Peoples settle based on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued up subsequent to December
31. Management believes the estimates included in the preliminary cost study are reasonable. There has been a decline in the level of interstate access charges paid by the carriers in recent years, and the Company believes this trend will continue. The net effect of these changes are not expected to have a material effect on the Company's interstate access revenues in 2004.

Intrastate access rates are filed with the state regulatory commissions in Minnesota and Iowa.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The FCC has notified the Company's ILECs that SFAS No. 143 will not be adopted for regulatory accounting purposes. The provisions of SFAS No. 143 did not have a significant effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 was effective January 1, 2002. SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. Adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No.146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS No. 146 replaces Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement were effective for exit or disposal activities that were initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002. The adoption of these provisions did not have a material impact on the Company's financial position or results of operations

In January 2003, the FASB issued FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51", which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (1) the ability to make our decisions about the entity's activities; (2) the obligation to absorb the entity's losses if they occur; or (3) the right to receive the entity's future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after June 15, 2003. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more for the entire year ended December 31, 2003, the Company's interest expense would have increased approximately $60,000 in 2003. Should interest rates rise significantly, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited liability company, the investment in which, as discussed in
Note 3 to the financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $15,155,015 and $13,392,129 as of December 31, 2003 and 2002, respectively, and the equity in its net income was $2,710,717, and $2,788,861 for the years ended December 31, 2003 and 2002. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ KIESLING ASSOCIATES LLP

West Des Moines, Iowa
February 6, 2004

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of New Ulm Telecom, Inc. and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity and cash flows of New Ulm Telecom, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ OLSEN THIELEN & CO., LTD.

St. Paul, Minnesota
February 21, 2002

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                     ASSETS

                                                                                  2003                  2002
                                                                               -----------          -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                                                  $2,201,435           $1,914,113
     Receivables, Net of Allowance for Doubtful
        Accounts of $102,500 and $100,950                                        2,649,347            2,626,492
     Materials, Supplies, and Inventories                                          336,958              502,315
     Prepaid Expenses                                                              271,716              183,751
                                                                               -----------          -----------
        Total Current Assets                                                     5,459,456            5,226,671
                                                                               -----------          -----------

INVESTMENTS AND OTHER ASSETS:
     Cellular Investments (Note 3)                                              15,155,015           13,392,129
     Goodwill and Intangibles, Net of Amortization (Note 4)                      3,244,390            3,246,442
     Notes Receivable from Officer (Note 10)                                            --              674,037
     Other Investments                                                           1,181,089            1,042,896
                                                                               -----------          -----------
        Total Investments and Other Assets                                      19,580,494           18,355,504
                                                                               -----------          -----------

PROPERTY, PLANT AND EQUIPMENT (Note 2):
     Telecommunications Plant                                                   54,108,739           51,864,392
     Other Property and Equipment                                                2,562,539            2,438,378
     Cable Television Plant                                                      2,207,476            1,850,221
                                                                               -----------          -----------
        Total Property, Plant and Equipment                                     58,878,754           56,152,991
     Less Accumulated Depreciation                                              30,588,170           26,423,783
                                                                               -----------          -----------
        Net Property, Plant and Equipment                                       28,290,584           29,729,208
                                                                               -----------          -----------


TOTAL ASSETS                                                                   $53,330,534          $53,311,383
                                                                               ===========          ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  2003                  2002
                                                                               -----------          -----------
CURRENT LIABILITIES:
     Current Portion of Long-Term Debt                                          $2,515,217           $2,514,130
     Accounts Payable                                                            1,011,579            2,223,687
     Other Accrued Taxes                                                            75,188               67,842
     Other Accrued Liabilities                                                     612,552              564,188
                                                                               -----------          -----------
        Total Current Liabilities                                                4,214,536            5,369,847
                                                                               -----------          -----------

LONG-TERM DEBT, Less Current Portion (Note 6)                                   17,630,413           20,152,961
                                                                               -----------          -----------

DEFERRED CREDITS:
     Income Taxes (Note 7)                                                       5,243,963            3,651,647
     Investment Tax Credits                                                          3,165                6,708
                                                                               -----------          -----------
        Total Deferred Credits                                                   5,247,128            3,658,355
                                                                               -----------          -----------

STOCKHOLDERS' EQUITY:
     Preferred Stock - $1.66 Par Value; 10,000,000 Share Authorized;
        0 Shares Issued and Outstanding                                                 --                    -
     Common Stock - $1.66 Par Value; 90,000,000 and 19,200,000
        Shares Authorized; 5,115,585 Shares Issued and Outstanding               8,525,975            8,525,975
     Retained Earnings                                                          17,712,482           15,604,245
                                                                               -----------          -----------
        Total Stockholders' Equity                                              26,238,457           24,130,220
                                                                               -----------          -----------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $53,330,534          $53,311,383
                                                                               ===========          ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

                                                            2003               2002                2001
                                                         ----------         ----------          ----------
OPERATING REVENUES:
     Local Network                                       $3,821,522         $3,565,358          $3,126,394
     Network Access                                       6,782,834          6,201,044           6,198,446
     Billing and Collection                                  97,783            139,053             231,016
     Miscellaneous                                          424,051            408,446             424,237
     Nonregulated                                         4,714,847          4,020,342           3,354,729
                                                         ----------         ----------          ----------
        Total Operating Revenues                         15,841,037         14,334,243          13,334,822
                                                         ----------         ----------          ----------

OPERATING EXPENSES:
     Plant Operations                                     1,994,538          1,691,595           1,728,872
     Depreciation                                         4,255,810          3,635,243           2,946,012
     Amortization                                            33,095             31,006             129,143
     Customer Operations                                    915,596            876,001             687,306
     Corporate Operations                                 1,997,116          2,253,628           2,004,173
     Other Operating                                      2,671,105          2,266,385           1,911,141
                                                         ----------         ----------          ----------
        Total Operating Expenses                         11,867,260         10,753,858           9,406,647
                                                         ----------         ----------          ----------

OPERATING INCOME                                          3,973,777          3,580,385           3,928,175
                                                         ----------         ----------          ----------

OTHER INCOME (EXPENSES):
     Interest Expense                                      (583,971)          (628,417)           (672,342)
     Interest Expense - Debt Retirement                          --           (271,200)                 --
     Interest and Dividend Income                            47,793             83,547              83,432
     Interest During Construction                                --             42,645              30,442
     Gain on Dissolution                                         --          1,157,915                  --
     Equity Earnings in Cellular Partnership              2,710,717          2,788,861           1,208,636
     Other Investment Income (Expense)                      218,988           (129,405)            160,534
                                                         ----------         ----------          ----------
        Total Other Income (Expenses)                     2,393,527          3,043,946             810,702
                                                         ----------         ----------          ----------

INCOME BEFORE INCOME TAXES                                6,367,304          6,624,331           4,738,877

INCOME TAXES                                              2,554,550          2,634,350           1,970,639
                                                         ----------         ----------          ----------

NET INCOME                                               $3,812,754         $3,989,981          $2,768,238
                                                         ==========         ==========          ==========

BASIC AND DILUTED NET INCOME
     PER SHARE                                           $     0.75         $     0.78          $     0.54
                                                         ==========         ==========          ==========

DIVIDENDS PER SHARE                                      $     0.33         $     0.33          $     0.33
                                                         ==========         ==========          ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

                                               Common Stock
                                       ------------------------------           Retained
                                         Shares             Amount              Earnings
                                       ----------         -----------          -----------
BALANCE on December 31, 2000            1,731,955          $8,659,775          $13,106,729

     Retired Stock                        (26,760)           (133,800)            (846,777)
     Net Income                                                                  2,768,238
     Dividends                                                                  (1,709,409)
     Three-for-One Stock Split         3,410,390
                                       ----------         -----------          -----------

BALANCE on December 31, 2001            5,115,585           8,525,975           13,318,781

     Net Income                                                                  3,989,981
     Dividends                                                                  (1,704,517)
                                       ----------         -----------          -----------

BALANCE on December 31, 2002            5,115,585           8,525,975           15,604,245

     Net Income                                                                  3,812,754
     Dividends                                                                  (1,704,517)
                                       ----------         -----------          -----------

BALANCE on December 31, 2003            5,115,585          $8,525,975          $17,712,482
                                       ==========         ===========          ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                         2003               2002                2001
                                                                     -----------        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $3,812,754         $ 3,989,981         $2,768,238
     Adjustments to Reconcile Net Income to Net Cash
           Provided By Operating Activities:
        Depreciation and Amortization                                  4,288,905           3,666,249          3,075,155
        Undistributed Earnings of Cellular Investment                 (1,762,886)         (1,817,374)          (589,112)
        Deferred Income Taxes                                          1,592,316           1,365,804            806,879
        Deferred Investment Tax Credits                                   (3,543)             (3,543)            (3,543)
        Gain from Dissolution                                                 --          (1,157,915)                --
        Changes in Assets and Liabilities:
           Receivables                                                   (22,855)           (748,048)          (385,156)
           Inventories                                                   165,357             464,250            894,404
           Prepaid Expenses                                              (87,965)            (71,541)            15,350
           Accounts Payable                                               71,771              (1,928)          (344,446)
           Other Accrued Taxes                                             7,346               1,607            (37,778)
           Other Accrued Liabilities                                      48,364              79,730             31,785
                                                                     -----------        ------------        -----------
       Net Cash Provided By Operating Activities                       8,109,564           5,767,272          6,231,776
                                                                     -----------        ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Property, Plant and Equipment, Net                  (4,132,108)         (7,766,799)        (7,544,751)
     Redemption of Notes Receivable, Net of Investment                   674,037             266,219             41,227
     Purchase of Cellular Investments                                         --          (4,106,010)                --
     Other, Net                                                         (138,193)            111,840           (202,660)
                                                                     -----------        ------------        -----------
        Net Cash Used In Investing Activities                         (3,596,264)        (11,494,750)        (7,706,184)
                                                                     -----------        ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal Payments of Long-Term Debt                             (2,521,461)         (4,077,821)          (866,667)
     Issuance of Long-Term Debt                                               --           9,178,246          8,576,000
     Retired Stock                                                            --                  --           (980,577)
     Dividends Paid                                                   (1,704,517)         (1,704,517)        (1,709,409)
                                                                     -----------        ------------        -----------
        Net Cash Provided By (Used In) Financing Activities           (4,225,978)          3,395,908          5,019,347
                                                                     -----------        ------------        -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                287,322          (2,331,570)         3,544,939

CASH AND CASH EQUIVALENTS at Beginning of Year                         1,914,113           4,245,683            700,744
                                                                     -----------        ------------        -----------

CASH AND CASH EQUIVALENTS at End of Year                             $ 2,201,435        $  1,914,113        $ 4,245,683
                                                                     ===========        ============        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

New Ulm Telecom, Inc.'s (Company) principal line of business is providing local telephone service, internet, digital video, and access to long distance telephone service through local exchange networks. The Company owns and operates three independent telephone companies serving seven communities in southern Minnesota, one community in Iowa and the adjacent rural areas. The Company also has investments in cellular entities and a competitive local exchange carrier
(CLEC), and operates cable television systems in eight communities.

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

RECEIVABLES

Receivables are stated at the amounts the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through charges to earnings and credits to the valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through charges to the valuation allowance and credits to receivable accounts. Changes in the valuation allowance have not been material to the financial statements.

MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at original cost. Additions, improvements or major renewals are capitalized. When telecommunications assets are sold, retired or otherwise disposed of in the ordinary course of business, the cost plus removal costs less salvage is charged to accumulated depreciation and the original cost is credited to the asset accounts. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOVERABILITY OF LONG-LIVED ASSETS

The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of its assets with the sum of the undiscounted cash flows expected to be provided by operating and eventually disposing of the asset. Should the sum of the expected future net cash flows be less than carrying values, the Company would determine whether an impairment loss should be recognized. No impairment losses have been identified in the financial statements.

INVESTMENTS AND OTHER ASSETS

Investments in a Midwest Wireless Holdings, L.L.C. and FiberComm, L.C. are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because management of the Company believes they have the ability to significantly influence the operating and financial policies of these companies.

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions and equity method investments over the fair value of the net assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," effective January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead be reviewed annually for possible impairment. In its reviews, the Company has determined that the goodwill is not impaired. Intangible assets with definite lines continue to be amortized.

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

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES AND INVESTMENT TAX CREDITS

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant components of the Company's deferred taxes arise from differences in the basis in property, plant, and equipment due to the use of accelerated depreciation methods for tax purposes and partnerships due to the difference between book and tax income. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

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

BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,585 for 2003, 5,115,585 for 2002, and 5,135,655 for 2001. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for December 31, 2003 and 2002 includes the following:

                                                       2003           2002
                                                   -----------    -----------

   Telecommunications Plant:
      Land                                         $   210,039    $   210,039
      Buildings                                      1,912,586      1,910,799
      Other Support Assets                           3,271,432      3,213,688
      Central Office Equipment                      24,195,567     22,470,994
      Cable and Wire Facilities                     24,042,585     23,725,725
      Other Plant and Equipment                        320,020        320,020
      Plant Under Construction                         156,510         13,127
                                                   -----------    -----------
                                                    54,108,739     51,864,392
                                                   -----------    -----------
   Other Plant:
      Other Property                                 2,562,539      2,438,378
      Cable Television Plant                         2,207,476      1,850,221
                                                   -----------    -----------
                                                     4,770,015      4,288,599
                                                   -----------    -----------

        Total Property, Plant and Equipment        $58,878,754    $56,152,991
                                                   ===========    ===========

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2003, 2002 and 2001 were 7.6%, 7.4% and 7.2%, respectively. Other property is depreciated over estimated useful lives of three to fifteen years.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include a 9.88% and 9.92% ownership interest in units of Midwest Wireless Holdings L.L.C. (MWH) at December 31, 2003 and 2002, respectively. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $4,890,389 as of December 31, 2003, net of accumulated amortization of $156,391. Amortization expense of $48,764 was included as a reduction of cellular investment income in 2001.

Cellular investments consist of the following:

                                                       2003           2002
                                                   -----------    -----------

   Cost Less Accumulated Amortization              $ 7,596,308    $ 7,596,308
   Cumulative Income                                12,850,662     10,139,945
   Cumulative Distributions                         (5,291,965)    (4,344,124)
                                                   -----------    -----------
      Total                                        $15,155,015    $13,392,129
                                                   ===========    ===========

Income and cash distributions from MWH were as follows for the years ended December 31, 2003, 2002 and 2001:

                                      2003            2002            2001
                                   ----------      ----------      ----------

   Income Recorded                 $2,710,717      $2,788,861      $1,208,636
   Cash Distributions                 947,831         971,487         619,524

The following is summarized financial information from MWH as of and for the years ended December 31, 2003, 2002 and 2001:

                                       2003           2002           2001
                                   ------------   ------------   ------------

   Current Assets                  $ 15,927,067   $ 12,445,979   $ 17,372,431
   Noncurrent Assets                360,331,919    305,838,514    285,452,749
   Current Liabilities               36,133,737     56,909,149     48,394,693
   Noncurrent Liabilities           184,480,187    124,875,462    137,442,305
   Members' Equity                  155,645,062    136,499,882    117,188,182
   Revenues                         176,563,840    162,697,183    140,538,515
   Operating Income                  38,208,083     39,641,304     28,018,634
   Net Income                        26,695,403     28,113,520     16,588,360

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

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - GOODWILL AND INTANGIBLES

Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment on at least an annual basis.

During 2003, the Company tested the value of its goodwill as required by SFAS No. 142. The Company determined that the carrying value of these assets was not impaired.

Goodwill and other non-amortizable intangibles consist of the following:

                                                       2003           2002
                                                   -----------    -----------
   Balance Beginning of Year                       $ 8,109,295    $ 5,012,929
      Goodwill Acquired                                   --        3,096,366
                                                   -----------    -----------
   Balance End of Year                             $ 8,109,295    $ 8,109,295
                                                   ===========    ===========

   Included Under the Caption at Year End:
      Goodwill and Intangibles                     $ 3,218,906    $ 3,218,906
      Cellular Investments                           4,890,389      4,890,389
                                                   -----------    -----------
                                                   $ 8,109,295    $ 8,109,295
                                                   ===========    ===========

Amortizable intangibles consist of the following:

                                                       2003           2002
                                                   -----------    -----------

   Balance Beginning of Year                       $    27,536    $    29,589
      Intangible amortization                           (2,052)        (2,053)
                                                   -----------    -----------
        Balance End of Year                        $    25,484    $    27,536
                                                   ===========    ===========

The following table adjusts previously reported net income to exclude amortization expense recognized from goodwill as if SFAS No. 142 had been in effect in 2001 for both the Company's goodwill amortization and the effect of Midwest Wireless Holdings L.L.C.'s goodwill amortization which was also ceased:

                                                           2003            2002            2001
                                                        ----------      ----------      ----------
   Reported Net Income                                  $3,812,754      $3,989,981      $2,768,238
   Goodwill Amortization (Net of Income
      Taxes of $67,614)                                       --              --            94,924
   Midwest Wireless Holdings LLC Goodwill
      Amortization (Net of Income taxes of 136,600)           --              --           204,943
                                                        ----------      ----------      ----------
        Adjusted Net Income                             $3,812,754      $3,989,981      $3,068,105
                                                        ==========      ==========      ==========

   Basic and diluted earnings per share:
      Reported net income                                     0.75            0.78            0.54
      Goodwill amortization                                   --              --              0.02
      Midwest Wireless Holdings Goodwill Amortization         --              --              0.04
                                                        ----------      ----------      ----------
        Adjusted net income                             $     0.75            0.78            0.60
                                                        ==========      ==========      ==========

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - LINE OF CREDIT

The Company had a 60 month revolving line of credit of $1,640,000 at 1 1/2% over the bank reference rate with the Rural Telephone Finance Cooperative. No amounts were outstanding at December 31, 2003 and 2002 under this line of credit, which matured in August 2003 and was not renewed.


NOTE 6 - LONG-TERM DEBT

Long-term debt is as follows:

                                                                                      2003          2002
                                                                                  -----------   -----------
   Unsecured ten year note with the City of Redwood Falls, payable semiannually
   (beginning in 2002), at a fixed 5% interest rate
   maturing on January 1, 2013                                                    $   145,630   $   167,091

   Secured ten year reducing revolving credit facility to CoBank, ACB in quarterly installments of $250,000 (beginning in 2003) plus a national variable rate of interest through December 20,
   2011 (2.62% and 2.82% at December 31, 2003 and 2002)                             8,000,000     9,000,000

   Secured ten year reducing revolving credit facility to CoBank, ACB in monthly installments of $125,000 (beginning in 2002) plus a national variable rate of interest through December 20,
   2011 (2.62% and 2.82% at December 31, 2003 and 2002)                            12,000,000    13,500,000
                                                                                  -----------   -----------
                                                                                   20,145,630    22,667,091
   Less amount due within one year                                                  2,515,217     2,514,130
                                                                                  -----------   -----------
      Long-term debt                                                              $17,630,413   $20,152,961
                                                                                  ===========   ===========

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

Principal payments required during the next five years are as follows: 2004 - $2,514,845; 2005 - $2,515,597; 2006 - $2,516,387; 2007 - $2,517,216; and 2008 -
$2,518,088.

Cash payments for interest, net of amounts capitalized, were $595,409, $549,704, and $683,189 in 2003, 2002, and 2001, respectively.

During 2002, the Company paid off the remaining balances on its loans with Phoenix Mutual Life. Interest and fees of $271,200 were incurred in connection with the extinguishment of this debt.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                 2003           2002           2001
                                            -----------    -----------    -----------
   Taxes Currently Payable:
      Federal                               $   631,463    $   827,468    $   873,398
      State                                     334,314        444,621        293,905
   Deferred Income Taxes                      1,592,316      1,365,804        806,879
   Amortization of Investment Tax Credits        (3,543)        (3,543)        (3,543)
                                            -----------    -----------    -----------

      Total Income Tax Expense              $ 2,554,550    $ 2,634,350    $ 1,970,639
                                            ===========    ===========    ===========

The differences between the statutory federal tax rate and the effective tax rate were as follows:

                                                        2003       2002       2001
                                                       ------     ------     ------
   Statutory Tax Rate                                    35.0%      35.0%      35.0%
   Effect of:
      Surtax exemption                                   (1.0)      (1.0)      (1.0)
      State income taxes, net of federal tax benefit      5.9        6.7        6.5
      Amortization of investment tax credits             (0.1)      (0.1)      (0.1)
      Non-deductible expenses                             0.1        0.4        1.4
      Other, net                                          0.2       (1.2)      (0.2)
                                                       ------     ------     ------
        Effective tax rate                               40.1%      39.8%      41.6%
                                                       ======     ======     ======

Deferred income taxes reflected in the Consolidated Balance Sheets are summarized as follows:

                                                       2003           2002
                                                   -----------    -----------
   Deferred Tax (Assets)/Liabilities:
      Depreciation                                 $ 3,918,252    $ 3,207,677
      Partnership basis                              1,483,780        592,523
      Other                                           (158,069)      (148,553)
                                                   -----------    -----------
         Total                                     $ 5,243,963    $ 3,651,647
                                                   ===========    ===========

Cash payments net of refunds for income taxes were $1,097,107, $2,068,031, and $1,530,207 in 2003, 2002, and 2001, respectively.


NOTE 8 - RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for its employees who meet certain age and service requirements. The Company's contribution to its 401(k) employee savings plan was $190,076, $169,527 and $166,387 in 2003, 2002 and 2001, respectively.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

LONG-TERM INVESTMENTS: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 2003.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.


NOTE 10 - RELATED PARTY TRANSACTIONS

The officer note receivable was secured by 153,690 shares of New Ulm Telecom, Inc. common stock and had a 6.09% interest rate. A prior, variable interest rate note became due on January 1, 2001 and was renewed. This note requires an annual payment of $55,228, including interest, with payments commencing on January 1, 2002 and a final balloon payment due on January 1, 2006. The note was paid in full in May 2003.


NOTE 11 - COMMITMENTS

The Company's capital budget for 2004 is approximately $2,770,000, which will be financed through internally generated funds. As of December 31, 2003, the Company has no purchase commitments.


NOTE 12 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $497,568, $1,781,447 and $149,403 during the years ended December 31, 2003, 2002 and 2001, respectively, relating to plant and equipment additions placed in service during 2003, 2002 and 2001, respectively, which are reflected in accounts payable at year end.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION

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

Segment information is as follows:

                                                                Western          Peoples
                                              New Ulm          Telephone        Telephone          New Ulm           Cellular
                                           Telecom, Inc.        Company          Company        Phonery, Inc.       Investment
                                           ------------      ------------      -----------      -------------      ------------
Year Ended December 31, 2003:
    Operating Revenues                     $ 10,126,826      $  2,397,142      $ 1,040,871       $ 2,367,533       $ 17,830,689
    Operating Expenses                        8,829,819         1,212,848          649,355         1,488,032         14,036,627
                                           ------------      ------------      -----------       -----------       ------------
    Operating Income                          1,297,007         1,184,294          391,516           879,501          3,794,062
    Interest Expense                           (359,373)          (46,317)         (86,304)           (5,748)          (715,431)
    Cellular Investment Income                       --                --               --                --                 --
    Other Investment Income                     173,930             6,058           86,740                53           (367,914)
                                           ------------      ------------      -----------       -----------       ------------
        Income Before Income Taxes         $  1,111,564      $  1,144,035      $   391,952       $   873,806       $  2,710,717
                                           ============      ============      ===========       ===========       ============
       Depreciation and Amortization       $  3,589,200      $    421,361      $   144,909       $   133,435       $  2,270,044
                                           ============      ============      ===========       ===========       ============
        Total Assets                       $ 65,446,605      $ 10,905,289      $ 6,147,973       $ 4,771,965       $ 37,362,517
                                           ============      ============      ===========       ===========       ============
        Capital Expenditures               $  3,525,192      $    427,415      $    61,780       $   117,721       $  2,902,985
                                           ============      ============      ===========       ===========       ============
Year Ended December 31, 2002:
    Operating Revenues                     $  8,631,748      $  2,332,222      $   997,627       $ 2,081,868       $ 16,139,561
    Operating Expenses                        7,555,546         1,223,263          597,458         1,255,929         12,207,143
                                           ------------      ------------      -----------       -----------       ------------
    Operating Income                          1,076,202         1,108,959          400,169           825,939          3,932,418
    Interest Expense                           (580,080)         (107,760)        (116,500)           (5,955)          (801,375)
    Cellular Investment Income                       --                --               --                --                 --
    Gain on Dissolution                              --                --        1,157,915                --                 --
    Other Investment Income                      21,394             2,084          (27,450)             759            (342,182)
                                           ------------      ------------      -----------       -----------       ------------
        Income Before Income Taxes         $    517,516      $  1,003,283      $ 1,414,134       $   820,743       $  2,788,861
                                           ============      ============      ===========       ===========       ============
        Depreciation and Amortization      $  2,969,242      $    390,469      $   148,950       $   157,588       $  1,916,390
                                           ============      ============      ===========       ===========       ============
        Total Assets                       $ 67,261,902      $ 10,151,203      $ 5,341,543       $ 4,195,423       $ 31,573,822
                                           ============      ============      ===========       ===========       ============
        Capital Expenditures               $  6,828,746      $    716,534      $   118,340       $   103,179       $  3,164,667
                                           ============      ============      ===========       ===========       ============
Year Ended December 31, 2001:
    Operating Revenues                     $  7,687,791      $  2,341,132      $ 1,042,744       $ 1,895,268       $ 10,601,290
    Operating Expenses                        6,493,827         1,063,092          552,100         1,144,518          8,526,239
                                           ------------      ------------      -----------       -----------       ------------
    Operating Income                          1,193,964         1,278,040          490,644           750,750          2,075,051
    Interest Expense                           (620,072)          (36,029)         (16,241)               --           (713,755)
    Cellular Investment Income                       --                --               --                --                  -
    Other Investment Income                      65,049             4,744          202,739             1,876           (152,660)
                                           ------------      ------------      -----------       -----------       ------------
        Income Before Income Taxes         $    638,941      $  1,246,755      $   677,142       $   752,626       $  1,208,636
                                           ============      ============      ===========       ===========       ============
        Depreciation and Amortization      $  2,431,752      $    385,197      $   135,024       $   123,182       $  1,692,507
                                           ============      ============      ===========       ===========       ============
        Total Assets                       $ 52,070,721      $  9,996,520      $ 4,149,850       $ 3,634,562       $ 22,969,308
                                           ============      ============      ===========       ===========       ============
        Capital Expenditures               $  6,723,454      $    181,906      $   206,403       $   432,988       $  2,562,355
                                           ============      ============      ===========       ===========       ============

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (Continued)







Segment information is as follows (continued):

                                                  Segment
                                                   Totals            Others          Eliminations        Consolidated
                                                -------------     ------------       -------------       ------------
Year Ended December 31, 2003:
    Operating Revenues                          $  33,763,061     $    829,486       $ (18,751,510)      $ 15,841,037
    Operating Expenses                             26,216,681          608,027         (14,957,448)        11,867,260
                                                -------------     ------------       -------------       ------------
    Operating Income                                7,546,380          221,459          (3,794,062)         3,973,777
    Interest Expense                               (1,213,173)         (86,229)            715,431           (583,971)
    Cellular Investment Income                             --               --           2,710,717          2,710,717
    Other Investment Income                          (101,133)              --             367,914            266,781
                                                -------------     ------------       -------------       ------------
        Income Before Income Taxes              $   6,232,074     $    135,230       $          --       $  6,367,304
                                                =============     ============       =============       ============
        Depreciation and Amortization           $   6,558,949     $         --       $  (2,270,044)      $  4,288,905
                                                =============     ============       =============       ============
        Total Assets                            $ 124,634,349     $  8,800,158       $ (80,103,973)      $ 53,330,534
                                                =============     ============       =============       ============
        Capital Expenditures                    $   7,035,093     $         --       $  (2,902,985)      $  4,132,108
                                                =============     ============       =============       ============
Year Ended December 31, 2002:
    Operating Revenues                          $  30,183,026     $    675,046       $ (16,523,829)      $ 14,334,243
    Operating Expenses                             22,839,339          505,930         (12,591,411)        10,753,858
                                                -------------     ------------       -------------       ------------
    Operating Income                                7,343,687          169,116          (3,932,418)         3,580,385
    Interest Expense                               (1,611,670)         (89,322)            801,375           (899,617)
    Cellular Investment Income                             --               --           2,788,861          2,788,861
    Gain on Dissolution                             1,157,915               --                  --          1,157,915
    Other Investment Income                          (345,395)              --             342,182             (3,213)
                                                -------------     ------------       -------------       ------------
        Income Before Income Taxes              $   6,544,537     $     79,794       $          --       $  6,624,331
                                                =============     ============       =============       ============
        Depreciation and Amortization           $   5,582,639     $         --       $  (1,916,390)      $  3,666,249
                                                =============     ============       =============       ============
        Total Assets                            $ 118,523,893     $  7,332,933       $ (72,545,443)      $ 53,311,383
                                                =============     ============       =============       ============
        Capital Expenditures                    $  10,931,466     $         --       $  (3,164,667)      $  7,766,799
                                                =============     ============       =============       ============
Year Ended December 31, 2001:
    Operating Revenues                          $  23,568,225     $    697,083       $ (10,031,822)      $ 14,233,486
    Operating Expenses                             17,779,776          482,306          (7,956,771)        10,305,311
                                                -------------     ------------       -------------       ------------
    Operating Income                                5,788,449          214,777          (2,075,051)         3,928,175
    Interest Expense                               (1,386,097)              --             713,755           (672,342)
    Cellular Investment Income                             --               --           1,208,636          1,208,636
    Other Investment Income                           121,748               --             152,660            274,408
                                                -------------     ------------       -------------       ------------
        Income Before Income Taxes              $   4,524,100     $    214,777       $          --       $  4,738,877
                                                =============     ============       =============       ============
        Depreciation and Amortization           $   4,767,662     $         --       $  (1,692,507)      $  3,075,155
                                                =============     ============       =============       ============
        Total Assets                            $  92,820,961     $  5,933,600       $ (55,902,781)      $ 42,851,780
                                                =============     ============       =============       ============
        Capital Expenditures                    $  10,107,106     $         --       $  (2,562,355)      $  7,544,751
                                                =============     ============       =============       ============

ITEM 8. SUPPLEMENTARY FINANCIAL INFORMATION
-------------------------------------------

                      UNAUDITED QUARTERLY OPERATING RESULTS

                                                                        Quarter Ended
                                        -------------------------------------------------------------------------------
                                          March 31             June 30            September 30           December 31
                                        --------------      --------------      -----------------      ----------------

2003:
   Revenues                             $   3,591,402       $   3,999,925         $   3,939,761         $   4,309,949
   Operating Income                           756,716           1,086,351               931,842             1,198,868
   Net Income                                 942,577           1,089,906               932,095               848,176
   Basic and Diluted Net Income
      per Share                                  0.18                0.21                  0.18                  0.17

2002:
   Revenues                             $   3,666,152       $   3,699,541         $   3,554,737         $   3,413,813
   Operating Income                         1,087,180           1,053,457               579,817               859,931
   Net Income                               1,618,275             966,870               641,733               763,103
   Basic and Diluted Net Income
      per Share                                  0.32                0.19                  0.13                  0.14


All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------


The disclosure called for by paragraph(a) of this item has been "previously reported" as that term is defined in Rule 12b-2 under the Exchange Act.

7ITEM 9A.   CONTROLS AND PROCEDURES
---------   -----------------------

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in periodic SEC filings.

During the fourth quarter of 2003, there were no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The Company incorporates by reference the information contained under the captions "Proposal No. 1: Election of Directors," "The Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

The Company has adopted a code of conduct that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of conduct is available on the Company's website at www.newulmtel.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced website.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The Company incorporates by reference the information contained under the captions "Compensation of Executive Officers" and "Compensation of Directors" in its definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The Company incorporates by reference the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" in its definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004. The Company does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

The Company incorporates by reference the information contained under the caption "Independent Auditors" in its definitive proxy statement for the annual meeting of shareholders to be held May 20, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)     1. Consolidated Financial Statements
                        --------------------
           Included in Part II, Item 8, of this report:

                                                                                   Pages
                                                                                   -----
        Independent Auditors' Report                                               26 - 27

        Consolidated Balance Sheets at December 31, 2003 and 2002                  28 - 29

        Consolidated Statements of Income for the Three Years Ended
           December 31, 2003, 2002 and 2001                                             30

        Consolidated Statements of Stockholders' Equity for the Three
           Years Ended December 31, 2003, 2002 and 2001                                 31

        Consolidated Statements of Cash Flows for the Three Years
           Ended December 31, 2003, 2002 and 2001                                       32

        Notes to Consolidated Financial Statements                                 33 - 42

(a) 2.  Consolidated Financial Statement schedules:

        Independent Auditors' Report on Financial Statement Schedule                    46

        Schedule II - Valuation and Qualifying Accounts                                 47

        Separate financial statements of Midwest Wireless Holdings L.L.C., a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a "significant subsidiary"
        pursuant to the provisions of
        Regulation S-X, Article 3-09.                                              48 - 65

        Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


(a) 3.  Exhibits Required
-------------------------

        See "Index to Exhibits"                                                         67



b) Reports on Form 8-K Filed During the Three Months Ended December 31, 2003
----------------------------------------------------------------------------

        None

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE







To the Shareholders and Board of Directors of New Ulm Telecom, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ KIESLING ASSOCIATES LLP
West Des Moines, Iowa
February 6, 2004

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Allowance for Uncollectible Accounts

                                      1/1/03                                                 2003           12/31/03
                                     Beginning           2003             2003              Write-           Ending
Customer                              Balance         Additions        Recoveries            Offs            Balance
----------------------------------  ------------      -----------     -------------      -------------     ------------

New Ulm                             $    15,450       $   42,266       $   39,575        $    (78,791)     $    18,500
Western                                  10,500           17,232            3,732             (16,464)          15,000
Peoples                                   6,000           (2,102)           2,152                 (50)           6,000
Phonery                                  22,000           (8,054)               -             (13,946)               -
                                    ------------      -----------      -----------       -------------     ------------
                                         53,950           49,342           45,459            (109,251)          39,500
                                    ------------      -----------      -----------       -------------     ------------

Interexchange Carriers
----------------------

New Ulm                                  18,000           32,747                -             (11,747)          39,000
Western                                  29,000           (5,000)               -                   -           24,000
                                    ------------      -----------      -----------       -------------     ------------
   Total                                 47,000           27,747                -             (11,747)          63,000
                                    ------------      -----------      -----------       -------------     ------------
                                    $   100,950       $   77,089       $   45,459        $   (120,998)     $   102,500
                                    ============      ===========      ===========       =============     ============


                      MIDWEST WIRELESS
                      HOLDINGS L.L.C.
                      CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2003, 2002 AND 2001

                         REPORT OF INDEPENDENT AUDITORS


   To the Board of Managers and Members of
   Midwest Wireless Holdings L.L.C.


   In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. (the "Company") and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations, changes in members' equity, and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, on January 1, 2003.

   As discussed in Note 3 to the financial statements, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002.



   /s/ PRICEWATERHOUSECOOPERS LLP

   Minneapolis, Minnesota
   February 6, 2004

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                     2003                 2002
ASSETS
Current assets
    Cash and cash equivalents                                                    $  1,888,366         $  1,367,210
    Accounts receivable, less allowance for doubtful accounts of
     $690,115 and $550,403 in 2003 and 2002, respectively                          10,157,442            8,155,607
    Inventories                                                                     2,579,643            1,411,573
    Other current assets                                                            1,301,616            1,511,589
                                                                                 ------------         ------------
             Total current assets                                                  15,927,067           12,445,979
Property, cellular plant and equipment, net                                       121,086,239          102,219,504
Intangible assets, net                                                            230,141,013          194,612,163
Investments in cooperatives                                                         9,104,667            9,006,847
                                                                                 ------------         ------------
             Total assets                                                        $376,258,986         $318,284,493
                                                                                 ============         ============
LIABILITIES AND MEMBERS' EQUITY
Current liabilities
    Current portion of debt                                                      $ 16,361,168         $ 14,655,912
    Revolving loan                                                                         --           25,000,000
    Accounts payable                                                                6,136,971            5,643,416
    Accrued commissions                                                             1,941,673            1,436,325
    Other accrued expenses                                                         11,693,925           10,173,496
                                                                                 ------------         ------------
             Total current liabilities                                             36,133,737           56,909,149
Other liabilities                                                                   3,381,894              988,120
Debt                                                                              169,480,481          114,458,723
                                                                                 ------------         ------------
             Total liabilities                                                    208,996,112          172,355,992
Minority interest                                                                  11,617,812            9,428,619
Commitments
Members' equity                                                                   155,645,062          136,499,882
                                                                                 ------------         ------------
             Total liabilities and members' equity                               $376,258,986         $318,284,493
                                                                                 ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                2003                2002                  2001
Operating revenues
    Subscriber service                                      $140,823,140         $118,573,698         $ 93,477,223
    Roamer service                                            28,107,407           37,205,402           36,953,474
    Equipment sales                                            6,244,201            6,352,249           10,058,368
    Service fees                                               4,389,092              565,834               49,450
                                                            ------------         ------------         ------------
                                                             179,563,840          162,697,183          140,538,515
                                                            ------------         ------------         ------------
Operating expenses
    Operations and maintenance (exclusive of
     items shown separately below)                            33,987,898           30,506,792           24,776,324
    Cost of equipment sold                                    12,115,073           10,448,214           13,654,007
    Home roamer costs                                         31,280,458           27,668,831           20,468,432
    Depreciation                                              22,593,187           19,318,449           17,822,738
    Amortization of intangible assets                            267,278                   --            4,505,851
    Selling, general and administrative                       41,111,864           35,113,593           31,292,529
                                                            ------------         ------------         ------------
                                                             141,355,758          123,055,879          112,519,881
                                                            ------------         ------------         ------------
             Operating income                                 38,208,082           39,641,304           28,018,634
                                                            ------------         ------------         ------------
Other income (expense)
    Interest expense                                          (7,204,744)          (8,078,374)          (9,416,290)
    Interest and dividend income                                   2,887               92,915              136,870
    Other                                                        (61,529)              34,669              (41,784)
                                                            ------------         ------------         ------------
             Total other expense                              (7,263,386)          (7,950,790)          (9,321,204)
                                                            ------------         ------------         ------------
Minority interest                                             (3,494,303)          (3,576,994)          (2,109,070)
                                                            ------------         ------------         ------------
Income from continuing operations before
 cumulative effect of change in accounting
 principle                                                    27,450,393           28,113,520           16,588,360
Cumulative effect of change in accounting
 principle net of minority interest                             (754,990)                  --                   --
                                                            ------------         ------------         ------------
Net income                                                  $ 26,695,403         $ 28,113,520         $ 16,588,360
                                                            ============         ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                         TOTAL
                                                                CAPITAL           ACCUMULATED           MEMBERS'
                                                             CONTRIBUTIONS          INCOME               EQUITY
BALANCES AT DECEMBER 31, 2000                                 $84,797,020         $23,977,701         $108,774,721
Distributions to members                                               --          (8,174,899)          (8,174,899)
Net income                                                             --          16,588,360           16,588,360
                                                              -----------         -----------         ------------
BALANCES AT DECEMBER 31, 2001                                  84,797,020          32,391,162          117,188,182
Redemption                                                        (83,921)           (374,030)            (457,951)
Distributions to members                                               --          (8,343,869)          (8,343,869)
Net income                                                             --          28,113,520           28,113,520
                                                              -----------         -----------         ------------
BALANCES AT DECEMBER 31, 2002                                  84,713,099          51,786,783          136,499,882
Issuance of units related to the acquisition
 of Iowa properties                                             1,941,468                  --            1,941,468
Distributions to members                                               --          (9,491,691)          (9,491,691)
Net income                                                             --          26,695,403           26,695,403
                                                              -----------         -----------         ------------
BALANCES AT DECEMBER 31, 2003                                 $86,654,567         $68,990,495         $155,645,062
                                                              ===========         ===========         ============


The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                       2003             2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $26,695,403      $28,113,520      $16,588,360
Adjustments to reconcile net income to net cash provided by
 operating activities
    Net income allocated to minority interest                          3,398,600        3,576,994        2,109,070
    Provision for bad debts                                            1,327,703          928,358        1,115,719
    Depreciation                                                      22,593,187       19,318,449       17,822,738
    Amortization of intangibles                                          267,278               --        4,505,851
    Gain on disposal of fixed assets                                    (125,277)          (3,645)          (2,124)
    Writeoff of Cellular 2000, Inc. investment                                --           25,000               --
    Patronage received in form of cooperative stock                     (361,318)        (310,848)        (132,785)
    Cumulative effect of accounting change                               850,693               --               --
    Changes in assets and liabilities
      Accounts receivable                                             (2,434,724)       1,851,263       (3,299,942)
      Inventories                                                     (1,168,070)         796,314          510,885
      Other assets                                                       234,808         (277,868)        (546,637)
      Accounts payable                                                   493,555        1,674,214       (2,156,106)
      Accrued expenses                                                   179,454          863,987        1,888,444
      Other liabilities                                                1,863,618         (425,552)        (689,617)
                                                                     -----------      -----------      -----------
             Net cash provided by operating activities                53,814,910       56,130,186       37,713,856
                                                                     -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of cellular properties                                   (42,780,847)              --               --
Payments for property, cellular plant and equipment                  (29,234,491)     (31,901,881)     (33,804,163)
Proceeds from the disposal of fixed assets                               518,573               --           37,571
Purchase of FCC licenses                                                      --       (7,400,239)     (22,400,000)
Purchases of cooperative stock                                                --          (22,440)      (1,176,440)
Redemption of cooperative stock                                          421,527           72,970           68,313
Payments for deferred acquisition costs                                       --               --         (192,511)
                                                                     -----------      -----------      -----------
             Net cash used in investing activities                   (71,075,238)     (39,251,590)     (57,467,230)
                                                                     -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) proceeds on revolving loan                                (25,000,000)       5,000,000       17,500,000
Proceeds from debt borrowings                                         68,297,657               --       23,473,686
Payments on debt                                                     (14,815,075)     (13,679,659)     (11,016,802)
Distributions to members                                              (9,491,691)      (8,343,869)      (8,174,899)
Distribution from subsidiary to minority interest                     (1,209,407)      (1,062,371)      (1,039,851)
Redemption of units                                                           --         (457,951)              --
                                                                     -----------      -----------      -----------
             Net cash provided by (used in) financing activities      17,781,484      (18,543,850)      20,742,134
                                                                     -----------      -----------      -----------
             Net change in cash and cash equivalents                     521,156       (1,665,254)         988,760
CASH AND CASH EQUIVALENTS
Beginning of year                                                      1,367,210        3,032,464        2,043,704
                                                                     -----------      -----------      -----------
End of year                                                          $ 1,888,366      $ 1,367,210      $ 3,032,464
                                                                     ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                               $ 8,165,844      $ 8,828,483      $10,540,203
Equity units issued for acquisitions                                   1,941,468               --               --
NONCASH INVESTING ACTIVITIES
Equipment acquired under capital leases                                3,244,433               --               --


The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     BUSINESS DESCRIPTION

       Midwest Wireless Holdings L.L.C. (the "Company") was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications, L.L.C.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION
       The consolidated financial statements include the Company's wholly owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       CASH AND CASH EQUIVALENTS
       Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. The Company has funds in excess of federally insured limits as of December 31, 2003 and 2002.

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

       Building and improvements                              3-30 years
       Other equipment                                        2-20 years
       Communication and network equipment                    7-15 years
       Vehicles                                                  3 years
       Computer equipment                                        3 years

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

       INTANGIBLE ASSETS
       Customer relationships are amortized on a straight-line basis over two to six years. FCC licenses consist of the cost of acquiring cellular, personal communication services ("PCS"), and local multi-point distribution licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its licenses effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (Note 3).

       LONG-LIVED ASSETS
       The Company periodically reviews long-lived assets and fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

       On January 1, 2003, the Company adopted SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation ("ARO") in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying assets. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of this reduction in net income, reflecting the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset as of January 1, 2003 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses for the year 2003 related to the ARO were $186,161.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

       ROAMING REVENUE RECLASSIFICATION
       The Company generates revenue from charges to its customers when they use their cellular phones in other wireless providers' markets ("Incollect Revenue"). Until 2002, the Company included Incollect Revenue on a net basis as a component of Home Roamer Costs as an operating expense in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, is also included in Home Roamer Costs. The Company used this method because, historically, it had passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry and the Company have increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to the Company by other wireless providers may not necessarily be passed through to its customers.

       In 2002, the Company adopted a policy to include Incollect Revenue as Subscriber Service revenue rather than in Home Roamer Costs on a net basis. Roamer Service Revenue includes only the revenue from other wireless providers' customers who use the Company's network ("Outcollect Revenue"). Subscriber Service Revenue and Home Roamer Costs in the 2001 and 2000 consolidated financial statements were reclassified to conform to this presentation. This change in presentation has no impact on operating income, net income or members' equity.

       The Company recorded Incollect Revenue of $9,021,044, $8,434,482 and $7,549,289 for the years ended December 31, 2003, 2002 and 2001, respectively.

       INCOME TAXES
       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       ADVERTISING
       Advertising costs are expensed as incurred. Total advertising expenses were $3,310,758, $3,317,280 and $4,448,949 for the years ended December 31, 2003, 2002 and 2001, respectively.

       STOCK-BASED COMPENSATION
       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the years ended December 31, 2003, 2002 and 2001.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                                      2003               2002                2001

       Net income, as reported                   $26,695,403        $28,113,520         $16,588,360
       Deduct:  Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                  (199,789)          (337,615)           (214,783)
                                                 -----------        -----------         -----------
       Pro forma net income                      $26,495,614        $27,775,905         $16,373,577
                                                 -----------        -----------         -----------

3.     GOODWILL, FCC LICENSES AND OTHER INTANGIBLE ASSETS

       Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company no longer amortizes FCC licenses ("licenses"), which consist of licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals of licenses have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of the licenses. As a result, licenses are treated as indefinite-lived intangible assets and will not be amortized but rather are tested annually for impairment. The Company evaluates the useful life determination for licenses each reporting period to determine whether events and circumstances continue to support an indefinite life.

       In connection with the adoption of SFAS No. 142, the Company completed a transitional and impairment test for its licenses and determined that there was no impairment. The Company also completed annual impairment tests on December 31, 2003 and 2002, and determined that there was no impairment. The Company utilized a fair value approach, primarily using discounted cash flows, to complete the impairment tests.

       On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated a portion of the excess purchase price over the fair value of the net tangible assets acquired to goodwill. The Company does not amortize goodwill, but will complete annual impairment tests of the goodwill to determine if impairment exists. As a result of this acquisition, $9,426,669 of goodwill was recorded with no accumulated amortization.

       On a prospective basis, the Company is required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The Company will next perform its annual impairment test for both goodwill and licenses during the fourth quarter of 2004.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Indefinite-lived intangible assets consist of the following at December 31:

                                               2003                  2002

       FCC licenses                         $222,015,830         $204,534,427
       Less:  Accumulated amortization        (9,922,264)          (9,922,264)
                                            ------------         ------------
                                            $212,093,566         $194,612,163
                                            ============         ============

       The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2003, are as follows:

                                              GOODWILL           FCC LICENSES

       Balance as of January 1, 2003        $         --         $194,612,163
       Goodwill or FCC licenses acquired
          or finally allocated during
          the year                             9,426,669           17,481,403
                                            ------------         ------------
       Balance as of December 31, 2003      $  9,426,669         $212,093,566
                                            ============         ============


       The adjusted amounts shown below reflect the effect of retroactive application of discontinuance of the amortization of licenses as if the new method of accounting had been in effect during 2001.

                                       2003           2002            2001
       Net income
           Reported net income     $ 26,695,403   $ 28,113,520   $ 16,588,360
           Amortization                      --             --      4,505,851
                                   ------------   ------------   ------------
       Adjusted net income         $ 26,695,403   $ 28,113,520   $ 21,094,211
                                   ============   ============   ============

       Definite-lived intangible assets consist of the following at December 31:

                                                2003                 2002

       Customer relationships               $  8,888,056         $         --
       Less:  Accumulated amortization          (267,278)                  --
                                            ------------         ------------
                                            $  8,620,778         $         --
                                            ============         ============

       Amortization expense related to definite-lived intangible assets was $267,278 in 2003.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Estimated amortization expense of identified intangible assets for the next five years is as follows:

       2004                                                      $  1,551,518
       2005                                                         1,510,927
       2006                                                         1,450,000
       2007                                                         1,450,000
       2008                                                         1,450,000

4.     SELECT ACCOUNT INFORMATION

       PROPERTY, CELLULAR PLANT AND EQUIPMENT

                                               2003                 2002

       Land                                 $  5,736,838         $  3,643,696
       Plant in service                      189,462,369          153,533,992
       Plant under construction               10,378,016            6,815,296
                                            ------------         ------------
                                             205,577,223          163,992,984
       Less:  Accumulated depreciation       (84,490,984)         (61,773,480)
                                            ------------         ------------
                                            $121,086,239         $102,219,504
                                            ============         ============


       The Company capitalized interest in the amount of $385,157, $443,911 and $581,879 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, accounts payable included $612,404 and 2,100,831, respectively, related to the purchase of property, cellular, plant and equipment. Property, cellular plant and equipment includes plant in service under lease with a cost basis of $3,244,433 and accumulated depreciation of $118,251.

5.     ACQUISITIONS

       On October 15, 2003, the Company, through its wholly owned subsidiary, Midwest Wireless Iowa, L.L.C., completed an acquisition of cellular communications properties providing services to a 17-county area of Iowa.

       The acquisition was accounted for as a purchase. Accordingly, the Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses, Goodwill and Customer Relationships. The fair value of the acquired intangible assets was based on an independent appraisal of the FCC licenses and Customer Relationships. The Company is amortizing the value of Customer Relationships over six years. As a result, the financial statements include the operations related to the acquisition beginning at the acquisition date.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets, FCC Licenses, Customer Relationships acquired, and the amount allocated to goodwill. Amounts were allocated to tangible assets and liabilities based upon their fair values as of the date of acquisition. The fair value of property, cellular plant and equipment was based upon an independent appraisal.

       Cash                                                      $41,018,532
       Equity units issued                                         1,941,468
       Acquisition costs                                           1,092,858
       Liabilities assumed and resulting from acquisition
           Accounts payable and accrued liabilities                   19,250
           Customer deposits                                          64,450
           Deferred revenue                                          425,393
           Allowance for customer conversion                       1,337,230
                                                                 -----------
                    Total purchase price                          45,899,181
                                                                 -----------
       Estimated fair value of tangible assets acquired
           Accounts receivable                                       816,334
           Prepaid expenses and unbilled revenue                     103,315
           Investment in cooperatives                                158,029
           Property, cellular plant and equipment                  9,694,834
                                                                 -----------
                    Total tangible assets                         10,772,512
                                                                 -----------
       Estimated fair value of intangible assets acquired
           Customer relationships                                  8,700,000
           FCC licenses                                           17,000,000
                                                                 -----------
                    Total intangible assets                       25,700,000
                                                                 -----------
                    Net assets acquired                           36,472,512
                                                                 -----------
       Goodwill                                                  $ 9,426,669
                                                                 ===========

       On June 25, 2001, the Company acquired eight digital PCS licenses from McLeod USA, Inc. for a total purchase price of $22,400,000. The purchase is for spectrum licenses only and does not include any other assets. The licenses cover a total population of approximately 1.4 million in 63 counties in northern Iowa, southern Minnesota, eastern South Dakota, eastern Nebraska and western Illinois. The purchase price together with costs incurred of approximately $100,000 to complete the transaction was allocated to FCC licenses.

       In July 2002, the Company acquired three digital PCS licenses for $7,385,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota.

6.     MEMBERS' CAPITAL

       Members' capital includes capital contributions made by the members and the accumulated income resulting from operations. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the "Agreement"). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Under the Agreement certain restrictions exist that dictate the specific terms of any transfer or sale of units. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

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

7.     DEBT

       Debt consists of the following:

                                                             RATE AT                      BALANCE AT
                                                           DECEMBER 31                    DECEMBER 31
                                                        ----------------        ----------------------------------
                                          MATURITY       2003       2002           2003                2002
      RTFC note, variable rate             5/12/09      4.40%      5.50%        $   8,469,711       $   9,735,315
      RTFC note, variable rate             4/30/09      4.40%      5.50%           17,726,490          20,375,286
      RTFC note, variable rate             7/29/08      4.40%      5.75%            5,012,518           5,882,114
      RTFC note, variable rate             7/28/08      4.40%      5.50%            4,585,861           5,381,438
      RTFC note, variable rate             3/2/10       4.40%      5.50%           71,511,346          80,191,775
      RTFC note, variable rate             2/3/15       4.40%      5.50%            7,152,796           7,548,707
      CoBank note, variable rate          10/20/03                 5.00%                   --          25,000,000
      CoBank note, variable rate           6/30/09      4.75%                      55,000,000                  --
      CoBank note, variable rate           6/30/09      4.75%                      13,297,657                  --
      Farm Credit Leasing                 10/16/06      3.82%                       1,969,350                  --
      Farm Credit Leasing                 11/30/08      4.00%                       1,115,920                  --
                                                                                -------------       -------------
                                                                                $ 185,841,649       $ 154,114,635
      Less:  Current maturities                                                   (16,361,168)        (39,655,912)
                                                                                -------------       -------------
                                                                                $ 169,480,481       $ 114,458,723
                                                                                =============       =============

       The Company has entered into various agreements (the "Agreements") with the Rural Telephone Finance Cooperative ("RTFC"). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus 1.5%. The outstanding principal and interest are due upon maturity. At December 31, 2003 and 2002, the Company had no borrowings outstanding under the RTFC revolving loan.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a current ratio of not less than 1.25. At December 31, 2002 and 2003, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

       On October 22, 2001, the Company entered into an agreement with CoBank, ACB ("CoBank") to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bore interest at LIBOR plus 2.5% or 4.85%. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. At December 31, 2002, the Company had drawn $25,000,000 on the revolving loan. At December 31, 2002, borrowings under the agreement bore interest at LIBOR plus 3.5% or 5.0%. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 with interest at LIBOR plus 3.5% or prime plus 2.5%, a $20,000,000 revolving loan ("Revolver B") with interest at LIBOR plus 3.5% or prime plus 2.5%, and a $5,000,000 secured cash management revolving loan ("Revolver A") with interest at prime plus 0.75%. The total facility matures on June 30, 2009. The term facility has scheduled principal payments beginning the first quarter of 2005, Revolver B has mandatory commitment reductions beginning in the first quarter of 2007.

       The CoBank loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

       RTFC and CoBank have agreed to share a security interest in the Company's assets on a pro rata basis.

       On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. It entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. The Company has the option to acquire the equipment at the end of the lease for $400,000 or renew the lease for an additional 12 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. The Company has the option to acquire the equipment at the end of the lease for $208,035 or renew the lease for an additional 12 months. Both of these leases have been recorded as capital leases and therefore the assets subject to the lease have been capitalized and the lease obligation has been recorded as debt.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Maturities of debt are as follows:

       2004                                                         $ 16,361,168
       2005                                                           22,566,421
       2006                                                           26,521,849
       2007                                                           34,353,076
       2008                                                           43,385,638
       Thereafter                                                     42,653,497
                                                                    ------------
                                                                    $185,841,649
                                                                    ============

8.     OPERATING LEASE COMMITMENTS

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2003, are as follows:

       2004                                                         $  1,366,937
       2005                                                            1,154,048
       2006                                                              920,650
       2007                                                              648,342
       2008                                                              335,151
       Thereafter                                                        814,999
                                                                    ------------
                                                                    $  5,240,127
                                                                    ============

       Rental expense was $2,079,076, $1,645,524 and $955,514 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.     EMPLOYEE BENEFITS

       The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the "401(k) Plan") for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $493,124, $473,644 and $376,783 for the years ended December 31, 2003, 2002 and 2001, respectively. Profit sharing contribution expenses were $597,716, $544,981 and $455,778 for the years ended December 31, 2003, 2002 and 2001, respectively. Profit sharing contributions are 100% vested after five years of employment.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the "Plan") for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,359,360, $1,287,172 and $1,053,863 in compensation expense related to the Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

10.    OPTION PLAN

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they are granted. At December 31, 2003, there were 30,343 units available for issuance under this plan.

                                                         OPTIONS OUTSTANDING
                                                     --------------------------
                                                                      WEIGHTED
                                          AVAILABLE                   AVERAGE
                                             FOR        NUMBER       PRICE PER
                                            GRANT      OF UNITS         UNIT

       Balances at December 31, 2001       37,940        8,802      $309.37

       Granted                             (4,809)       4,809      $344.00
                                           ------       ------

       Balances at December 31, 2002       33,131       13,611      $321.60

       Granted                             (2,788)       2,788      $263.84
                                           ------       ------

       Balances at December 31, 2003       30,343       16,399      $311.78
                                           ======       ======

       The weighted average fair value of options at the date of grant was $58.03, $66.12 and $52.73 in 2003, 2002 and 2001, respectively.

MIDWEST WIRELESS HOLDINGS L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                --------------------------------------      ----------------------
                                              WEIGHTED
                                               AVERAGE        WEIGHTED                    WEIGHTED
                                              REMAINING       AVERAGE                     AVERAGE
                                             CONTRACTUAL      EXERCISE                    EXERCISE
        EXERCISE PRICES         NUMBER          LIFE           PRICE         NUMBER        PRICE
     $263.84                     2,788          9.01          $263.84            --         --
     $299.06                     4,092          6.59          $299.06         4,092       $299.06
     $318.32                     4,285          7.01          $318.32         4,285       $318.32
     $318.32                       425          7.65          $318.32           425       $318.32
     $344.00                     4,809          8.01          $344.00            --         --

       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                                FISCAL YEAR
                                     -----------------------------------
                                      2003         2002         2001
       Dividend yield                   3.46%        2.33%        2.47%
       Risk-free interest rate          4.07%        5.20%        4.73%
       Expected lives                10 years     10 years     10 years

                                   Signatures
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEW ULM TELECOM, INC.
                                (Registrant)

Date: March 26, 2004        By  /s/  Bill Otis
      --------------            ------------------------------------------------
                                Bill Otis, President and Chief Executive Officer
                                  (Principal Executive Officer)

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

Date: March 26, 2004        By  /s/  Bill Otis
      --------------            ------------------------------------------------
                                Bill Otis, President and Chief Executive Officer
                                  (Principal Executive Officer)

                                /s/ Nancy Blankenhagen
                                ------------------------------------------------
                                Nancy Blankenhagen, Interim Chief Financial
                                  Officer and Treasurer (Interim Principal
                                  Financial and Accounting Officer)

                                /s/ James Jensen
                                ------------------------------------------------
                                James Jensen, Chairman of the Board

                                /s/ Duane Lambrecht
                                ------------------------------------------------
                                Duane Lambrecht, Director

                                /s/ Gary Nelson
                                ------------------------------------------------
                                Gary Nelson, Director

                                /s/ Rosemary Dittrich
                                ------------------------------------------------
                                Rosemary Dittrich, Director

                                /s/ Mary Ellen Domeier
                                ------------------------------------------------
                                Mary Ellen Domeier, Director

                                /s/ Perry Meyer
                                ------------------------------------------------
                                Perry Meyer, Director

                                /s/ Robert Ranweiler
                                ------------------------------------------------
                                Robert Ranweiler, Director

                                INDEX TO EXHIBITS


Exhibits are required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

        3.1 Restated Articles of Incorporation (incorporated by reference to the New Ulm Telecom, Inc. quarterly report on Form 10-Q (file No. 000-03024) filed on August 12, 2003).

        3.2 Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K (file No. 000-03024) for the fiscal year ended December 31, 1986).

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

        21*    Subsidiaries of the Registrant
        24*    Power of Attorney (Included on Signature Page)
        31.1*  Chief Executive Officer Certification pursuant to Exchange Act
               Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2*  Chief Financial Officer Certification pursuant to Exchange Act
               Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1*  Chief Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2*  Chief Financial Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                * Filed herewith