Form 10-Q
period 2004-03-31
NEW ULM TELECOM INC
filed 2004-05-10
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

                            Yes   X     No       .
                                -----      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                            Yes         No    X  .
                                -----      ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2004: 5,115,435 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                 MARCH 31, 2004




PART I FINANCIAL INFORMATION

     Item 1  Financial Statements............................................3-7
             Unaudited Consolidated Balance Sheets...........................3-4
             Unaudited Consolidated Statements of Income.......................5
             Unaudited Consolidated Statements of Stockholders' Equity.........6
             Unaudited Consolidated Statements of Cash Flows...................7
             Notes to Unaudited Consolidated Financial Statements...........8-14
     Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................15-24
     Item 3  Quantitative and Qualitative Disclosures About Market Risk.......24
     Item 4  Controls and Procedures..........................................25

PART II OTHER INFORMATION.....................................................26

     Item 2  Changes in Securities and Use of Proceeds........................26

     Item 6  Exhibits and Report on Form 8-K..................................26

SIGNATURES....................................................................26

INDEX TO EXHIBITS.............................................................27

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS







                                                    MARCH 31,   DECEMBER 31,
                                                      2004         2003
                                                   -----------  ------------
CURRENT ASSETS
   Cash and cash equivalents                       $ 2,935,079   $ 2,201,435
   Receivables, net of allowance for
     doubtful accounts of $113,634 and $102,500      1,472,691     2,649,347
   Inventories                                         330,407       336,958
   Prepaid expenses                                    205,385       271,716
                                                   -----------   -----------
                                                     4,943,562     5,459,456
                                                   -----------   -----------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization     3,243,877     3,244,390
   Cellular investments                             15,701,346    15,155,015
   Other                                             1,478,909     1,181,089
                                                   -----------   -----------
                                                    20,424,132    19,580,494
                                                   -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                         54,461,672    54,108,739
   Other property and equipment                      2,572,777     2,562,539
   Cable television plant                            2,237,142     2,207,476
                                                   -----------   -----------
                                                    59,271,591    58,878,754
   Less Accumulated Depreciation                    31,653,474    30,588,170
                                                   -----------   -----------
                                                    27,618,117    28,290,584
                                                   -----------   -----------

TOTAL ASSETS                                       $52,985,811   $53,330,534
                                                   ===========   ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                      MARCH 31,    DECEMBER 31,
                                                       2004           2003
                                                     -----------   ------------
CURRENT LIABILITIES
   Current portion of long-term debt                 $ 2,515,217   $ 2,515,217
   Accounts payable                                      634,940     1,011,579
   Other accrued taxes                                    70,985        75,188
   Other accrued liabilities                             533,391       612,552
                                                     -----------   -----------
                                                       3,754,533     4,214,536
                                                     -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION                  17,005,413    17,630,413
                                                     -----------   -----------

OTHER NON-CURRENT LIABILITIES AND DEFERRED CREDITS
   Loan guarantee                                        187,500            --
   Deferred income taxes                               5,243,963     5,243,963
   Investment tax credits                                  2,331         3,165
                                                     -----------   -----------
                                                       5,433,794     5,247,128
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.66 par value, 10,000,000
      and 0 shares authorized, 0 shares issued
      and outstanding                                         --            --
   Common stock - $1.66 par value, 19,200,000
      shares authorized, 5,115,435 and 5,115,585
      shares issued and outstanding, respectively      8,525,725     8,525,975
   Retained earnings                                  18,266,346    17,712,482
                                                     -----------   -----------
                                                      26,792,071    26,238,457
                                                     -----------   -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $52,985,811   $53,330,534
                                                     ===========   ===========




The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                               FOR THREE MONTHS ENDED
                                                      MARCH 31,
                                            -----------------------------
                                               2004              2003
                                            -----------       -----------
OPERATING REVENUES
   Local network                            $   987,505       $   860,060
   Network access                             1,586,451         1,543,268
   Billing and collecting                        21,491            28,718
   Miscellaneous                                108,969           110,290
   Video services                               410,972           287,685
   Other nonregulated services                  877,525           761,381
                                            -----------       -----------
                                              3,992,913         3,591,402
                                            -----------       -----------

OPERATING EXPENSES
   Plant operations                             514,851           473,897
   Depreciation and amortization              1,065,910         1,024,786
   Customer                                     278,619           213,691
   General and administrative                   555,190           505,798
   Other operating expenses                     766,042           616,514
                                            -----------       -----------
                                              3,180,612         2,834,686
                                            -----------       -----------

OPERATING INCOME                                812,301           756,716
                                            -----------       -----------

OTHER (EXPENSES) INCOME
   Interest expense                            (134,122)         (152,306)
   Interest income                               14,264             8,322
   Cellular investment income                   789,002           769,147
   Other investment income                      165,812           210,587
                                            -----------       -----------
                                                834,956           835,750
                                            -----------       -----------

INCOME BEFORE INCOME TAXES                    1,647,257         1,592,466

INCOME TAXES                                    666,124           649,889
                                            -----------       -----------

NET INCOME                                  $   981,133       $   942,577
                                            ===========       ===========

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2               $      0.19       $      0.18
                                            ===========       ===========

DIVIDENDS PER SHARE                         $    0.0833       $    0.0833
                                            ===========       ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                            5,115,435         5,115,585
                                            ===========       ===========

The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2003 AND
                        THREE MONTHS ENDED MARCH 31, 2004


                                         Common Stock                Retained
                                      Shares          Amount         Earnings
                                   ------------    ------------    ------------

BALANCE on December 31, 2003          5,115,585    $  8,525,975    $ 17,712,482

Net income                                                              981,133
Dividends                                                              (426,117)
Retired stock                              (150)           (250)         (1,152)

                                   ------------    ------------    ------------
BALANCE on March 31, 2004             5,115,435    $  8,525,725    $ 18,266,346
                                   ============    ============    ============









The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THREE MONTHS ENDED
                                                            -----------------------------------
                                                            MARCH 31, 2004       MARCH 31, 2003
                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   981,133          $   942,577
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                       1,065,910            1,024,786
            Cellular investment income                           (789,002)            (769,147)
            Distributions from cellular investements              242,671              222,019
           Decrease in:
             Receivables                                        1,176,656              664,996
             Inventories                                            6,551              124,211
             Prepaid expenses                                      66,331               32,811
           Increase (Decrease) in:
             Accounts payable                                      66,237               69,109
             Other accrued taxes                                   (4,203)              13,341
             Other accrued liabilities                            (79,161)              26,857
             Deferred investment tax credits                         (834)                (886)
                                                              -----------          -----------
               Net cash provided by operating activities        2,732,289            2,350,674
                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net               (835,806)          (1,765,506)
   Change in notes receivable                                          --               17,037
   Other, net                                                    (110,320)            (172,486)
                                                              -----------          -----------
               Net cash used in investing activities             (946,126)          (1,920,955)
                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments of Long-Term Debt                          (625,000)            (381,978)
   Retire Stock                                                    (1,402)                  --
   Dividends Paid                                                (426,117)            (426,129)
                                                              -----------          -----------
               Net Cash Used by Financing Activities           (1,052,519)            (808,107)
                                                              -----------          -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              733,644             (378,388)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                       2,201,435            1,914,113
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                           $ 2,935,079          $ 1,535,725
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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders' equity as of March 31, 2004, and statements of income and the statements of cash flows for the periods ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,435 at March 31, 2004 and 5,115,585 at March 31, 2003.

NOTE 3 - RECLASSIFICATIONS

The consolidated financial statements of New Ulm Telecom, Inc. include New Ulm Telecom, Inc. and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Cellular Sector and (iii) Phonery Sector. All intercompany transactions have been eliminated from the consolidated financial statements.

Beginning in the first quarter 2004, New Ulm Telecom, Inc. and its subsidiaries reported its previously reported business segments of New Ulm Telecom, Western Telephone, Peoples Telephone, New Ulm Phonery, and Cellular on the basis of functionality. The new basis of segment reporting reflects the integration of New Ulm Telecom, Inc.'s management, sales, service and support functions in the three areas of Telecom, Cellular, and Phonery, as well as reflecting the level at which management now reviews and makes resource allocation and other management decisions regarding the operations of the Company. All segment information reported in 2003 has been reclassified to conform to this new presentation. These reclassifications had no impact on previously reported consolidated operating income, net income or shareholders' equity. See Note 8 for segment information.

NOTE 4 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the three months ended March 31:

                                               2004                   2003
                                               ----                   ----
             Interest                      $134,063               $155,922
             Income taxes                   $12,000                $83,000

Noncash investing activities included $54,692 and $515,569 during the periods ended March 31, 2004 and 2003, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2004 and 2003. A noncash investing activity included $187,500 for the period ended March 31, 2004 relating to the guarantee of indebtedness of FiberComm, L.C.

NOTE 5 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. At March 31, 2004, there was $11,625,000 of direct borrowings outstanding under this facility at an interest rate of 2.57%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. At March 31, 2004, there was $7,750,000 of direct borrowings outstanding under this facility at an interest rate of 2.57%.

NOTE 6 - MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment on at least an annual basis.

At March 31, 2004, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at March 31, 2004 (9.88% at December 31, 2003). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2003 MWH had investments in cellular, Local Multipoint Distribution Service

(LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives.

Changes in goodwill are summarized below:

                                                    March 31,      December 31,
                                                      2004            2003
                                                   -----------     ------------

     Goodwill on wireline acquisitions             $ 3,218,906     $ 3,218,906
     Goodwill on cellular investments                4,890,389       4,890,389
                                                   -----------     -----------
                                                   $ 8,109,295     $ 8,109,295
                                                   ===========     ===========

Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:

                                                    March 31,      December 31,
                                                      2004            2003
                                                   -----------     ------------

     Gross Carrying Amount                         $ 30,785         $ 30,785
     Accumulated amortization                        (5,814)          (5,301)
                                                   --------         --------
                                                   $ 24,971         $ 25,484
                                                   ========         ========

Under SFAS No. 142 intangible assets with definite lives will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 8 - SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom sector, the Cellular sector, and the Phonery sector. The Telecom sector consists of the operations of its incumbent local exchange carriers (ILEC's), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular sector includes the sales and service of cellular phones and accessories, and a cellular investment in MWH. The cellular investment in the Cellular sector is recorded on the equity method and is shown using the proportionate consolidation method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company's revenues in any of the last three years.

Segment information is as follows:

                                        Telecom        Cellular        Phonery
                                        Segment        Segment         Segment      Eliminations    Consolidated
                                     ------------    ------------    ------------   ------------    ------------
THREE MONTHS ENDED MARCH 31, 2004
Operating Revenues                   $  3,662,383    $  4,771,740    $    487,296   $ (4,928,506)   $  3,992,913
Operating Expenses                      3,115,875       4,001,298         236,527     (4,173,088)      3,180,612
                                     ------------    ------------    ------------   ------------    ------------
Operating income                          546,508         770,442         250,769       (755,418)        812,301
Interest expense                         (114,805)       (215,942)             --        196,625        (134,122)
Cellular Investment Income                     --              --              --        789,002         789,002
Other Investment Income                   180,076         230,209              --       (230,209)        180,076
                                     ------------    ------------    ------------   ------------    ------------
Income before income taxes           $    611,779    $    784,709    $    250,769   $         --    $  1,647,257
                                     ============    ============    ============   ============    ============

Depreciation and amortization        $  1,045,975    $    692,526    $     19,935   $   (692,526)   $  1,065,910
                                     ============    ============    ============   ============    ============

Total Assets                         $ 83,650,996    $ 46,254,719    $  4,858,219   $(81,778,123)   $ 52,985,811
                                     ============    ============    ============   ============    ============

Capital Expenditures                 $    835,806    $    869,177    $         --   $   (869,177)   $    835,806
                                     ============    ============    ============   ============    ============


                                        Telecom        Cellular        Phonery
                                        Segment        Segment         Segment      Eliminations    Consolidated
                                     ------------    ------------    ------------   ------------    ------------
THREE MONTHS ENDED MARCH 31, 2003
Operating Revenues                   $  3,308,388    $  3,765,715    $    424,027   $ (3,906,728)   $  3,591,402
Operating Expenses                      2,742,006       2,818,603         259,994     (2,985,917)      2,834,686
                                     ------------    ------------    ------------   ------------    ------------
Operating income                          566,382         947,112         164,033       (920,811)        756,716
Interest expense                         (110,881)       (248,909)             --        207,484        (152,306)
Cellular Investment Income                     --              --              --        769,147         769,147
Other Investment Income                   218,873          55,820              36        (55,820)        218,909
                                     ------------    ------------    ------------   ------------    ------------
Income before income taxes           $    674,374    $    754,023    $    164,069   $         --    $  1,592,466
                                     ============    ============    ============   ============    ============

Depreciation and amortization        $  1,012,344    $    511,849    $     12,442   $   (511,849)   $  1,024,786
                                     ============    ============    ============   ============    ============

Total Assets                         $ 81,140,958    $ 39,733,068    $  4,226,404   $(72,812,034)   $ 52,288,396
                                     ============    ============    ============   ============    ============

Capital Expenditures                 $  1,765,506    $    677,247    $         --   $   (677,247)   $  1,765,506
                                     ============    ============    ============   ============    ============


NOTE 9 - RECENT ACCOUNTING DEVELOPMENTS

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51", which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (1) the ability to make Company decisions about the entity's activities; (2) the obligation to absorb the entity's losses if they occur; or (3) the right to receive the entity's future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provision of the interpretation are effective for financial statements issued for the first period ending after June 15, 2003. The adoption of the provisions of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have financial instruments that have characteristics of both liabilities and equity, therefore, adoption of SFAS No. 150 did not have a material effect on its financial position and results of operations.

NOTE 10 - CONTINGENCIES

The Company is involved in certain contractual disputes in the ordinary course of business. The Company does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 11 - GUARANTEES

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

On January 30, 2004, New Ulm guaranteed the indebtedness of FiberComm, L.C. (a 12.59% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, L.C. New Ulm Telecom, Inc.'s liability for the guarantee is not to exceed 6.25% of the indebtedness of FiberComm, L.C. at default, all of the accrued interest, and the expenses of collection or protection of Lender's rights and remedies under the guarantee. The Company has recorded a liability for $187,500 in connection with this guarantee, which is the maximum potential liability under the terms of the guarantee.

NOTE 12 - SUBSEQUENT EVENT

On April 2, 2004, the Company signed a purchase agreement with West Iowa Telephone Company ("Seller") to purchase their 12.6175% membership interest in Fibercomm L.C. for $60,000 and the assumption of the Sellers' guaranty obligation of $187,500 or 6.25% of Fibercomm L.C.'s indebtedness. On April 16, 2004, the Company made payment to the Seller in the amount of $60,000 and signed an assumption of the guaranty obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements that are based on management's current expectations, estimates and projections about the industry in which the Company operates and management's beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company's future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

          o increased competition in core business sectors which may decrease market share and or affect the pricing of services and products;
          o    the ability to retain key employees;
          o changing market conditions which may affect growth rates in the industry;
          o the ability to secure financing for future expansion and operations;
          o    the ability to improve operations with new technologies;
          o required investment in technological innovations which may affect future capital needs;
          o    the continuation of historical trends;
          o    the economy in general;
          o the future of the communications industry and communications services;
          o the effect of legal and regulatory changes which may have an effect on business;
          o sufficient cash generation from current operations to fund future liquidity needs; and
          o other risk and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

OVERVIEW
--------

The Company operates three business segments. The majority of its operations consist of the Telecom segment that provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and has a 9.88% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

                              RESULTS OF OPERATIONS
                              ---------------------

CONSOLIDATED OPERATING RESULTS
------------------------------

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

         OPERATING REVENUES:
         -------------------

         Total operating revenues were $3,992,913 for the three months ended March 31, 2004, for an increase of 11.2% or $401,511 compared to the same period in 2003. All operating segments experienced growth over the same period in 2003. The Telecom sector realized the majority of the increase in revenues due to new and expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a "triple-play" of services to its subscribers. In the telecommunications industry, a "triple-play" of services refers to offering telephone, Internet, and video services over the same infrastructure. It is expected that the infrastructure investment and the geographic expansion of the Company's service offerings will provide this segment with continued future growth. Operating revenues were also enhanced in this sector due to a rate increase for local network service that took place in June 2003. The Telecom sector also had a slight increase in its network access revenue, despite the downward pricing pressure on access charges and a decrease in the access minutes of use. The increase occurred due to the Company's eligibility for high-cost loop funding through the Universal Service Fund for its operations in New Ulm, MN and the immediately surrounding communities served by New Ulm Telecom, Inc. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize any impact on the Company. The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment contributed to increased operating revenues through increased sales of customer premise equipment (CPE), revenues from leased network capacity, and an increase in the resale of long distance services.

         OPERATING EXPENSES:
         -------------------

         Operating expenses for the three months ended March 31, 2004 increased $345,926 or 12.2% compared to the same period in 2003, with the Telecom segment responsible for the vast majority of the increase. Depreciation expense for the Telecom segment saw an increase of $38,804 in 2004 compared to 2003. This increase was reflective of the new investments in the Telecom segment's infrastructure. The remainder of the increase in the Telecom segment reflected the additional general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company's complete assortment of products and services to all the communities that it serves.

         OPERATING INCOME:
         -----------------

         Operating income for the three months ended March 31, 2004 increased $55,585 or 7.4% over the three months ended March 31, 2003. The increase in income was primarily due to the increase in operating revenues.

         OTHER INCOME:
         -------------

         Overall, other income for the three months ended March 31, 2004 decreased $794 compared to the three months ended March 31, 2003.

         Other investment income decreased $44,775 for the three months ended March 31, 2004 over the same period in 2003 due to a decrease of investment income for Fibercom, L.L.C., a competitive local exchange carrier (CLEC) in Sioux City, Iowa, partially offset by an increase in the investment income for CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing.

         The Company's cellular investment income increased $19,855, as the profitability of Midwest Wireless continues to show growth.

         There was an $18,184 decrease in interest expense for the three-month period ended March 31, 2004 compared to the same period in 2003. The decrease in interest expense was due to a reduced debt load and steady interest rates.

         NET INCOME:
         -----------

         Net income was $981,133 for the three months ended March 31, 2004 compared with $942,577 for the same period in 2003. This $38,556 or 4.1% increase was primarily attributed to the increase in operating income.

Summary of Operations

                                                Quarter Ended March 31,
                                            --------------------------------
                                               2004                  2003
                                            ----------            ----------
 Operating Income:
    Telecom Segment                         $  546,508            $  566,382
    Cellular Segment                            15,024                26,301
    Phonery Segment                            250,769               164,033
                                            ----------            ----------

         Total                                 812,301               756,716
  Other Income                                 969,078               988,056
  Interest Expense                            (134,122)             (152,306)
  Income Taxes                                (666,124)             (649,889)
                                            ----------            ----------

  Net Income                                $  981,133            $  942,577
                                            ==========            ==========

  Basic and Diluted
  Earnings Per Share                        $      .19            $      .18

 Weighted Average
    Shares Outstanding                       5,115,435             5,115,585




RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

TELECOM SEGMENT OPERATIONS

The Telecom segment revenues represent 86.3% of the Company's consolidated operating revenues for the three-month period ended March 31, 2004 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,200 customers access to the local network in Minnesota and Iowa, and by providing interexchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its "triple-play" of services. Total Telecom segment revenues for the three-month period ending March 31, 2004 increased $353,995 or 10.7% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

                                                Quarter Ending March 31,
                                            --------------------------------
                                               2004                 2003
                                            -----------          -----------

Operating Revenues:
        Local Network                       $ 1,009,650          $  897,581
        Network Access                        1,593,651           1,553,924
        Other                                 1,059,082             856,883

                                            -----------          ----------
               Total Operating Revenues       3,662,383           3,308,388
                                            -----------          ----------

Cash Operating Expenses                       2,069,900           1,735,123
Noncash Operating Expenses                    1,045,975           1,006,883

                                            -----------          ----------
               Total Operating Expenses       3,115,875           2,742,006
                                            -----------          ----------

Operating Income                                546,508             566,382
                                            -----------          ----------

Net Income                                  $   364,713          $  396,037
                                            ===========          ==========


Local network revenue increased in the Telecom segment by $112,069 or 12.5% for the three months ended March 31, 2004 compared to the same period in 2003. Local network revenue increased during this period as a result of continued growth in the service offerings for the CLEC in Redwood Falls, MN that began operations in the third quarter of 2002. The CLEC accounted for an increase of $47,231 in local network revenue. The local network revenue also saw an increase due to a rate increase at its Minnesota ILEC locations June 1, 2003. This rate increase accounted for approximately $46,000 of the increase in local network revenue. Targeted marketing, promotions, and packaging of vertical services, most notably the introduction of DSL to supplement basic line charges, accounted for the remainder of the increase in local network revenue.

Network access revenue increased $39,727 or 2.6% for the three months ended March 31, 2004 compared with the same period in 2003. The Telecom segment has invested over $20 million in capital expenditures since 2001. These capital expenditures have enhanced this segment's infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund in its New Ulm Telecom, Inc. ILEC. The Telecom segment has experienced a 0.1% decrease in access minutes for the three months ended March 31, 2004, a common industry trend. The effect of the decrease in access minutes of use was minimized due to the increased number of access subscribers in the Redwood Falls, MN CLEC during the first quarter of 2004 as compared to the same period in 2003. The Company continues to monitor the negative effects of network access pricing and a downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize any impact on the Company.

Other operating revenues increased $202,199 or 23.6% for the three months ended March 31, 2004 compared with the same period in 2003. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a "triple-play" of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield and Redwood Falls, MN was responsible for $123,013 of the increase in these revenues. The remainder of the revenue increase was attributed to Telecom segment's sale of Internet services.

Cash operating expenses increased $334,777 or 19.3% for the three-month period ended March 31, 2004 compared with the same period in 2003. Cash operating expenses have increased due to the continued growth of CLEC operations in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allows the Company to offer the "triple-play" of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer's desire for this service), offer additional services (video and DSL), pursue aggressive marketing to create brand recognition, and provide solutions for our customers' communications needs. The Telecom segment also realizes potential for growth by competitively offering its array of services in an increasing number of communities. The Telecom segment began offering its services competitively in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Noncash operating expenses increased $39,092 or 3.9% for the three months ended March 31, 2004 compared with the same period in 2003. Depreciation expense was the cause of this increase. The increase in depreciation expense was reflective of the new investments in the segment's infrastructure as previously discussed.

Operating income decreased $19,874 or 3.5% for the three months ended March 31, 2004 compared with the same period in 2003. The decrease in operating income was primarily due to additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment's complete array of products and services. The $353,995 increase in revenues combined with a $373,869 increase in operating expenses resulted in the $19,874 decrease in operating income.

CELLULAR SEGMENT

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company's 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories decreased by $11,277 for the three month period ending March 31, 2004 compared to March 31, 2003. This decline in revenue is due to the discounts on cellular phones given as incentives for customers to subscribe to MWH's cellular phone service. Cellular investment income increased $19,855 or 2.6% for the three months ended March 31,

2004 compared to the same period ended in 2003. This increase was the result of revenue and income growth as MWH continues to gain market share. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method.

                                                Quarter Ending March 31,
                                            --------------------------------
                                               2004                  2003
                                            ----------            ----------

Proportionate Method:
        Operating Revenues                  $4,677,800            $3,712,956

        Cash Operating Expenses              3,229,856             2,280,296
        Noncash Operating Expenses             692,526               511,849

                                            ----------            ----------
               Total Operating Expenses      3,922,382             2,792,145
                                            ----------            ----------

Operating Income                               755,418               920,811
                                            ----------            ----------

Cellular Investment Income                  $  789,002            $  769,147
                                            ==========            ==========

A recap of income for the cellular segment, which includes its proportional share of the income in its investment in MWH, is contained in the following table.

                                                Quarter Ending March 31,
                                            --------------------------------
                                               2004                  2003
                                            ----------            ----------


Operating Revenues:                         $   93,940            $   52,759
                                            ----------            ----------

Cash Operating Expenses                         78,916                26,458
Noncash Operating Expenses                          --                    --

                                            ----------            ----------
               Total Operating Expenses         78,916                26,458
                                            ----------            ----------

Operating Income                                15,024                26,301
                                            ----------            ----------

Interest Expense                               (19,317)              (41,425)
Cellular Investment Income                     789,002               769,147

Net Income                                  $  467,137            $  448,870
                                            ==========            ==========

PHONERY SEGMENT

The Phonery segment represents 11.5% of the consolidated operating revenues for the three-month period ended March 31, 2004 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment's expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.


                                                Quarter Ending March 31,
                                            --------------------------------
                                               2004                  2003
                                            ----------            ----------


Operating Revenues:                         $  487,296            $ 424,027
                                            ----------            ---------

Cash Operating Expenses                        216,592              242,091
Noncash Operating Expenses                      19,935               17,903

                                            ----------            ---------
               Total Operating Expenses        236,527              259,994
                                            ----------            ---------

Operating Income                               250,769              164,033
                                            ----------            ---------

Net Income                                  $  149,283            $  97,670
                                            ==========            =========

Operating revenue increased $63,269 or 14.9% for the three months ended March 31, 2004 compared to the same period ended 2003. An increase in sales, service and installation revenues accounted for approximately $30,000 of the increase in operating revenue. The Phonery segment realized an $18,809 increase in revenues from the resale of long distance toll for the first quarter of 2004 as compared to the first quarter of 2003. The remainder of the increase was accounted for by a revenue increase in leased network capacity.

Cash operating expenses decreased $25,499 or 10.5% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This three-month decrease can be attributed to a decrease in cost of goods sold, and this segment's success in achieving cost efficiencies. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Noncash operating expenses increased $2,032 or 11.4% for the quarter ended March 31, 2004 compared with the same period in 2003. The increase was attributable to an increase in depreciation expense.

Operating income increased by $86,736 or 52.9% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase in income was the result of the increases in income from CPE sales and service, leased network access, and the resale of long distance toll service.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) for the Company was $43,797,484 at March 31, 2004, reflecting 61.2% equity and 38.8% debt. This compares to a capital structure of $43,868,870 at December 31, 2003, reflecting 59.8% equity and 40.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $2,732,289 for the three-month period ended March 31, 2004 compared to $2,350,674 for the three-month period ended March 31, 2003. Cash flows from operations for the three months ended March 31, 2004 and 2003 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $946,126 for the three months ended March 31, 2004 compared to $1,920,955 for the same period in 2003. Capital expenditures relating to on-going businesses were $835,806 during the first three months of 2004 as compared to $1,765,506 for the same period in 2003. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $2,770,000 in 2004.

Cash flows used by financing activities was $1,052,519 for the three-month period ended March 31, 2004 compared to cash flows used by financing activities of $808,107 for the three-month period ended March 31, 2003. Included in cash flows used in financing activities were debt repayments, repurchased and retired stock, and dividend payments.

DIVIDENDS

The Company paid dividends of $426,117 during the first quarter of 2004 and $426,129 during the first quarter of 2003. These were dividends of $.0833 per share. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2004. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

Working capital was $1,189,029 as of March 31, 2004, compared to working capital of $1,244,920 as of December 31, 2003. The decrease of $55,891 in working capital reflects the Company's decrease in receivables. The ratio of current assets to current liabilities was 1.3:1.0 as of March 31, 2004 and 1.3:1.0 as of December 31, 2003.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At March 31, 2004, there were $11,625,000 of direct borrowings outstanding under this facility at an interest rate of 2.57%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter are required on this loan. At March 31, 2004, there were $7,750,000 of direct borrowings outstanding under this facility at an interest rate of 2.57%.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its debt to total capital proportions of 40 to 60 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more (approximately 3%) for the first three months of 2004, the Company's interest expense would have increased around $14,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (e) During the first quarter of 2004, the Company repurchased 150 shares of its common stock at $9.35 per share in a private transaction. The repurchase was made pursuant to the default provisions of a loan agreement between the Company and a former non-executive officer employee.

                  As reflected in the following tabular disclosure, the Company has no publicly announced repurchase plans or programs.

------------------------- ---------------- ------------ ---------------------------- ---------------------------------
Period                    Total Number     Average      Total Number of Shares       Maximum Number (or Approximate
                          of Shares        Price Paid   Purchased as Part of         Dollar Value) of Shares that
                          Purchased        per Share    Publicly Announced Plans     May Yet Be Purchased Under the
                                                        or Programs                  Plans or Programs
------------------------- ---------------- ------------ ---------------------------- ---------------------------------
1/1/04 - 1/31/04                150           $9.35                  0                              0
------------------------- ---------------- ------------ ---------------------------- ---------------------------------
2/1/04 - 2/29/04                 0             N/A                   0                              0
------------------------- ---------------- ------------ ---------------------------- ---------------------------------
3/1/04 - 3/31/04                 0             N/A                   0                              0
------------------------- ---------------- ------------ ---------------------------- ---------------------------------
Total                           150           $9.35                  0                              0
------------------------- ---------------- ------------ ---------------------------- ---------------------------------


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  See "Index to Exhibits" on page 27 of this Form 10-Q.

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NEW ULM TELECOM, INC.


Dated:  May 10, 2004                      By    /s/ James P. Jensen
                                                --------------------------------
                                                James P. Jensen, Chairman


Dated:  May 10, 2004                      By    /s/ Bill Otis
                                                --------------------------------
                                                Bill Otis, President

                                INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------

31.1 Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002