Form 10-Q
period 2004-06-30
NEW ULM TELECOM INC
filed 2004-08-05
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 2004: 5,115,435 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2004


PART I FINANCIAL INFORMATION

         Item 1  Financial Statements..........................................................................3-7
                  Unaudited Consolidated Balance Sheets........................................................3-4
                  Unaudited Consolidated Statements of Income....................................................5
                  Unaudited Consolidated Statements of Stockholders' Equity......................................6
                  Unaudited Consolidated Statements of Cash Flows................................................7
                  Notes to Unaudited Consolidated Financial Statements........................................8-15
         Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.......16-26
         Item 3  Quantitative and Qualitative Disclosures About Market Risk..................................26-27
         Item 4  Controls and Procedures........................................................................27

PART II OTHER INFORMATION....................................................................................28-29

         Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities.............................................................................28
         Item 4  Submission of Matters to a Vote of Security Holders.........................................28-29
         Item 6  Exhibits and Report on Form 8-K................................................................29

SIGNATURES......................................................................................................30

INDEX TO EXHIBITS...............................................................................................31


                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS





                                     ASSETS



                                                                           JUNE 30,                 DECEMBER 31,
                                                                             2004                        2003
                                                                    --------------------        --------------------
CURRENT ASSETS
   Cash and cash equivalents                                        $         2,759,532          $        2,201,435
   Receivables, net of allowance for doubtful
     accounts of $125,298 and $102,500 - Note 12                                970,974                   2,649,347
   Inventories                                                                  491,605                     336,958
   Prepaid expenses                                                             135,301                     271,716
                                                                    --------------------        --------------------
                                                                              4,357,412                   5,459,456
                                                                    --------------------        --------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization                              3,243,364                   3,244,390
   Cellular investments                                                      16,157,577                  15,155,015
   Other                                                                      1,731,474                   1,181,089
                                                                    --------------------        --------------------
                                                                             21,132,415                  19,580,494
                                                                    --------------------        --------------------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                                                  55,250,657                  54,108,739
   Other property and equipment                                               2,587,554                   2,562,539
   Cable television plant                                                     2,289,639                   2,207,476
                                                                    --------------------        --------------------
                                                                             60,127,850                  58,878,754
   Less accumulated depreciation                                             32,717,895                  30,588,170
                                                                    --------------------        --------------------
                                                                             27,409,955                  28,290,584
                                                                    --------------------        --------------------

TOTAL ASSETS                                                        $        52,899,782          $       53,330,534
                                                                    ====================        ====================



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       JUNE 30,                  DECEMBER 31,
                                                                                         2004                          2003
                                                                               ---------------------         ---------------------
CURRENT LIABILITIES
   Current portion of long-term debt                                            $         2,515,217           $         2,515,217
   Accounts payable                                                                         688,453                     1,011,579
   Accrued income taxes                                                                      44,062                             -
   Other accrued taxes                                                                       81,498                        75,188
   Other accrued liabilities                                                                564,367                       612,552
                                                                               ---------------------         ---------------------
                                                                                          3,893,597                     4,214,536
                                                                               ---------------------         ---------------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                     16,380,413                    17,630,413
                                                                               ---------------------         ---------------------

NON-CURRENT LIABILITIES AND DEFERRED CREDITS
   Loan guarantee - Note 11                                                                 375,000                             -
   Income taxes                                                                           5,243,963                     5,243,963
   Investment tax credits                                                                     1,554                         3,165
                                                                               ---------------------         ---------------------
                                                                                          5,620,517                     5,247,128
                                                                               ---------------------         ---------------------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.66 par value, 10,000,000  shares
      authorized, 0 shares issued and outstanding                                                 -                             -
   Common stock - $1.66 par value, 90,000,000 shares
      authorized, 5,115,435 and 5,115,585 shares issued and
      outstanding, respectively                                                           8,525,725                     8,525,975
   Retained earnings                                                                     18,479,530                    17,712,482
                                                                               ---------------------         ---------------------
                                                                                         27,005,255                    26,238,457
                                                                               ---------------------         ---------------------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                      $        52,899,782           $        53,330,534
                                                                               =====================         =====================



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE 30,                           JUNE 30,
                                         2004             2003              2004               2003
                                   --------------    --------------    --------------    --------------
OPERATING REVENUES
   Local network                   $    1,004,634    $      917,305    $    1,992,139    $    1,777,365
   Network access - Note 12             1,101,945         1,794,065         2,688,396         3,337,333
   Billing and collecting                  19,164            24,904            40,655            53,622
   Miscellaneous                          110,312           101,684           219,281           211,974
   Video services                         446,934           329,167           857,906           616,852
   Other nonregulated services            867,010           832,800         1,744,535         1,594,181
                                   --------------    --------------    --------------    --------------
                                        3,549,999         3,999,925         7,542,912         7,591,327
                                   --------------    --------------    --------------    --------------

OPERATING EXPENSES
   Plant operations                       496,080           517,823         1,010,931           991,720
   Depreciation and amortization        1,065,908         1,024,866         2,131,818         2,049,652
   Customer                               268,200           254,825           546,819           468,516
   General and administrative             560,267           509,213         1,115,457         1,015,011
   Other operating expenses               711,775           606,847         1,477,817         1,223,361
                                   --------------    --------------    --------------    --------------
                                        3,102,230         2,913,574         6,282,842         5,748,260
                                   --------------    --------------    --------------    --------------

OPERATING INCOME                          447,769         1,086,351         1,260,070         1,843,067
                                   --------------    --------------    --------------    --------------

OTHER (EXPENSES) INCOME
   Interest expense                      (128,153)         (154,053)         (262,275)         (306,359)
   Interest income                          6,517            21,171            20,781            29,493
   Cellular investment income             773,252           844,605         1,562,254         1,613,752
   Other investment income                 (4,935)           21,480           160,877           232,067
                                   --------------    --------------    --------------    --------------
                                          646,681           733,203         1,481,637         1,568,953
                                   --------------    --------------    --------------    --------------

INCOME BEFORE INCOME TAXES              1,094,450         1,819,554         2,741,707         3,412,020

INCOME TAXES                              455,150           729,648         1,121,274         1,379,537
                                   --------------    --------------    --------------    --------------

NET INCOME                         $      639,300    $    1,089,906    $    1,620,433    $    2,032,483
                                   ==============    ==============    ==============    ==============

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2      $         0.13    $         0.21    $         0.32    $         0.40
                                   ==============    ==============    ==============    ==============


DIVIDENDS PER SHARE                $       0.0833    $       0.0833    $       0.1666    $       0.1666
                                   ==============    ==============    ==============    ==============

WEIGHTED AVERAGE
SHARES OUTSTANDING                      5,115,435         5,115,585         5,115,435         5,115,585
                                   ==============    ==============    ==============    ==============


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2003 AND
                         SIX MONTHS ENDED JUNE 30, 2004


                                         Common Stock                   Retained
                                    Shares            Amount            Earnings
                               ---------------    ---------------    ---------------

BALANCE on December 31, 2003         5,115,585    $     8,525,975    $    17,712,482

Net income                                                                 1,620,433
Dividends                                                                   (852,233)
Retired stock                             (150)              (250)            (1,152)

                               ---------------    ---------------    ---------------
BALANCE on June 30, 2004             5,115,435    $     8,525,725    $    18,479,530
                               ===============    ===============    ===============















The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             SIX MONTHS ENDED
                                                                                 ----------------------------------------
                                                                                   JUNE 30, 2004           JUNE 30, 2003
                                                                                 -----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $     1,620,433          $   2,032,483
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                                               2,131,818              2,049,652
            Cellular investment income                                                 (1,562,254)            (1,613,752)
            Distributions from cellular investements                                      559,692                401,698
            Deferred investment tax credits                                                (1,611)                (1,771)
           (Increase) Decrease in:
             Receivables                                                                1,678,373              1,197,550
             Inventories                                                                 (154,647)               168,849
             Prepaid expenses                                                             136,415                 56,942
           Increase (Decrease) in:
             Accounts payable                                                              26,362                 92,261
             Accrued income taxes                                                          44,062                 41,612
             Other accrued taxes                                                            6,310                  5,523
             Other accrued liabilities                                                    (48,185)               (36,690)
                                                                                 -----------------        ---------------
               Net cash provided by operating activities                                4,436,768              4,394,357
                                                                                 -----------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net                                     (1,599,651)            (2,593,981)
   Repayment of notes receivable                                                                -                674,037
   Other, net                                                                            (175,385)              (182,031)
                                                                                 -----------------        ---------------
               Net cash used in investing activities                                   (1,775,036)            (2,101,975)
                                                                                 -----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                                                (1,250,000)            (1,264,130)
   Retired Stock                                                                           (1,402)                     -
   Dividends paid                                                                        (852,233)              (852,258)
                                                                                 -----------------        ---------------
               Net cash used by financing activities                                   (2,103,635)            (2,116,388)
                                                                                 -----------------        ---------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 558,097                175,994

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                               2,201,435              1,914,113
                                                                                 -----------------        ---------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                               $     2,759,532          $   2,090,107
                                                                                 =================        ===============


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

The balance sheets and statement of stockholders' equity as of June 30, 2004 and statements of income and the statements of cash flows for the periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2004 have been made.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,435 at June 30, 2004 and 5,115,585 at June 30, 2003.

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

NOTE 4 - STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the six months ended June 30:

                                               2004                   2003
                                               ----                   ----
             Interest                      $261,734              $ 313,563
             Income taxes                  $279,000              $ 215,000

Noncash investing activities included $148,080 and $362,969 during the periods ended June 30, 2004 and 2003, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2004 and 2003. A noncash investing activity included $375,000 for the period ended June 30, 2004 relating to the guarantee of indebtedness of FiberComm, L.L.C.

NOTE 5 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility, maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2004, there was $11,250,000 of direct borrowing outstanding under this facility at an interest rate of 2.78%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowing under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2004, there was $7,500,000 of direct borrowing outstanding under this facility at an interest rate of 2.78%.

NOTE 6 - MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment or useful lives on at least an annual basis.

At June 30, 2004, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at June 30, 2004 (9.88% at December 31, 2003). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2003 MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service
(PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and ceased amortization effective January 1, 2002.

Changes in goodwill are summarized below:



                                               June 30,             December 31,
                                                 2004                   2003
                                          -------------------    --------------------

Goodwill on wireline acquisitions                $ 3,218,906             $ 3,218,906
Goodwill on cellular investments                   4,890,389               4,890,389
                                          -------------------    --------------------
                                                 $ 8,109,295             $ 8,109,295
                                          ===================    ====================



Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:



                                               June 30,             December 31,
                                                 2004                   2003
                                          -------------------    --------------------

Gross Carrying Amount                               $ 30,785                $ 30,785
Accumulated amortization                              (6,327)                 (5,301)
                                          -------------------    --------------------
                                                    $ 24,458                $ 25,484
                                          ===================    ====================



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

Segment information is as follows:


                                     Telecom         Cellular         Phonery
                                     Segment         Segment          Segment     Eliminations    Consolidated
                                   ------------    ------------    ------------   ------------    ------------
THREE MONTHS ENDED JUNE 30, 2004
Operating revenues                 $  3,244,947    $  5,151,186    $    435,890   $ (5,282,024)   $  3,549,999
Operating expenses                    3,054,419       4,161,384         228,418     (4,341,991)      3,102,230
                                   ------------    ------------    ------------   ------------    ------------
Operating income                        190,528         989,802         207,472       (940,033)        447,769
Interest expense                       (109,252)       (213,828)           --          194,927        (128,153)
Cellular investment income                 --              --              --          773,252         773,252
Other investment income                   1,582          28,146            --          (28,146)          1,582
                                   ------------    ------------    ------------   ------------    ------------
Income before income taxes         $     82,858    $    804,120    $    207,472   $       --      $  1,094,450
                                   ============    ============    ============   ============    ============

Depreciation and amortization      $  1,045,973    $    717,876    $     19,935   $   (717,876)   $  1,065,908
                                   ============    ============    ============   ============    ============

Total assets                       $ 83,168,362    $ 47,233,268    $  5,003,044   $(82,504,892)   $ 52,899,782
                                   ============    ============    ============   ============    ============

Capital expenditures               $    763,845    $    705,114    $       --     $   (705,114)   $    763,845
                                   ============    ============    ============   ============    ============




                                     Telecom         Cellular         Phonery
                                     Segment         Segment          Segment     Eliminations    Consolidated
                                   ------------    ------------    ------------   ------------    ------------
THREE MONTHS ENDED JUNE 30, 2003
Operating revenues                 $  3,682,248    $  4,240,140    $    473,561   $ (4,396,024)   $  3,999,925
Operating expenses                    2,860,059       3,210,394         232,101     (3,388,980)      2,913,574
                                   ------------    ------------    ------------   ------------    ------------
Operating income                        822,189       1,029,746         241,460     (1,007,044)      1,086,351
Interest expense                       (150,188)       (110,311)           --          106,446        (154,053)
Cellular investment income                 --              --              --          844,778         844,605
Other investment income                  42,639         (55,820)             12         55,820          42,651
                                   ------------    ------------    ------------   ------------    ------------
Income before income taxes         $    714,640    $    863,615    $    241,472   $         (0)   $  1,819,554
                                   ============    ============    ============   ============    ============

Depreciation and amortization      $  1,001,501    $    541,222    $     23,365   $   (541,222)   $  1,024,866
                                   ============    ============    ============   ============    ============

Total assets                       $ 80,467,567    $ 40,884,620    $  4,387,558   $(73,829,810)   $ 51,909,935
                                   ============    ============    ============   ============    ============

Capital expenditures               $    828,475    $    620,974    $       --     $   (620,974)   $    828,475
                                   ============    ============    ============   ============    ============



                                     Telecom         Cellular         Phonery
                                     Segment         Segment          Segment     Eliminations    Consolidated
                                   ------------    ------------    ------------   ------------    ------------
SIX MONTHS ENDED JUNE 30, 2004
Operating revenues                 $  6,907,330    $  9,922,926    $    923,186   $(10,210,530)   $  7,542,912
Operating expenses                    6,170,294    $  8,162,682         464,945   $ (8,515,079)      6,282,842
                                   ------------    ------------    ------------   ------------    ------------
Operating income                        737,036       1,760,244         458,241     (1,695,451)      1,260,070
Interest expense                       (224,057)       (429,770)           --          391,552        (262,275)
Cellular investment income                 --              --              --        1,562,254       1,562,254
Other investment income                 181,658         258,355            --         (258,355)        181,658
                                   ------------    ------------    ------------   ------------    ------------
Income before income taxes         $    694,637    $  1,588,829    $    458,241   $       --      $  2,741,707
                                   ============    ============    ============   ============    ============

Depreciation and amortization      $  2,091,948    $  1,410,402    $     39,870   $ (1,410,402)   $  2,131,818
                                   ============    ============    ============   ============    ============

Total assets                       $ 83,168,362    $ 47,233,268    $  5,003,044   $(82,504,892)   $ 52,899,782
                                   ============    ============    ============   ============    ============

Capital expenditures               $  1,599,651    $  1,574,291    $       --     $ (1,574,291)   $  1,599,651
                                   ============    ============    ============   ============    ============



                                     Telecom         Cellular         Phonery
                                     Segment         Segment          Segment     Eliminations    Consolidated
                                   ------------    ------------    ------------   ------------    ------------
SIX MONTHS ENDED JUNE 30, 2003
Operating revenues                 $  6,990,636    $  8,005,855    $    897,588   $ (8,302,752)   $  7,591,327
Operating expenses                    5,602,065    $  6,028,997         492,095   $ (6,374,897)      5,748,260
                                   ------------    ------------    ------------   ------------    ------------
Operating income                      1,388,571       1,976,858         405,493     (1,927,855)      1,843,067
Interest expense                       (261,069)       (359,220)           --          313,930        (306,359)
Cellular investment income                 --              (173)           --        1,613,925       1,613,752
Other investment income                 261,512            --                48           --           261,560
                                   ------------    ------------    ------------   ------------    ------------
Income before income taxes         $  1,389,014    $  1,617,465    $    405,541   $       --      $  3,412,020
                                   ============    ============    ============   ============    ============

Depreciation and amortization      $  2,013,845    $  1,053,071    $     35,807   $ (1,053,071)   $  2,049,652
                                   ============    ============    ============   ============    ============

Total assets                       $ 80,467,567    $ 40,884,620    $  4,387,558   $(73,829,810)   $ 51,909,935
                                   ============    ============    ============   ============    ============

Capital expenditures               $  2,593,981    $  1,298,221    $       --     $ (1,298,221)   $  2,593,981
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

On January 30, 2004, New Ulm guaranteed the indebtedness of FiberComm, L.L.C. (a 25.2075% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, L.L.C. New Ulm Telecom, Inc.'s liability for the guarantee is not to exceed 12.5% of the indebtedness of FiberComm, L.L.C. at default, all of the accrued interest, and the expenses of collection or protection of Lender's rights and remedies under the guarantee. The Company has recorded a liability of $375,000 in connection with this guarantee, which is the maximum potential liability under the terms of the guarantee.

NOTE 12 - NETWORK ACCESS - QWEST BILLING DISPUTE

In June 2004, the Company adjusted its estimated receivables downward by $428,697, with a corresponding reduction of network access revenue by $408,952 and other nonregulated services revenue by $19,745. This adjustment relates to disputed network access charges billings from Qwest for a period dating back to 1995. This dispute is current and ongoing. The Company adjusted its estimated revenues downward and its reserves upward to reflect its current expectation regarding the outcome of this matter. The dispute is expected to be resolved by the Minnesota Public Utilities Commission.

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

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

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

     *   OPERATING REVENUES:
         -------------------

         Total operating revenues were $3,549,999 for the three months ended June 30, 2004, for a decrease of 11.2% or $449,926 compared to the same period in 2003. Total operating revenues were $7,542,912 for the six months ended June 30, 2004, for a decrease of 0.6% or $48,415 compared to the same period in 2003. The Telecom sector was responsible for the majority of the decrease in revenues. The Telecom sector decrease was the result of access revenue reductions. These access revenue reductions reflect the continued decline in access minutes of use, reduced access rates, and a revenue reduction relating to Qwest disputed billings. Due to this ongoing dispute, network access revenues were decreased by $408,952 in June 2004. This represents an adjustment for recognized revenues since 1995 (the start of the dispute). While the billing dispute with Qwest is ongoing, management believes it has taken an appropriately conservative approach and does not expect to make future adjustments for this dispute. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates. The Company believes, that despite the decline in the Telecom sector revenues, that this sector has positioned itself for future revenue growth. The Company believes that growth will be realized through increases in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls. The Company also continually evaluates new and emerging technologies to keep the Company's service offerings innovative and competitive. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a "triple-play of services to its subscribers. In the telecommunications industry, a "triple-play" of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and the geographic expansion of the Company's service offerings will provide this segment with continued future growth. The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories. The New Ulm Phonery segment saw increased operating revenues through increased sales of customer premise equipment (CPE), and an increase in the resale of long distance services. These increases were offset by a $19,745 reduction in leased access capacity revenues due to the ongoing dispute with Qwest.

     *   OPERATING EXPENSES:
         -------------------

         Operating expenses for the three months ended June 30, 2004 increased $188,656 or 6.5% compared to the same period in 2003. Operating expenses for the six months ended June 30, 2004 increased $534,582 or 9.3% compared to the same period in 2003, with the Telecom segment responsible for a $568,230 increase in operating expenses. Depreciation expense for the Telecom segment saw an increase of $78,102 for the first six months of 2004 compared to 2003, reflecting continued investments in the Telecom segment's infrastructure. The remainder of the increase in the Telecom segment reflected the additional general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company's complete array of products and services to all the communities that it serves.

     *   OPERATING INCOME:
         -----------------

         Operating income for the three months ended June 30, 2004 decreased $638,582 or 58.8% over the three months ended June 30, 2003. Operating income for the six-month period ended June 30, 2004 decreased $581,997 or 31.6% compared to the six-month period ended June 30, 2003. The decrease in income was caused by an estimated revenue reduction due to the Qwest billing dispute (see Note 12 on page 15), as well as increases in operating expenses. The primary source of the increase in operating expenses was the expenses associated with the Telecom segment's operations.


     *   OTHER INCOME:
         -------------

         Overall, other income for the three months ended June 30, 2004 decreased $86,522 compared to the three months ended June 30, 2003. Other income decreased $87,316 for the six-month period ended June 30, 2004 compared with the same period in 2003.

         Other investment income decreased $71,190 for the six months ended June 30, 2004 over the same period in 2003 due to a decrease of investment income for Fibercomm, L.L.C., a competitive local exchange carrier
         (CLEC) in Sioux City, Iowa, partially offset by an increase in the investment income for CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing.

         The Company's cellular investment income decreased $51,498. Despite the small decrease in investment income, the profitability of Midwest Wireless continues to provide the Company with year-to-year income.

         There was a $44,084 decrease in interest expense for the six-month period ended June 30, 2004 compared to the same period in 2003. The decrease in interest expense was due to a reduced debt load and lower effective interest rates.

     *   NET INCOME:
         -----------

         Net income was $639,300 for the three months ended June 30, 2004 compared with $1,089,906 for the same period in 2003. Net income was $1,620,433 for the six-month period ending June 30, 2004 compared with $2,032,483 for the same six-month period in 2003. The $412,050 or 20.3% decrease in net income for the six-months ending June 30, 2004 was primarily attributed to the decrease in operating income.

Summary of Operations
                        Three Months Ended June 30,   Six Months Ended June 30,
                        --------------------------   --------------------------
                            2004           2003          2004           2003
                        -----------    -----------   -----------    -----------
Operating Income:
  Telecom Segment       $   190,528    $   822,189   $   737,036    $ 1,388,571
   Cellular Segment          49,769         22,702        64,793         49,003
   Phonery Segment          207,472        241,460       458,241        405,493
                        -----------    -----------   -----------    -----------

        Total               447,769      1,086,351     1,260,070      1,843,067
 Other Income               774,834        887,256     1,743,912      1,875,312
 Interest Expense          (128,153)      (154,053)     (262,275)      (306,359)
 Income Taxes              (455,150)      (729,648)   (1,121,274)    (1,379,537)
                        -----------    -----------   -----------    -----------


 Net Income             $   639,300    $ 1,089,906   $ 1,620,433    $ 2,032,483
                        ===========    ===========   ===========    ===========

 Basic and Diluted
 Earnings Per Share     $       .13    $       .21   $       .32    $       .40

Weighted Average
   Shares Outstanding     5,115,435      5,115,585     5,115,435      5,115,585



RESULTS OF OPERATIONS BY BUSINESS SEGMENT
-----------------------------------------

TELECOM SEGMENT OPERATIONS

New Ulm Telecom segment revenues represented 91.4% of the Company's consolidated operating revenues for the three-month period ended June 30, 2004 and 91.6% of the Company's consolidated operating revenues for the six-month period ended June 30, 2004 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,000 customers access to the local network in Minnesota and Iowa, and providing interexchange access for long distance carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its "triple-play" of services. Total Telecom segment revenues for the three-month period ending June 30, 2004 decreased $437,300 or 11.9% over the same period in 2003. Total Telecom segment revenues for the six-month period ending June 30, 2004 decreased $83,305 or 1.2% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                       --------------------------   -------------------------
                                           2004           2003          2004          2003
                                       -----------    -----------   -----------   -----------
Operating Revenues:
       Local Network                   $ 1,028,085    $   954,826   $ 2,037,735   $ 1,852,407
       Network Access                    1,109,145      1,805,627     2,702,796   $ 3,359,551
       Other                             1,107,717        921,794     2,166,799   $ 1,778,677
                                       -----------    -----------   -----------   -----------
            Total Operating Revenues     3,244,947      3,682,247     6,907,330     6,990,635
                                       -----------    -----------   -----------   -----------

Cash Operating Expenses                  2,008,446      1,853,095     4,078,346     3,588,218
Noncash Operating Expenses               1,045,973      1,006,963     2,091,948     2,013,846

                                       -----------    -----------   -----------   -----------
            Total Operating Expenses     3,054,419      2,860,058     6,170,294     5,602,064
                                       -----------    -----------   -----------   -----------

Operating Income                           190,528        822,189       737,036     1,388,571
                                       -----------    -----------   -----------   -----------

Net Income (Loss)                      $   (37,099)   $   432,150   $   401,812   $   828,187
                                       ===========    ===========   ===========   ===========


Local network revenue increased in the Telecom segment by $73,259 or 7.7% for the three months ended June 30, 2004 compared to the same period in 2003. Local network revenue increased in the Telecom segment by $185,328 or 10.0% for the six months ended June 30, 2004 over the same period ended June 30, 2003. Local network revenue increased during these periods as a result of continued growth in the service offerings for the CLEC in Redwood Falls, MN that began operations in the third quarter of 2002. The CLEC accounted for an increase of $96,424 in local network revenue for the six-months ended June 30, 2004. The local network revenue also saw an increase due to a rate increase at its Minnesota ILEC locations June 1, 2003. This rate increase accounted for approximately $75,000 of the increase in local network revenue for the six-months ended June 30, 2004. Targeted marketing, promotions and packaging of vertical services, most notably the introduction of digital subscriber line (DSL) to supplement basic line charges, accounted for the remainder of the increase in local network revenue.

Network access revenue decreased $696,482 or 38.6% for the three months ended June 30, 2004 compared with the same period in 2003. Network access revenue decreased $656,755 or 19.5% for the six months ended June 30, 2004. The Telecom segment experienced a 6.3% decrease in access minutes for the six months ended June 30, 2004. Decreases in access minutes and downward pressure on access charges have become a common industry trend. The Telecom segment reduced its decline in its access minutes by providing services as a CLEC in Redwood

Falls, MN in September 2002. Also, the Telecom segment has invested over $20 million in capital expenditures since 2001. These capital expenditures have enhanced this segment's infrastructure and have allowed Telecom segment entities to receive additional settlements from the National Exchange Carrier Association
(NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund in the Company's ILECs. The net effect of the decline in access minutes of use and the offsetting increase in Universal Service Funds accounted for a network access revenue decrease of approximately $250,000. In addition, the Telecom segment recognized a $408,952 reduction in revenues due to an ongoing access billing dispute with Qwest, an interexchange carrier that provides long distance service. This dispute relates to the use of estimated terminating traffic and the related access charges. The dispute is ongoing and is expected to be resolved by the Minnesota Public Utilities Commission. The Company has adjusted its reserves to correspond with its present expectations regarding this pending matter.

Other operating revenues increased $185,923 or 20.2% for the three months ended June 30, 2004 compared with the same period in 2003. Other operating revenues increased $388,122 or 21.8% for the six months ended June 30, 2004. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a "triple-play" of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $241,054 of the increase in these revenues for the six months ended June 30, 2004. The remainder of the revenue increase was attributed to Telecom segment's sale of Internet services.

Cash operating expenses increased $165,351 or 9.0% for the three-month period ended June 30, 2004 and $490,128 or 13.7% for the six-month period ended June 30, 2004 compared with the same periods in 2003. Cash operating expenses have increased due to the continued growth of CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allow the Company to offer the "triple-play" of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer's desire for this service), offer additional services (video and DSL), pursue aggressive marketing to brand recognition, and provide solutions for our customers' evolving communications needs. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Noncash operating expenses increased $39,010 or 3.9% for the three months ended June 30, 2004 compared with the same period in 2003. Noncash operating expenses increased $78,102 or 3.9% for the six months ended June 30, 2004 compared with the same period ended June 30, 2003. Depreciation expense was the cause of these increases. The increases in depreciation expense were reflective of the new investments in the segment's infrastructure as previously discussed.

Operating income decreased $631,661 or 76.8% for the three months ended June 30, 2004 compared to the three-month period ended June 30, 2003. The decrease in operating income for the three-month period was primarily due to a decrease in network access revenue. There were two main causes of this decrease. First, this decrease was the result of funds received in 2003 to true up the segment's Universal Service Funding for Safety Net Additive for 2002 and the first six months of 2003. This resulted in a $197,148 decrease in the amount of funds received for the three months ended June 30, 2004 compared to the same period in 2003. Secondly, this segment realized a $408,952 reduction in revenues during the three months ended June 30, 2004 due to the ongoing access billing dispute with Qwest, that the Company expects to be resolved by the Minnesota Public Utilities Commission (See note 12 on page 15).

Operating income decreased $651,535 or 46.9% for the six-month period ended June 30, 2004 compared to the same period in 2003. The decrease in operating income was due to a reduction in estimated revenues due to the Qwest billing dispute (see Note 12 on page 15), and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment's complete array of products and services. An $83,305 decrease in revenues combined with a $568,230 increase in operating expenses resulted in the $651,535 decrease in operating income for the six-month period.

CELLULAR SEGMENT OPERATIONS

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company's 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $27,067 for the three month period ending June 30, 2004 compared to June 30, 2003, and increased $15,790 for the six month period ending June 30, 2004 compared to June 30, 2003. The Cellular segment receives commissions from MWH for subscribing customers to their service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to MWH's cellular phone service. Cellular investment income decreased $71,353 or 8.4% for the three months ended June 30, 2004 compared to the same period ended in 2003, and decreased $50,498 or 3.1% for the six months ended June 30, 2004 as compared to June 30, 2003. These decreases reflected the increasing costs for MWH to compete in a highly competitive market place. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method.

                                      Three Months Ended June 30,     Six Months Ended June 30,
                                        -----------------------       -------------------------
                                            2004         2003             2004         2003
                                        ----------   ----------       ----------   ----------
Proportionate Method:
        Operating Revenues               5,031,098    4,171,107        9,708,898    7,884,064

        Cash Operating Expenses          3,373,189    2,622,843        6,603,045    4,903,139
        Noncash Operating Expenses         717,876      541,221        1,410,402    1,053,070

                                        ----------   ----------       ----------   ----------
             Total Operating Expenses    4,091,065    3,164,064        8,013,447    5,956,209
                                        ----------   ----------       ----------   ----------

Operating Income                           940,033    1,007,043        1,695,451    1,927,855
                                        ----------   ----------       ----------   ----------

Cellular Investment Income              $  773,252   $  844,605       $1,562,254   $1,613,752
                                        ==========   ==========       ==========   ==========

A recap of income for the Cellular segment, which includes its proportional share of the income in its investment in MWH, is contained in the following table.

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    --------------------------
                                            2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
Operating Revenues:                     $   120,088    $    69,032    $   214,028    $   121,791
                                        -----------    -----------    -----------    -----------

Cash Operating Expenses                      70,319         46,330        149,235         72,788
Noncash Operating Expenses                     --             --             --             --

                                        -----------    -----------    -----------    -----------
             Total Operating Expenses        70,319         46,330        149,235         72,788
                                        -----------    -----------    -----------    -----------

Operating Income                             49,769         22,702         64,793         49,003
                                        -----------    -----------    -----------    -----------

Interest Expense                            (18,901)        (3,865)       (38,218)       (45,290)
Cellular Investment Income                  773,252        843,605      1,562,254      1,612,752

Net Income                              $   478,693    $   514,007    $   945,830    $   962,877
                                        ===========    ===========    ===========    ===========

PHONERY SEGMENT OPERATIONS

The Phonery segment represented 12.3% of the consolidated operating revenues for the three-month period ended June 30, 2004 and 12.2% of the consolidated operating revenues for the six-month period ended June 30, 2004 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance service. This segment's expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end-user customers. All information contained in the following table is before intercompany eliminations.

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------   ---------------------------
                                             2004           2003           2004           2003
                                        ------------   ------------   ------------   ------------
Operating Revenues:                     $    435,890   $    473,561   $    923,186   $    897,588
                                        ------------   ------------   ------------   ------------

Cash Operating Expenses                      208,483        214,197        425,075        456,288
Noncash Operating Expenses                    19,935         17,904         39,870         35,807

                                        ------------   ------------   ------------   ------------
             Total Operating Expenses        228,418        232,101        464,945        492,095
                                        ------------   ------------   ------------   ------------

Operating Income                             207,472        241,460        458,241        405,493
                                        ------------   ------------   ------------   ------------

Net Income                              $    123,508   $    143,749   $    272,791   $    241,419
                                        ============   ============   ============   ============


Operating revenue decreased $37,671 or 8.0% for the three months ended June 30, 2004 compared to the same period in 2003. Operating revenue increased $25,598 or 2.9% for the six months ended June 30, 2004 compared to the same period in 2003. An increase in sales, service and installation revenues accounted for approximately $22,000 and an increase in the resale of long distance toll revenues accounted for approximately $23,000 for the six months ended June 30, 2004. These six-month increases were offset by a decrease of approximately $31,000 in leased network capacity revenues. The decrease in leased network capacity revenues included a $19,745 decrease related to the Qwest dispute previously discussed in the Telecom segment.

Cash operating expenses decreased $5,714 or 2.7% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Cash operating expenses decreased $31,213 or 6.8% for the six months ended June 30, 2004 compared to the same period in 2003. This six-month decrease can be attributed to a decrease in expenses for leased network capacity and this segment's success in achieving cost efficiencies. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Noncash operating expenses increased $2,031 or 11.3% for the quarter ended June 30, 2004 compared with the same period in 2003. Noncash operating expenses increased $4,063 or 11.3% for the six-month period ended June 30, 2004 compared to the same period in 2003. The increases were attributable to an increase in depreciation expense.

Operating income decreased by $33,988 or 14.1% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This decrease was due to a reduction in leased network capacity revenues resulting from decreases in access minutes of use and the revenue reduction related to the Qwest billing dispute. Operating income increased by $52,748 or 11.3% for the six months ended June 30, 2004 compared to the same period in 2003. The six-month increase in income was the result of increased CPE sales and service, as well as increased resale of long distance toll service.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL STRUCTURE

The total long-term capital (long-term debt plus shareholders' equity) of the Company was $43,385,668 at June 30, 2004, reflecting 62.2% equity and 37.8% debt. This compares to a capital structure of $43,686,870 at December 31, 2003, reflecting 59.8% equity and 40.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $4,436,768 for the six-month period ended June 30, 2004 compared to $4,394,357 for the six-month period ended June 30, 2003. Cash flows from operations for the six months ended June 30, 2004 and 2003 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,775,036 for the six months ended June 30, 2004 compared to $2,101,975 for the same period in 2003 and capital expenditures relating to on-going businesses were $1,775,036 for the six month period ended June 30, 2004 compared to $2,101,975 for the six month period ended June 30, 2003. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $2,770,000 in 2004. The decrease in notes receivable was $674,037 for the first six months of 2003. The decrease of $674,037 in notes receivable for 2003 was due to repayment in full of the note receivable from Mr. Bill Otis, President.

Cash flows used by financing activities was $2,103,635 for the six-month period ended June 30, 2004 compared to cash flows used by financing activities of $2,116,388 for the six-month period ended June 30, 2003. Included in cash flows used in financing activities were debt repayments, retired stock, and dividend payments.

DIVIDENDS

The Company paid dividends of $852,233 during the first six months of 2004 and $852,258 for the first six months of 2003. The dividends amounted to $.0833 per share per quarter. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2004. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

The Company had working capital of $463,815 as of June 30, 2004, compared to working capital of $1,244,920 as of December 31, 2003. The decrease of $781,105 in working capital reflects the Company's decrease in receivables. The decrease in receivables was caused by a reduction of income taxes receivable and the reduction of the net receivable from Qwest due to the ongoing access billing dispute previously discussed in the segment reporting. The ratio of current assets to current liabilities was 1.1:1.0 as of June 30, 2004 and 1.3:1.0 as of December 31, 2003.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At June 30, 2004, there was $11,250,000 of direct borrowings outstanding under this facility at a variable interest rate of 2.78%.

In addition, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter began once borrowing commenced. At March 31, 2004, there was $7,500,000 of direct borrowings outstanding under this facility at a variable interest rate of 2.78%.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt and bank lines of credit. The Company believes its debt to total capital proportions of 40 to 60 percent will be adequate for at least the next twelve months.

By utilizing cash flow from operations and current cash balances, the Company believes it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates had averaged 10% more (approximately 3%) for the first six months of 2004, the Company's interest expense would have increased approximately $26,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.


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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

   (a) At the Company's annual shareholder meeting, held May 20, 2004, the shareholders approved the following amendment to the Company's Articles of Incorporation:

         o Addition of a provision that provides that a person who violates the Company's restriction on share ownership may not vote shares owned or acquired that are in excess of seven percent of the Company's outstanding stock ("Excess Shares").

         o Addition of a provision that provides that Excess Shares may be redeemed by the Company upon written notice given within 60 days after the Company first has notice of such ownership of Excess Shares at market value of the Excess Shares on the date the Company mails such written notice, subject to any required approval of such redemption by the Company's shareholders at any regular or special meeting of the shareholders.

         o Addition of a provision that provides that shares acquired by a person in excess of seven percent of the Company's outstanding capital stock should not constitute Excess Shares if issued in a Board-approved transaction or a shareholder-approved transaction.

         o Amendment of the definition of ownership to provide that ownership will be based upon "beneficial ownership" as defined in Minnesota Business Corporation Act (MBCA) Section 302A.011, Subd. 41.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the registrant was held May 20, 2004 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 5,115,435 of which 4,327,793 were present either in person or by proxy. Two matters were presented to the shareholders, both of which passed.

Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR                   FOR              WITHHELD          ABSTAIN

James Jensen             4,263,168          35,130            46,100
Perry Meyer              4,240,423          24,665            46,100

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

                  2005 Annual Meeting       2006 Annual Meeting

                  Robert Ranweiler          Mary Ellen Domeier
                  Duane Lambrecht           Rosemary Dittrich
                                            Gary Nelson

Article III of the Company's Articles of Incorporation, was amended to add provisions in the Company's Articles of Incorporation, which provides that except for board-approved issuances by the Company, no person shall beneficially own more than seven percent (7%) of the outstanding capital stock of the Company, by adding provisions providing that (i) to the extent capital stock is acquired in excess of such permitted limit ("Excess Shares"), such Excess Shares may not be voted; and (ii) the Company has the right to redeem Excess Shares.

The votes for this amendment were as follows:
                                                               BROKER
                               FOR       WITHHELD    ABSTAIN  NON-VOTES
Amendment to
Article III, Section 2       3,475,389    704,742     32,338   176,447


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)      Exhibits

                  See "Index to Exhibits" on page 31 of this Form 10-Q.



         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW ULM TELECOM, INC.


Dated:  August 5, 2004                           By /s/ James P. Jensen
                                                    -------------------------
                                                    James P. Jensen, Chairman


Dated:  August 5, 2004                            By   /s/ Bill Otis
                                                    -------------------------
                                                    Bill Otis, President

                                INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

3         Restated Articles of Incorporation, As Amended

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