Form 10-Q
period 2004-09-30
NEW ULM TELECOM INC
filed 2004-11-08
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-3024

NEW ULM TELECOM, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-0440990 (I.R.S. Employer Identification No.)
27 North Minnesota Street New Ulm, Minnesota 56073 (Address of Principal Executive Offices, Including Zip Code)	(507) 354-4111 (Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 4, 2004: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2004

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004	December 31, 2003

CURRENT ASSETS
Cash and cash equivalents	$3,073,999	$2,201,435
Receivables, net of allowance for doubtful
accounts of $128,392 and $102,500 – Note 12	988,026	2,649,347
Inventories	398,364	336,958
Prepaid expenses	97,595	271,716

	4,557,984	5,459,456

INVESTMENTS AND OTHER ASSETS
Goodwill and intangibles, net of amortization	3,242,850	3,244,390
Cellular investments	17,058,121	15,155,015
Other	1,693,974	1,181,089

	21,994,945	19,580,494

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	55,703,822	54,108,739
Other property and equipment	2,598,266	2,562,539
Cable television plant	2,302,033	2,207,476

	60,604,121	58,878,754
Less accumulated depreciation	33,731,592	30,588,170

	26,872,529	28,290,584

TOTAL ASSETS	$53,425,458	$53,330,534

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003

CURRENT LIABILITIES
Current portion of long-term debt	$2,515,217	$2,515,217
Accounts payable	759,230	1,011,579
Accrued income taxes	493,918	—
Other accrued taxes	69,151	75,188
Other accrued liabilities	602,763	612,552

	4,440,279	4,214,536

LONG-TERM DEBT, less current portion	15,747,899	17,630,413

NON-CURRENT LIABILITIES AND DEFERRED CREDITS
Loan guarantee – Note 11	375,000	—
Income taxes	5,243,963	5,243,963
Investment tax credits	777	3,165

	5,619,740	5,247,128

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares
authorized, 5,115,435 and 5,115,585 shares issued and
outstanding, respectively	8,525,725	8,525,975
Retained earnings	19,091,815	17,712,482

	27,617,540	26,238,457

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$53,425,458	$53,330,534

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

OPERATING REVENUES
Local network	$1,052,261	$963,959	$3,044,400	$2,741,324
Network access – Note 12	1,452,844	1,651,214	4,141,240	4,988,547
Billing and collecting	18,217	25,425	58,872	79,047
Miscellaneous	111,717	100,565	330,998	312,539
Video services	458,832	356,476	1,316,738	973,328
Other nonregulated services	900,759	842,122	2,645,294	2,436,303

	3,994,630	3,939,761	11,537,542	11,531,088

OPERATING EXPENSES
Plant operations	550,765	532,776	1,561,696	1,524,496
Depreciation and amortization	1,065,909	1,028,993	3,197,727	3,078,645
Customer	254,259	225,608	801,078	694,124
General and administrative	519,879	521,209	1,635,336	1,536,220
Other operating expenses	777,885	699,333	2,255,702	1,922,694

	3,168,697	3,007,919	9,451,539	8,756,179

OPERATING INCOME	825,933	931,842	2,086,003	2,774,909

OTHER (EXPENSES) INCOME
Interest expense	(145,511)	(139,757)	(407,786)	(446,116)
Interest income	6,893	8,355	27,674	37,848
Cellular investment income	1,040,983	745,906	2,603,237	2,359,658
Other investment income	(5,922)	27,115	154,955	259,182

	896,443	641,619	2,378,080	2,210,572

INCOME BEFORE INCOME TAXES	1,722,376	1,573,461	4,464,083	4,985,481

INCOME TAXES	683,974	641,366	1,805,248	2,020,903

NET INCOME	$1,038,402	$932,095	$2,658,835	$2,964,578

BASIC AND DILUTED
NET INCOME PER SHARE – NOTE 2	$0.20	$0.18	$0.52	$0.58

DIVIDENDS PER SHARE	$0.0833	$0.0833	$0.2499	$0.2499

WEIGHTED AVERAGE
SHARES OUTSTANDING	5,115,435	5,115,585	5,115,435	5,115,585

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2003 AND
NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock		Retained
	Shares	Amount	Earnings

BALANCE on December 31, 2002	5,115,585	$8,525,975	$15,604,245

Net income			3,812,754
Dividends			(1,704,517)

BALANCE on December 31, 2003	5,115,585	$8,525,975	$17,712,482

Net income			2,658,835
Dividends			(1,278,350)
Retired stock	(150)	(250)	(1,152)

BALANCE on September 30, 2004	5,115,435	$8,525,725	$19,091,815

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,658,835	$2,964,578
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,197,727	3,078,645
Cellular investment income	(2,603,237)	(2,359,658)
Distributions from cellular investments	700,132	641,005
Deferred income taxes	—	305,270
Deferred investment tax credits	(2,388)	(2,657)
(Increase) Decrease in:
Receivables	1,661,321	1,275,559
Inventories	(61,406)	188,099
Prepaid expenses	174,121	93,366
Increase (Decrease) in:
Accounts payable	162,181	266,532
Accrued income taxes	493,918	5,594
Other accrued taxes	(6,037)	(14,663)
Other accrued liabilities	(9,789)	(7,777)

Net cash provided by operating activities	6,365,378	6,433,893

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(2,192,663)	(3,496,524)
Repayment of notes receivable	—	674,037
Other, net	(137,885)	(188,450)

Net cash used in investing activities	(2,330,548)	(3,010,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,882,514)	(1,889,130)
Retired Stock	(1,402)	—
Dividends paid	(1,278,350)	(1,278,387)

Net cash used by financing activities	(3,162,266)	(3,167,517)

NET INCREASE IN CASH AND CASH EQUIVALENTS	872,564	255,439

CASH AND CASH EQUIVALENTS
at beginning of period	2,201,435	1,914,113

CASH AND CASH EQUIVALENTS
at end of period	$3,073,999	$2,169,552

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for the Company. These policies conform with generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates. The Company’s financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

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

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders’ equity as of September 30, 2004 and statements of income and the statements of cash flows for the periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,435 at September 30, 2004 and 5,115,585 at September 30, 2003.

NOTE 3 – RECLASSIFICATIONS

The consolidated financial statements of New Ulm Telecom, Inc. include New Ulm Telecom, Inc. and its subsidiaries in the following three business segments: (i) Telecom Sector, (ii) Cellular Sector and (iii) Phonery Sector. All intercompany transactions have been eliminated from the consolidated financial statements.

Beginning in the first quarter 2004, New Ulm Telecom, Inc. and its subsidiaries reported its previously reported business segments of New Ulm Telecom, Western Telephone, Peoples Telephone, New Ulm Phonery, and Cellular on the basis of functionality. The new basis of segment reporting reflects the integration of New Ulm Telecom, Inc.‘s management, sales, service and support functions in the three areas of Telecom, Cellular, and Phonery, as well as reflecting the level at which management now reviews and makes resource allocation and other management decisions regarding the operations of the Company. All segment information reported in 2003 has been reclassified to conform to this new presentation. These reclassifications had no impact on previously reported consolidated operating income, net income or shareholders’ equity. See Note 8 for segment information.

NOTE 4 – STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:

        Cash paid during the nine months ended September 30:

	2004	2003

Interest	$396,583	$456,025
Income taxes	$512,519	$888,000

Noncash investing activities included $83,038 and $418,296 during the periods ended September 30, 2004 and 2003, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2004 and 2003. A noncash investing activity included $375,000 for the period ended September 30, 2004 relating to the guarantee of indebtedness of FiberComm, L.L.C.

NOTE 5 – SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility, maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. At September 30, 2004, there was $10,875,000 of direct borrowing outstanding under this facility at an interest rate of 3.31%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. At September 30, 2004, there was $7,250,000 of direct borrowing outstanding under this facility at an interest rate of 3.31%.

NOTE 6 – MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment or useful lives on at least an annual basis.

At September 30, 2004, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company does not presently believe that these assets are impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at September 30, 2004 (9.88% at December 31, 2003). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2003 MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and ceased amortization effective January 1, 2002.

Changes in goodwill are summarized below:

	September 30, 2004	December 31, 2003

Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Intangible assets subject to amortization pursuant to SFAS No. 142 are summarized below:

	September 30, 2004	December 31, 2003

Gross Carrying Amount	$30,785	$30,785
Accumulated amortization	(6,841)	(5,301)

	$23,944	$25,484

Under SFAS No. 142 intangible assets with definite lives will continue to be amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 8 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom sector, the Cellular sector, and the Phonery sector. The Telecom sector consists of the operations of its incumbent local exchange carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular sector includes the sales and service of cellular phones and accessories, and a cellular investment in MWH. The cellular investment in the Cellular sector is recorded on the equity method and is shown using the proportionate consolidation method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

NOTE 8 – SEGMENT INFORMATION (continued)

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended September 30, 2004
Operating revenues	$3,667,124	$5,659,058	$470,524	$(5,802,076)	$3,994,630
Operating expenses	3,101,044	4,383,892	237,597	(4,553,836)	3,168,697

Operating income	566,080	1,275,166	232,927	(1,248,240)	825,933
Interest expense	(124,010)	(226,478)	—	204,977	(145,511)
Cellular investment income	—	—	—	1,040,983	1,040,983
Other investment income	971	(2,280)	—	2,280	971

Income before income taxes	$443,041	$1,046,408	$232,927	$—	$1,722,376

Depreciation and amortization	$1,045,974	$740,607	$19,935	$(740,607)	$1,065,909

Total assets	$83,070,040	$48,111,805	$5,282,166	$(83,038,553)	$53,425,458

Capital expenditures	$593,012	$919,255	$—	$(919,255)	$593,012

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended September 30, 2003
Operating revenues	$3,624,027	$4,677,663	$470,585	$(4,832,514)	$3,939,761
Operating expenses	2,954,346	3,614,258	226,172	(3,786,857)	3,007,919

Operating income	669,681	1,063,405	244,413	(1,045,657)	931,842
Interest expense	(119,126)	(320,382)	—	299,751	(139,757)
Cellular investment income	—	—	—	745,906	745,906
Other investment income	35,465	—	5	—	35,470

Income before income taxes	$586,020	$743,023	$244,418	$—	$1,573,461

Depreciation and amortization	$1,011,090	$550,325	$17,903	$(550,325)	$1,028,993

Total assets	$80,169,524	$41,619,346	$4,599,726	$(74,091,004)	$52,297,592

Capital expenditures	$902,543	$751,886	$—	$(751,886)	$902,543

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Nine Months Ended September 30, 2004
Operating revenues	$10,574,454	$15,581,984	$1,393,710	$(16,012,606)	$11,537,542
Operating expenses	9,271,338	$12,546,574	702,542	$(13,068,915)	9,451,539

Operating income	1,303,116	3,035,410	691,168	(2,943,691)	2,086,003
Interest expense	(348,067)	(656,248)	—	596,529	(407,786)
Cellular investment income	—	—	—	2,603,237	2,603,237
Other investment income	182,629	256,075	—	(256,075)	182,629

Income before income taxes	$1,137,678	$2,635,237	$691,168	$—	$4,464,083

Depreciation and amortization	$3,137,922	$2,151,009	$59,805	$(2,151,009)	$3,197,727

Total assets	$83,070,040	$48,111,805	$5,282,166	$(83,038,553)	$53,425,458

Capital expenditures	$2,192,663	$2,493,546	$—	$(2,493,546)	$2,192,663

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Nine Months Ended September 30, 2003
Operating revenues	$10,614,663	$12,683,518	$1,368,173	$(13,135,266)	$11,531,088
Operating expenses	8,556,411	$9,643,255	718,267	$(10,161,754)	8,756,179

Operating income	2,058,252	3,040,263	649,906	(2,973,512)	2,774,909
Interest expense	(380,195)	(679,602)	—	613,681	(446,116)
Cellular investment income	—	(173)	—	2,359,831	2,359,658
Other investment income	296,977	—	53	—	297,030

Income before income taxes	$1,975,034	$2,360,488	$649,959	$—	$4,985,481

Depreciation and amortization	$3,024,935	$1,603,396	$53,710	$(1,603,396)	$3,078,645

Total assets	$80,169,524	$41,619,346	$4,599,726	$(74,091,004)	$52,297,592

Capital expenditures	$3,496,524	$2,050,107	$—	$(2,050,107)	$3,496,524

NOTE 9 – RECENT ACCOUNTING DEVELOPMENTS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 supersedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively.   The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company adopted the initial recognition provisions of Interpretation No. 45 in January 2003. The initial adoption of Interpretation No. 45 did not have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51", which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (1) the ability to make Company decisions about the entity’s activities; (2) the obligation to absorb the entity’s losses if they occur; or (3) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after June 15, 2003. In December 2003, the FASB issued FIN 46(R). The FASB deferred the effective date for variable-interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. The adoption of FIN 46 and FIN 46(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have financial instruments that have characteristics of both liabilities and equity, therefore, adoption of SFAS No. 150 did not have a material effect on its financial position and results of operations.

NOTE 10 – CONTINGENCIES

The Company is involved in certain contractual disputes in the ordinary course of business. The Company does not believe the ultimate resolution of any of these existing matters will have a material adverse effect on its financial position, results of operations, or cash flows.

NOTE 11 – GUARANTEES

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002.

On January 30, 2004, New Ulm guaranteed the indebtedness of FiberComm, L.L.C. (a 25.2075% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, L.L.C. New Ulm Telecom, Inc.’s liability for the guarantee is not to exceed 12.5% of the indebtedness of FiberComm, L.L.C. at default, all of the accrued interest, and the expenses of collection or protection of Lender’s rights and remedies under the guarantee. The Company has recorded a liability of $375,000 in connection with this guarantee, which is the maximum potential liability under the terms of the guarantee.

NOTE 12 – NETWORK ACCESS – QWEST BILLING DISPUTE

In June 2004, the Company adjusted its estimated receivables downward by $428,697, with a corresponding reduction of network access revenue by $408,952 and other nonregulated services revenue by $19,745. This adjustment relates to disputed network access charges billings from Qwest for a period dating back to 1995. This dispute is current and ongoing. The Company continues to assess its estimated revenues and its reserves related to this dispute to accurately reflect the Company’s current expectations regarding the outcome of this dispute. The dispute is currently before the Minnesota Public Utilities Commission seeking resolution.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

o	increased competition in core business sectors which may decrease market share and/or affect the pricing of services and products;
o	the ability to retain key employees;
o	changing market conditions which may affect growth rates in the industry;
o	the ability to secure financing for future expansion and operations;
o	the ability to improve operations with new technologies;
o	required investment in technological innovations which may deplete capital resources;
o	the continuation of historical trends, including continued declines in access minutes of use;
o	the economy in general;
o	the future of the communications industry and communications services;
o	the effect of legal and regulatory changes;
o	the sufficiency of cash generated from current operations to fund future liquidity needs;
o	other risks and uncertainties that may affect the operating results; and
o	adverse determinations in existing (Qwest dispute – see note 12 on page 15) and future disputes regarding network access charge billings.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment that provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and has a 9.88% interest in Midwest Wireless Holdings L.L.C. (MWH) which is recorded on the equity method of accounting. The equity method is used due to the influence the Company has over the operations and management of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

•	OPERATING REVENUES:

Total operating revenues were $3,994,630 for the three months ended September 30, 2004, for an increase of 1.4% or $54,869 compared to the same period in 2003. Total operating revenues were $11,537,542 for the nine months ended September 30, 2004, for an increase of 0.1% or $6,454 compared to the same period in 2003. The Cellular sector was responsible for the majority of the increase in revenues through increased cellular phone sales and activations.

The Telecom sector experienced a decrease in its operating revenues resulting from access revenue reductions. These access revenue reductions reflect the continued decline in access minutes of use, reduced access rates, and a revenue reduction relating to Qwest disputed billings (see note 12 on page 15). Due to this ongoing dispute, network access revenues were decreased by $408,952 in June 2004. This represents an adjustment for recognized revenues since 1995 (the start of the dispute). The billing dispute with Qwest is ongoing and management believes it has taken an appropriately conservative approach to the recording of Qwest revenues so that the Company does not expect significant future downward revenue adjustments for this dispute. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates. The Company believes, that despite the decline in the Telecom sector revenues, that this sector has positioned itself for future revenue growth. The Company expects growth to be realized through increases in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued investment in its infrastructure will allow the Company to continue to offer its customers new technologies as they emerge, and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth.

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories.

The New Ulm Phonery segment experienced increased operating revenues through increased sales of customer premise equipment (CPE), and an increase in the resale of long distance services. These increases were offset by a second quarter 2004 downward adjustment of $19,745 in leased access capacity revenues due to the ongoing dispute with Qwest (see note 12 on page 15).

•	OPERATING EXPENSES:

Operating expenses for the three months ended September 30, 2004 increased $160,778 or 5.3% compared to the same period in 2003. Operating expenses for the nine months ended September 30, 2004 increased $695,360 or 7.9% compared to the same period in 2003, with the Telecom segment responsible for a $714,927 increase in operating expenses. Depreciation expense for the Telecom segment increased $112,987 for the first nine months of 2004 compared to 2003, reflecting continued investments in the Telecom segment’s infrastructure. The remainder of the increase in the Telecom segment reflected the additional expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s complete array of products and services to all the communities that it serves, an increased customer base resulting from the diverse service options available and attention to customers’ needs, and general and administrative expenses associated with the increased costs due to the Sarbanes-Oxley Act of 2002.

•	OPERATING INCOME:

Operating income for the three months ended September 30, 2004 decreased $105,909 or 11.4% over the three months ended September 30, 2003. Operating income for the nine-month period ended September 30, 2004 decreased $688,906 or 24.8% compared to the nine-month period ended September 30, 2003. The decrease in nine-month year-to-date income was primarily caused by an estimated revenue reduction due to the Qwest billing dispute in June 2004 (see note 12 on page 15), as well as increases in operating expenses.

•	OTHER INCOME:

Overall, other income for the three months ended September 30, 2004 increased $254,824 compared to the three months ended September 30, 2003. Other income increased $167,508 for the nine-month period ended September 30, 2004 compared with the same period in 2003. The Company’s cellular investment in Midwest Wireless is the primary source of the increase.

Other investment income decreased $33,037 for the three months ended September 30, 2004 due to a decrease of investment income from Fibercomm, L.L.C. Other investment income decreased $104,227 for the nine months ended September 30, 2004 over the same period in 2003 due to a decrease of investment income from Fibercomm, L.L.C., a competitive local exchange carrier (CLEC) in Sioux City, Iowa, partially offset by an increase in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing.

The Company’s cellular investment income increased $295,077 for the three-months ended September 30, 2004 and $243,579 for the nine-months ended September 30, 2004 as compared to the same periods in 2003. The Company’s investment in Midwest Wireless continues to provide investment income growth.

There was a $38,330 decrease in interest expense for the nine-month period ended September 30, 2004 compared to the same period in 2003. The decrease in interest expense was primarily due to a reduced debt load.

•	NET INCOME:

Net income was $1,038,402 for the three months ended September 30, 2004 compared with $932,095 for the same period in 2003. Net income was $2,658,835 for the nine-month period ending September 30, 2004 compared with $2,964,578 for the same nine-month period in 2003. The $305,740 or 10.3% decrease in net income for the nine-months ending September 30, 2004 was primarily attributed to the decrease in operating income.

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Income:
Telecom Segment	$566,080	$669,681	$1,303,116	$2,058,252
Cellular Segment	26,926	17,748	91,719	66,751
Phonery Segment	232,927	244,413	691,168	649,906

Total	825,933	931,842	2,086,003	2,774,909
Other Income	1,041,954	781,376	2,785,866	2,656,688
Interest Expense	(145,511)	(139,757)	(407,786)	(446,116)
Income Taxes	(683,974)	(641,366)	(1,805,248)	(2,020,903)

Net Income	$1,038,402	$932,095	$2,658,835	$2,964,578

Basic and Diluted
Earnings Per Share	$.20	$.18	$.52	$.58

Weighted Average
Shares Outstanding	5,115,435	5,115,585	5,115,435	5,115,585

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

New Ulm Telecom segment revenues represented 91.8% of the Company’s consolidated operating revenues for the three-month period ended September 30, 2004 and 91.7% of the Company’s consolidated operating revenues for the nine-month period ended September 30, 2004 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,100 customers access to the local network in Minnesota and Iowa, and providing interexchange access for long distance carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending September 30, 2004 increased $43,096 or 1.2% over the same period in 2003. Total Telecom segment revenues for the nine-month period ending September 30, 2004 decreased $40,209 or 0.4% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues:
Local Network	$1,075,712	$1,001,480	$3,113,447	$2,853,887
Network Access	1,460,049	1,662,818	4,162,845	$5,022,369
Other	1,131,363	959,730	3,298,162	$2,738,407

Total Operating Revenues	3,667,124	3,624,028	10,574,454	10,614,663

Cash Operating Expenses	2,055,070	1,943,258	6,133,416	5,531,476
Noncash Operating Expenses	1,045,974	1,011,089	3,137,922	3,024,935

Total Operating Expenses	3,101,044	2,954,347	9,271,338	8,556,411

Operating Income	566,080	669,681	1,303,116	2,058,252

Net Income (Loss)	$276,817	$344,271	$678,629	$1,172,458

Local network revenue increased in the Telecom segment by $74,232 or 7.4% for the three months ended September 30, 2004 compared to the same period in 2003. Local network revenue increased in the Telecom segment by $259,560 or 9.1% for the nine months ended September 30, 2004 over the same period ended September 30, 2003. The continued growth in the service offerings for the CLEC in Redwood Falls, MN that began operations in the third quarter of 2002 has resulted in an increase in local network revenue. The CLEC accounted for an increase of $100,377 in local network revenue for the nine-months ended September 30, 2004. The local network revenue also increased due to a rate increase at its Minnesota ILEC locations effective June 1, 2003. This rate increase accounted for approximately $75,000 of the increase in local network revenue for the nine-months ended September 30, 2004. Targeted marketing, promotions and packaging of vertical services, most notably the introduction of digital subscriber line (DSL) to supplement basic line charges, accounted for the remainder of the increase in local network revenue.

Network access revenue decreased $202,769 or 12.2% for the three months ended September 30, 2004 compared with the same period in 2003. Network access revenue decreased $859,524 or 17.1% for the nine months ended September 30, 2004. In addition, the Telecom segment experienced a 7.9% decrease in access minutes for the nine months ended September 30, 2004. Decreases in access minutes and downward pressure on access charges have become common industry trends. The Telecom segment has been able to reduce the decline in its access minutes by providing services as a CLEC in Redwood Falls, MN beginning in September 2002. Also, the Telecom segment has invested over $20 million in capital expenditures since 2001. These capital expenditures have enhanced this segment’s infrastructure and have allowed Telecom segment entities to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund in the Company’s ILECs. The decline in access minutes of use and the offsetting increase in Universal Service Funds accounted for a net network access revenue decrease of approximately $450,000 for the nine month ended September 30, 2004. In addition, the Telecom segment recognized a $408,952 reduction in revenues in June 2004 due to the ongoing access billing dispute with Qwest, an interexchange carrier that provides long distance service. This dispute relates to the use of estimated terminating traffic and the related access charges. The dispute is ongoing and is expected to be resolved by the Minnesota Public Utilities Commission. The Company’s reserves reflect its present expectations regarding the resolution of this pending matter. (See note 12 on page 15)

Other operating revenues increased $171,633 or 17.9% for the three months ended September 30, 2004 compared with the same period in 2003. Other operating revenues increased $559,755 or 20.4% for the nine months ended September 30, 2004 compared with the same period in 2003. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $343,410 of the increase in these revenues for the nine months ended September 30, 2004. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Cash operating expenses increased $111,812 or 5.8% for the three-month period ended September 30, 2004 and $601,940 or 10.9% for the nine-month period ended September 30, 2004 compared with the same periods in 2003. Cash operating expenses have increased due to the continued growth of CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer desire for this service), offer additional services (video and DSL), pursue aggressive marketing to achieve brand recognition, and provide solutions for customers’

evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer our top priority, deserving our best service, attitude and consideration. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Noncash operating expenses increased $34,885 or 3.5% for the three months ended September 30, 2004 compared with the same period in 2003. Noncash operating expenses increased $112,987 or 3.7% for the nine months ended September 30, 2004 compared with the same period in 2003. Depreciation expense was the primary cause of these increases. The increases in depreciation expense were reflective of the new investments in the segment’s infrastructure as previously discussed.

Operating income decreased $103,601 or 15.5% for the three months ended September 30, 2004 compared to the three-month period ended September 30, 2003. The decrease in operating income for the three-month period was primarily due to a decrease in network access revenue caused by a 17.2% decrease in access minutes of use and the continued downward pressure on access rates, common industry trends.

Operating income decreased $755,136 or 36.7% for the nine-month period ended September 30, 2004 compared to the same period in 2003. There were four main causes of the decrease. First, the Company has a receipt of funds in the first nine months of 2003 to true up the segment’s Universal Service Funding for Safety Net Additive for 2002. This resulted in a $197,148 decrease in the amount of funds received for the first nine months ended September 30, 2004 compared to the same period in 2003. Second, this segment realized a $408,952 reduction in estimated revenues during the three-month period ended June 30, 2004 due to the ongoing access billing dispute with Qwest (see note 12 on page 15). Third, this segment experienced a 7.9% decline in access minutes of use for the nine months ended September 30, 2004 as compared to 2003. Coupled with the downward pressure on access rates, this decline reduced network access revenues by approximately $180,000. Fourth, the segment had additional expenses associated with its growing customer base and its commitment to compete effectively in the telecommunications arena. A $40,209 decrease in revenues combined with a $714,927 increase in operating expenses resulted in the $755,136 decrease in operating income for the nine-month period.

Cellular Segment Operations

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $9,178 for the three month period ending September 30, 2004 compared to September 30, 2003, and increased $24,968 for the nine month period ending September 30, 2004 compared to September 30, 2003. The Cellular segment receives commissions from MWH for subscribing customers to their service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to MWH’s cellular phone service. Cellular investment income increased $295,077 or 39.6% for the three months ended September 30, 2004 compared to the same period ended in 2003, and increased 243,579 or 10.3% for the nine months ended September 30, 2004 as compared to September 30, 2003. These increases reflected MWH’s success in competing in a highly competitive market place. The Cellular segment’s present investment in MWH is shown in the following table using the proportionate consolidation method.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Proportionate Method:
Operating Revenues	5,873,522	4,587,029	15,582,420	12,471,093

Cash Operating Expenses	3,547,924	2,991,046	10,150,969	7,894,185
Noncash Operating Expenses	740,607	550,326	2,151,009	1,603,396

Total Operating Expenses	4,288,531	3,541,372	12,301,978	9,497,581

Operating Income	1,584,991	1,045,657	3,280,442	2,973,512

Cellular Investment Income	$1,040,983	$745,906	$2,603,237	$2,359,658

A recap of income for the Cellular segment, which includes its proportional share of the income in its investment in MWH, is contained in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues:	$122,287	$90,634	$336,315	$212,425

Cash Operating Expenses	95,361	72,886	244,596	145,674
Noncash Operating Expenses	—	—	—	—

Total Operating Expenses	95,361	72,886	244,596	145,674

Operating Income	26,926	17,748	91,719	66,751

Interest Expense	(21,501)	(20,631)	(59,719)	(65,921)
Cellular Investment Income	1,040,983	745,906	2,603,237	2,359,658

Net Income	$622,927	$442,322	$1,568,757	$1,405,199

Phonery Segment Operations

The Phonery segment represented 11.8% of the consolidated operating revenues for the three-month period ended September 30, 2004 and 12.1% of the consolidated operating revenues for the nine-month period ended September 30, 2004 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communications to end-user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating Revenues:	$470,524	$470,585	$1,393,710	$1,368,173

Cash Operating Expenses	217,662	208,269	642,737	664,557
Noncash Operating Expenses	19,935	17,903	59,805	53,710

Total Operating Expenses	237,597	226,172	702,542	718,267

Operating Income	232,927	244,413	691,168	649,906

Net Income	$138,661	$145,502	$411,452	$386,921

Operating revenue decreased $61 for the three months ended September 30, 2004 compared to the same period in 2003. Operating revenue increased $25,537 or 1.9% for the nine months ended September 30, 2004 compared to the same period in 2003. An increase in sales, service and installation revenues accounted for approximately $80,000, and an increase in the resale of long distance toll revenues accounted for approximately $23,000 of the increase for the nine months ended September 30, 2004. These nine-month increases were offset by a decrease of approximately $75,000 in leased network capacity revenues. The decrease in leased network capacity revenues included a June 2004 decrease of $19,745 related to the Qwest dispute (see note 12 on page 15).

Cash operating expenses increased $9,393 or 4.5% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Cash operating expenses decreased $21,820 or 3.3% for the nine months ended September 30, 2004 compared to the same period in 2003. This nine-month decrease can be attributed to a decrease in expenses for leased network capacity and this segment’s success in achieving cost efficiencies. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Noncash operating expenses increased $2,032 or 11.4% for the quarter ended September 30, 2004 compared with the same period in 2003. Noncash operating expenses increased $6,095 or 11.3% for the nine-month period ended September 30, 2004 compared to the same period in 2003. The increases were attributable to an increase in depreciation expense.

Operating income decreased by $11,486 or 4.7% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease was due to a reduction in leased network capacity revenues resulting from decreases in access minutes of use. Operating income increased by $41,262 or 6.4% for the nine months ended September 30, 2004 compared to the same period in 2003. The nine-month increase in income was the result of increased CPE sales and service, as well as increased resale of long distance toll service. These increases were offset by a reduction in leased network capacity revenues resulting from decreases in access minutes of use and the revenue reduction related to the Qwest billing dispute (see note 12 on page 15).

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital (long-term debt plus shareholders’ equity) of the Company was $43,365,439 at September 30, 2004, reflecting 63.7% equity and 36.3% debt. This compares to a capital structure of $43,686,870 at December 31, 2003, reflecting 59.8% equity and 40.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $6,365,378 for the nine-month period ended September 30, 2004 compared to $6,433,893 for the nine-month period ended September 30, 2003. Cash flows from operations for the nine months ended September 30, 2004 and 2003 were primarily attributable to net income and non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $2,330,548 for the nine months ended September 30, 2004 compared to $3,010,937 for the same period in 2003 and capital expenditures relating to on-going businesses were $2,192,663 for the nine month period ended September 30, 2004 compared to $3,496,524 for the nine month period ended September 30, 2003. The Company operates in a capital-intensive industry. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company budgeted total plant additions of approximately $2,770,000 in 2004. The decrease in notes receivable was $674,037 for the first nine months of 2003. The decrease was due to repayment to the Company in full of the note receivable from Mr. Bill Otis, President.

Cash flows used by financing activities was $3,162,266 for the nine-month period ended September 30, 2004 compared to cash flows used by financing activities of $3,167,517 for the nine-month period ended September 30, 2003. Included in cash flows used in financing activities were debt repayments, retired stock, and dividend payments.

Dividends

The Company paid dividends of $1,278,350 during the first nine months of 2004 and $1,278,387 for the first nine months of 2003. The dividends amounted to $.0833 per share per quarter. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2004. Paying dividends at the existing level is not expected to materially impact the liquidity of the Company.

Working Capital

The Company had working capital of $117,705 as of September 30, 2004, compared to working capital of $1,244,920 as of December 31, 2003. The decrease of $1,127,215 in working capital reflects the Company’s decrease in receivables. The decrease in receivables was caused by a reduction of the overpayment of income taxes and the reduction of the net receivable from Qwest due to the ongoing access billing dispute (see note 12 on page 15). The ratio of current assets to current liabilities was 1.0:1.0 as of September 30, 2004 and 1.3:1.0 as of December 31, 2003.

Long-Term Debt

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. This ten-year loan requires equal monthly principal payments of $125,000 and accrued interest. At September 30, 2004, there was $10,875,000 of direct borrowings outstanding under this facility at a variable interest rate of 3.31%.

In addition, the Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. This facility requires quarterly principal payments of $250,000. In addition, interest payments on this facility are made monthly. At September 30, 2004, there were $7,250,000 of direct borrowings outstanding under this facility at a variable interest rate of 3.31%.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt and bank lines of credit. The Company believes its debt to total capital proportions of 40 to 60 percent will be adequate for at least the next 12 months.

By utilizing cash flow from operations and current cash balances, the Company believes it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements for the foreseeable future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company’s long-term debt based on variable rates had averaged 10% more (resulting in an annualized interest rate of approximately 3%) for the first nine months of 2004, the Company’s interest expense would have increased approximately $40,000. Under current facility documents, the Company, at it option, can convert its varible-rate debt to fixed-rate debt. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 4.   CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in periodic filings with the SEC.

During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

(a)	Exhibits

See “Index to Exhibits” on page 29 of this Form 10-Q.

(b)	Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 4, 2004	By	/s/ James P. Jensen

James P. Jensen, Chairman

Dated: November 4, 2004	By	/s/ Bill Otis

Bill Otis, President

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002