Form 10-K
period 2004-12-31
NEW ULM TELECOM INC
filed 2005-03-30
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
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

Registrant's telephone number, including area code: 507-354-4111

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $1.66 par value
Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No X

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $42,894,045 based on the last sale price of $9.00 on The OTC Bulletin Board.

The total number of shares of the registrant’s common stock outstanding as of March 22, 2005: 5,115,435.

Documents Incorporated by Reference: Certain information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

PART I

Item 1.   Business

General Development of Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company’s principal line of business is the operation of three incumbent local exchange telephone companies (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services, Internet access services, including both dial-up access and high-speed digital subscriber line or DSL access, long distance service and installs and maintains telephone systems to the areas in and around its ILEC service territory in southern Minnesota and northern Iowa. The Company began offering service as a competitive local exchange carrier (CLEC) in the city of Redwood Falls, Minnesota in 2002. The Company also has a 9.88% investment in Midwest Wireless Holdings L.L.C. a wireless communications provider in southern Minnesota, northern Iowa, and southwestern Wisconsin. The Company also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa.

For purposes of this report, all references to the “Company” shall mean New Ulm Telecom, Inc. and its subsidiaries.

The Company maintains a website at www.newulmtel.net. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge at www.newulmtel.net, as soon as reasonably practicable after such material is filed with or furnished to the SEC.

The Company and its five wholly-owned subsidiaries are organized into three business segments as follows:

Telecom Segment

  This Segment contains the operations of the Company’s incumbent local exchange carriers: (ILEC’s) New Ulm Telecom, Inc. (New Ulm), the parent company; Western Telephone Company (Western), a wholly-owned subsidiary; Peoples Telephone Company (Peoples), a wholly-owned subsidiary; its competitive local exchange carrier (CLEC) New Ulm Telecom, Inc.; its investment in FiberComm, LC, a CLEC located in Sioux City, Iowa; and the Company’s operations that provide Internet and video services.

Cellular Segment

  This Segment contains the sales and service of cellular phones and accessories, and the Company’s ownership in Midwest Wireless Holdings L.L.C. (MWH) in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary, owns 7.55% and Peoples Telephone Company, a wholly-owned subsidiary, owns 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2004.

Phonery Segment

  This Segment contains the sales and service of customer premise (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), a wholly-owned subsidiary; Western Telephone Company, a wholly-owned subsidiary; and Peoples Telephone Company, a wholly-owned subsidiary. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

Financial information about the Company’s industry segments is included commencing on page 38 of this Form 10-K.

Dispositions

In January, 2002, Cherokee Cellular, Inc. (CCI) and Three Lakes Cellular, Inc. (TLCI), which owned units of MWH, dissolved. Peoples had an ownership interest in each corporation. The Corporations entered into a transaction that allowed CCI and TLCI to transfer MWH shares directly to the stockholders. Prior to this transaction, Peoples contributed $2,166,000 of cash to these corporations. The stockholders of CCI and TLCI assumed an increase in the value of MWH, resulting in a taxable gain. Recognition of the gain occurred due to the step-up value resulting in the appreciation of the value of MWH. The Company recorded a pre-tax gain of $1,157,915 ($697,065 net of tax), which is reflected in the Cellular Segment in 2002.

Acquisitions

The dissolution of CCI and TLCI, as explained above, allowed the Company to increase its direct ownership in MWH. Peoples acquired an additional 12,050 units in MWH through the dissolution of these two Corporations.

The dissolution of TLCI also allowed Peoples to purchase additional units in MWH. Peoples purchased 12,295 units from other partners in TLCI for approximately $1,940,000 in cash. The investment income subsequent to these transactions is reflected in the Cellular Segment.

Narrative Description of Business

Telecom Segment

The Company’s core business is the operation of three independent telephone companies, its CLEC operations, its Internet and video operations from which it generates the majority of its revenue. The Company conducts this core business in the Telecom Segment.

The Telecom Segment operates three ILEC’s (New Ulm, Western, and Peoples) and one CLEC in the City of Redwood Falls, Minnesota. New Ulm and Western are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), and Peoples is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). The Telecom Segment has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2004, the Company served approximately 17,000 access lines. The Company provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn and the adjacent rural areas in Brown, Nicollet, Blue Earth and Redwood counties in south central Minnesota, approximately 90 to 120 miles southwest of Minneapolis, Minnesota. The segment also operates six cable television systems in Minnesota (in the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn and Jeffers, and the surrounding rural areas), and one cable television system in Iowa (in the city of Aurelia), servicing approximately 4,470 customers.

The telecom segment derives its principal revenues from local service charges to its residential and business subscribers and access charges to inter-exchange carriers for providing the carriers access to the Company’s local phone networks. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to the Company’s subscribers.

Alternatives to the Company’s service include customers leasing private line switched voice and data services in or adjacent to the territories served by the Company, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company’s long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in the industry, New Ulm, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to their customers. These new technologies include the latest release of digital switching technology on all of the ILECs switches and installation of SS7 (an out-of-band system) for all of its access lines. New Ulm, Western, and Peoples have also constructed fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that protect their local networks and enable them to provide a very reliable level of service to their customers. The value of the local network is also enhanced by the ability to offer access to high-speed Internet (DSL) to over 95% of their customers. DSL technology offers customers access to high-speed Internet and traditional voice connectivity over the same connection. In addition, New Ulm and Western have enhanced their networks to offer video services over the same facilities that provide their customers with voice and Internet access. This technology is available to approximately 80% of their access lines.

New Ulm currently has competition in the City of Redwood Falls, Minnesota in the provision of traditional telephone service. Qwest is the incumbent provider. (New Ulm entered Redwood Falls as a CLEC in September 2002.) Competition does not currently exist in the other communities and areas served by New Ulm, Western or Peoples for traditional telephone service. The Company is also facing competition in the Minnesota communities of New Ulm, Redwood Falls, and Springfield in the provision of video services. Time Warner is the incumbent provider for video services in New Ulm and Mediacom is the incumbent provider in Redwood Falls and Springfield. Several companies also compete with the Company in providing Internet services. New Ulm, Western, and Peoples constantly respond to competitive pressure with active programs to market products and to enhance their infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided by inter-exchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the inter-exchange carriers themselves. The provision of these services is of a contractual nature and is primarily controlled by the inter-exchange carriers. Other services, such as directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and customer experience.

Cellular Segment

The Cellular Segment derives its revenue from the sales and service of cellular phones and accessories, and the Company’s ownership in MWH. Cell #9 owns a 7.55% and Peoples owns a 2.33% interest in MWH. MWH provides cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. The Company records equity earnings in MWH from Cell #9’s and Peoples’ equity ownership in MWH.

Phonery Segment

The Phonery Segment provides the sales and service of customer premise and transport operations of Phonery, Western, and Peoples. This segment’s activities also include the resale of long distance toll service operations of New Ulm Long Distance, Inc.

The Phonery Segment is a non-regulated telecommunications business which sells and services telephone apparatus, toll transport services and provides voice-mail services on a retail level primarily in the areas served by New Ulm, Western and Peoples. The Phonery specializes in quality custom installation and maintenance of local networking and transport solutions in telecommunications for end user customers.

There are a number of companies engaged in the sale of telephone equipment at the retail level competing with the Phonery Segment. Competition is based primarily on price, service, and customer experience. No company is dominant in this field.

Regulatory Matters

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company’s actual or average costs. There has been a shift in the composition of interstate access charges in recent years shifting more of the charges to the end user and reducing the amount of access charges paid by inter-exchange carriers. The Company believes this trend will continue.

The FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for use of their interconnecting networks). This examination could lead to significant changes in the way the Company is compensated for use of its local network in the future.

The FCC has an open docket on inter-carrier compensation as well as several dockets on VoIP. In February, 2005, the FCC issued a Notice of Public Rule Making (NRPM) requesting comments on various proposals for interconnection compensation reform. The Company cannot predict the outcome of such proceedings, nor can it estimate the impact.

The Company’s local exchange telephone companies are subject to the jurisdiction of Minnesota and Iowa with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company’s ability to implement rate increases. In addition, the regulatory process inherently restricts the Company’s ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases are implemented prospectively.

State regulators are considering changes to intercarrier compensation. In Minnesota, a docket had been opened to reduce the access charges paid to the Company by inter-exchange carriers. The docket was suspended in December, 2004, subsequent to concerns expressed by state agencies regarding increases in local rates that might result from mandated access reductions. The Company cannot estimate the effect, if any, of any future potential state access changes.

The Company and its subsidiaries anticipate no material effects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

Competition

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company’s customers and request access to the Company’s local network facilities. The law also permits existing telephone companies to offer telephone service outside their existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule-making procedures to implement the law. The rule making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule-making procedures are complete and the court issues settled, the Company cannot predict how the new law will affect its business.

Since the mid-1990’s, the Company’s business strategy has been to position itself as a “one-stop” telecommunications provider. The Company believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ total communications needs. The Company believes that it has several competitive advantages: its prices and costs are low; its service quality and reputation are high; its commitment to the communities it services is unparalleled; its investment in technology is strong; and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry.

Forward-Looking Statements

This Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include, but are not limited to, the following:

  increased competition in core business segments which may decrease market share and or affect the pricing of services or products;
  the ability to retain key employees;
  changing market conditions which may affect growth rates in the industry;
  the ability to secure financing for future expansion and operations;
  the ability to improve operations with new technologies;
  required investment in technological innovations which may deplete capital resources;
  the continuation of historical trends, including continued declines in access lines and access minutes of use;

  the economy in general;
  the future of the communications industry and communications services;
  the effect of legal and regulatory changes;
  the sufficiency of cash generated from current operations to fund future liquidity needs;
  adverse determinations in existing and future disputes regarding network access charge billings; and
  other risks and uncertainties which may affect operating results.

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

Employees

As of March 22, 2005, the Company had 70 full-time equivalent employees.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 2005.

Name and Age	Position

Bill Otis	President and Chief Executive Officer
(47)	– New Ulm Telecom, Inc.

Barbara Bornhoft	Vice-President and Secretary
(48)	– New Ulm Telecom, Inc.

Nancy Blankenhagen	Chief Financial Officer and Treasurer
(44)	– New Ulm Telecom, Inc.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company’s executive officers is employed pursuant to a written employment contract. There are no familial relationships between any director or executive officer, except that the Chairman of the Board, Mr. James P. Jensen is the brother-in-law of Director, Mr. Gary Nelson.

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company he was the Officer Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis is also a director of MWH.

Barbara Bornhoft has been Vice President/Secretary of the Company since 1998.

Nancy Blankenhagen has been Chief Financial Officer/Treasurer of the Company since May 2004. She was the Interim Chief Financial Officer/Treasurer of the Company from February 2004 to May 2004. Prior to that role, she had been an accountant for the Company since 1989.

Item 2.   Properties

The three operating telephone companies (New Ulm, Western, and Peoples) own central office equipment, which is used to record, switch and transmit the telephone calls, as described below.

New Ulm’s host central office equipment was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in three locations: two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings.

Western installed Nortel Networks remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples’ central office equipment was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. Peoples leases host switching facilities from FiberComm, LC, of which it owns a 25.18% equity interest.

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 5 to the financial statements, found on page 34 of this document, describes the mortgages and collateral relating to the above properties, while Note 2 to the financial statements, found on page 32 of this document, describes the Company’s depreciation policy.

The Company owns various buildings and related land as follows:

(1)

New Ulm owns a building that is located at 400 Second Street North, New Ulm, Minnesota. It was originally constructed in 1918, with various additions and remodeling through the years. This building contains business offices and central office equipment. The building also has warehouse and garage space. This building contains approximately 23,700 square feet of floor space.

(2)

New Ulm constructed a warehouse in 1992 that is located at 225 20th South Street, New Ulm, Minnesota. The warehouse has 10,800 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction.

(3)

New Ulm has three remote central office buildings that are located on the north side of New Ulm, the south side of New Ulm, and in Courtland. These buildings contain central office equipment that remote off New Ulm’s main central office equipment.

(4)

New Ulm owns three towers and the land on which they are constructed. One is located north/northwest of the city of New Ulm along Highway 14 in Nicollet County, another is located north of St. George, Minnesota, and the third is located at the 400 Second North location.

(5)

New Ulm owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area.

(6)

New Ulm leases a building located at 27 North Minnesota, New Ulm, Minnesota. The building contains approximately 14,000 square feet of space and is used primarily as a retail location housing customer support services and the corporate business office.

(7)

New Ulm owns a building located at 137 E. 2nd Street, Redwood Falls, Minnesota. This building contains business offices and central office equipment. This building contains approximately 1,540 square feet of floor space.

(8)

New Ulm has three remote equipment office buildings in Redwood Falls, Minnesota that are located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street. These buildings contain central office equipment that remote off New Ulm’s main central office equipment.

(9)

Western owns a building at 22 South Marshall, Springfield, Minnesota. This building contains the business office and central office equipment. This building contains approximately 2,100 square feet of floor space.

(10)	Western has a building in Sanborn, Minnesota, which contains central office equipment that remotes off Western’s central office equipment.

(11)

Western owns a warehouse located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction. This building contains approximately 3,750 square feet of space.

(12)

Peoples owns a building at 221 Main Street, Aurelia, Iowa that houses the business office, central office equipment and cable television head-end equipment. The building contains approximately 1,875 square feet of floor space.

(13)

Peoples owns a building that is adjacent to its main office building at 217 Main Street, Aurelia, Iowa. This building is available to expand the present main office building. The building contains approximately 1,875 square feet of floor space.

(14)	Peoples owns a building at 133 ½ Main Street, Aurelia, Iowa, that contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(15)	Peoples also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25’ x 100'.

In addition, New Ulm, Western and Peoples own the lines, cables and associated outside physical plant utilized in providing telephone and cable television service in their service areas.

The Phonery owns equipment leased to subscribers such as telephone sets and other similarly used instruments.

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

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “NULM.” The table below sets forth the approximate high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock

	High	Low

2004:
1st quarter	$9.85	$8.90
2nd quarter	$9.75	$8.50
3rd quarter	$9.75	$8.25
4th quarter	$9.50	$8.50

2003:
1st quarter	$10.25	$7.65
2nd quarter	$10.10	$8.15
3rd quarter	$10.10	$9.19
4th quarter	$9.75	$8.80

Record Holders

As of March 22, 2005, there were approximately 1,356 holders of record of the Company’s common stock.

Dividends

Dividends were declared in 2004, 2003 and 2002.

Dividends were $.33 per share in 2004, $.33 per share in 2003 and $.33 per share in 2002. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. There are security and loan agreements underlying CoBank notes that contain certain restrictions on distributions to stockholders, investment in, or loans to others.

Item 6.   Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31

	2004	2003	2002	2001	2000

Operating Revenues	$15,100,567	$15,841,037	$14,334,243	$13,334,822	$12,485,337

Operating Expenses	12,468,846	11,867,260	10,753,858	9,406,647	8,145,769

Operating Income	2,631,721	3,973,777	3,580,385	3,928,175	4,339,568

Other Income	2,964,020	2,393,527	3,043,946	810,702	829,696

Income Taxes	2,303,392	2,554,550	2,634,350	1,970,639	2,206,137

Net Income	3,291,749	3,812,754	3,989,981	2,768,238	2,963,127

Basic and Diluted Net Income
Per Share	.64	.75	.78	.54	.57

Dividends Per Share	.33	.33	.33	.33	.33

All per share data has been re-stated to reflect the three-for-one stock split effective January 10, 2002.

Selected Balance Sheet Data:

	Year Ended December 31

	2004	2003	2002	2001	2000

Current Assets	$4,679,446	$5,459,456	$5,226,671	$7,202,902	$4,182,561

Current Liabilities	4,452,826	4,214,536	5,369,847	3,010,930	2,708,359

Working Capital	226,620	1,244,920	(143,176)	4,191,972	1,474,202

Total Assets	53,835,368	53,330,534	53,311,383	42,851,780	34,958,288

Long-Term Debt	17,630,413	20,145,630	22,667,091	17,566,666	9,857,333

Stockholders’ Equity	27,824,338	26,238,457	24,130,220	21,844,756	21,766,504

Book Value Per Share	5.44	5.13	4.72	4.27	4.19

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 2004, 2003 and 2002

The Company operates three business segments: Telecom, Cellular and Phonery. The majority of its operations consist of the Telecom Segment that provides telephone and related ancillary services, Internet services, and cable television services to several communities in Minnesota and Iowa. The Cellular Segment includes the sale and service of cellular phones and accessories, and a 9.88% interest in MWH, which it records on the equity method of accounting due to the influence the Company has over the operations and management of MWH. The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

Non-GAAP Measurements

In addition to the GAAP results provided in this Form 10-K, the Company has furnished the non-GAAP measure of EBITDA. EBITDA may be reconciled to our GAAP financial measures as follows: EBITDA represents operating income, plus depreciation and amortization expense (noncash expenses). EBITDA, which is not a measure of financial performance or liquidity under United States GAAP, is provided because the Company understands that such information is used by certain investors when analyzing the financial position and performance of the Company. This measure does not replace the presentation of our GAAP financial results. Because of the variety of methods used by companies and analysts to calculate EBITDA, and the fact that EBITDA calculations may not accurately measure a company’s ability to meet debt service requirements, caution should be used in relying on any EBITDA presentation. This non-GAAP measure is provided as supplemental information to our investors in analyzing our performance.

This supplemental comparison is consistent with the manner in which management internally reviews results of operations and evaluates performance in that management reviews the results of operations on both a GAAP basis and using adjusted comparisons. Management does not use the adjusted comparisons in lieu of the comparable GAAP measures, but rather uses the adjusted comparisons to supplement its review of operations.

Consolidated Results of Operations

2004 Compared to 2003

  2004 consolidated revenues were $15,101,000, compared with $15,841,000 in 2003, a decrease of $740,000 or 4.7%. The Telecom Segment experienced decreases in its operating revenues resulting from access revenue reductions. These access revenue reductions reflected the continued decline in access minutes of use, reduced access rates, a decrease in settlements from the National Exhange Carrier Association (NECA) and a revenue reduction relating to Qwest disputed billings (see note 12 on page 37). Due to this ongoing dispute, network access revenues were decreased by $408,952 in June, 2004. This represents an adjustment for recognized revenues since 1995 (the start of the dispute). The billing dispute with Qwest is ongoing and management believes it has taken an appropriately conservative approach to the recording of Qwest revenues so that the Company does not expect significant future downward revenue adjustments for this dispute. A decrease in NECA settlements was attributed to the parent company, New Ulm Telecom, Inc. NECA settlements for the parent are based on the actual costs to provide service. In 2004 these settlements decreased approximately $375,000 due to a decline in central office switching and circuit equipment costs allocated to the interstate jurisdiction. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates. The Company believes, despite the decline in the Telecom Segment revenues, that this sector has positioned itself for future revenue growth. The Company expects growth to be realized through increases in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued investment in its infrastructure will allow the Company to continue to offer its customers new technologies as they emerge, and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth. The Telecom segment invested $3,004,000 in its infrastructure in 2004, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. The Cellular segment experienced an increase in revenues due to an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment had no significant change.
  2004 consolidated operating expenses were $12,469,000, compared with $11,867,000 in 2003, an increase of $602,000 or 5.1%. The Telecom segment provided $498,000 of the total increase, which related to expenses from an increase in the number of customers subscribing to Internet and video services and the continued growth of CLEC services in Redwood Falls, Minnesota. The Cellular segment had an increase in expense due to the increase in cellular phone and accessory sales. The Phonery segment expenses had no significant change.
  2004 consolidated net income was $3,292,000 compared with $3,813,000 in 2003. The decrease in consolidated net income was $521,000 or 13.7%. This decrease was attributed to decreases in the Company’s access network revenues and an increase in operating expenses, offset by revenue increases in its non-regulated offerings, such as DSL and video services, a reduction in interest expense due to reduction of principal amounts outstanding and an increase in other investment income.

2003 Compared to 2002

  2003 consolidated revenues were $15,841,000, compared with $14,334,000 in 2002, an increase of $1,507,000 or 10.5%. The Telecom segment provided for the increase in revenues with the continued success of its new service offerings: digital video and DSL, which began in 2001, and the introduction of competitive local exchange services in Redwood Falls, Minnesota. The Telecom segment invested $4,132,000 in its infrastructure in 2003, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. The other segments had no significant change.
  2003 consolidated operating expenses were $11,867,000, compared with $10,754,000 in 2002, an increase of $1,113,000 or 10.3%. The Telecom segment provided $1,611,000 of the total increase, of which $624,000 related to depreciation expense, with the remaining increase due to the expenses associated with the segment’s new service offerings: digital video and DSL, and the introduction of CLEC services in Redwood Falls, Minnesota. Total Company write-offs of bankrupt carrier receivables in fiscal year 2002 were $400,000.
  2003 consolidated net income was $3,813,000 compared with $3,990,000 in 2002. The decrease in consolidated net income was $177,000 or 4.4%. Consolidated net income in 2002 included a pre-tax gain of $1,157,000 ($697,000 after taxes) due to the dissolution of two corporations within the Cellular Segment. This increase was attributed to increased profitability of the Company’s telephone operations, including its non-regulated offerings, such as DSL and video services, a reduction in interest expense due to reduction of principal amounts outstanding and an increase in other investment income.

Results of Operations by Business Segment

Telecom Segment

Telecom Segment revenues represented 85.6% of 2004 consolidated operating revenues. Revenues are primarily earned by providing approximately 17,000 customers access to the local networks of its ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, providing Internet services and video services (a new venture undertaken in 2001) to its subscribers. The Telecom segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total Telecom segment revenues have increased 9.8% since 2002. All information contained in this table is before intercompany eliminations.

	2004	2003	2002

Operating Revenues:
Local Network	$4,214,489	$3,971,606	$3,715,447
Network Access	5,144,664	6,828,229	6,243,644
Other	4,446,926	3,746,194	2,611,485

Total Operating Revenues	13,806,079	14,546,029	12,570,576

Cash Operating Expenses	7,978,010	7,350,735	6,364,001
Non-cash Operating Expenses	4,197,752	4,212,007	3,587,875

Total Operating Expenses	12,175,762	11,562,742	9,951,876

Operating Income	1,630,317	2,983,287	2,618,700

Net Income	699,932	1,660,726	1,120,696

Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA)	5,890,207	7,414,229	6,076,411
Capital Expenditures	$3,004,263	$4,132,108	$7,766,799

Total Telecom segment revenues decreased $739,950 or 5.1% in 2004 over 2003 and increased $1,975,000 or 15.7% in 2003 over 2002.

Local network revenue increased in the Telecom segment by $243,000 or 6.1% in 2004 over 2003 and increased $256,000 or 6.9% in 2003 over 2002. The number of access lines served decreased 1.5% in 2004 over 2003, as compared to an increase of 2.3% in 2003 over 2002. The decrease in access lines in 2004 was primarily due to the decreased demand for access lines as DSL service became available to a greater portion of the Company’s service areas and as the Company satisfied customers’ desire for Internet services at higher speeds than is available through traditional dial-up service. DSL is used to provide both traditional voice connectivity and access to high-speed Internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing Internet service. The increase in access lines in 2003 was primarily due to growth in the segment’s CLEC activity in Redwood Falls, which was started in late 2002. Growth in the segment’s basic voice service revenue for CLEC customers accounted for approximately $51,000 and $156,000 of the 2004 and 2003 increases in local network revenue, respectively. In addition, charges for the voice portion of DSL service were responsible for $169,000 and $114,000 of the 2004 and 2003 increases in local network revenues, respectively. Overall, the revenue increases were accomplished with promotion and packaging of vertical services, most notably, DSL, and focused marketing to potential customers. In 2002, the Telecom segment also entered into a number of interconnection agreements with wireless providers, which allows these providers access to its customers at the local service level. The interconnection agreements increased local network revenues by $36,000 for 2004 over 2003 and revenues were constant for 2003 over 2002.

Network access revenue decreased $1,684,000 or 24.7% in 2004 over 2003 and increased $585,000 or 9.4% in 2003 over 2002. Access minutes in 2004 decreased by 1.6% over 2003 and in 2003 decreased by 9.2% over 2002. The decreases in network access revenue were reflected by the overall decrease in minutes of use over the last two years and the negative effects of network access pricing, a common industry trend. Overall, the industry trend of decreasing minutes of use experienced by the Company was partially offset in the Telecom Segment by the increase in minutes of use generated by the CLEC activities in Redwood Falls. The continued utilization of the Internet (e-mail, voice-over-IP) and wireless services will likely erode any potential increases in the volume of switched access minutes of use, likely contributing to future decreases in network access revenues. The Telecom segment has invested over $14,900,000 in capital expenditures since 2002. These capital expenditures, which have enhanced this segment’s infrastructure, allowed New Ulm, Western, and Peoples to receive additional settlements from the National Exchange Carrier Association (NECA) in previous years. However, in 2004, the parent company, New Ulm Telecom, Inc. had a decrease in their NECA settlements due to a decline in central office switching and circuit equipment costs allocated to the interstate jurisdiction. New Ulm, Western, and Peoples are eligible for high-cost loop and safety net universal service funding. In 2004, the Telecom segment saw a decrease of $327,000 in the receipt of this funding compared to 2003. In 2003, the Telecom segment received $588,000 in additional funding over 2002. In June 2004, the Telecom segment recognized a $408,952 reduction in revenues due to the ongoing access billing dispute with Qwest, an interexchange carrier that provides long distance service. The dispute relates to the use of estimated terminating traffic and the related access charges. The dispute is ongoing and is before the Minnesota Public Utilities Commission for resolution. The Company’s reserves conservatively reflect its present expectations regarding the resolution of this pending matter. (See note 12 on page 37)

Other operating revenues increased $701,000 or 18.7% in 2004 over 2003 and increased $1,135,000 or 43.5% in 2003 over 2002. Due to the infrastructure enhancements that have taken place since 2000, the Telecom Segment offers video and Internet services over the existing infrastructure. The video product was responsible for $436,000 of increased revenues in 2004 as compared to $438,000 of the increase for 2003 over 2002. The Telecom segment provided additional Internet revenues of $256,000 in 2004 over 2003, and $227,000 in 2003 over 2002, primarily from the high-speed Internet portion of DSL service. The take-back of some billing and collection services by inter-exchange carriers resulted in a decreased revenues from 2004 to 2003 of $10,000, and a $41,000 decrease for 2003 over 2002.

Cash operating expenses increased $627,000 or 8.5% in 2004 over 2003 and $987,000 or 15.5% in 2003 over 2002. Increases in the cash operating expenses for the CLEC activity in Redwood Falls accounted for $114,000 of the total increases in 2004 over 2003 and $599,000 in 2003 over 2002. Cash operating expenses have increased due to the continued growth of CLEC operations in Redwood Falls, Minnesota and the increasing array of services offered, such as video and DSL, that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer desire for this service), offer additional services (video and DSL), pursue aggressive marketing to achieve brand recognition, and provide solutions for customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving its best service, attitude and consideration. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, Minnesota in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Non-cash operating expenses decreased $14,000 or 0.3% in 2004 over 2003 and increased $624,000 or 17.4% in 2003 over 2002. Depreciation expense was the main cause of the changes in non-cash operating expenses. There was very little change in the amount of depreciation in 2004 as compared to 2003 reflecting the effect of having some assets becoming fully depreciated. The increase in depreciation expense in 2003 as compared to 2002 was reflective of the new investments of over $14,900,000 in the segment’s infrastructure since 2002 as mentioned above. These investments have allowed the Telecom Segment to offer video and DSL services, as well as expand its service territory to Redwood Falls, Minnesota.

The Telecom segment capital expenditures for 2004 and 2003 were $3,004,000 and $4,132,000. The single largest construction project for both 2004 and 2003 consisted of building out facilities to provide video and DSL in the rural areas surrounding New Ulm. The segment had capital projects of $7,766,799 in 2002 due to building facilities in Redwood Falls for CLEC activities and $7,111,700 in 2001 due to the plant upgrades in the city of New Ulm, allowing the segment to offer video and DSL to its customers utilizing the same infrastructure. The segment’s capital budget for 2005 is approximately $2,649,000.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88%, 9.88%, and 9.92% ownership interest in MWH in 2004, 2003, and 2002, respectively. The operating income from sales of cellular phones and accessories continues to grow due to increased sales and cellular activation commissions. The Cellular segment receives commissions from MWH for subscribing customers to their service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to MWH’s cellular phone service. Cellular investment revenues and operating income continue to grow as MWH adds customers. Acquisitions by MWH in Iowa and Wisconsin in 2000 have had a significant impact on revenues and profitability of MWH. MWH acquired additional properties in Iowa in 2003 that diluted the Company’s ownership from 9.92% to 9.88%.

The operating revenues from sales of cellular phones and accessories, and activation commissions increased by $142,368 or 42.0% in 2004 over 2003, and $21,486 or 6.8% in 2003 over 2002. These increases primarily resulted from the commissions the Company received due to its success in selling MWH service. In 2004, Cellular investment income increased $725,000 or 26.7% over 2003 as compared to a decrease of $78,000 in 2003 over 2002. The 2004 increase was due to the overall growth in customers and profitability in MWH in 2004. The 2003 decrease was due primarily to increased depreciation as MWH continues to build-out its network infrastructure. The 2003 investment income decreased despite a 10% increase in revenues and a 3.6% increase in cash operating income in 2003 over 2002 for MWH.

The Company used the equity method, which applies the Company’s ownership percentage to MWH revenues and expenses for the segment information below.

	2004	2003	2002

Cellular Investment Income	$3,436,159	$2,710,717	$2,788,861

Proportionate Method:
Operating Revenues	20,801,884	17,830,689	16,139,561

Cash Operating Expenses	13,686,818	11,766,583	10,290,753
Non-cash Operating Expenses	2,949,522	2,270,044	1,916,390

Total Operating Expenses	16,636,340	14,036,627	12,207,143

Operating Income	4,165,544	3,794,062	3,932,418

Net Income	$3,436,159	$2,710,717	$2,788,861

A recap of income for the Cellular segment, which includes its share of the income from its investment in MWH (recorded on the equity method), is contained in the following table.

	2004	2003	2002

Operating Revenues:	$481,213	$338,845	$317,359

Operating Expenses	354,067	221,202	206,376

Operating Income	127,146	117,643	110,983

Interest Expense	(83,764)	(86,229)	(89,322)
Gain on Dissolution	—	—	1,157,915
Cellular Investment Income	3,436,159	2,710,717	2,788,861

Net Income	$2,071,371	$1,632,391	$2,362,411

Phonery Segment

The Phonery Segment represented 11.4% of 2004 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and re-sells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communications to end-user customers. All information contained in this table is before intercompany eliminations.

	2004	2003	2002

Operating Revenues	$1,848,741	$1,876,984	$1,830,577

Cash Operating Expenses	901,423	927,239	901,501
Noncash Operating Expenses	73,060	76,898	78,374

Total Operating Expenses	974,483	1,004,137	979,875

Operating Income	874,258	872,847	850,702

Net Income	520,446	519,637	506,874

Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA)	947,318	949,798	929,835
Capital Expenditures	$—	$—	$—

Phonery revenues decreased $28,000 or 1.5% in 2004 over 2003 and increased $46,000 or 2.5% in 2003 over 2002. In 2004, the Phonery segment had an increase in sales, service and installation revenues of approximately $120,000. This increase was offset by a decrease in the resale of long distance toll revenues of approximately $35,000 and a decrease of approximately $113,000 in leased network capacity revenues. The decrease in leased network capacity network revenues included a June 2004 decrease of $19,745 related to the Qwest dispute (see note 12 on page 37). In 2003, a decrease in sales, service and installation revenues of approximately $115,000 was offset by an increase in the re-sale of long distance toll revenues of approximately $145,000 and an increase of approximately $16,000 in leased network capacity.

Cash operating expenses decreased $26,000 or 2.8% in 2004 over 2003, and increased $26,000 or 2.9% in 2003 over 2002. The changes in cash operating expenses related primarily to the changes in the expenses associated with the revenues for the resale of long distance over the past two years. The Phonery segment continues striving for cost efficiencies and continues to seek new technologies to better serve customer needs and to operate efficiently.

Noncash operating expenses decreased $4,000 or 5.0% in 2004 over 2003 and $1,000 or 1.9% in 2003 over 2002. The decreases were attributable to decreased depreciation expense, as some of the segment’s older equipment has become fully depreciated.

Other Income and Interest Expense

Interest expense decreased $13,000 in 2004 over 2003 and $315,000 in 2003 over 2002. The 2004 decrease can be attributed to continued reduction of amounts outstanding and historically low interest rate on the Company’s debt. The 2003 decrease over 2002 was due primarily to a 2002 payment of $271,000 for the early extinguishment of the Phoenix debt (which is included in interest expense in 2002). The CoBank loan weighted average interest rate is variable and was 3.95% at December 31, 2004, 2.62% at December 31, 2003 and 2.82% at December 31, 2002.

Interest income decreased approximately $15,000 in 2004 over 2003 and $36,000 in 2003 over 2002. The decrease in 2004 was primarily due to historically low interest rates on invested funds. The decrease in 2003 was primarily due to the payoff of a note receivable from an officer in May, 2003.

The Company recognized a one-time pretax gain of $1,157,915 in 2002 due to the dissolution of two cellular corporations held by the Telecom Segment.

Other investment income decreased $157,000 in 2004 over 2003, as compared to an increase of $348,000 in 2003 over 2002. Included in other income was the Company’s 25.18% equity ownership in FiberComm, LC. The Company recorded a $179,000 loss from FiberComm, LC in 2004, as compared to recording income of $64,000 in 2003. Also included in other investment income was the patronage credit the Company earns from CoBank as part of its debt agreements with CoBank. The patronage earned in 2004 was $184,000, as compared to $154,000 in 2003.

Factors Affecting Future Performance

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. Such forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Forward-Looking Statements” in Item 1 of this Form 10-K.

Liquidity and Capital Resources

Cash Flows from Operations

Cash generated by operations for the year ended December 31, 2004 was $7,819,000 as compared to $8,110,000 in 2003 and $5,767,000 in 2002.

The 2004 decrease was primarily the result of the $521,000 decrease in net income in 2004 as compared to 2003. This was due primarily to the conservative reduction in revenue taken to adjust reserves for the billing dispute with Qwest. (See note 12 on page 37)

The 2003 increase was driven primarily by an increase in operating income of $393,000 in 2003 as compared to 2002 despite an increase in depreciation and amortization expense (non-cash) of $623,000. This was primarily due to efficiencies achieved in 2003 as it was the second year of CLEC activities in Redwood Falls, Minnesota, and an increase in income taxes deferred to future periods due to changes in federal income tax lives and methods for depreciation of fixed assets, which allow the Company to deduct these assets for tax purposes more quickly than for financial statement purposes.

Cash generated by operations continues to be the Company’s primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. At December 31, 2004, the Company had working capital of $227,000 as compared to working capital of $1,245,000 at December 31, 2003. Cash and cash equivalents at December 31, 2004 were $2,739,000 as compared to $2,201,000 at December 31, 2003.

Cash Flows from Investing Activities

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. Additions to property, plant and equipment were $3,004,000 in 2004, $4,132,000 in 2003 and $7,767,000 in 2002. The 2004 and 2003 additions were financed through cash flows from operations. The additions in 2002 were financed partially through operations and partially through advances on the Company’s revolving credit facility with CoBank. The Company expects plant additions to total $2,649,000 for 2005, which are expected to be financed through cash flows from operations. In 2002, the Company also expended $4,106,000 for additional ownership units in MWH

Cash Flows from Financing Activities

The Company advanced long-term debt of $9,178,000 in 2002 from its revolving credit facility with CoBank. These advances were used to help finance its additions to property plant and equipment primarily for the build-out of its CLEC network in Redwood Falls, Minnesota, and expanding its cable television (CATV) offerings in New Ulm, Minnesota. The Company also utilized these funds to retire previously issued debt from Phoenix Home Life Insurance Company of $2,567,000 in 2002 and purchase additional ownership units of MWH.

Dividends

The Company paid dividends of $1,704,466 in 2004, $1,704,517 in 2003, and $1,704,517 in 2002. This represented a dividend of $.33 per share for the past three years. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Share Repurchase Program

During the first quarter of 2004, the Company repurchased 150 shares of its common stock at $9.35 per share in a private transaction. The repurchase was made pursuant to the default provisions of a loan agreement between the Company and a former non-executive officer employee. The Company repurchased no shares in 2002 or 2003. At this time, the Company does not anticipate any significant share repurchases in 2005.

Long Term Obligations

The Company’s long-term obligations consist primarily of debt issued from CoBank. In December, 2001, the Company refinanced its revolving credit facilities with CoBank with a $15 million term loan and a reducing revolving credit facility of $10 million (total debt outstanding under both facilities at December 31, 2001 was $17,566,666). Interest on both CoBank loans is variable based on CoBank’s reference rate. The interest rates on both CoBank loans were 3.95% at December 31, 2004 and 2.62% at December 31, 2003. The Company also has an unsecured loan in the amount of $178,246, with the City of Redwood Falls, Minnesota that bears interest at 5%.

The following table details the Company’s contractual obligations, along with the cash payments due each period (excluding interest expense).

	Principal Payment Due by Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Contractual Obligations:
Long-Term Debt:
CoBank Reducing
Revolving Credit Facility	$10,500,000	$1,500,000	$4,500,000	$3,000,000	$1,500,000
CoBank Reducing
Revolving Credit Facility	7,000,000	1,000,000	3,000,000	2,000,000	1,000,000
Unsecured Note Payable	130,413	15,987	52,983	39,943	21,500

Totals	$17,630,413	$2,515,987	$7,552,983	$5,039,943	$2,521,500

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

Valuation of Long-Lived Assets:

In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this statement, the Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. The Company has reviewed its long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

Valuation of Goodwill:

The Company has goodwill on its books related to prior acquisition of telephone properties and acquisition of ownership interests in MWH. The Company was required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. The Company tested goodwill for impairment and concluded that no impairment charge on its existing goodwill was necessary as of December 31, 2004, nor has it recorded impairment charges for goodwill in prior years.

Depreciation of Property, Plant and Equipment

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

Revenue Recognition:

The Company recognizes revenue when services are rendered. The majority of the Company’s revenues are earned from providing services to its customers and providing access to its network to inter-exchange carriers.

Revenues earned from the Company’s customers come primarily from connection to its local network, cable television services, and, Internet services, (both dial-up and high-speed DSL). Revenues for these services provided to the Company’s customers are billed based on set rates for monthly service or based on the amount of time the customer is utilizing the Company’s facilities. The revenue for these services are recognized when the service is rendered.

Revenues earned from allowing inter-exchange carriers access to the Company’s network are based on utilization of the network by the carriers as measured by minutes of use of the network by the individual carriers billed at tariffed access rates for both interstate calls and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western and Peoples settle based on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued up subsequent to December 31. Management believes the estimates included in the preliminary cost study are reasonable. There has been a decline in the level of interstate access charges paid by the carriers in recent years, and the Company believes this trend will continue. The Company cannot predict the future impact that industry changes will have on interstate access revenues in 2005.

Intrastate access rates are filed with the state regulatory commissions in Minnesota and Iowa.

Recently Issued Accounting Pronouncements

In March, 2004, the FASB issued EITF 03-16, “Accounting for Investments in Limited Liability Companies.” This requires that an investment in a limited liability company (LLC) that maintains a specific ownership account for each investor should use the equity method of accounting unless the interest is so minor that the investor has virtually no influence over operating and financial policies. Practice has generally viewed investments of more than 3 to 5 percent to be more than minor. EITF 03-16 is effective for periods beginning after June 15, 2004. The adoption of these provisions did not have a material impact on the Company’s financial position or results of operation.

In December, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments,” which is a revision of SFAS No.123 and supersedes APB Opinion No.25. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of the grant, and to be expensed over the applicable vesting period. SFAS 123 (R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operation.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates, as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company’s long-term debt based on variable rates had averaged 10% more (2.94% to 3.23%) for the entire year ended December 31, 2004, the Company’s interest expense would have increased approximately $55,000 in 2004. Should interest rates rise significantly, management would likely act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota Corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31,2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited liability company, the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $17,685,547 and $15,155,015 as of December 31, 2004 and 2003, respectively, and the equity in its net income was $3,436,159, $2,710,717 and $2,788,861 for each of the three years in the period ended December 31, 2004. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIESLING ASSOCIATES LLP

West Des Moines, Iowa
February 4, 2005, except for Note 3, for which
the date is February 11, 2005

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003

CURRENT ASSETS:
Cash and Cash Equivalents	$2,739,389	$2,201,435
Receivables, Net of Allowance for Doubtful
Accounts of $136,069 and $102,500	1,417,572	2,649,347
Materials, Supplies, and Inventories	263,183	336,958
Prepaid Expenses	259,302	271,716

Total Current Assets	4,679,446	5,459,456

INVESTMENTS AND OTHER ASSETS:
Cellular Investments (Note 3)	17,685,547	15,155,015
Goodwill and Intangibles, Net of Amortization (Note 4)	3,242,338	3,244,390
Other Investments	1,608,284	1,181,089

Total Investments and Other Assets	22,536,169	19,580,494

PROPERTY, PLANT AND EQUIPMENT (Note 2):
Telecommunications Plant	56,414,779	54,108,739
Other Property	2,613,121	2,562,539
Cable Television Plant	2,362,964	2,207,476

Total Property, Plant and Equipment	61,390,864	58,878,754
Less Accumulated Depreciation	34,771,111	30,588,170

Net Property, Plant and Equipment	26,619,753	28,290,584

TOTAL ASSETS	$53,835,368	$53,330,534

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,515,987	$2,515,217
Accounts Payable	1,328,386	1,011,579
Other Accrued Taxes	77,338	75,188
Other Accrued Liabilities	531,115	612,552

Total Current Liabilities	4,452,826	4,214,536

LONG-TERM DEBT, Less Current Portion (Note 5)	15,114,426	17,630,413

NONCURRENT LIABILITIES
Loan Guarantee (Note 11)	375,000	—
Income Taxes (Note 6)	6,068,778	5,243,963
Investment Tax Credits	—	3,165

Total Noncurrent Liabilities	6,443,778	5,247,128

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value; 10,000,000 Shares
Authorized; 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value; 90,000,000 and 19,200,000 Shares
Authorized; 5,115,435 and 5,115,585 Shares Issued and Outstanding	8,525,725	8,525,975
Retained Earnings	19,298,613	17,712,482

Total Stockholders' Equity	27,824,338	26,238,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,835,368	$53,330,534

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

OPERATING REVENUES:
Local Network	$4,121,991	$3,821,522	$3,565,358
Network Access (Note 12)	5,115,844	6,782,834	6,201,044
Billing and Collection	74,385	97,783	139,053
Miscellaneous	434,824	424,051	408,446
Video Services	1,799,860	1,363,867	906,088
Internet Services	1,894,852	1,636,898	967,819
Other Nonregulated Services	1,658,811	1,714,082	2,146,435

Total Operating Revenues	15,100,567	15,841,037	14,334,243

OPERATING EXPENSES:
Plant Operations	1,973,600	1,994,538	1,691,595
Depreciation	4,237,333	4,255,810	3,635,243
Amortization	33,479	33,095	31,006
Customer Operations	1,042,490	915,596	876,001
Corporate Operations	2,136,761	1,997,116	2,253,628
Cost of Video Services	1,320,658	1,009,461	669,341
Cost of Internet Services	1,283,555	1,196,203	660,207
Other Operating	440,970	465,441	936,837

Total Operating Expenses	12,468,846	11,867,260	10,753,858

OPERATING INCOME	2,631,721	3,973,777	3,580,385

OTHER INCOME (EXPENSES):
Interest Expense	(570,892)	(583,971)	(628,417)
Interest Expense - Debt Retirement	—	—	(271,200)
Interest and Dividend Income	32,418	47,793	83,547
Interest During Construction	4,197	—	42,645
Gain on Dissolution	—	—	1,157,915
Equity Earnings in Cellular Partnership	3,436,159	2,710,717	2,788,861
Other Investment Income (Expense)	62,138	218,988	(129,405)

Total Other Income (Expenses)	2,964,020	2,393,527	3,043,946

INCOME BEFORE INCOME TAXES	5,595,741	6,367,304	6,624,331

INCOME TAXES	2,303,992	2,554,550	2,634,350

NET INCOME	$3,291,749	$3,812,754	$3,989,981

BASIC AND DILUTED NET INCOME
PER SHARE	$0.64	$0.75	$0.78

DIVIDENDS PER SHARE	$0.33	$0.33	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock

	Shares	Amount	Retained Earnings

BALANCE on December 31, 2001	5,115,585	$8,525,975	$13,318,781

Net Income			3,989,981
Dividends			(1,704,517)

BALANCE on December 31, 2002	5,115,585	8,525,975	15,604,245

Net Income			3,812,754
Dividends			(1,704,517)

BALANCE on December 31, 2003	5,115,585	8,525,975	17,712,482
Retired Stock	(150)	(250)	(1,152)
Net Income			3,291,749
Dividends			(1,704,466)

BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,291,749	$3,812,754	$3,989,981
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	4,270,812	4,288,905	3,666,249
Undistributed Earnings of Cellular Investment	(2,530,532)	(1,762,886)	(1,817,374)
Deferred Income Taxes	824,815	1,592,316	1,365,804
Deferred Investment Tax Credits	(3,165)	(3,543)	(3,543)
Gain from Dissolution	—	—	(1,157,915)
Changes in Assets and Liabilities:
Receivables	1,231,775	(22,855)	(748,048)
Inventories	73,775	165,357	464,250
Prepaid Expenses	12,414	(87,965)	(71,541)
Accounts Payable	726,508	71,771	(1,928)
Other Accrued Taxes	2,150	7,346	1,607
Other Accrued Liabilities	(81,437)	48,364	79,730

Net Cash Provided By Operating Activities	7,818,864	8,109,564	5,767,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment, Net	(3,004,263)	(4,132,108)	(7,766,799)
Redemption of Notes Receivable, Net of Investment	(3,367)	674,037	266,219
Purchase of Cellular Investments	—	—	(4,106,010)
Other, Net	(52,195)	(138,193)	111,840

Net Cash Used In Investing Activities	(3,059,825)	(3,596,264)	(11,494,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,515,217)	(2,521,461)	(4,077,821)
Issuance of Long-Term Debt	—	—	9,178,246
Retired Stock	(1,402)	—	—
Dividends Paid	(1,704,466)	(1,704,517)	(1,704,517)

Net Cash Provided By (Used In) Financing Activities	(4,221,085)	(4,225,978)	3,395,908

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	537,954	287,322	(2,331,570)

CASH AND CASH EQUIVALENTS at Beginning of Year	2,201,435	1,914,113	4,245,683

CASH AND CASH EQUIVALENTS at End of Year	$2,739,389	$2,201,435	$1,914,113

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

New Ulm Telecom, Inc.’s (Company) principal line of business is providing local telephone service, Internet, digital video, and access to long-distance telephone service through local exchange networks. The Company owns and operates three independent telephone companies serving seven communities in southern Minnesota, one community in Iowa and the adjacent rural areas. The Company also has investments in cellular entities and a competitive local exchange carrier (CLEC), and operates cable television systems in eight communities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost. Additions, improvements or major renewals are capitalized. When telecommunications assets are sold, retired or otherwise disposed of in the ordinary course of business, the cost, less salvage, is charged to accumulated depreciation and the original cost is credited to the asset accounts. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments and Other Assets

Investments in a MWH and FiberComm, LC are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because management of the Company believes they have the ability to significantly influence the operating and financial policies of these companies.

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and equity method investments over the fair value of the net assets acquired. Goodwill is not amortized, but, instead, reviewed annually for possible impairment. In its reviews, the Company has determined that goodwill is not impaired. Intangible assets with definite lives continue to be amortized.

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes and Investment Tax Credits

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant, and equipment due to the use of accelerated depreciation methods for tax purposes and partnerships due to the difference between book and tax income. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. Deferred investment tax credits have been fully amortized at December 31, 2004.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. The Company places its cash investments with high credit quality financial institutions in accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers.

Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,435 for 2004, 5,115,585 for 2003, and 5,115,585 for 2002. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

Reclassifications

The consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries include the following three segments: (i) Telecom Sector, (ii) Cellular Sector, (iii) Phonery Sector. All intercompany activities have been eliminated from the consolidated financial statements.

Beginning in the first quarter quarter 2004, New Ulm Telecom, Inc. and its subsidiaries reported business segments of New Ulm Telecom, Western Telephone, Peoples Telephone, New Ulm Phonery, and Cellular on the basis of functionality. The new basis of segment reporting reflects the integration of New Ulm Telecom, Inc.’s management, sales, service and support functions in the three areas of Telecom, Cellular, and Phonery, as well as reflecting the level at which management reviews and makes resource allocation and other management decisions regarding the operation of the Company. All segment information reported in 2003 has been reclassified to conform to the new presentation. These reclassifications had no impact on previously reported consolidated operating income, net income or stockholders’ equity. See note 13 on page 38, for segment information.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for December 31, 2004 and 2003 includes the following:

	2004	2003

Telecommunications Plant:
Land	$202,912	$210,039
Buildings	1,912,586	1,912,586
Other Support Assets	3,321,057	3,271,432
Central Office Equipment	25,670,728	24,195,567
Cable and Wire Facilities	24,987,476	24,042,585
Other Plant and Equipment	320,020	320,020
Plant Under Construction	—	156,510

	56,414,779	54,108,739

Other Plant:
Other Property	2,613,121	2,562,539
Cable Television Plant	2,362,964	2,207,476

	4,976,085	4,770,015

Total Property, Plant and Equipment	$61,390,864	$58,878,754

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2004, 2003 and 2002 were 7.2%, 7.6% and 7.4%, respectively. Other property is depreciated over estimated useful lives of three to fifteen years.

NOTE 3 – CELLULAR INVESTMENTS

Cellular investments include a 9.88% ownership interest in units of Midwest Wireless Holdings L.L.C. (MWH) at December 31, 2004 and 2003. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $4,890,389 as of December 31, 2004, net of accumulated amortization of $156,391.

Cellular investments consist of the following:

	2004	2003

Cost Less Accumulated Amortization	$7,596,308	$7,596,308
Cumulative Income	16,286,821	12,850,662
Cumulative Distributions	(6,197,582)	(5,291,955)

Total	$17,685,547	$15,155,015

Income and cash distributions from MWH were as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Income Recorded	$3,436,159	$2,710,717	$2,788,861
Cash Distributions	905,627	947,831	971,487

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CELLULAR INVESTMENTS (Continued)

The following is summarized financial information from MWH as of, and for, the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Current Assets	$27,685,169	$15,927,067	$12,445,979
Noncurrent Assets	366,455,303	360,331,919	305,838,514
Current Liabilities	54,760,003	36,133,737	56,909,149
Noncurrent Liabilities	157,687,473	184,480,187	124,875,462
Members' Equity	181,692,996	155,645,062	136,499,882
Revenues	220,679,372	179,563,840	162,697,183
Operating Income	44,700,128	38,208,082	36,641,304
Net Income	35,215,044	26,695,403	28,113,520

In January of 2002, Cherokee Cellular, Inc. and Three Lakes Cellular, Inc. were dissolved. These corporations contained units in MWH. Peoples Telephone Company owned stock in each corporation. The units of Midwest Wireless Holdings L.L.C. were transferred directly to the shareholders of Cherokee Cellular, Inc. and Three Lakes Cellular, Inc. The Company recognized a nonmonetary gain of $1,157,915 on the transfer of units in Midwest Wireless Holdings L.L.C.

NOTE 4 – GOODWILL AND INTANGIBLES

Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment on at least an annual basis.

During 2003 and 2004, the Company tested the value of its goodwill as required by SFAS No. 142 and determined that the carrying value of these assets were not impaired.

Goodwill and other non-amortizable intangibles consist of the following:

	2004	2003

Included Under the Caption at Year End:
Goodwill and Intangibles	$3,218,906	$3,218,906
Cellular Investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Amortizable intangibles consist of the following:

	2004	2003

Balance Beginning of Year	$25,484	$27,536
Intangible amortization	(2,052)	(2,052)

Balance End of Year	$23,432	$25,484

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt is as follows:

	2004	2003

Unsecured ten-year note with the City of Redwood Falls, payable semi-annually (beginning in 2002), at a fixed 5% interest rate,
maturing on January 1, 2013.	$130,413	$145,630

Secured ten-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $250,000 (beginning in 2003), plus a national variable rate of interest through December 20,
2011 (3.95% and 2.62% at December 31, 2004 and 2003).	7,000,000	8,000,000

Secured ten-year reducing revolving credit facility to CoBank, ACB in monthly installments of $125,000 (beginning in 2002), plus a national variable rate of interest through December 20,
2011 (3.95% and 2.62% at December 31, 2004 and 2003).	10,500,000	12,000,000

	17,630,413	20,145,630
Less amount due within one year	2,515,987	2,515,217

Long-term debt	$15,114,426	$17,630,413

Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with CoBank. These mortgage notes are to be repaid in equal quarterly and monthly installments covering principal and interest beginning in the year after issue and expiring by December 20, 2011.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, investment in, or loans to, others. In addition, the Company is required to maintain certain financial ratios for current assets to current liabilities, net worth to total assets, long-term debt to operating cash flow and debt service coverage. During the years ended December 31, 2004, 2003 and 2002, the specified financial ratios outlined in the loan agreements were achieved.

Principal payments required during the next five years are as follows: 2005 - $2,515,987; 2006 - $2,516,387; 2007 - $2,517,216; 2008 - $2,518,088; and 2009 - $2,519,003.

Cash payments for interest, net of amounts capitalized, were $552,713, $595,409, and $549,704 in 2004, 2003, and 2002, respectively.

During 2002, the Company paid off the remaining balances on its loans with Phoenix Mutual Life. Interest and fees of $271,200 were incurred in connection with the extinguishment of this debt.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2004	2003	2002

Taxes Currently Payable:
Federal	$985,215	$631,463	$827,468
State	497,127	334,314	444,621
Deferred Income Taxes	824,815	1,592,316	1,365,804
Amortization of Investment Tax Credits	(3,165)	(3,543)	(3,543)

Total Income Tax Expense	$2,303,992	$2,554,550	$2,634,350

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2004	2003	2002

Statutory Tax Rate	35.0%	35.0%	35.0%
Effect of:
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal tax benefit	6.1	5.9	6.7
Amortization of investment tax credits	(0.1)	(0.1)	(0.1)
Non-deductible expenses	0.1	0.1	0.4
Other, net	1.1	0.2	(1.2)

Effective tax rate	41.2%	40.1%	39.8%

Deferred income taxes reflected in the Consolidated Balance Sheets are summarized as follows:

	2004	2003

Deferred Tax (Assets)/Liabilities:
Depreciation	$4,392,778	$3,918,252
Partnership basis	2,132,406	1,483,780
Other	(456,406)	(158,069)

Total	$6,068,778	$5,243,963

Cash payments net of refunds for income taxes were $737,299, $1,097,107, and $2,068,031 in 2004, 2003, and 2002, respectively.

NOTE 7 – RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for its employees who meet certain age and service requirements. The Company’s contribution to its 401(k) employee savings plan was $197,412, $190,076 and $169,527 in 2004, 2003 and 2002, respectively.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Long-term investments: It was not practicable to estimate a fair value for common stock investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the original cost is not impaired at December 31, 2004.

Long-term debt: The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

NOTE 9 – COMMITMENTS

The Company’s capital budget for 2005 is approximately $2,649,000, which will be financed through internally generated funds. As of December 31, 2004, the Company has no purchase commitments.

NOTE 10 – NONCASH INVESTING ACTIVITIES

Noncash investing activities included $87,867, $497,568 and $1,781,447 during the years ended December 31, 2004, 2003 and 2002, respectively, relating to plant and equipment additions placed in service during 2004, 2003 and 2002, respectively, which are reflected in accounts payable at year end.

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

On January 30, 2004, The Company guaranteed the indebtedness of FiberComm, LC (a 25.2075% partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company’s liability for the guarantee is not to exceed 12.5% of the indebtedness of FiberComm, LC at default, all of the accrued interest, and the expenses of collection or protection of lender’s rights and remedies under the guarantee. The Company has recorded a liability of $375,000 in connection with this guarantee, which is the maximum potential liability under the terms of the guarantee.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – NETWORK ACCESS-QWEST BILLING DISPUTE

In June 2004, the Company adjusted its estimated receivables downward by $428,697, with a corresponding reduction of network access revenue by $408,952 and other non-regulated service revenue by $19,745. This adjustment relates to disputed network access billings from Qwest for a period dating back to 1995. This dispute is current and ongoing. The Company continues to assess its estimated revenues and its reserves related to this dispute to accurately reflect the Company’s current expectations regarding the outcome of this dispute. The dispute is currently before the Minnesota Public Utilities Commission seeking resolution.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Sector, the Cellular Sector and the Phonery Sector. The Telecom Sector consists of the operations of its incumbent local carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide internet and video services. THe Cellular Sector includes the sale and service of cellular phones and accessories, and a cellular investment in MWH. The cellular investment in the Cellular Sector is recorded using the equity method and is shown using the proportionate consolidated method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Year Ended December 31, 2004:
Operating Revenues	$13,806,079	$21,283,097	$1,848,741	$(21,837,350)	$15,100,567
Operating Expenses	12,175,762	16,990,407	974,483	(17,671,806)	12,468,846

Operating Income	1,630,317	4,292,690	874,258	(4,165,544)	2,631,721
Interest Expense	(487,128)	(915,760)	—	831,996	(570,892)
Cellular Investment Income	—	—	—	3,436,159	3,436,159
Other Investment Income	98,753	102,611	—	(102,611)	98,753

Income Before Income Taxes	$1,241,942	$3,479,541	$874,258	$—	$5,595,741

Depreciation and Amortization	$4,197,752	$2,949,522	$73,060	$(2,949,522)	$4,270,812

Total Assets	$86,238,105	$48,743,326	$5,479,967	$(86,626,030)	$53,835,368

Capital Expenditures	$3,004,263	$3,268,404	$—	$(3,268,404)	$3,004,263

Year Ended December 31, 2003:
Operating Revenues	$14,546,029	$18,169,534	$1,876,984	$(18,751,510)	$15,841,037
Operating Expenses	11,562,742	14,257,829	1,004,137	(14,957,448)	11,867,260

Operating Income	2,983,287	3,911,705	872,847	(3,794,062)	3,973,777
Interest Expense	(497,742)	(801,660)	—	715,431	(583,971)
Cellular Investment Income	—	—	—	2,710,717	2,710,717
Other Investment Income	266,728	(367,914)	53	367,914	266,781

Income Before Income Taxes	$2,752,273	$2,742,131	$872,900	$—	$6,367,304

Depreciation and Amortization	$4,212,007	$2,270,044	$76,898	$(2,270,044)	$4,288,905

Total Assets	$83,702,335	$46,071,151	$4,828,940	$(81,271,892)	$53,330,534

Capital Expenditures	$4,132,108	$2,902,985	$—	$(2,902,985)	$4,132,108

Year Ended December 31, 2002:
Operating Revenues	$12,570,576	$16,456,920	$1,830,577	$(16,523,830)	$14,334,243
Operating Expenses	9,951,876	12,413,519	979,875	(12,591,412)	10,753,858

Operating Income	2,618,700	4,043,401	850,702	(3,932,418)	3,580,385
Interest Expense	(810,295)	(890,697)	—	801,375	(899,617)
Cellular Investment Income	—	—	—	2,788,861	2,788,861
Gain on Dissolution	—	1,157,915	—	—	1,157,915
Other Investment Income	(3,972)	(342,182)	759	342,182	(3,213)

Income Before Income Taxes	$1,804,433	$3,968,437	$851,461	$—	$6,624,331

Depreciation and Amortization	$3,587,875	$1,916,390	$78,374	$(1,916,390)	$3,666,249

Total Assets	$82,754,648	$38,906,755	$4,195,423	$(72,545,443)	$53,311,383

Capital Expenditures	$7,766,799	$3,164,667	$—	$(3,164,667)	$7,766,799

Item 8.    Supplementary Financial Information

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended

	March 31	June 30	September 30	December 31

2004:
Revenues	$3,992,913	$3,549,999	$3,994,630	$3,563,025
Operating Income	812,301	447,769	825,933	545,718
Net Income	981,133	639,300	1,038,402	632,914
Basic and Diluted Net Income
per Share	0.19	0.13	0.20	0.12

2003:
Revenues	$3,591,402	$3,999,925	$3,939,761	$4,309,949
Operating Income	756,716	1,086,351	931,842	1,198,868
Net Income	942,577	1,089,906	932,095	848,176
Basic and Diluted Net Income
per Share	0.18	0.21	0.18	0.17

The revenues, operating income, net income, and basic and diluted net income per share for the three months ended December 31, 2004 experienced decreases as compared to the same period in 2003. These decreases all related to reductions in network access revenues due to decreasing access minutes of use, the negative effects of network access pricing, and a reduction in NECA settlements experienced in 2004 by the parent company, New Ulm Telecom, Inc., due to a decline in central office switching and circuit equipment costs allocated to the interstate jurisdiction.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

The Company maintains a system of disclosure controls and procedures, as defined in Exchange Act 13a-15(e), that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in periodic SEC filings.

During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

The Company has adopted a code of conduct that applies to all officers, directors, and employees. This code of conduct is available on the Company’s website at www.newulmtel.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced website.

Item 11. Executive Compensation

The Company incorporates by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in its definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in its definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

The Company does not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained under the caption “Independent Registered Public Accounting Firm” in its definitive proxy statement for the annual meeting of shareholders to be held May 5, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:
		Pages

	Independent Registered Public Accounting Firm's Report	23

	Consolidated Balance Sheets at December 31, 2004 and 2003	24 - 25

	Consolidated Statements of Income for the Three Years Ended December 31, 2004, 2003 and 2002	26

	Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2004, 2003 and 2002	27

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004, 2003 and 2002	28

	Notes to Consolidated Financial Statements	29 - 38

(a) 2.	Consolidated Financial Statement schedules:

	Independent Registered Public Accounting Firm's Report on Financial Statement Schedule	42

	Schedule II - Valuation and Qualifying Accounts	43

Separate financial statements of Midwest Wireless Holdings
L.L.C., a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a "significant subsidiary" pursuant to the provisions of
Regulation S-X, Article 3-09.

		44 - 60

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto

(b)	Exhibits Required

	See "Index to Exhibits"	62

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of
Directors of New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2005 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KIESLING ASSOCIATES LLP
West Des Moines, Iowa
February 4, 2005

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

Customer	1/1/04 Beginning Balance	2004 Additions	2004 Recoveries	2004 Write- Offs	12/31/04 Ending Balance
New Ulm	$18,500	$101,895	$46,977	$(123,372)	$44,000
Western	15,000	9,849	8,773	(18,622)	15,000
Peoples	6,000	(1,750)	1,750	—	6,000

	39,500	109,994	57,500	(141,994)	65,000

Interexchange Carriers

New Ulm	39,000	13,377	—	(18,377)	34,000
Western	24,000	13,069	—	—	37,069

Total	63,000	26,446	—	(18,377)	71,069

	$102,500	$136,440	$57,500	$(160,371)	$136,069

Midwest Wireless
Holdings L.L.C.

Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Report of Independent Auditors

To the Board of Managers and Members of

Midwest Wireless Holdings L.L.C.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members’ equity, and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the “Company”) and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 11, 2005

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
December 31, 2004 and 2003

	2004	2003

Assets
Current assets
Cash and cash equivalents	$1,174,378	$1,888,366
Accounts receivable, less allowance for doubtful accounts of
$716,100 and $690,115 in 2004 and 2003, respectively	20,348,616	16,248,082
Inventories	4,385,157	2,579,643
Other current assets	1,777,018	1,301,616

Total current assets	27,685,169	22,017,707
Property, cellular plant and equipment, net	127,835,566	121,086,239
FCC licenses	212,347,514	212,093,566
Other intangible assets, net	17,151,736	18,047,447
Investments in cooperatives	9,120,487	9,104,667

Total assets	$394,140,472	$382,349,626

Liabilities and Members' Equity
Current liabilities
Current portion of debt	$22,590,500	$16,361,168
Accounts payable	7,350,406	6,136,971
Other accrued expenses	16,848,298	13,500,887
Deferred revenue	7,970,799	6,225,351

Total current liabilities	54,760,003	42,224,377

Other liabilities	4,021,692	3,381,894
Debt	138,745,810	169,480,481

Total liabilities	197,527,505	215,086,752

Minority interest	14,919,971	11,617,812

Commitments

Members' equity	181,692,996	155,645,062

Total liabilities and members' equity	$394,140,472	$382,349,626

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating revenues
Subscriber service	$171,410,835	$140,823,140	$118,573,698
Roamer service	29,540,968	28,107,407	37,205,402
Equipment sales and other	19,727,569	10,633,293	6,918,083

	220,679,372	179,563,840	162,697,183

Operating expenses
Operations and maintenance (exclusive of
items shown separately below)	44,906,175	33,987,898	30,506,792
Cost of equipment sold	26,858,490	12,115,073	10,448,214
Home roamer costs	29,485,393	31,280,458	27,668,831
Depreciation	28,140,602	22,593,187	19,318,449
Amortization of intangible assets	1,712,858	267,278	—
Selling, general and administrative	44,875,726	41,111,864	35,113,593

	175,979,244	141,355,758	123,055,879

Operating income	44,700,128	38,208,082	39,641,304

Other income (expense)
Interest expense	(7,584,944)	(7,204,744)	(8,078,374)
Interest and dividend income	6,453	2,887	92,915
Gain on disposal of FCC licenses	2,616,674	—	—
Other	(59,388)	(61,529)	34,669

Total other expense	(5,021,205)	(7,263,386)	(7,950,790)

Minority interest	(4,463,879)	(3,494,303)	(3,576,994)

Income before cumulative effect of change
in accounting principle	35,215,044	27,450,393	28,113,520

Cumulative effect of change in accounting
principle net of minority interest (Note 2)	—	(754,990)	—

Net income	$35,215,044	$26,695,403	$28,113,520

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Changes in Members’ Equity
Years Ended December 31, 2004, 2003 and 2002

	Capital Contributions	Accumulated Income	Total Members’ Equity

Balances at December 31, 2001	$84,797,020	$32,391,162	$117,188,182
Redemption	(83,921)	(374,030)	(457,951)
Distributions to members	—	(8,343,869)	(8,343,869)
Net income	—	28,113,520	28,113,520

Balances at December 31, 2002	84,713,099	51,786,783	136,499,882
Issuance of units related to the acquisition
of Iowa properties	1,941,468	—	1,941,468
Distributions to members	—	(9,491,691)	(9,491,691)
Net income	—	26,695,403	26,695,403

Balances at December 31, 2003	86,654,567	68,990,495	155,645,062
Distributions to members	—	(9,167,110)	(9,167,110)
Net income	—	35,215,044	35,215,044

Balances at December 31, 2004	$86,654,567	$95,038,429	$181,692,996

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net income	$35,215,044	$26,695,403	$28,113,520
Adjustments to reconcile net income to net cash
provided by operating activities
Net income allocated to minority interest	4,463,879	3,398,600	3,576,994
Provision for bad debts	1,605,361	1,327,703	928,358
Depreciation	28,140,602	22,593,187	19,318,449
Amortization of intangibles	1,712,858	267,278	—
Gain on disposal of assets	(2,643,653)	(125,277)	(3,645)
Writeoff of Cellular 2000, Inc. investment	—	—	25,000
Patronage received in form of cooperative stock	(298,301)	(361,318)	(310,848)
Appreciation Rights Plan compensation	1,618,494	1,359,360	1,287,172
Cumulative effect of accounting change	—	850,693	—
Changes in assets and liabilities
Accounts receivable	(5,705,896)	(2,434,724)	1,851,263
Inventories	(1,805,514)	(1,168,070)	796,314
Other assets	(475,402)	234,808	(277,868)
Accounts payable	1,213,435	493,555	1,674,214
Deferred revenue and accrued expenses	3,474,365	(1,179,906)	(423,185)
Other liabilities	639,798	1,863,618	(425,552)

Net cash provided by operating activities	67,155,070	53,814,910	56,130,186

Cash flows from investing activities
Acquisition of cellular properties	—	(42,780,847)	—
Payments for property, cellular plant and equipment	(33,835,896)	(29,234,491)	(31,901,881)
Proceeds from the disposal of fixed assets	359,193	518,573	—
Proceeds from the disposal of FCC licenses	2,832,456	—	—
Purchase of intangible assets	(1,286,877)	—	(7,400,239)
Purchases of cooperative stock	—	—	(22,440)
Redemption of cooperative stock	282,481	421,527	72,970

Net cash used in investing activities	(31,648,643)	(71,075,238)	(39,251,590)

Cash flows from financing activities
(Payments) proceeds on revolving loan	—	(25,000,000)	5,000,000
Proceeds from debt borrowings	—	68,297,657	—
Payments on debt	(25,891,585)	(14,815,075)	(13,679,659)
Distributions to members	(9,167,110)	(9,491,691)	(8,343,869)
Distribution from subsidiary to minority interest	(1,161,720)	(1,209,407)	(1,062,371)
Redemption of units	—	—	(457,951)

Net cash (used in) provided by financing
activities	(36,220,415)	17,781,484	(18,543,850)

Net change in cash and cash equivalents	(713,988)	521,156	(1,665,254)

Cash and cash equivalents
Beginning of year	1,888,366	1,367,210	3,032,464

End of year	$1,174,378	$1,888,366	$1,367,210

Supplemental disclosure
Cash paid during the year for interest	$7,993,662	$8,165,844	$8,828,483
Equity units issued for acquisitions	—	1,941,468	—

Noncash investing activities
Equipment acquired under capital leases	1,386,246	3,244,433	—

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

1.	Business Description

Midwest Wireless Holdings L.L.C. (the “Company”) was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications, L.L.C.

2.	Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the Company’s wholly owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less that are readily convertible to cash. The Company has funds on deposit with financial institutions that exceed federally insured limits as of December 31, 2004 and 2003.

Inventories
Inventories consist primarily of cellular phones and accessories held for resale. Inventories are stated at the lower of cost or market, with cost determined using the specific identification method. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

Property, Cellular Plant and Equipment
Property, cellular plant and equipment is stated at its original cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of property, cellular plant and equipment are as follows:

Building and improvements	3-30 years
Other equipment	2-20 years
Communication and network equipment	7-15 years
Vehicles	3 years
Computer equipment	3 years

Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. Interest costs related to qualifying construction projects are capitalized. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

Asset Retirement Obligation
On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset for the period from January 1, 1998 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses related to the ARO for the years ended December 31, 2004 and 2003 were $192,748 and $186,161, respectively.

Intangible Assets and Other Long-Lived Assets
FCC licenses consist of the cost of acquiring cellular, personal communication services (“PCS”), and local multi-point distribution licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its FCC licenses effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 3). Customer relationships are amortized on a straight-line basis over their useful lives which range from two to six years.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

The Company reviews goodwill and FCC licenses for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill and other intangible assets requires the Company to make estimates about fair value.

The Company periodically reviews customer relationships and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

Investments in Cooperatives
Investments in cooperatives are recorded using the cost method as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investees. The investments were originally purchased pursuant to the terms of loan agreements with Rural Telephone Finance Cooperative and CoBank, ACB (Note 7). Changes in the investment balances are due to the receipt of additional shares of stock of the investees from noncash patronage refunds net of the redemption of certain shares held by the Company.

Revenue Recognition
Subscriber service revenue consists of the base monthly service fee and airtime charges to our customers. Base monthly service fees are billed one month in advance and are recognized in the month earned. Roamer service revenue includes charges to other wireless providers’ customers who use the Company’s network. Airtime and roamer revenues are recognized when the service is provided. Billings in advance of the delivery of service are recorded as deferred revenue. The Company recognizes equipment revenue when the equipment is delivered to customers.

Income Taxes
No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

Advertising
Advertising costs are expensed as incurred. Total advertising expenses were $4,584,877, $3,310,758 and $3,317,280 for the years ended December 31, 2004, 2003 and 2002, respectively.

Unit-Based Compensation
The Company accounts for unit-based compensation using the intrinsic value method. Accordingly, compensation cost for unit options granted to employees is measured as the excess, if any, of the fair value of the unit at the date of grant over the amount an employee must pay to acquire the units. Such compensation costs are amortized over the underlying option’s vesting term. No such compensation expense was recognized in the financial statements for the years ended December 31, 2004, 2003 and 2002.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

	2004	2003	2002

Net income, as reported	$35,215,044	$26,695,403	$28,113,520
Deduct: Total unit-based employee
compensation expense determined
under fair value based method for
all awards	(143,395)	(199,789)	(337,615)

Pro forma net income	$35,071,649	$26,495,614	$27,775,905

For purposes of the pro forma disclosures above, the weighted average fair value per unit option granted in 2004, 2003 and 2002 was $19.48, $10.67 and $66.12, respectively. The fair value for each option was estimated at the date of grant using the minimum value method with the following weighted average assumptions:
	Fiscal Year
	2004	2003	2002

Dividend yield	3.36%	3.46%	2.33%
Risk-free interest rate	4.50%	4.07%	5.20%
Expected lives	10 years	10 years	10 years

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications did not change the Company’s previously reported members’ equity, net income or net cash flows.

3.	FCC Licenses, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company ceased amortizing FCC licenses, which provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the FCC licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of these licenses. As a result, FCC licenses are treated as indefinite-lived intangible assets and are not amortized, but rather are tested annually for impairment. The Company evaluates the useful life determination for FCC licenses each reporting period in order to determine whether events and circumstances continue to support an indefinite life.

The Company completed the annual impairment assessments of its FCC licenses and goodwill on December 31, 2004 and 2003, and determined that there were no impairments.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated the excess purchase price over the fair value of the net assets acquired, including identifiable intangible assets, to goodwill. As a result of this acquisition, $9,426,669 of goodwill was recorded.

Indefinite-lived intangible assets consist of the following at December 31:

	2004	2003

FCC licenses	$222,260,912	$222,015,830
Less: Accumulated amortization	(9,913,398)	(9,922,264)

	$212,347,514	$212,093,566

The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2004, are as follows:

	Goodwill	FCC Licenses

Balances as of December 31, 2002	$—	$194,612,163

Assets acquired or finally allocated during the year	9,426,669	17,481,403

Balances as of December 31, 2003	9,426,669	212,093,566

Assets acquired or finally allocated during the year	18,321	395,363
FCC License sold or disposed of during the year	—	(141,415)

Balances as of December 31, 2004	$9,444,990	$212,347,514

Definite-lived intangible assets consist of the following at December 31:

	2004	2003

Customer relationships	$9,686,882	$8,888,056
Less: Accumulated amortization	(1,980,136)	(267,278)

	$7,706,746	$8,620,778

Amortization expense related to definite-lived intangible assets was $1,712,858, $267,278 and $0 in 2004, 2003 and 2002, respectively.

Estimated amortization expense of definite-lived intangible assets for the next five years is as follows:

2005	$1,947,949
2006	1,650,464
2007	1,450,000
2008	1,450,000
2009	1,208,333

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

4.	Select Account Information

Property, Cellular Plant and Equipment

	2004	2003

Land	$6,343,474	$5,736,838
Plant in service	224,173,596	189,462,369
Plant under construction	9,563,128	10,378,016

	240,080,198	205,577,223

Less: Accumulated depreciation and amortization	(112,244,632)	(84,490,984)

	$127,835,566	$121,086,239

The Company capitalized interest in the amount of $532,961, $385,157 and $443,911 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, accounts payable included $1,014,661 and $612,404, respectively, related to the purchase of property, cellular, plant and equipment. Property, cellular plant and equipment at December 31, 2004, includes plant in service under lease with a cost basis of $4,630,679 and accumulated amortization of $919,284. Property, cellular plant and equipment at December 31, 2003, includes plant in service under lease with a cost basis of $3,244,433 and accumulated amortization of $118,251.

Other Accrued Expenses

	2004	2003

Accrued commissions, wages and benefits	$6,508,103	$5,079,768
Property and pass-through taxes payable	1,742,375	1,568,086
Interest payable	1,581,410	1,457,167
Other accrued expenses	7,016,410	5,395,866

	$16,848,298	$13,500,887

5.	Acquisition

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

Cash	$41,018,532
Equity units issued	1,941,468
Acquisition costs	1,092,858
Liabilities assumed and resulting from acquisition
Accounts payable and accrued liabilities	19,250
Customer deposits	64,450
Deferred revenue	425,393
Allowance for customer conversion	1,337,230

Total purchase price	45,899,181

Estimated fair value of tangible assets acquired
Accounts receivable	816,334
Prepaid expenses and unbilled revenue	103,315
Investment in cooperatives	158,029
Property, cellular plant and equipment	9,694,834

Total tangible assets	10,772,512

Estimated fair value of intangible assets acquired
Customer relationships	8,700,000
FCC licenses	17,000,000

Total intangible assets	25,700,000

Net assets acquired	36,472,512

Goodwill	$9,426,669

6.	Members’ Capital

Members’ capital includes capital contributions made by the members and the accumulated income resulting from operations less distributions. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the “Agreement”). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

Under the Agreement certain restrictions exist that dictate the specific terms of any transfer or sale of units. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

The Agreement also contains the right of co-sale under which no member may transfer its units to an acquiring person, as defined in the Agreement, who after such transfer would be an acquiring person without assuring that each of the other members may participate in the transfer of units under the same terms and conditions. The right of co-sale would terminate in the event the Company completes a sale of securities pursuant to a securities act and if the Company’s market capitalization would exceed $200,000,000.

Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person. Distributions to members of $9,167,110, $9,491,691 and $8,343,869 were declared and paid during 2004, 2003 and 2002, respectively.

7.	Debt

Debt consists of the following:

		Rate at December 31		Balance at December 31

	Maturity	2004	2003	2004	2003

RTFC note, variable rate	5/12/09	6.15%	4.40%	$7,127,106	$8,469,711
RTFC note, variable rate	4/30/09	6.15%	4.40%	14,916,540	17,726,490
RTFC note, variable rate	7/29/08	6.15%	4.40%	4,083,636	5,012,518
RTFC note, variable rate	7/28/08	6.15%	4.40%	3,736,044	4,585,861
RTFC note, variable rate	3/2/10	6.15%	4.40%	62,165,934	71,511,346
RTFC note, variable rate	2/3/15	6.15%	4.40%	6,726,973	7,152,796
CoBank note, variable rate	6/30/09	5.375%	4.75%	55,000,000	55,000,000
CoBank note, variable rate	6/30/09	5.50%	4.75%	4,000,000	13,297,657
Farm Credit Leasing	10/16/06	3.82%	3.82%	1,332,160	1,969,350
Farm Credit Leasing	12/1/08	4.00%	4.00%	861,671	1,115,920
Farm Credit Leasing	12/21/09	4.98%	—	1,386,246	—

				$161,336,310	$185,841,649

Less: Current maturities				(22,590,500)	(16,361,168)

				$138,745,810	$169,480,481

The Company has entered into various agreements (the “Agreements”) with the Rural Telephone Finance Cooperative (“RTFC”). In 2000, the Company entered into an agreement to fund the acquisitions of certain Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC’s cost of capital and is adjusted monthly.

The RTFC agreements contain restrictions on, among other things, the payment of dividends, except related to the members for income tax purposes, maintaining an interest in RTFC by the Company, and redemptions of equity. In addition, the agreements contain financial covenants requiring the Company, among other things, to satisfy covenant ratios related to the levels of outstanding long-term debt, net worth and debt service coverage. Substantially all assets of the Company are pledged as collateral under the Agreement.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

On October 22, 2001, the Company entered into an agreement with CoBank, ACB (“CoBank”) to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 and a $20,000,000 revolving loan (“Revolver B”) each with interest at LIBOR plus a variable margin of 3.0% to 3.5% or prime plus a variable margin of 2.0% to 2.5%, and a $5,000,000 cash management revolving loan (“Revolver A”) with interest at prime plus 0.75%. The total facility matures on June 30, 2009. The term facility has scheduled principal payments beginning the first quarter of 2005. Revolver B has mandatory commitment reductions beginning in the first quarter of 2007.

The CoBank loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

RTFC and CoBank have agreed to share a security interest in the Company’s assets on a pro rata basis.

On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. The Company entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. On December 21, 2004, the Company entered into a third lease under the agreement for the lease of network equipment. The cost of the equipment was $1,386,246. The lease provides for monthly payments of $21,960 for 60 months. All three of these leases have been recorded as capital leases and therefore the assets subject to the lease have been capitalized and the present value of the lease obligation has been recorded as debt.

Maturities of debt are as follows:

2005	$22,590,500
2006	26,676,010
2007	34,560,401
2008	42,312,090
2009	27,595,382
Thereafter	7,601,927

$161,336,310

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

8.	Operating Lease Commitments

Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2004, are as follows:

2005	$1,432,482
2006	1,198,900
2007	893,825
2008	555,056
2009	306,781
Thereafter	1,180,639

$5,567,683

Rental expense under operating leases was $3,452,526, $2,079,076 and $1,645,524 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.	Employee Benefits

The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the “401(k) Plan”) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $614,909, $493,124 and $473,644 for the years ended December 31, 2004, 2003 and 2002, respectively. Employer matching contributions vest over one year. Profit sharing contribution expenses were $788,605, $597,716 and $544,981 for the years ended December 31, 2004, 2003 and 2002, respectively. Profit sharing contributions are 100% vested after five years of employment.

Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the “Plan”) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members’ equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. The Company recognized $1,618,494, $1,359,360 and $1,287,172 in compensation expense related to the Plan for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued compensation related to the Plan was $3,183,430 and $2,344,943 at December 31, 2004 and 2003, respectively.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

10.	Option Plan

During 2000, the Company’s Board of Managers and Members adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan (the “Option Plan”), as amended. Under the Option Plan, options to purchase up to 46,742 of the Company’s membership units may be granted to employees with terms and vesting periods determined by the Company’s Board of Managers at the date of grant. The exercise price is equal to the fair value of the units at the time the option is granted as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they are granted.

		Options Outstanding

	Available for Grant	Number of Units	Weighted Average Price Per Unit

Balances at December 31, 2001	37,940	8,802	$309.37

Granted	(4,809)	4,809	$344.00

Balances at December 31, 2002	33,131	13,611	$321.60

Granted	(2,788)	2,788	$263.84

Balances at December 31, 2003	30,343	16,399	$311.78

Granted	(3,345)	3,345	$260.87

Cancelled	200	(200)	$331.16

Balances at December 31, 2004	27,198	19,544	$302.87

The following table summarizes information about unit options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 260.87	3,345	9.33	$260.87	—	—
$ 263.84	2,788	8.01	$263.84	—	—
$ 299.06	4,092	5.59	$299.06	4,092	$299.06
$ 318.32	4,285	6.01	$318.32	4,285	$318.32
$ 318.32	325	6.65	$318.32	325	$318.32
$ 344.00	4,709	7.01	$344.00	4,709	$344.00

	19,544			13,411

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC. (Registrant)
Date: March 22, 2005	By /s/ Bill Otis

Bill Otis, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints    Bill Otis    as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date: March 22, 2005	By /s/ Bill Otis

Bill Otis, President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy Blankenhagen

Nancy Blankenhagen, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ James Jensen

James Jensen, Chairman of the Board

/s/ Duane Lambrecht

Duane Lambrecht, Director

/s/ Gary Nelson

Gary Nelson, Director

/s/ Rosemary Dittrich

Rosemary Dittrich, Director

/s/ Mary Ellen Domeier

Mary Ellen Domeier, Director

/s/ Perry Meyer

Perry Meyer, Director

/s/ Robert Ranweiler

Robert Ranweiler, Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to the New Ulm Telecom, Inc. quarterly report on Form 10-Q (file No. 000-03024) filed on August 5, 2004).

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K (file No. 000-03024) for the fiscal year ended December 31, 1986).

4.1	The registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

21*	Subsidiaries of the Registrant

24*	Power of Attorney (Included on Signature Page)

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith