Form 10-Q
period 2005-03-31
NEW ULM TELECOM INC
filed 2005-05-16
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-0440990 (I.R.S. Employer Identification No.)

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

Yes            No    X    .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 13, 2005: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
MARCH 31, 2005

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$3,725,524	$2,739,389
Receivables, net of allowance for
doubtful accounts of $148,381 and $136,069	875,193	1,417,572
Inventories	249,959	263,183
Prepaid expenses	227,829	259,302

	5,078,505	4,679,446

INVESTMENTS AND OTHER ASSETS
Cellular investments	18,409,171	17,685,547
Goodwill and intangibles, net of amortization	3,241,825	3,242,338
Other	1,684,354	1,608,284

	23,335,350	22,536,169

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	56,882,126	56,414,779
Other property and equipment	2,628,115	2,613,121
Cable television plant	2,381,162	2,362,964

	61,891,403	61,390,864
Less Accumulated Depreciation	35,823,828	34,771,111

	26,067,575	26,619,753

TOTAL ASSETS	$54,481,430	$53,835,368

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
CURRENT LIABILITIES
Current portion of long-term debt	$2,515,987	$2,515,987
Accounts payable	1,399,724	1,328,386
Accrued income taxes	256,236	—
Other accrued taxes	91,708	77,338
Other accrued liabilities	705,799	531,115

	4,969,454	4,452,826

LONG-TERM DEBT, less current portion	14,489,426	15,114,426

NON-CURRENT LIABILITIES
Loan guarantee	375,000	375,000
Deferred income taxes	6,068,778	6,068,778

	6,443,778	6,443,778

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares
authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	20,053,047	19,298,613

	28,578,772	27,824,338

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$54,481,430	$53,835,368

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	FOR THREE MONTHS ENDED MARCH 31,
	2005	2004
OPERATING REVENUES
Local network	$993,627	$987,505
Network access	1,448,694	1,586,451
Directory advertising, billing and other services	119,797	130,460
Video services	495,361	410,972
Internet services	308,793	296,289
Other nonregulated services	547,258	581,236

	3,913,530	3,992,913

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	554,321	514,851
Cost of video services	378,252	328,618
Cost of internet services	102,664	118,573
Cost of other nonregulated services	327,266	295,508
Depreciation and amortization	1,074,977	1,065,910
Selling, general and administrative	890,469	857,152

	3,327,949	3,180,612

OPERATING INCOME	585,581	812,301

OTHER (EXPENSES) INCOME
Interest expense	(182,831)	(134,122)
Interest income	40,801	14,264
Cellular investment income	1,291,579	789,002
Other investment income	248,110	165,812

	1,397,659	834,956

INCOME BEFORE INCOME TAXES	1,983,240	1,647,257

INCOME TAXES	802,690	666,124

NET INCOME	$1,180,550	$981,133

BASIC AND DILUTED
NET INCOME PER SHARE – NOTE 2	$0.23	$0.19

DIVIDENDS PER SHARE	$0.0833	$0.0833

WEIGHTED AVERAGE
SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004 AND
THREE MONTHS ENDED MARCH 31, 2005

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2003	5,115,585	$8,525,975	$17,712,482

Retired Stock	(150)	(250)	(1,152)
Net Income			3,291,749
Dividends			(1,704,466)

BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

Net income			1,180,550
Dividends			(426,116)

BALANCE on March 31, 2005	5,115,435	$8,525,725	$20,053,047

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,180,550	$981,133
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,074,977	1,065,910
Cellular investment income	(1,291,579)	(789,002)
Distributions from cellular investments	567,953	242,671
Deferred investment tax credits	—	(834)
Decrease in:
Receivables	542,379	1,176,656
Inventories	13,224	6,551
Prepaid expenses	31,473	66,331
Increase (Decrease) in:
Accounts payable	67,612	66,237
Accrued income taxes	256,236	—
Other accrued taxes	14,370	(4,203)
Other accrued liabilities	174,684	(79,161)

Net cash provided by operating activities	2,631,879	2,732,289

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(518,558)	(835,806)
Other, net	(76,070)	(110,320)

Net cash used in investing activities	(594,628)	(946,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of Long-Term Debt	(625,000)	(625,000)
Retire Stock	—	(1,402)
Dividends Paid	(426,116)	(426,117)

Net Cash Used by Financing Activities	(1,051,116)	(1,052,519)

NET INCREASE IN CASH AND CASH EQUIVALENTS	986,135	733,644

CASH AND CASH EQUIVALENTS
at Beginning of Period	2,739,389	2,201,435

CASH AND CASH EQUIVALENTS
at End of Period	$3,725,524	$2,935,079

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders’ equity as of March 31, 2005, and statements of income and the statements of cash flows for the periods ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,435 at March 31, 2005 and 2004.

NOTE 3 – STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
          Cash paid during the three months ended March 31:

	2005	2004
Interest	$173,907	$134,063
Income taxes	$140,000	$12,000

Noncash investing activities included $91,593 and $54,692 during the periods ended March 31, 2005 and 2004, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2005 and 2004.

NOTE 4 – SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. At March 31, 2005, there were $10,125,000 of direct borrowings outstanding under this facility at an interest rate of 4.44%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. At March 31, 2005, there were $6,750,000 of direct borrowings outstanding under this facility at an interest rate of 4.44%.

NOTE 5 – MATERIALS, SUPPLIES AND INVENTORIES

Materials, supplies and inventories are recorded at the lower of average cost or market.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment on at least an annual basis.

At March 31, 2005, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company has tested the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is not impaired. The impairment of the cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at March 31, 2005 (9.88% at December 31, 2004). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2004 MWH, had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,347,514. MWH has determined that these licenses have indefinite useful lives.

The components of goodwill are summarized below:

	March 31, 2005	December 31, 2004
Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular equity investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Definite lived intangibles are summarized below:

	March 31, 2005	December 31, 2004
Gross Carrying Amount	$30,785	$30,785
Accumulated amortization	(7,866)	(7,353)

	$22,919	$23,432

Intangible assets with definite lives are amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 7 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom sector, the Cellular sector, and the Phonery sector. The Telecom sector consists of the operations of its incumbent local exchange carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular sector includes the sales and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular sector is recorded on the equity method and is shown using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviews the performance of MWH using the proportionate method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

NOTE 7 – SEGMENT INFORMATION (continued)

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended March 31, 2005
Operating Revenues	$3,642,541	$5,702,008	$458,608	$(5,889,627)	$3,913,530
Depreciation and Amortization	1,053,697	785,460	21,280	(785,460)	1,074,977
Operating Expenses, Excluding
Depreciation and Amortization	2,201,975	3,444,380	247,465	(3,640,848)	2,252,972

Operating Income	386,869	1,472,168	189,863	(1,463,319)	585,581
Interest Expense	(155,698)	(169,893)	—	142,760	(182,831)
Cellular Investment Income	—	—	—	1,291,579	1,291,579
Other Investment Income	288,911	(28,980)	—	28,980	288,911
Income (Taxes) Benefit	(210,550)	(515,302)	(76,838)	—	(802,690)

Net Income	$309,532	$757,993	$113,025	$—	$1,180,550

Total Assets	$86,313,982	$50,064,930	$5,506,928	$(87,404,410)	$54,481,430

Capital Expenditures	$518,558	$1,093,034	$—	$(1,093,034)	$518,558

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended March 31, 2004
Operating Revenues	$3,662,383	$4,771,740	$487,296	$(4,928,506)	$3,992,913
Depreciation and Amortization	1,045,975	692,526	19,935	(692,526)	1,065,910
Operating Expenses, Excluding
Depreciation and Amortization	2,069,900	3,308,772	216,592	(3,480,562)	2,114,702

Operating Income	546,508	770,442	250,769	(755,418)	812,301
Interest Expense	(114,805)	(215,942)	—	196,625	(134,122)
Cellular Investment Income	—	—	—	789,002	789,002
Other Investment Income	180,076	230,209	—	(230,209)	180,076
Income (Taxes) Benefit	(247,066)	(317,572)	(101,486)	—	(666,124)

Net Income	$364,713	$467,137	$149,283	$—	$981,133

Total Assets	$83,650,996	$46,254,719	$4,858,219	$(81,778,123)	$52,985,811

Capital Expenditures	$835,806	$869,177	$—	$(869,177)	$835,806

NOTE 8 – RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, The Securities and Exchange

Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include, but are not limited to, the following:

o	increased competition in core business sectors which may decrease market share and/or affect the pricing of services and products;
o	the ability to retain key employees;
o	changing market conditions which may affect growth rates in the industry;
o	the ability to secure financing for future expansion and operations;
o	the ability to improve operations with new technologies;
o	required investment in technological innovations which may deplete capital resources;
o	the continuation of historical trends, including continued declines in access lines and access minutes of use;
o	the economy in general;
o	the future of the communications industry and communications services;
o	the effect of legal and regulatory changes;
o	sufficient cash generation from current operations to fund future liquidity needs;
o	adverse determinations in existing and future disputes regarding network access charge billings; and
o	other risk and uncertainties which may affect the operating results.

Additional information concerning these and other factors that could cause actual results or events to differ materially from current expectations are contained herein and in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment that provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and has a 9.88%

interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The Company uses proportionate consolidation in its segment reporting because this is how the Chief Operating Decision Maker (CODM) reviews the performance of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $3,913,530 for the three months ended March 31, 2005, for a decrease of 2.0% or $79,383 compared to the same period in 2004. All operating segments experienced small decreases over the same period in 2004. The Telecom sector continues to experience decreases in its network access revenues, a common industry trend. The network access revenue decreases have been partially offset by increases in revenues due to new and expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. It is expected that the infrastructure investment and the geographic expansion of the Company’s service offerings will provide this segment with future growth. The Telecom sector’s decrease in its network access revenue are the result of downward pricing pressure on access charges and a decrease in the access minutes of use. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in New Ulm, Springfield, Sanborn, MN, and Aurelia, IA, and the immediately surrounding communities served by the ILECs’. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, future network access revenues may be impacted by the FCC’s open docket on inter-carrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). In February 2005, the FCC issued a Further Notice of Public Rule Making (FNPRM) requesting comments on various proposals for inter-carrier compensation reform. The Company cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on the Company. The Cellular segment saw a decrease in its sales and service revenues of cellular phones and accessories. The Phonery segment experienced decreased operating revenues due to decreased sales of customer premise equipment (CPE), and decreased revenues from transport operations.

OPERATING EXPENSES:

Operating expenses for the three months ended March 31, 2005 increased $147,337, or 4.6%, compared to the same period in 2004, with the Telecom segment responsible for the vast majority of the increase. Depreciation expense for the Telecom segment saw an increase of $7,722 in 2005 compared to 2004. This increase reflected the continued investments made by the Company in the Telecom segment’s infrastructure. The majority of the increase in operating expenses was attributed to the increased cost of services related to an increased customer base for the segment’s expanded services, such as digital video, digital subscriber line (DSL), and Internet service provision. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended March 31, 2005 decreased $226,720 or 27.9% over the three months ended March 31, 2004. The decrease in income was primarily due to the decrease in network access revenues and the increase in operating expenses related to the provision of digital video services and Internet services.

OTHER INCOME:

Overall, other income for the three months ended March 31, 2005 increased $562,703 compared to the three months ended March 31, 2004.

The Company’s cellular investment income increased $502,577, as the profitability of Midwest Wireless continued to grow. The 2005 increase in the Company’s cellular investment income was the result of the significant investment made by MWH to enhance its network with the latest technology to provide customers with the new phones, new features and new service plan options their customers desire.

Other investment income increased $82,298 for the three months ended March 31, 2005 over the same period in 2004. This increase was due to an increase in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by a decrease of investment income from Fibercom, L.C., a competitive local exchange carrier (CLEC) in Sioux City, Iowa.

There was a $48,709 increase in interest expense for the three-month period ended March 31, 2005 compared to the same period in 2004. The increase in interest expense was due to rising interest rates.

NET INCOME:

Net income was $1,180,550 for the three months ended March 31, 2005 compared with $981,133 for the same period in 2004. This $199,417 or 20.3% increase was primarily attributed to the increase in cellular investment income.

Summary of Operations

	Quarter Ended March 31,
	2005	2004
Operating Income:
Telecom Segment	$386,869	$546,508
Cellular Segment	8,849	15,024
Phonery Segment	189,863	250,769

Total	585,581	812,301
Other Income	1,580,490	969,078
Interest Expense	(182,831)	(134,122)
Income Taxes	(802,690)	(666,124)

Net Income	$1,180,550	$981,133

Basic and Diluted
Earnings Per Share	$.23	$.19

Weighted Average
Shares Outstanding	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 86.9% of the Company’s consolidated operating revenues for the three-month period ended March 31, 2005 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services.

Total Telecom segment revenues for the three-month period ending March 31, 2005 decreased $19,842 or 0.5% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2005	2004
Operating Revenues:
Local Network	$1,017,078	$1,009,650
Network Access	1,455,987	1,593,651
Other	1,169,476	1,059,082

Total Operating Revenues	3,642,541	3,662,383

Operating Expenses, Excluding Depreciation
and Amortization	2,201,975	2,069,900
Depreciation and Amortization Expenses	1,053,697	1,045,975

Total Operating Expenses	3,255,672	3,115,875

Operating Income	386,869	546,508

Net Income	$309,532	$364,713

Local network revenue increased in the Telecom segment by $7,428 or 0.7% for the three months ended March 31, 2005 compared to the same period in 2004. Local network revenue increased during this period as a result of continued growth in the service offerings for the CLEC in Redwood Falls, MN that began operations in the third quarter of 2002. The CLEC accounted for an increase of $7,267 in local network revenue. Despite a decrease in access lines of approximately 200 for the first quarter of 2005 compared to the same period in 2004, targeted marketing, promotions, and packaging of vertical services, most notably the introduction of DSL to supplement basic line charges, accounted for an increase in local network revenue.

Network access revenue decreased $137,664 or 8.6% for the three months ended March 31, 2005 compared with the same period in 2004. The decrease in network access revenue was reflected by the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The effect of the decrease in access minutes of use was minimized due to the increased number of access subscribers in the Redwood Falls, MN CLEC during the first quarter of 2005 as compared to the same period in 2004. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The

Telecom segment has maintained and enhanced its infrastructure, and has invested over $15 million in capital expenditures since 2002. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund in its New Ulm Telecom, Inc. ILEC. The Telecom segment experienced a 12.2% decrease in access minutes for the three months ended March 31, 2005, a common industry trend.

Other operating revenues increased $110,394 or 10.4% for the three months ended March 31, 2005 compared with the same period in 2004. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $85,933 of the increase in these revenues. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $132,075 or 6.4% for the three-month period ended March 31, 2005 compared with the same period in 2004. Cash operating expenses increased due to the continued growth of CLEC operations in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to achieve brand recognition, and provide solutions for our customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Telecom segment also realizes potential for growth by competitively offering its array of services in an increasing number of communities. The Telecom segment began offering its services competitively in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Depreciation and Amortization expenses increased $7,722 or 0.7% for the three months ended March 31, 2005 compared with the same period in 2004. Depreciation expense was the cause of this increase. The increase in depreciation expense was reflective of the new investments in the segment’s infrastructure as previously discussed.

Operating income decreased $159,639 or 29.2% for the three months ended March 31, 2005 compared with the same period in 2004. The decrease in operating income was primarily due to the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The $19,842 decrease in revenues combined with a $139,797 increase in operating expenses resulted in the $159,639 decrease in operating income.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories decreased by $5,290 for the three month period ending March 31, 2005 compared to March 31, 2004, due primarily to a decrease in the sale of cellular phones. The cellular partnership income increased $502,577 or 63.7% for the three months ended March 31, 2005 compared to the same period ended in 2004. This increase was the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviews the performance of MWH using the proportionate method.

	Three Months Ended March 31,
	2005	2004
Proportionate Method:
Operating Revenues	5,613,358	4,677,800
Operating Expenses, Excluding Depreciation
and Amortization	3,364,579	3,229,856
Depreciation and Amortization Expenses	785,460	692,526

Total Operating Expenses	4,150,039	3,922,382

Operating Income	1,463,319	755,418

Cellular Investment Income	$1,291,579	$789,002

A recap of income for the cellular segment using the equity method, which includes its proportional share of the income in its investment in MWH, is contained in the following table.

	Three Months Ended March 31,
	2005	2004

Operating Revenues:	$88,650	$93,940

Operating Expenses, Excluding Depreciation
and Amortization	79,801	78,916
Depreciation and Amortization Expenses	—	—

Total Operating Expenses	79,801	78,916

Operating Income	8,849	15,024

Interest Expense	(27,133)	(19,317)
Cellular Investment Income	1,291,579	789,002

Net Income	$757,993	$467,137

Phonery Segment

The Phonery segment represented 11.0% of the consolidated operating revenues for the three-month period ended March 31, 2005 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2005	2004

Operating Revenues:	$458,608	$487,296

Operating Expenses, Excluding Depreciation
and Amortization	247,465	216,592
Depreciation and Amortization Expenses	21,280	19,935

Total Operating Expenses	268,745	236,527

Operating Income	189,863	250,769

Net Income	$113,025	$149,283

Operating revenue decreased $28,688, or 5.9%, for the three months ended March 31, 2005 compared to the same period ended 2004. The Phonery segment experienced steady revenues from the resale of long distance toll recognizing an increase in revenues of less than $1,000 for the first quarter of 2005 as compared to the first quarter of 2004. This small increase was offset by a decrease in sales, service and installation revenues that accounted for approximately $5,000 of the decrease in operating revenue. The remainder of the decrease was due to a decrease in leased network capacity brought about by decreasing access minutes of use.

Operating expenses, excluding depreciation and amortization increased $30,873 or 14.3% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This three-month increase can be attributed to an increase in cost of goods sold, increased costs for supplies and materials, and this segment’s customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $1,345 or 6.7% for the quarter ended March 31, 2005 compared with the same period in 2004. The increase was attributable to an increase in depreciation expense.

Operating income decreased by $60,906 or 24.3% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This decrease in income was the result of the decreases in income from CPE sales and service, and leased network access.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $43,068,198 at March 31, 2005, reflecting 66.4% equity and 33.6% debt. This compares to a capital structure of $42,938,764 at December 31, 2004, reflecting 64.8% equity and 35.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $2,631,879 for the three-month period ended March 31, 2005 compared to $2,732,289 for the three-month period ended March 31, 2004. Cash flows from operations for the three months ended March 31, 2005 and 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $594,628 for the three months ended March 31, 2005 compared to $946,126 for the same period in 2004. Capital expenditures relating to on-going businesses were $518,558 during the first three months of 2005 as compared to $835,806 for the same period in 2004. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $2,650,000 in 2005.

Cash flows used by financing activities was $1,051,116 for the three-month period ended March 31, 2005 compared to cash flows used by financing activities of $1,052,519 for the three-month period ended March 31, 2004. Included in cash flows used in financing activities were debt repayments, repurchased and retired stock, and dividend payments.

Dividends

The Company paid dividends of $426,116 during the first quarter of 2005 and $426,117 during the first quarter of 2004. These were dividends of $.0833 per share. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2005. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Working Capital

Working capital was $109,051 as of March 31, 2005, compared to working capital of $226,620 as of December 31, 2004. The decrease of $117,569 in working capital reflects the Company’s decrease in receivables. The ratio of current assets to current liabilities was 1.0:1.0 as of March 31, 2005 and 1.1:1.0 as of December 31, 2004.

Long-Term Debt

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At March 31, 2005, there were $10,125,000 of direct borrowings outstanding under this facility at an interest rate of 4.44%.

Also, in fiscal year 2001, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. Principal payments of $250,000 per quarter are required on this loan. At March 31, 2005, there were $6,750,000 of direct borrowings outstanding under this facility at an interest rate of 4.44%.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its debt to total capital proportions of 34 to 66 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company’s long-term debt based on variable rates had averaged 10% more (4.09% to 4.50%) for the first three months of 2005, the Company’s interest expense would have increased around $11,000. Should interest rates rise significantly, management expects that it would act to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the Company’s most recent evaluation.

PART II.   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

        On May 5, 2005, Paul Erick was elected to our Board of Directors by a vote of our shareholders at our annual meeting. Mr. Erick filled the seat vacated by Robert Ranweiler, who retired from the Company’s Board of Directors, effective May 5, 2005.

ITEM 6.   EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 27 of this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: May 13, 2005	By	/s/ James P. Jensen

James P. Jensen, Chairman

Dated: May 13, 2005	By	/s/ Bill Otis

Bill Otis, President

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002