Form 10-Q
period 2005-06-30
NEW ULM TELECOM INC
filed 2005-08-11
CIK 71557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                _________________

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                             Yes  [X]   No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  [ ]   No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 11, 2005: 5,115,435 shares of common stock outstanding.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES
                                  JUNE 30, 2005


PART I FINANCIAL INFORMATION

  Item 1  Financial Statements..............................................3-7
          Unaudited Consolidated Balance Sheets.............................3-4
          Unaudited Consolidated Statements of Income.........................5
          Unaudited Consolidated Statements of Stockholders' Equity...........6
          Unaudited Consolidated Statements of Cash Flows.....................7
          Notes to Unaudited Consolidated Financial Statements.............8-13
  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................14-25
  Item 3  Quantitative and Qualitative Disclosures About Market Risk.........25
  Item 4  Controls and Procedures.........................................25-26

PART II OTHER INFORMATION.................................................27-28

  Item 4  Submission of Matters to a Vote of Security Holders................27
  Item 6  Exhibits...........................................................28

SIGNATURES...................................................................28

INDEX TO EXHIBITS............................................................29

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS




                                     ASSETS



                                                        JUNE 30,    DECEMBER 31,
                                                          2005          2004
                                                      -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                          $ 3,042,678   $ 2,739,389
   Receivables, net of allowance for doubtful
     accounts of $188,543 and $136,069                    926,161     1,417,572
   Inventories                                            329,516       263,183
   Prepaid expenses                                       191,268       259,302
                                                      -----------   -----------
                                                        4,489,623     4,679,446
                                                      -----------   -----------

INVESTMENTS AND OTHER ASSETS
   Goodwill and intangibles, net of amortization        3,241,311     3,242,338
   Cellular investments                                19,440,793    17,685,547
   Other                                                1,697,226     1,608,284
                                                      -----------   -----------
                                                       24,379,330    22,536,169
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Telecommunications plant                            57,185,672    56,414,779
   Other property and equipment                         2,664,180     2,613,121
   Cable television plant                               2,392,249     2,362,964
                                                      -----------   -----------
                                                       62,242,101    61,390,864
   Less accumulated depreciation                       36,821,496    34,771,111
                                                      -----------   -----------
                                                       25,420,605    26,619,753
                                                      -----------   -----------

TOTAL ASSETS                                          $54,289,558   $53,835,368
                                                      ===========   ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     JUNE 30,    DECEMBER 31,
                                                       2005          2004
                                                   -----------   -----------
CURRENT LIABILITIES
   Current portion of long-term debt               $ 2,515,987   $ 2,515,987
   Accounts payable                                    850,150     1,328,386
   Accrued income taxes                                285,644            --
   Other accrued taxes                                  90,836        77,338
   Other accrued liabilities                           633,893       531,115
                                                   -----------   -----------
                                                     4,376,510     4,452,826
                                                   -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION                13,864,426    15,114,426
                                                   -----------   -----------

NON-CURRENT LIABILITIES
   Loan guarantee                                      375,000       375,000
   Income taxes                                      6,068,778     6,068,778
                                                   -----------   -----------
                                                     6,443,778     6,443,778
                                                   -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.66 par value,
      10,000,000 shares authorized, 0 shares
      issued and outstanding                                --            --
   Common stock - $1.66 par value,
      90,000,000 shares authorized,
      5,115,435 shares issued and
      outstanding                                    8,525,725     8,525,725
   Retained earnings                                21,079,119    19,298,613
                                                   -----------   -----------
                                                    29,604,844    27,824,338
                                                   -----------   -----------


TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $54,289,558   $53,835,368
                                                   ===========   ===========



The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES


                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                          2005            2004          2005            2004
                                                       -----------    -----------    -----------    -----------
OPERATING REVENUES
   Local network                                       $ 1,018,310    $ 1,004,634    $ 2,011,937    $ 1,992,139
   Network access                                        1,789,554      1,101,945      3,238,248      2,688,396
   Directory advertising, billing and other services       131,503        129,476        251,300        259,936
   Video services                                          503,161        446,934        998,522        857,906
   Internet services                                       331,493        311,030        640,286        607,319
   Other nonregulated services                             567,773        555,980      1,115,031      1,137,216
                                                       -----------    -----------    -----------    -----------
                                                         4,341,794      3,549,999      8,255,324      7,542,912
                                                       -----------    -----------    -----------    -----------

OPERATING EXPENSES
   Plant operations, excluding depreciation
                  and amortization                         562,328        496,080      1,116,649      1,010,931
   Cost of video services                                  348,483        325,994        726,735        654,612
   Cost of internet services                               106,237         74,249        208,901        192,822
   Cost of other nonregulated services                     284,161        278,802        611,427        574,310
   Depreciation and amortization                         1,047,847      1,065,908      2,122,824      2,131,818
   Selling, general and administrative                     918,402        861,197      1,808,871      1,718,349
                                                       -----------    -----------    -----------    -----------
                                                         3,267,458      3,102,230      6,595,407      6,282,842
                                                       -----------    -----------    -----------    -----------

OPERATING INCOME                                         1,074,336        447,769      1,659,917      1,260,070
                                                       -----------    -----------    -----------    -----------

OTHER (EXPENSES) INCOME
   Interest expense                                       (197,244)      (128,153)      (380,075)      (262,275)
   Interest income                                          10,532          6,517         51,333         20,781
   Cellular investment income                            1,601,640        773,252      2,893,219      1,562,254
   Other investment income (expense)                       (48,508)        (4,935)       199,602        160,877
                                                       -----------    -----------    -----------    -----------
                                                         1,366,420        646,681      2,764,079      1,481,637
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                               2,440,756      1,094,450      4,423,996      2,741,707

INCOME TAXES                                               988,566        455,150      1,791,256      1,121,274
                                                       -----------    -----------    -----------    -----------

NET INCOME                                             $ 1,452,190    $   639,300    $ 2,632,740    $ 1,620,433
                                                       ===========    ===========    ===========    ===========

BASIC AND DILUTED
NET INCOME PER SHARE - NOTE 2                          $      0.28    $      0.13    $      0.51    $      0.32
                                                       ===========    ===========    ===========    ===========


DIVIDENDS PER SHARE                                    $    0.0833    $    0.0833    $    0.1666    $    0.1666
                                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
SHARES OUTSTANDING                                       5,115,435      5,115,435      5,115,435      5,115,435
                                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2004 AND
                         SIX MONTHS ENDED JUNE 30, 2005



                                      Common Stock                Retained
                                   Shares         Amount          Earnings
                               ------------    ------------    ------------

BALANCE on December 31, 2003      5,115,585    $  8,525,975    $ 17,712,482

Retired Stock                          (150)           (250)         (1,152)
Net Income                                                        3,291,749
Dividends                                                        (1,704,466)
                               ------------    ------------    ------------

BALANCE on December 31, 2004      5,115,435    $  8,525,725    $ 19,298,613

Net income                                                        2,632,740
Dividends                                                          (852,234)
                               ------------    ------------    ------------
BALANCE on June 30, 2005          5,115,435    $  8,525,725    $ 21,079,119
                               ============    ============    ============





The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                SIX MONTHS ENDED
                                                          ------------------------------
                                                          JUNE 30, 2005    JUNE 30, 2004
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 2,632,740      $ 1,620,433
      Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                    2,122,824        2,131,818
            Cellular investment income                      (2,893,219)      (1,562,254)
            Distributions from cellular investments          1,137,971          559,692
            Deferred investment tax credits                       --             (1,611)
           (Increase) Decrease in:
             Receivables                                       491,411        1,678,373
             Inventories                                       (66,333)        (154,647)
             Prepaid expenses                                   68,034          136,415
           Increase (Decrease) in:
             Accounts payable                                 (413,814)          26,362
             Accrued income taxes                              285,644           44,062
             Other accrued taxes                                13,498            6,310
             Other accrued liabilities                         102,778          (48,185)
                                                           -----------      -----------
               Net cash provided by operating activities     3,481,534        4,436,768
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment, net            (987,069)      (1,599,651)
   Other, net                                                  (88,942)        (175,385)
                                                           -----------      -----------
               Net cash used in investing activities        (1,076,011)      (1,775,036)
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                     (1,250,000)      (1,250,000)
   Retired stock                                                  --             (1,402)
   Dividends paid                                             (852,234)        (852,233)
                                                           -----------      -----------
               Net cash used by financing activities        (2,102,234)      (2,103,635)
                                                           -----------      -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                      303,289          558,097

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                    2,739,389        2,201,435
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                        $ 3,042,678      $ 2,759,532
                                                           ===========      ===========


The accompanying notes are an integral part of the financial statements.

                     NEW ULM TELECOM, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany transactions and accounts have been eliminated in consolidation. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for the Company. These policies conform with generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. During the quarter ended June 30, 2005, network access revenues were increased by $493,178 as a result of changes to prior years' estimated revenues. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders' equity as of June 30, 2005, and statements of income for the three and six month periods ended June 30, 2005 and 2004, and the statements of cash flows for the six month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and changes in cash flows for the six-month periods ended June 30, 2005 and 2004 have been made.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding of 5,115,435 at June 30, 2005 and 2004.

NOTE 3 - STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information:
         Cash paid during the six months ended June 30:

                                               2005                   2004
                                               ----                   ----
             Interest                     $ 369,815              $ 261,734
             Income taxes                $1,110,000              $ 279,000

Noncash investing activities included $64,422 and $148,080 during the periods ended June 30, 2005 and 2004, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2005 and 2004.

NOTE 4 - SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. At June 30, 2005, there were $9,750,000 of direct borrowings outstanding under this facility at an interest rate of 4.94%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. At June 30, 2005, there were $6,500,000 of direct borrowings outstanding under this facility at an interest rate of 4.94%.

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

At June 30, 2005, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company has tested the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is not impaired. The impairment of the cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at June 30, 2005 (9.88% at December 31, 2004). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2004, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service
(PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired.

The components of goodwill are summarized below:

                                         June 30,       December 31,
                                           2005            2004
                                        ----------      ----------
Goodwill on wireline acquisitions       $3,218,906      $3,218,906
Goodwill on cellular investments         4,890,389       4,890,389
                                        ----------      ----------
                                        $8,109,295      $8,109,295
                                        ==========      ==========

Definite lived intangibles are summarized below:

                                         June 30,       December 31,
                                           2005            2004
                                        ----------      ----------
Gross carrying amount                    $ 30,785       $ 30,785
Accumulated amortization                   (8,380)        (7,353)
                                         --------       --------
                                         $ 22,405       $ 23,432
                                         ========       ========

Intangible assets with definite lives are amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 7 - SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom sector, the Cellular sector, and the Phonery sector. The Telecom sector consists of the operations of its incumbent local exchange carriers (ILEC's), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular sector includes the sales and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular sector is recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company's other business segments, and because the Company's chief operating decision maker (CODM) reviews the performance of MWH using the proportionate method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company's revenues in any of the last three years.

Segment information is as follows:

                                                       Telecom        Cellular         Phonery
                                                       Segment         Segment         Segment       Eliminations    Consolidated
                                                     ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2005
Operating Revenues                                   $  4,037,546    $  6,136,838    $    444,773    $ (6,277,363)   $  4,341,794
Depreciation and Amortization                           1,026,567         700,584          21,280        (700,584)      1,047,847
Operating Expenses, Excluding
     Depreciation and Amortization                      2,198,974       3,591,394         203,535      (3,774,292)      2,219,611
                                                     ------------    ------------    ------------    ------------    ------------
Operating Income                                          812,005       1,844,860         219,958      (1,802,487)      1,074,336
Interest Expense                                         (167,970)       (348,239)           --           318,965        (197,244)
Cellular Investment Income                                   --              --              --         1,601,640       1,601,640
Other Investment Income                                   (37,976)        118,118            --          (118,118)        (37,976)
Income Taxes                                             (245,666)       (653,883)        (89,017)           --          (988,566)
                                                     ------------    ------------    ------------    ------------    ------------
Net Income                                           $    360,393    $    960,856    $    130,941    $       --      $  1,452,190
                                                     ============    ============    ============    ============    ============

Total Assets                                         $ 85,983,642    $ 51,358,468    $  5,665,475    $(88,718,027)   $ 54,289,558
                                                     ============    ============    ============    ============    ============

Capital Expenditures                                 $    468,511    $    743,334    $       --      $   (743,334)   $    468,511
                                                     ============    ============    ============    ============    ============


                                                       Telecom        Cellular         Phonery
                                                       Segment         Segment         Segment       Eliminations    Consolidated
                                                     ------------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2004
Operating Revenues                                   $  3,244,947    $  5,151,186    $    435,890    $ (5,282,024)   $  3,549,999
Depreciation and Amortization                           1,045,973         717,876          19,935        (717,876)      1,065,908
Operating Expenses, Excluding
     Depreciation and Amortization                      2,008,446       3,443,508         208,483      (3,624,115)      2,036,322
                                                     ------------    ------------    ------------    ------------    ------------
Operating Income                                          190,528         989,802         207,472        (940,033)        447,769
Interest Expense                                         (109,252)       (213,828)           --           194,927        (128,153)
Cellular Investment Income                                   --              --              --           773,252         773,252
Other Investment Income                                     1,582          28,146            --           (28,146)          1,582
Income Taxes                                              (45,759)       (325,427)        (83,964)           --          (455,150)
                                                     ------------    ------------    ------------    ------------    ------------
Net Income                                           $     37,099    $    478,693    $    123,508    $       --      $    639,300
                                                     ============    ============    ============    ============    ============

Total Assets                                         $ 83,168,362    $ 46,680,953    $  5,003,044    $(81,952,577)   $ 52,899,782
                                                     ============    ============    ============    ============    ============

Capital Expenditures                                 $    763,845    $    705,114    $       --      $   (705,114)   $    763,845
                                                     ============    ============    ============    ============    ============

                                                          Telecom        Cellular         Phonery
                                                          Segment         Segment         Segment       Eliminations    Consolidated
                                                        ------------    ------------    ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 2005
Operating Revenues                                     $  7,680,087    $ 11,838,846    $    903,381    $(12,166,990)   $  8,255,324
Depreciation and Amortization                             2,080,264       1,486,044          42,560      (1,486,044)      2,122,824
Operating Expenses, Excluding
     Depreciation and Amortization                        4,400,949       7,035,774         451,000      (7,415,140)      4,472,583
                                                       ------------    ------------    ------------    ------------    ------------
Operating Income                                          1,198,874       3,317,028         409,821      (3,265,806)      1,659,917
Interest Expense                                           (323,668)       (518,132)           --           461,725        (380,075)
Cellular Investment Income                                     --              --              --         2,893,219       2,893,219
Other Investment Income                                     250,935          89,138            --           (89,138)        250,935
Income Taxes                                               (456,216)     (1,169,185)       (165,855)           --        (1,791,256)
                                                       ------------    ------------    ------------    ------------    ------------
Net Income                                             $    669,925    $  1,718,849    $    243,966    $       --      $  2,632,740
                                                       ============    ============    ============    ============    ============

Total Assets                                           $ 85,983,642    $ 51,358,468    $  5,665,475    $(88,718,027)   $ 54,289,558
                                                       ============    ============    ============    ============    ============

Capital Expenditures                                   $    987,069    $  1,836,368    $       --      $ (1,836,368)   $    987,069
                                                       ============    ============    ============    ============    ============


                                                          Telecom        Cellular         Phonery
                                                          Segment         Segment         Segment       Eliminations    Consolidated
                                                        ------------    ------------    ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 2004
Operating Revenues                                     $  6,907,330    $  9,922,926    $    923,186    $(10,210,530)   $  7,542,912
Depreciation and Amortization                             2,091,948       1,410,402          39,870      (1,410,402)      2,131,818
Operating Expenses, Excluding
     Depreciation and Amortization                        4,078,346       6,752,280         425,075      (7,104,677)      4,151,024
                                                       ------------    ------------    ------------    ------------    ------------
Operating Income                                            737,036       1,760,244         458,241      (1,695,451)      1,260,070
Interest Expense                                           (224,057)       (429,770)           --           391,552        (262,275)
Cellular Investment Income                                     --              --              --         1,562,254       1,562,254
Other Investment Income                                     181,658         258,355            --          (258,355)        181,658
Income Taxes                                               (292,825)       (642,999)       (185,450)           --        (1,121,274)
                                                       ------------    ------------    ------------    ------------    ------------
Net Income                                             $    401,812    $    945,830    $    272,791    $       --      $  1,620,433
                                                       ============    ============    ============    ============    ============

Total Assets                                           $ 83,168,362    $ 46,680,953    $  5,003,044    $(81,952,577)   $ 52,899,782
                                                       ============    ============    ============    ============    ============

Capital Expenditures                                   $  1,599,651    $  1,574,291    $       --      $ (1,574,291)   $  1,599,651
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

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment that provides telephone services, Internet services, and video services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and has a 9.88% interest in

Midwest Wireless Holdings L.L.C. (MWH), which it records on the equity method of accounting. The Company uses proportionate consolidation in its segment reporting because this is how the chief operating decision maker reviews the performance of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

                              RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

     o    OPERATING REVENUES:

          Total operating revenues were $4,341,794 for the three months ended June 30, 2005, for an increase of 22.3% or $791,795 compared to the same period in 2004. Total operating revenues were $8,255,324 for the six months ended June 30, 2005, for an increase of 9.4% or $712,412 compared to the same period in 2004. The Telecom sector was responsible for the majority of these increases in revenues. The Telecom sector reflects an increase in its network access revenues for the period ended June 30, 2005 of $493,178 as a result of adjustments to prior years' estimates. The adjustment to the prior years' estimate was due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results and cost separation procedures and rate of return experience. The Telecom sector increases in its operating revenues for video and Internet services were primarily responsible for the remainder of the increase in operating revenues.

          The Telecom segment experienced increases in its operating revenues from its local network revenues and network access revenues. However, competitive and regulatory changes may impact future revenues. Companies providing wireline telephone service in rural communities face significant challenges. In addition to the loss of access revenue due to the industry trend of declining access minutes of use and downward pricing pressure on access charges, the Company faces challenges due to the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications carriers. Currently, the Federal Communications Commission (FCC) has open dockets on inter-carrier compensation as well as VoIP. The Company cannot predict the outcome of the proceedings nor can it estimate the impact, if any, on the Company. The Company believes that, despite the regulatory and competitive challenges faced by the Telecom sector, this sector has positioned itself for future revenue growth. The Company believes that growth will be realized through increases in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls. The Company also continually evaluates new and emerging technologies to keep the Company's service offerings innovative and competitive. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a

          "triple-play of services to its subscribers. In the telecommunications industry, a "triple-play" of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company's service offerings will provide this segment with continued future growth.

          The Cellular segment experienced a $2,378 decrease in its sales and service revenues of cellular phones and accessories.

          The New Ulm Phonery segment saw decreased operating revenues primarily due to reductions in leased access capacity revenues, offset by an increase in revenues from the sales of customer premise equipment
          (CPE) and the resale of long distance services.

     o    OPERATING EXPENSES:

          Operating expenses for the three months ended June 30, 2005 increased $165,228 or 5.3% compared to the same period in 2004. Operating expenses for the six months ended June 30, 2005 increased $312,565 or 5.0% compared to the same period in 2004, with the Telecom segment responsible for $310,919 of the increase in operating expenses for the six months ended June 30, 2005. Depreciation expense for the Telecom segment saw a decrease of $11,684 for the first six months of 2005 compared to 2004. This decrease was due to long-lived assets that have become fully depreciated. The Company continues to make investments in the Telecom segment's infrastructure. The increase in operating expenses experienced by the Telecom segment reflected additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company's complete array of products and services to all the communities that it serves.

     o    OPERATING INCOME:

          Operating income for the three months ended June 30, 2005 increased $626,567 or 139.9% over the three months ended June 30, 2004. Operating income for the six-month period ended June 30, 2005 increased $399,847 or 31.7% compared to the six-month period ended June 30, 2004. The three-month and six-month increases in operating income were caused by increases in operating revenue. The primary sources of the increase in operating revenues were increased network access, video, and Internet revenues from the Telecom segment's operations.

     o    OTHER INCOME:

          Overall, other income for the three months ended June 30, 2005 increased $719,739 compared to the three months ended June 30, 2004. Other income increased $1,282,442 for the six-month period ended June 30, 2005 compared with the same period in 2004.

          The Company's cellular investment income increased $1,330,965 during the first six months of 2005 over the same period in 2004, as the profitability of Midwest Wireless continued to grow. The Company believes that the 2005 increase in the Company's cellular investment income can be attributed to results from the significant investment made by MWH to enhance its network with the latest technology to provide customers with the new phones, new features and new service plan options their customers desire.

          Other investment income increased $38,725 for the six months ended June 30, 2005 over the same period in 2004. The increase was due to an increase in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by a decrease of investment income for Fibercomm, L.C., a competitive local exchange carrier
          (CLEC) in Sioux City, Iowa.

          There was an $117,800 increase in interest expense for the six-month period ended June 30, 2005 compared to the same period in 2004. The increase in interest expense was due to rising interest rates.

     o    NET INCOME:

          Net income was $1,452,190 for the three months ended June 30, 2005 compared with $639,300 for the same period in 2004. Net income was $2,632,740 for the six-month period ending June 30, 2005 compared with $1,620,433 for the same six-month period in 2004. The $812,890 or 127.2% increase in net income for the three-months ended June 30, 2005 and the $1,012,307 or 62.5% increase in net income for the six-months ending June 30, 2005 were primarily attributed to the increases in operating revenue and other income as discussed above.

Summary of Operations

                       Three Months Ended June 30,    Six Months Ended June 30,
                           2005           2004           2005          2004
                       -----------    -----------    -----------    -----------
Operating Income:
  Telecom Segment      $   812,005    $   190,528    $ 1,198,874    $   737,036
   Cellular Segment         42,373         49,769         51,222         64,793
   Phonery Segment         219,958        207,472        409,821        458,241
                       -----------    -----------    -----------    -----------
        Total            1,074,336        447,769      1,659,917      1,260,070
 Other Income            1,563,664        774,834      3,144,154      1,743,912
 Interest Expense         (197,244)      (128,153)      (380,075)      (262,275)
 Income Taxes             (988,566)      (455,150)    (1,791,256)    (1,121,274)
                       -----------    -----------    -----------    -----------

 Net Income            $ 1,452,190    $   639,300    $ 2,632,740    $ 1,620,433
                       ===========    ===========    ===========    ===========

 Basic and Diluted
 Earnings Per Share    $       .28    $       .13    $       .51    $       .32

Weighted Average
   Shares Outstanding    5,115,435      5,115,435      5,115,435      5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

TELECOM SEGMENT OPERATIONS

New Ulm Telecom segment revenues represented 87.7% of the Company's consolidated operating revenues for the three-month period ended June 30, 2005 and 84.1% of the Company's consolidated operating revenues for the six-month period ended June 30, 2005 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,000 customers access to the local network in Minnesota and Iowa, and providing inter-exchange access for long distance carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its "triple-play" of services. Total Telecom segment revenues for the three-month period ending June 30, 2005 increased $792,599 or 24.4% over the same period in 2004. Total Telecom segment revenues for the six-month period ending June 30, 2005 increased $772,757 or 11.2% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                2005         2004               2005         2004
                                             ----------   ----------         ----------   ----------
Operating Revenues:
        Local Network                        $1,041,761   $1,028,085         $2,058,839   $2,037,735
        Network Access                        1,796,913    1,109,145          3,252,900    2,702,796
        Other                                 1,198,872    1,107,717          2,368,348    2,166,799

                                             ----------   ----------         ----------   ----------
             Total Operating Revenues         4,037,546    3,244,947          7,680,087    6,907,330
                                             ----------   ----------         ----------   ----------

Operating Expenses, Excluding Depreciation
             and Amortization                 2,198,974    2,008,446          4,400,949    4,078,346
Depreciation and Amortization Expenses        1,026,567    1,045,973          2,080,264    2,091,948

                                             ----------   ----------         ----------   ----------
             Total Operating Expenses         3,225,541    3,054,419          6,481,213    6,170,294
                                             ----------   ----------         ----------   ----------

Operating Income                                812,005      190,528          1,198,874      737,036
                                             ----------   ----------         ----------   ----------

Net Income                                   $  360,393   $   37,099         $  669,925   $  401,812
                                             ==========   ==========         ==========   ==========


Local network revenue increased in the Telecom segment by $13,676 or 1.3% for the three months ended June 30, 2005 compared to the same period in 2004. Local network revenue increased in the Telecom segment by $21,104 or 1.0% for the six months ended June 30, 2005 over the same period ended June 30, 2004. Local network revenue increased during these periods as a result of continued growth in the service offerings for the CLEC in Redwood Falls, MN. The CLEC accounted for an increase of $10,628 in local network revenue for the six-months ended June 30, 2005. Targeted marketing, promotions and packaging of vertical services, most notably the introduction of digital subscriber line (DSL) to supplement basic line charges, accounted for the remainder of the increase in local network revenue.

Network access revenue increased $687,768 or 62.0% for the three months ended June 30, 2005 compared with the same period in 2004. Network access revenue increased $550,104 or 20.4% for the six months ended June 30, 2005. An increase of $493,178 for the three months and six months ended June 30, 2005 was due to upward settlement adjustments as a result of changes to prior years' estimated cost study results. The Telecom segment experienced an 8.8% decrease in access minutes for the six months ended June 30, 2005. Decreases in access minutes and downward pressure on access charges have become a common industry trend. The effect of the decrease in access minutes of use was minimized due to the increased number of access subscribers in the Redwood Falls, MN CLEC during the first six months of 2005 as compared to the same period in 2004. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has invested over $15 million in capital expenditures since 2002. These capital expenditures have enhanced this segment's infrastructure and have allowed Telecom segment entities to receive additional settlements from the National Exchange Carrier Association (NECA).

Other operating revenues increased $91,155 or 8.2% for the three months ended June 30, 2005 compared with the same period in 2004. Other operating revenues increased $201,549 or 9.3% for the six months ended June 30, 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a "triple-play" of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $140,614 of the increase in these revenues for the six months ended June 30, 2005. The remainder of the revenue increase was attributed to Telecom segment's sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $190,528 or 9.5% for the three-month period ended June 30, 2005 and increased $322,603 or 7.9% for the six-month period ended June 30, 2005 compared with the same periods in 2004. Cash operating expenses have increased due to the continued growth of CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allow the Company to offer the "triple-play" of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer's desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers' evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company's best service, attitude and consideration. The Telecom segment also realizes that the potential for growth exists from competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Depreciation and amortization expenses decreased $19,406 or 0.2% for the three months ended June 30, 2005 compared with the same period in 2004. Depreciation and amortization expenses decreased $11,684 or 0.1% for the six months ended June 30, 2005 compared with the same period ended June 30, 2004. Decreased depreciation expense was the cause of these decreases. The decreases are due to long-lived assets that have become fully depreciated, while the Company continues to make investments in the Telecom segment's infrastructure.

Operating income increased $621,477 or 326.2% for the three months ended June 30, 2005 compared to the three-month period ended June 30, 2004. Operating income increased $461,838 or 62.7% for the six months ended June 30, 2005 compared to the same period in 2004. The increase in operating income for the three-month period was primarily due to the $493,178 increase in network access revenues resulting from adjustments to prior years' estimated cost study results. The remainder of the three-month increase in operating income was the result of increases in other operating revenues. The six-month increase in operating income was due to the $493,178 increase in network access revenues resulting from adjustments to prior years' estimated cost study results. A $772,757 increase in revenues combined with a $310,919 increase in operating expenses resulted in the $461,838 increase in operating income for the six-month period.


CELLULAR SEGMENT OPERATIONS

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company's 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $2,912 for the three month period ending June 30, 2005 compared to June 30, 2004, and decreased $2,378 for the six month period ending June 30, 2005 compared to June 30, 2004. The three-month increase and six-month decreases were primarily due to changes in the sale of cellular phones and commissions received for subscribing customers to MWH cellular service. The commissions allow the Cellular segment to give customers discounts on cellular phones as incentives to customers for subscription to MWH's cellular phone service. Cellular investment income increased $828,388 or 107.1% for the three months ended June 30, 2005 compared to the same period ended in 2004, and increased $1,330,965 or 85.2% for the six months ended June 30, 2005 as compared to June 30, 2004. These increases were the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company's other business segments, and because the Company's chief operating decision maker reviews the performance of MWH using the proportionate method. A recap of the Company's investment in MWH using the proportionate method is as follows:

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                        2005            2004            2005             2004
                                                    ------------    ------------    ------------    ------------
Proportionate Method:
       Operating Revenues                              6,013,838       5,031,098      11,627,196       9,708,898

       Operating Expenses, Excluding Depreciation
                         and Amortization              3,510,767       3,373,189       6,875,346       6,603,045
       Depreciation and Amortization Expenses            700,584         717,876       1,486,044       1,410,402

                                                    ------------    ------------    ------------    ------------
             Total Operating Expenses                  4,211,351       4,091,065       8,361,390       8,013,447
                                                    ------------    ------------    ------------    ------------

Operating Income                                       1,802,487         940,033       3,265,806       1,695,451
                                                    ------------    ------------    ------------    ------------

       Interest Expense                                 (318,965)       (194,927)       (461,725)       (391,552)
       Other Income                                      118,118          28,146          89,138         258,355

Net Income                                          $  1,601,640    $    773,252    $  2,893,219    $  1,562,254
                                                    ============    ============    ============    ============

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH, is contained in the following table.

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                2005           2004              2005           2004
                                             -----------    -----------      -----------    -----------
Operating Revenues:                          $   123,000    $   120,088      $   211,650    $   214,028
                                             -----------    -----------      -----------    -----------

Operating Expenses, Excluding Depreciation
             and Amortization                     80,627         70,319          160,428        149,235
Depreciation and Amortization Expenses              --             --               --             --

                                             -----------    -----------      -----------    -----------
             Total Operating Expenses             80,627         70,319          160,428        149,235
                                             -----------    -----------      -----------    -----------

Operating Income                                  42,373         49,769           51,222         64,793
                                             -----------    -----------      -----------    -----------

Interest Expense                                 (29,274)       (18,901)         (56,407)       (38,218)
Cellular Investment Income                     1,601,640        773,252        2,893,219      1,562,254

Net Income                                   $   960,856    $   478,693      $ 1,718,849    $   945,830
                                             ===========    ===========      ===========    ===========


PHONERY SEGMENT OPERATIONS

The Phonery segment represented 9.7% of the consolidated operating revenues for the three-month period ended June 30, 2005 and 10.3% of the consolidated operating revenues for the six-month period ended June 30, 2005 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance service. This segment's expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end-user customers. All information contained in the following table is before intercompany eliminations.

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                2005           2004              2005           2004
                                             -----------    -----------      -----------    -----------
Operating Revenues:                          $   444,773    $   435,890      $   903,381    $   923,186
                                             -----------    -----------      -----------    -----------

Operating Expenses, Excluding Depreciation
            and Amortization                     203,535        208,483          451,000        425,075
Depreciation and Amortization Expenses            21,280         19,935           42,560         39,870

                                             -----------    -----------      -----------    -----------
            Total Operating Expenses             224,815        228,418          493,560        464,945
                                             -----------    -----------      -----------    -----------

Operating Income                                 219,958        207,472          409,821        458,241
                                             -----------    -----------      -----------    -----------

Net Income                                   $   130,941     $  123,508      $   243,966    $   272,791
                                             ===========    ===========      ===========    ===========

Operating revenue increased $8,883 or 2.0% for the three months ended June 30, 2005 compared to the same period in 2004. Operating revenue decreased $19,805 or 2.1% for the six months ended June 30, 2005 compared to the same period in 2004. The Phonery segment experienced an increase in revenues from the resale of long distance toll of approximately $2,000 and an increase of approximately $5,000 in sales, service and installation revenues for the six-months ended June 30, 2005. These increases were offset by a decrease of $26,730 in leased network capacity brought about by decreasing access minutes of use.

Operating expenses, excluding depreciation and amortization, decreased $4,948 or 2.4% for the three months ended June 30, 2005 and increased $25,925 or 6.1% for the six months ended June 30, 2005 compared to the same periods in 2004. This six-month increase can be attributed to increased costs for supplies and materials, and this segment's customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $1,345 or 6.7% for the quarter ended June 30, 2005 compared with the same period in 2004. Depreciation and amortization expenses increased $2,690 or 6.7% for the six-month period ended June 30, 2005 compared to the same period in 2004. The increases were attributable to increases in property, plant and equipment subject to depreciation.

Operating income increased by $12,486 or 6.0% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase was the result of increased CPE sales and service, as well as increased resale of long distance toll service. Operating income decreased by $48,420 or 10.6% for the six months ended June 30, 2005 compared to the same period in 2004. The six-month decrease in operating income was the result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

The total long-term capital structure (long-term debt plus shareholders' equity) of the Company was $43,175,671 at June 30, 2005, reflecting 67.9% equity and 32.1% debt. This compares to total long-term capital structure of $42,938,764 at December 31, 2004, reflecting 64.8% equity and 35.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends, for at least the next 12 months.

CASH FLOWS

Cash provided by operations was $3,481,534 for the six-month period ended June 30, 2005 compared to $4,436,768 for the six-month period ended June 30, 2004. Cash flows from operations for the six months ended June 30, 2005 and 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,076,011 for the six months ended June 30, 2005 compared to $1,775,036 for the same period in 2004. Capital expenditures relating to the addition of property, plant and equipment were $987,069 for the six month period ended June 30, 2005 compared to $1,599,651 for the six month period ended June 30, 2004. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $2,650,000 in 2005.

Cash flows used by financing activities were $2,102,234 for the six-month period ended June 30, 2005 compared to cash flows used by financing activities of $2,103,635 for the six-month period ended June 30, 2004. Included in cash flows used in financing activities were debt repayments, retired stock, and dividend payments.

DIVIDENDS

The Company paid cash dividends of $852,234 during the first six months of 2005 and $852,233 for the first six months of 2004. The dividends amounted to $.0833 per share per quarter. The Board of Directors regularly reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2005. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

WORKING CAPITAL

The Company had working capital of $113,113 as of June 30, 2005, compared to working capital of $226,620 as of December 31, 2004. The decrease of $113,507 in working capital reflected the Company's decrease in receivables. The decrease in receivables was caused by a reduction of income taxes receivable. The ratio of current assets to current liabilities was 1.0:1.0 as of June 30, 2005 and 1.1:1.0 as of December 31, 2004.

LONG-TERM DEBT

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At June 30, 2005, there were $9,750,000 of direct borrowings outstanding under this facility at a variable interest rate of 4.94%.

Also, in fiscal year 2001, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company's option, at either fixed or variable rates linked to the Company's overall leverage ratio. Principal payments of $250,000 per quarter are required on this loan. At June 30, 2005, there were $6,500,000 of direct borrowings outstanding under this facility at a variable interest rate of 4.94%.

OTHER

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its debt to total capital proportions of 32 to 68 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

RECENT ACCOUNTING PRONOUNCEMENT

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154's retrospective application requirement replaces APB No. 20's requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (as of January 1, 2006, for the Company). The Company does not expect adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company's earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company's long-term debt based on variable rates, which ranged between 4.09% and 4.94%, had averaged 10% more for the first six months of 2005, the Company's interest expense would have increased approximately $38,000. Should interest rates rise significantly, management expects that it would be able to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.


ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

During the second quarter of 2005, there were no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the registrant was held May 5, 2005 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 5,115,435 of which 3,666,455 shares were present either in person or by proxy. Two matters were presented to the shareholders, one of which passed.

Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

                                                              BROKER
DIRECTOR                   FOR              WITHHELD          NON-VOTES

Paul Erick                 3,623,063        40,202            88,058
Duane Lambrecht            3,600,659        25,886            88,058


The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

                  2006 Annual Meeting           2007 Annual Meeting

                  Mary Ellen Domeier            James Jensen
                  Rosemary Dittrich             Perry Meyer
                  Gary Nelson

A proposal to amend Article III, Section 2 of the Company's Articles of Incorporation failed to receive the required 2/3 "For" votes (3,410,050) of the outstanding shares needed to approve the change. The change would have amended
Article III, Section 2 of the Company's Articles of Incorporation, to provide that the issuance of shares in a Board-approved transaction to any person who, upon consummation of such transaction, would beneficially own more than 7% of the voting power of the Company's shares requires the approval of not less than two-thirds of the members of the Company's Board of Directors and that the Board may not authorize the issuance of shares which would result in a person beneficially owning more than 40% of the voting power of the Company without shareholder approval.

The votes for this amendment were as follows:

                                                                      BROKER
                                FOR           AGAINST      ABSTAIN    NON-VOTES
Amendment to
Article III, Section 2          3,107,876     364,662      193,917    88,058

ITEM 6.  EXHIBITS

         See "Index to Exhibits" on page 29 of this Form 10-Q.










                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ULM TELECOM, INC.


Dated:  August 11, 2005         By   /s/ Bill Otis
                                     -------------------------------------------
                                     Bill Otis, President


Dated:  August 11, 2005         By   /s/ Nancy Blankenhagen
                                     -------------------------------------------
                                     Nancy Blankenhagen, Chief Financial Officer

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