Form 10-Q
period 2005-09-30
NEW ULM TELECOM INC
filed 2005-11-14
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 11, 2005: 5,115,435 shares of common stock outstanding.

 NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2005

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$3,368,883	$2,739,389
Receivables, net of allowance for doubtful accounts of $209,740 and $136,069	1,002,802	1,417,572
Inventories	350,789	263,183
Prepaid expenses	135,003	259,302

	4,857,477	4,679,446

INVESTMENTS AND OTHER ASSETS
Goodwill and intangibles, net of amortization	3,240,798	3,242,338
Cellular investments	20,293,556	17,685,547
Other	1,655,015	1,608,284

	25,189,369	22,536,169

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	57,545,990	56,414,779
Other property and equipment	2,670,343	2,613,121
Cable television plant	2,424,286	2,362,964

	62,640,619	61,390,864
Less accumulated depreciation	37,874,571	34,771,111

	24,766,048	26,619,753

TOTAL ASSETS	$54,812,894	$53,835,368

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
CURRENT LIABILITIES
Current portion of long-term debt	$2,515,987	$2,515,987
Accounts payable	905,161	1,328,386
Accrued income taxes	525,866	—
Other accrued taxes	78,551	77,338
Other accrued liabilities	677,947	531,115

	4,703,512	4,452,826

LONG-TERM DEBT, less current portion	13,231,531	15,114,426

NON-CURRENT LIABILITIES
Loan guarantee	375,000	375,000
Deferred Income taxes	5,869,127	6,068,778

	6,244,127	6,443,778

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares
authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	22,107,999	19,298,613

	30,633,724	27,824,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,812,894	$53,835,368

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
OPERATING REVENUES
Local network	$979,128	$1,052,261	$2,991,065	$3,044,400
Network access	1,840,268	1,452,844	5,078,516	4,141,240
Directory advertising, billing and other services	150,133	129,934	401,433	389,870
Video services	501,753	458,832	1,500,275	1,316,738
Internet services	379,965	307,950	1,020,251	915,269
Other nonregulated services	592,062	592,809	1,707,093	1,730,025

	4,443,309	3,994,630	12,698,633	11,537,542

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	588,412	550,765	1,705,061	1,561,696
Cost of video services	364,208	342,291	1,090,943	996,903
Cost of internet services	129,242	97,691	338,143	290,513
Cost of other nonregulated services	323,733	313,023	935,160	887,333
Depreciation and amortization	1,060,064	1,065,909	3,182,888	3,197,727
Selling, general and administrative	882,987	799,018	2,691,858	2,517,367

	3,348,646	3,168,697	9,944,053	9,451,539

OPERATING INCOME	1,094,663	825,933	2,754,580	2,086,003

OTHER (EXPENSES) INCOME
Interest expense	(214,099)	(145,511)	(594,174)	(407,786)
Interest income	10,569	6,893	61,902	27,674
Cellular investment income	1,529,144	1,040,983	4,422,363	2,603,237
Other investment income (expense)	(42,210)	(5,922)	157,392	154,955

	1,283,404	896,443	4,047,483	2,378,080

INCOME BEFORE INCOME TAXES	2,378,067	1,722,376	6,802,063	4,464,083

INCOME TAXES	923,071	683,974	2,714,327	1,805,248

NET INCOME	$1,454,996	$1,038,402	$4,087,736	$2,658,835

BASIC AND DILUTED NET INCOME PER SHARE – NOTE 2	$0.28	$0.20	$0.80	$0.52

DIVIDENDS PER SHARE	$0.0833	$0.0833	$0.2499	$0.2499

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004 AND
NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2003	5,115,585	$8,525,975	$17,712,482

Retired Stock	(150)	(250)	(1,152)
Net Income			3,291,749
Dividends			(1,704,466)

BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

Net income			4,087,736
Dividends			(1,278,350)

BALANCE on September 30, 2005	5,115,435	$8,525,725	$22,107,999

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,087,736	$2,658,835
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,182,888	3,197,727
Cellular investment income	(4,422,363)	(2,603,237)
Distributions from cellular investments	1,814,353	700,132
Deferred investment tax credits	—	(2,388)
Deferred Income Tax	(199,651)	—
(Increase) Decrease in:
Receivables	414,770	1,661,321
Inventories	(87,606)	(61,406)
Prepaid expenses	124,299	174,121
Increase (Decrease) in:
Accounts payable	(404,243)	162,181
Accrued income taxes	525,866	493,918
Other accrued taxes	1,213	(6,037)
Other accrued liabilities	146,832	(9,789)

Net cash provided by operating activities	5,184,094	6,365,378

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,346,624)	(2,192,663)
Other, net	(46,731)	(137,885)

Net cash used in investing activities	(1,393,355)	(2,330,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,882,895)	(1,882,514)
Retired stock	—	(1,402)
Dividends paid	(1,278,350)	(1,278,350)

Net cash used by financing activities	(3,161,245)	(3,162,266)

NET INCREASE IN CASH AND CASH EQUIVALENTS	629,494	872,564

CASH AND CASH EQUIVALENTS at beginning of period	2,739,389	2,201,435

CASH AND CASH EQUIVALENTS at end of period	$3,368,883	$3,073,999

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. During the quarter ended June 30, 2005 network access revenues were increased by $493,178, and during the quarter ended September 30, 2005 network access revenues were increased by $89,335, as a result of changes to prior years’ estimated revenues. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders’ equity as of September 30, 2005, and statements of income for the three and nine month periods ended September 30, 2005 and 2004, and the statements of cash flows for the nine month periods ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and changes in cash flows for the nine-month periods ended September 30, 2005 and 2004 have been made.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information:

        Cash paid, net of refunds, during the nine months ended September 30:

	2005	2004
Interest	$580,664	$396,583
Income taxes	$1,992,500	$144,423

Noncash investing activities included $68,884 and $83,038 during the periods ended September 30, 2005 and 2004, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2005 and 2004.

NOTE 3 – SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. At September 30, 2005, there were $9,375,000 of direct borrowings outstanding under this facility at a variable interest rate of 5.50%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001, maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. At September 30, 2005, there were $6,250,000 of direct borrowings outstanding under this facility at a variable interest rate of 5.50%.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2005, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is not impaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at September 30, 2005 (9.88% at December 31, 2004). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2004, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired.

The components of goodwill are summarized below:

	September 30, 2005	December 31, 2004
Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Definite lived intangibles are summarized below:

	September 30, 2005	December 31, 2004
Gross carrying amount	$30,785	$30,785
Accumulated amortization	(8,893)	(7,353)

	$21,892	$23,432

Intangible assets with definite lives are amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,053 per year for the next five years.

NOTE 5 – SEGMENT INFORMATION

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

Segment information is as follows beginning on page 12:

NOTE 5 – SEGMENT INFORMATION (continued)

	Three Months Ended September 30, 2005
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$4,081,915	$6,516,556	$473,001	$(6,628,163)	$4,443,309
Depreciation and Amortization	1,038,783	806,833	21,281	(806,833)	1,060,064
Operating Expenses, Excluding
Depreciation and Amortization	2,195,518	3,844,002	248,661	(3,999,599)	2,288,582

Operating Income	847,614	1,865,721	203,059	(1,821,731)	1,094,663
Interest Expense	(182,369)	(213,285)	—	181,555	(214,099)
Cellular Investment Income	—	—	—	1,529,144	1,529,144
Other Investment Income (Expense)	(31,641)	(111,032)	—	111,032	(31,641)
Income Taxes	(217,484)	(623,409)	(82,178)	—	(923,071)

Net Income	$416,120	$917,995	$120,881	$—	$1,454,996

Total Assets	$85,314,160	$51,519,409	$5,842,318	$(87,862,993)	$54,812,894

Capital Expenditures	$359,555	$453,703	$—	$(453,703)	$359,555

	Three Months Ended September 30, 2004
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$3,667,124	$5,659,058	$470,524	$(5,802,076)	$3,994,630
Depreciation and Amortization	1,045,974	740,607	19,935	(740,607)	1,065,909
Operating Expenses, Excluding
Depreciation and Amortization	2,055,070	3,643,285	217,662	(3,813,229)	2,102,788

Operating Income	566,080	1,275,166	232,927	(1,248,240)	825,933
Interest Expense	(124,010)	(226,478)	—	204,977	(145,511)
Cellular Investment Income	—	—	—	1,040,983	1,040,983
Other Investment Income (Expense)	971	(2,280)	—	2,280	971
Income Taxes	(166,224)	(423,481)	(94,269)	—	(683,974)

Net Income	$276,817	$622,927	$138,658	$—	$1,038,402

Total Assets	$83,070,040	$48,111,805	$5,282,166	$(83,038,553)	$53,425,458

Capital Expenditures	$593,012	$919,255	$—	$(919,255)	$593,012

NOTE 5 – SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2005
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$11,762,002	$18,355,402	$1,376,382	$(18,795,153)	$12,698,633
Depreciation and Amortization	3,119,047	2,292,877	63,841	(2,292,877)	3,182,888
Operating Expenses, Excluding
Depreciation and Amortization	6,596,467	10,879,776	699,661	(11,414,739)	6,761,165

Operating Income	2,046,488	5,182,749	612,880	(5,087,537)	2,754,580
Interest Expense	(506,037)	(731,417)	—	643,280	(594,174)
Cellular Investment Income	—	—	—	4,422,363	4,422,363
Other Investment Income (Expense)	219,294	(21,894)	—	21,894	219,294
Income Taxes	(673,700)	(1,792,594)	(248,033)	—	(2,714,327)

Net Income	$1,086,045	$2,636,844	$364,847	$—	$4,087,736

Total Assets	$85,314,160	$51,519,409	$5,842,318	$(87,862,993)	$54,812,894

Capital Expenditures	$1,346,624	$2,290,071	$—	$(2,290,071)	$1,346,624

	Nine Months Ended September 30, 2004
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$10,574,454	$15,581,984	$1,393,710	$(16,012,606)	$11,537,542
Depreciation and Amortization	3,137,922	2,151,009	59,805	(2,151,009)	3,197,727
Operating Expenses, Excluding
Depreciation and Amortization	6,133,416	10,395,565	642,737	(10,917,906)	6,253,812

Operating Income	1,303,116	3,035,410	691,168	(2,943,691)	2,086,003
Interest Expense	(348,067)	(656,248)	—	596,529	(407,786)
Cellular Investment Income	—	—	—	2,603,237	2,603,237
Other Investment Income (Expense)	182,629	256,075	—	(256,075)	182,629
Income Taxes	(459,049)	(1,066,480)	(279,719)	—	(1,805,248)

Net Income	$678,629	$1,568,757	$411,449	$—	$2,658,835

Total Assets	$83,070,040	$48,111,805	$5,282,166	$(83,038,553)	$53,425,458

Capital Expenditures	$2,192,663	$2,493,546	$—	$(2,493,546)	$2,192,663

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that might cause differences include:

o	increased competition in core business sectors which may decrease market share and or affect the pricing of services and products;
o	the ability to retain key employees;
o	changing market conditions which may affect growth rates in the industry;
o	the ability to secure financing for future expansion and operations;
o	the ability to improve operations with new technologies;
o	required investment in technological innovations which may deplete capital resources;
o	the continuation of industry trends, including continued declines in access lines and access minutes of use;
o	changes in the Company’s cellular investment income;
o	the future of the communications industry and communications services;
o	the effect of legal and regulatory changes;
o	sufficient cash generation from current operations to fund future liquidity needs;
o	adverse determinations in existing and future disputes regarding network access charge billings;
o	the economy in general; and
o	other risks and uncertainties which may affect the operating results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparing the financial statements. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results from the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates. There have been no changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K with the SEC on March 30, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K

OVERVIEW

The Company is organized into three business segments: the Telecom sector, the Cellular sector, and the Phonery sector. The Telecom sector consists of the operations of its incumbent local exchange carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular sector includes the sales and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular sector is recorded on the equity method on the financial statements and is presented using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s chief operating decision maker (CODM) reviews the performance of MWH using the proportionate method. The Phonery sector includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

•	OPERATING REVENUES:

Total operating revenues were $4,443,309 for the three months ended September 30, 2005, for an increase of 11.2% or $448,679 compared to the same period in 2004. Total operating revenues were $12,698,633 for the nine months ended September 30, 2005, for an increase of 10.1% or $1,161,091 compared to the same period in 2004. The Telecom sector was responsible for the majority of these increases in revenues. The Telecom sector performance reflected an increase in its network access revenues for the three-month period ended September 30, 2005 of $89,335 and the nine month period ended September 30 2005 of $582,513, as a result of adjustments to prior years’ estimates. The adjustments to the prior years’ estimates were due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results and cost separation procedures and rate of return experience. The Telecom sector increases in its operating revenues for video and Internet services were primarily responsible for the remainder of the increase in operating revenues.

While the Telecom segment experienced a slight decrease in its operating revenues from its local network revenues, it experienced an increase in its network access revenues. Future revenues may be impacted by competition and regulatory changes. Companies providing wireline telephone service in rural communities are facing significant challenges. In addition to the loss of access revenue due to the industry trend of declining access minutes of use and downward pricing pressure on access charges, the Company faces challenges due to the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications carriers. Currently, the Federal Communications Commission (FCC) has open dockets on inter-carrier compensation as well as VoIP. The Company cannot predict the outcome of the proceedings, nor can it estimate the impact, if any, on the Company. The Company believes that, despite the regulatory and competitive challenges faced by the Telecom sector, the Company has positioned itself for future revenue growth. The Company believes that growth will be realized through increases in revenue due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings will provide this segment with continued future growth.

The New Ulm Phonery segment saw decreased operating revenues primarily due to reductions in leased access capacity revenues and the resale of long distance services, offset by an increase in revenues from the sales of customer premise equipment (CPE).

•	OPERATING EXPENSES:

Operating expenses for the three months ended September 30, 2005 increased $179,949 or 5.7% compared to the same period in 2004. Operating expenses for the nine months ended September 30, 2005 increased $492,514 or 5.2% compared to the same period in 2004, with the Telecom segment responsible for $444,176 of this increase. Depreciation expense for the Telecom segment saw a decrease of $18,875 for the first nine months of 2005 compared to 2004. This decrease was due to certain long-lived assets that have become fully depreciated. The Company continues to make investments in the Telecom segment’s infrastructure. The increase in operating expenses experienced by the Telecom segment reflected additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s complete array of products and services to all the communities that it serves.

•	OPERATING INCOME:

Operating income for the three months ended September 30, 2005 increased $268,730 or 32.5% over the three months ended September 30, 2004. Operating income for the nine-month period ended September 30, 2005 increased $668,577 or 32.1% compared to the nine-month period ended September 30, 2004. The three-month and nine-month increases in operating income were caused by increases in operating revenue. The primary sources of the increase in operating revenues were increased network access, video, and Internet revenues from the Telecom segment’s operations.

•	OTHER INCOME:

Overall, other income for the three months ended September 30, 2005 increased $386,961 compared with the same period in 2004. Other income increased $1,669,403 for the nine-month period ended September 30, 2005 compared with the same period in 2004.

The Company’s cellular investment income increased $1,819,126 during the first nine months of 2005 over the same period in 2004, as the profitability of MWH continued to grow. The Company believes that the 2005 increase in the Company’s cellular investment income can be attributed to results from the significant investment made by MWH to enhance its network with the latest technology to provide customers with new phones, new features and new service plan options.

Other investment income increased $2,437 for the nine months ended September 30, 2005 over the same period in 2004. The increase was due to an increase in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by a decrease of investment income for Fibercomm, L.C., a competitive local exchange carrier (CLEC) in Sioux City, Iowa.

There was an $186,388 increase in interest expense for the nine-month period ended September 30, 2005 compared to the same period in 2004. The increase in interest expense was due to rising interest rates.

•	NET INCOME:

Net income was $1,454,996 for the three months ended September 30, 2005 compared with $1,038,402 for the same period in 2004. Net income was $4,087,736 for the nine-month period ending September 30, 2005 compared with $2,658,835 for the same nine-month period in 2004. The $416,594 or 40.1% increase in net income for the three-months ended September 30, 2005 and the $1,428,901 or 53.7% increase in net income for the nine-months ending September 30, 2005 were primarily attributed to the increases in operating revenue and other income as discussed above.

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Income:
Telecom Segment	$847,614	$566,080	$2,046,488	$1,303,116
Cellular Segment	43,990	26,926	95,212	91,719
Phonery Segment	203,059	232,927	612,880	691,168

Total	1,094,663	825,933	2,754,580	2,086,003
Other Income	1,497,503	1,041,954	4,641,657	2,785,866
Interest Expense	(214,099)	(145,511)	(594,174)	(407,786)
Income Taxes	(923,071)	(683,974)	(2,714,327)	(1,805,248)

Net Income	$1,454,996	$1,038,402	$4,087,736	$2,658,835

Basic and Diluted Earnings Per Share	$.28	$.20	$.80	$.52

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

New Ulm Telecom segment revenues represented 87.7% of the Company’s consolidated operating revenues for the three-month period ended September 30, 2005 and 87.3% of the Company’s consolidated operating revenues for the nine-month period ended September 30, 2005 before intercompany eliminations. Revenues are primarily earned by providing approximately 17,000 customers access to the local network in Minnesota and Iowa, and providing inter-exchange access for long distance carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, and providing Internet services, including high-speed Digital Subscriber Line (DSL) Internet access, and video services to its subscribers. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending September 30, 2005 increased $414,791 or 11.3% over the same period in 2004. Total Telecom segment revenues for the nine-month period ending September 30, 2005 increased $1,187,548 or 11.2% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Local Network	$1,002,579	$1,075,712	$3,061,418	$3,113,447
Network Access	1,847,468	1,460,049	5,100,368	4,162,845
Other	1,231,868	1,131,363	3,600,216	3,298,162

Total Operating Revenues	4,081,915	3,667,124	11,762,002	10,574,454

Operating Expenses, Excluding Depreciation and Amortization	2,195,518	2,055,070	6,596,467	6,133,416
Depreciation and Amortization Expenses	1,038,783	1,045,974	3,119,047	3,137,922

Total Operating Expenses	3,234,301	3,101,044	9,715,514	9,271,338

Operating Income	847,614	566,080	2,046,488	1,303,116

Net Income	$416,120	$276,817	$1,086,045	$678,629

Local network revenue decreased in the Telecom segment by $73,133 or 6.8% for the three months ended September 30, 2005 compared to the same period in 2004. Local network revenue decreased in the Telecom segment by $52,029 or 1.7% for the nine months ended September 30, 2005 over the same period ended September 30, 2004. Local network revenue decreased during these periods primarily as a result of decreased access lines. Targeted marketing, promotions and packaging of vertical services, most notably the introduction of digital subscriber line (DSL) to supplement basic line charges, have helped sustain local network revenue near historical levels, despite declines in access line counts.

Network access revenue increased $387,419 or 26.5% for the three months ended September 30, 2005 compared with the same period in 2004. Network access revenue increased $937,523 or 22.5% for the nine months ended September 30, 2005. An increase of $89,335 for the three months ended September 30, 2005 and an increase of $582,513 for the nine months ended September 30, 2005, were due to upward settlement adjustments as a result of changes to prior years’ estimated cost study results. The Telecom segment experienced a 4.3% decrease in access minutes for the nine months ended September 30, 2005. Decreases in access minutes and downward pressure on access charges have become a common industry trend. The effect of the decrease in access minutes of use was lessened due to the increased number of access subscribers in the Redwood Falls, MN CLEC during the first nine months of 2005 as compared to the same period in 2004. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use.

Other operating revenues increased $100,505 or 8.9% for the three months ended September 30, 2005 compared with the same period in 2004. Other operating revenues increased $302,054 or 9.2% for the nine months ended September 30, 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $183,537 of the increase in these revenues for the nine months ended September 30, 2005. The remainder of the revenue increase was primarily attributable to the Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $140,448 or 6.8% for the three-month period ended September 30, 2005 and increased $463,051 or 7.5% for the nine-month period ended September 30, 2005 compared with the same periods in 2004. Cash operating expenses have increased due to the continued growth of the CLEC operation in Redwood Falls, MN and the increasing array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer’s desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Telecom segment also realizes that the potential for growth exists from competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Depreciation and amortization expenses decreased $7,191 or 0.7% for the three months ended September 30, 2005 compared with the same period in 2004. Depreciation and amortization expenses decreased $18,875 or 0.6% for the nine months ended September 30, 2005 compared with the same period ended September 30, 2004. Decreased depreciation expense was the cause of these decreases. The decreases were due to certain long-lived assets that have become fully depreciated, while the Company continues to make investments in the Telecom segment’s infrastructure.

Operating income increased $281,534 or 49.7% for the three months ended September 30, 2005 compared to the three-month period ended September 30, 2004. Operating income increased $743,372 or 57.0% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in operating income for the three-month period was partially due to the $89,335 increase in network access revenues resulting from adjustments to prior years’ estimated cost study results. The remainder of the three-month increase in operating income was the result of increases in other operating revenues. The nine-month increase in operating income was primarily due to the $582,513 increase in network access revenues resulting from adjustments to prior years’ estimated cost study results. Operating income also increased during the nine months ended September 30, 2005 due to an $183,537 increase in video service revenues and a $104,982 increase in Internet service revenues, resulting from an increase in customers subscribing to these services. A $1,187,548 increase in revenues combined with a $444,176 increase in operating expenses resulted in the $743,372 increase in operating income for the nine-month period.

Cellular Segment Operations

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories decreased by $3,226 for the three month period ending September 30, 2005 compared to September 30, 2004, and decreased $5,604 for the nine month period ending September 30, 2005 compared to September 30, 2004. The three-month and nine-month decreases were primarily due to changes in the sale of cellular phones and commissions received for subscribing customers to MWH cellular service. The commissions allow the Cellular segment to give customers discounts on cellular phones as incentives to customers for subscription to MWH’s cellular phone service. Cellular investment income increased $488,161 or 46.9% for the three months ended September 30, 2005 compared to the same period in 2004, and increased $1,819,126 or 69.9% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. These increases were the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviews the performance of MWH using the proportionate method. A recap of the Company’s investment in MWH using the proportionate method is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Proportionate Method:
Operating Revenues	6,397,495	5,536,771	18,024,691	15,245,669

Operating Expenses, Excluding Depreciation and Amortization	3,768,931	3,547,924	10,644,277	10,150,969
Depreciation and Amortization Expenses	806,833	740,607	2,292,877	2,151,009

Total Operating Expenses	4,575,764	4,288,531	12,937,154	12,301,978

Operating Income	1,821,731	1,248,240	5,087,537	2,943,691

Interest Expense	(181,555)	(204,977)	(643,280)	(596,529)
Other Income	(111,032)	(2,280)	(21,894)	256,075

Net Income	$1,529,144	$1,040,983	$4,422,363	$2,603,237

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:	$119,061	$122,287	$330,711	$336,315

Operating Expenses, Excluding Depreciation and Amortization	75,071	95,361	235,499	244,596
Depreciation and Amortization Expenses	—	—	—	—

Total Operating Expenses	75,071	95,361	235,499	244,596

Operating Income	43,990	26,926	95,212	91,719

Interest Expense	(31,730)	(21,501)	(88,137)	(59,719)
Cellular Investment Income	1,529,144	1,040,983	4,422,363	2,603,237

Net Income	$917,995	$622,927	$2,636,844	$1,568,757

Phonery Segment Operations

The Phonery segment represented 9.7% of the consolidated operating revenues for the three-month period ended September 30, 2005 and 10.2% of the consolidated operating revenues for the nine-month period ended September 30, 2005 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end-user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:	$473,001	$470,524	$1,376,382	$1,393,710

Operating Expenses, Excluding Depreciation and Amortization	248,661	217,662	699,661	642,737
Depreciation and Amortization Expenses	21,281	19,935	63,841	59,805

Total Operating Expenses	269,942	237,597	763,502	702,542

Operating Income	203,059	232,927	612,880	691,168

Net Income	$120,881	$138,658	$364,847	$411,449

Operating revenue increased $2,477 or 0.5% for the three months ended September 30, 2005 compared to the same period in 2004. Operating revenue decreased $17,328 or 1.2% for the nine months ended September 30, 2005 compared to the same period in 2004. The Phonery segment experienced comparable revenues from service and installation revenues for the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. The Phonery segment experienced a decrease of $13,840 in leased network capacity brought about by decreasing access minutes of use and a decrease of approximately $4,000 in revenue from the resale of long distance toll.

Operating expenses, excluding depreciation and amortization, increased $30,999 or 14.2% for the three months ended September 30, 2005 and increased $56,924 or 8.9% for the nine months ended September 30, 2005 compared to the same periods in 2004. The three-month and nine-month increases can be attributed to increased costs for supplies and materials, and this segment’s customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $1,346 or 6.7% for the quarter ended September 30, 2005 compared with the same period in 2004. Depreciation and amortization expenses increased $4,036 or 6.7% for the nine-month period ended September 30, 2005 compared to the same period in 2004. The increases were attributable to increases in property, plant and equipment subject to depreciation.

Operating income decreased by $29,868 or 12.8% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Operating income decreased by $78,288 or 11.3% for the nine months ended September 30, 2005 compared to the same period in 2004. The three-month and nine-month decreases in operating income were the result of increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) of the Company was $43,865,255 at September 30, 2005, reflecting 69.8% equity and 30.2% debt. This compares to total long-term capital structure of $42,938,764 at December 31, 2004, reflecting 64.8% equity and 35.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends, for at least the next 12 months.

Cash Flows

Cash provided by operations was $5,184,094 for the nine-month period ended September 30, 2005 compared to $6,365,378 for the nine-month period ended September 30, 2004. Cash flows from operations for the nine months ended September 30, 2005 and 2004 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,393,355 for the nine months ended September 30, 2005 compared to $2,330,548 for the same period in 2004. Capital expenditures relating to the addition of property, plant and equipment were $1,346,624 for the nine-month period ended September 30, 2005 compared to $2,192,663 for the nine-month period ended September 30, 2004. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The decrease in capital expenditures for the nine months reported above was largely due to the timing of expenditures. The Company expects total plant additions of approximately $2,650,000 in 2005.

Cash flows used by financing activities were $3,161,245 for the nine-month period ended September 30, 2005 compared to cash flows used by financing activities of $3,162,266 for the nine-month period ended September 30, 2004. Included in cash flows used in financing activities were debt repayments, retired stock, and dividend payments.

Dividends

The Company paid cash dividends of $1,278,350 during the first nine months of 2005 and 2004. The dividends amounted to $.0833 per share per quarter. The Board of Directors regularly reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2005. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Working Capital

The Company had working capital of $153,965 as of September 30, 2005, compared to working capital of $226,620 as of December 31, 2004. The decrease of $72,655 in working capital reflected the Company’s decrease in receivables. The decrease in receivables was caused by a reduction of income taxes receivable. The ratio of current assets to current liabilities was 1.0:1.0 as of September 30, 2005 and 1.1:1.0 as of December 31, 2004.

Long-Term Debt

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At September 30, 2005, there were $9,375,000 of direct borrowings outstanding under this facility at a variable interest rate of 5.50%.

Also, in fiscal year 2001, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates linked to the Company’s overall leverage ratio. Principal payments of $250,000 per quarter are required on this loan. At September 30, 2005, there were $6,250,000 of direct borrowings outstanding under this facility at a variable interest rate of 5.50%.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its debt to total capital proportions of 30 to 70 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company believes it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154’s retrospective application requirement replaces APB No. 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (as of January 1, 2006, for the Company). The Company does not expect adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate. If interest rates for the portion of the Company’s long-term debt based on variable rates, which ranged between 4.09% and 5.50%, had averaged 10% more for the first nine months of 2005, the Company’s interest expense would have increased approximately $58,000. Should interest rates rise significantly, management expects that it would be able to mitigate its exposure to the change by converting a portion of its variable-rate debt to fixed-rate debt.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the third quarter of 2005, there were no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS

        See “Index to Exhibits” on page 28 of this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 11, 2005	By	/s/ Bill Otis
Bill Otis, President

Dated: November 11, 2005	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002