Form 10-K
period 2005-12-31
NEW ULM TELECOM INC
filed 2006-03-30
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-3024

NEW ULM TELECOM, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0440990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 North Minnesota Street
New Ulm, Minnesota 56073
(Address of principal executive offices and zip code)

Registrant’s telephone number including area code: 507-354-4111

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $1.66 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐           Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $45,844,587 based on the last sale price of $9.50 on The OTC Bulletin Board.

The total number of shares of the registrant’s common stock outstanding as of March 20, 2006: 5,115,435.

Documents Incorporated by Reference: Certain information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

PART I

This Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. Such forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from such statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or the receipt of new information. See “Risk Factors in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statement, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

Item 1.	Business

General Development of Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company’s principal line of business is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services (CATV), Internet access services, including both dial-up access and high-speed digital subscriber line or DSL access, and long distance service. The Company installs and maintains telephone systems to the areas in and around its ILEC service territory in southern Minnesota and northern Iowa. The Company began offering service as a competitive local exchange carrier (CLEC) in the city of Redwood Falls, Minnesota in 2002. The Company also has a 9.88% investment in Midwest Wireless Holdings L.L.C. (MWH) a wireless communications provider in southern Minnesota, northern Iowa, and southwestern Wisconsin. The Company also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa.

From time to time, New Ulm Telecom, Inc. has combined some of its operations with other telephone companies to establish economies of scale and form new entities such as Midwest Wireless Holdings, L.L.C.. Although the Company’s interests in these entities may be deemed “investments” rather than active operation of a business, the Company intends to remain an operating company and does not intend to become an investment company within the meaning of the Investment Company Act of 1940 (the “1940 Act”).

Under the 1940 Act, if the “value” of the Company’s “investments” (excluding cash and government securities) exceeds 40% of its assets, the Company might, under certain circumstances, be required to register as an investment company under the 1940 Act. The Securities and Exchange Commission has adopted Rule 3a-2, Transient Investment Companies, however, as a safe harbor. Under that Rule, an issuer that determines that it may temporarily be deemed an investment company because of the valuation of its investments may adopt a resolution confirming that it has a bona fide intent to operate as a business other than investing and rely on the Rule 3a-2 safe harbor exemption for the 1040 Act for a period of one year.

As a result of the recent significant increase in the value of the Company’ ownership in Midwest Wireless Holdings, L.L.C., in March 2006 the Board of Directors of the company adopted a resolution under Rule 3a-2 of the Investment company Act of 1940, stating that:

(i)	the Company does not intend to be an investment company within the meaning of the Investment Company Act of 1940, and
(ii)	the Company will continue to operate its existing telecommunications business.

The Company has also determined that, under Rule 3a-2, it has until November 18, 2006 to complete any action required to ensure that it would not be deemed an investment company under the 1940 Act because of its ownership of investments. The Company believes that the pending sale of Midwest Wireless Holdings, L.L.C., and the Company’s receipt of cash from its investment in Midwest Wireless Holdings, L.L.C., will enable the Company to resolve all issues related to the “transient investment company’ status prior to November 18, 2006.

For purposes of this report, all references to the “Company” shall mean New Ulm Telecom, Inc. and its subsidiaries.

The Company maintains a website at www.nutelecom.net. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge at www.nutelecom.net, as soon as reasonably practicable after such material is filed with or furnished to the SEC.

The Company and its five wholly-owned subsidiaries are organized into three business segments as follows:

Telecom Segment

•

This Segment contains the operations of the Company’s incumbent local exchange carriers: (ILEC’s) New Ulm Telecom, Inc. (New Ulm), the parent company; Western Telephone Company (Western), a wholly-owned subsidiary; Peoples Telephone Company (Peoples), a wholly-owned subsidiary; the Company’s competitive local exchange carrier (CLEC) New Ulm Telecom, Inc.; the Company’s investment in FiberComm, LC, a CLEC located in Sioux City, Iowa; and the Company’s operations that provide Internet and video services.

Cellular Segment

•

This Segment contains the sales and service of cellular phones and accessories, and the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary, owns 7.55% and Peoples, owns 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005.

Phonery Segment

•

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), a wholly-owned subsidiary, Western, and Peoples. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

Financial information about the Company’s industry segments is included commencing on page 45 of this Form 10-K.

Narrative Description of Business

Telecom Segment

The Company’s core business is the operation of three independent telephone companies, its CLEC operations, its Internet and video operations from which it generates the majority of its revenue. The Company conducts this core business in the Telecom Segment.

The Telecom Segment operates three ILEC’s (New Ulm, Western, and Peoples) and one CLEC in the City of Redwood Falls, Minnesota. New Ulm and Western are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), and Peoples is

an independent telephone company that is regulated by the Iowa Utilities Board (IUB). The Telecom Segment has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2005, the Company served approximately 16,700 access lines. The Company provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn and the adjacent rural areas in Brown, Nicollet, Blue Earth and Redwood counties in south central Minnesota, approximately 90 to 120 miles southwest of Minneapolis, Minnesota. The segment also operates six cable television systems in Minnesota (in the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn and Jeffers, and the surrounding rural areas), and one cable television system in Iowa (in the city of Aurelia). These systems serve approximately 4,730 customers.

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

In order to meet the competition present in the industry, New Ulm, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to their customers. These new technologies include the latest release of digital switching technology on all of the ILECs switches and installation of SS7 (an out-of-band system) for all of its access lines. New Ulm, Western, and Peoples have also constructed fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that protect their local networks and enable them to provide a reliable level of service to their customers. The value of the local network is also enhanced by the ability to offer access to high-speed Internet (DSL) to over 95% of their customers. DSL technology offers customers access to high-speed Internet and traditional voice connectivity over the same connection. In addition, New Ulm and Western have enhanced their networks to offer video services over the same facilities that provide their customers with voice and Internet access. This technology is available to approximately 85% of their access lines.

New Ulm currently has competition in the City of Redwood Falls, Minnesota in the provision of traditional telephone service. Qwest is the incumbent provider. (New Ulm entered Redwood Falls as a CLEC in September 2002.) Competition currently exists in the other communities and areas served by New Ulm, Western or Peoples for traditional telephone service from wireless communications, and the Company expects competition to increase from service providers offering VoIP. The Company is also facing competition in the Minnesota communities of New Ulm, Redwood Falls, and Springfield in the provision of video services. Time Warner is the incumbent provider for video services in New Ulm and Mediacom is the incumbent provider in Redwood Falls and Springfield. Several companies also compete with the Company in providing Internet services. New Ulm, Western, and Peoples respond to competitive pressure with active programs to market products, to bundle services and to enhance their infrastructure for higher customer satisfaction.

Competition also exists for some of the services provided by inter-exchange carriers, such as customer billing services, dedicated private lines, and network switching. This competition comes primarily from the inter-exchange carriers themselves. The provision of these services is of a contractual nature and is primarily directed by the inter-exchange carriers. Other services, such as directory advertising, operator services and cellular communications, are open to competition. Competition is based primarily on service and customer experience.

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

Phonery Segment

The Phonery Segment provides sales and service of CPE and transport operations of Phonery, Western, and Peoples. This segment’s activities also include the resale of long distance toll service operations of New Ulm Long Distance, Inc.

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

The Telecommunications Act passed by the federal government in February 1996 is resulting in significant changes to the telecommunications industry. The Federal Communications Commission (FCC) is in the process of determining how competition will be implemented by setting standards for wholesale pricing, unbundling local network rates, and interconnection rates. State regulators are also involved in implementing the transition to a competitive environment, but the exact roles that the FCC and state regulators will play are yet to be fully determined.

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

The FCC has an open docket on inter-carrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Notice of Public Rule Making (NPRM) requesting comments on various proposals for interconnection compensation reform. The Company cannot predict the outcome of such proceedings, nor can it estimate the impact.

On June 27, 2005, the United States Supreme Court reversed a prior ruling that required cable operators to open up their high-speed Internet lines to competition. The FCC has recently released regulations intended to spur the development of broadband services. The Company cannot, at this time, estimate the revenue impact, if any, related to these events.

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

State regulators are considering changes to intercarrier compensation. In Minnesota, a docket had been opened to reduce the access charges paid to the Company by inter-exchange carriers. The docket was suspended in December 2004, subsequent to concerns expressed by state agencies regarding increases in local rates that might result from mandated access reductions. The Company cannot estimate the effect, if any, of any future potential state access charge changes.

The Company and its subsidiaries anticipate no material effects on their capital expenditures, earnings or competitive position because of laws relating to the protection of the environment.

Competition

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company’s customers and request access to the Company’s local network facilities. The law also permits existing telephone companies to offer telephone service outside their existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule-making procedures to implement the law. The rule-making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule-making procedures are complete and the court issues settled, the Company cannot predict how the new law will affect its business.

Since the mid-1990’s, the Company’s business strategy has been to position itself as a “one-stop” telecommunications provider. The Company believes that its customers value the fact that it is the “local company” whose goal is to meet the customers’ total communications needs. The Company believes that it has several competitive advantages: its prices and costs are low; its service quality and reputation are high; its commitment to the communities it services is outstanding; its investment in technology is strong; and it has a direct billing relationship with almost all of the customers in its service territories.

The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at the state and federal levels, court decisions, and possible additional future state and federal legislation. The trend resulting from past legislation has been to expand competition in the telecommunications industry.

Employees

As of March 20, 2006, the Company had 71 full-time equivalent employees.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of March 20, 2006.

Name and Age	Position

Bill Otis (48)	President and Chief Executive Officer - New Ulm Telecom, Inc.

Barbara Bornhoft (49)	Vice-President and Secretary - New Ulm Telecom, Inc.

Nancy Blankenhagen (45)	Chief Financial Officer and Treasurer - New Ulm Telecom, Inc.

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

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company he was the Office Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis is also a director of MWH and serves as its Chairman of the Board.

Barbara Bornhoft has been Vice President and Chief Operating Officer/Secretary of the Company since 1998. Ms. Bornhoft has been employed with New Ulm Telecom, Inc. since 1990.

Nancy Blankenhagen has been Chief Financial Officer/Treasurer of the Company since May 2004. She was the Interim Chief Financial Officer/Treasurer of the Company from February 2004 to May 2004. Prior to that role, she had been an accountant for the Company since 1989.

Item 1A.	Risk Factors.

The Company’s business faces many risks, all of which may not be described below. Additional risks of which the Company is currently unaware or believe to be immaterial may also result in events that could impair its business operations. If any of the events or circumstances described in the following risks actually occur, the Company’s business, financial condition or results of operations may suffer, and the trading price of its stock could decline.

The Company is subject to increased competition in core business segments that may adversely impact us.

As an incumbent carrier, the Company historically has experienced limited competition in its rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of the Company’s rural markets, it faces competition from wireless technology, which may increase as wireless technology improves. The Company also face competition from wireline and cable television operators. The Company may face additional competition from new market entrants, such as providers of wireless broadband, voice over Internet protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and the Company expects that competition will intensify. Many of the Company’s competitors have brand recognition, and have financial, personnel, marketing and other resources that are significantly greater than the Company’s. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect the Company’s competitive position. The Company cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on the Company’s business.

Competition may lead to loss of revenues and profitability as a result of numerous factors, including:

•	loss of customers;

•	reduced usage of the Company’s network by its existing customers who may use alternative providers for long distance and data services;

•	reductions in the prices for the Company’s services which may be necessary to meet competition; and/or

•	increases in marketing expenditures and discount and promotional campaigns.

In addition, the Company’s provision of long distance service is subject to a highly competitive market served by large nation-wide carriers that enjoy brand name recognition.

The Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees.

The Company’s performance is largely dependant on the talents and efforts of highly skilled individuals in the operations of its telecommunication businesses, including telephone operations and telecommunications equipment sales and service. Technological advances force the Company’s employees to upgrade their knowledge base continually in order to keep pace with these advances. The Company’s ability to compete effectively depends upon its ability to retain and motivate its existing employees, and attract new qualified employees.

The Company may not be able to successfully introduce new products and services.

The Company’s success depends upon its ability to successfully introduce new products and services, such as the ability of its competitive local exchange carrier (CLEC) business, which was initiated in 2002 in the City of Redwood Falls, MN, to provide competitive local service in a new market, the Company’s ability to offer bundled service packages on terms attractive to its customers, and the Company’s ability to successfully expand its service offerings geographically.

The Company may not accurately predict technological trends or the success of new products in these markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, the Company does not know whether its products and services will meet with market acceptance or be profitable. Many of the Company’s competitors have greater resources than the Company does. If the Company fails to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, experiences any significant delays in product development or introduction, or if any of the Company’s relationships with its vendors are negatively impacted, the Company’s business, operating results and financial condition could be materially adversely affected.

Shifts in the Company’s product mix may result in declines in operating income.

Possible changes in the demand for the Company’s products and services including lower-than-anticipated-demand for telephone services, reductions in access lines per household or minutes of use volume associated with telephone service, migration in technology from circuit switched to IP based technology for services, and for network solutions for the Company’s Telecom segment, may result in lower gross margins and operating profitability. In addition, operating income could decrease based on the amount of new products the Company sells that have lower start-up gross margins than its existing products and services. All of these factors could reduce the Company’s operating income.

Technological advances in the telecommunications industry create increased operating costs.

The telecommunications industry has seen ever increasing technological advances over the past several years. These technological advances increase costs to maintain and improve networks and provided top-end communication products and services that are demanded by the Company’s customer base in order to stay competitive with other companies that offer similar services. Wireless communications, mobile/non-fixed point service and various Internet and satellite communication innovations also create technological competition for us.

Future regulation may result in lower revenues.

The outcome of future regulatory and judicial proceedings pertaining to interconnection agreements and access charge reform may result in greater-than-anticipated reductions in revenues received from federal and state access charges related to long distance traffic. Regulatory rules and policies also may adversely affect the Company’s ability to change its prices for telephone services in response to competitive pressures.

The Company may not generate sufficient funds from operations to fund future liquidity needs.

The Company may not retain a sufficient amount of cash to finance a material expansion of its business, or to fund its operations consistent with past levels of funding in the event of a significant business downturn. In addition, because the Company distributes a portion of available cash to its shareholders in the form of dividends, the Company’s ability to pursue any material expansion of its business, including through acquisitions or increased capital spending, may depend on its ability to obtain financing. There can be no assurance that such financing will be available to the Company, or on acceptable terms.

The Company’s ability to consummate acquisitions and to make payments on its indebtedness will depend on its ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. There can be no assurance that the business will generate sufficient cash flow from operations or that future borrowings will be available to the Company in an amount sufficient to enable payment of indebtedness or to fund other liquidity needs.

A significant amount of cash flow from operations will be dedicated to capital expenditures and debt service. In addition, the Company currently expects to distribute a portion of its cash flow to its stockholders in the form of quarterly dividends. As a result, the Company may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund its operations. In addition, if capital expenditures are reduced, the regulatory settlement payments the Company receives may decline.

A failure in operational systems or infrastructure could impair liquidity, disrupt business, damage the Company’s reputation and cause loss.

Shortcomings or failures in the Company’s internal processes, people or systems could impair its liquidity, disrupt its business, result in liability to customers or regulatory intervention, damage the Company’s reputation or result in financial loss. For example, telephone operations rely on a central switch to complete local and long distance phone calls to various customers. An interruption in the switch operations could lead to interrupted service for customers. In addition, financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Company’s control, thereby adversely affecting its ability to process transactions. Despite the existence of contingency plans, the Company’s ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which these businesses are located.

Unanticipated increases in capital spending, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments.

The Company operates in cash-flow-dependent businesses. Its existing networks require large capitalized up-front investments for growth and maintenance. Its operating expenses in the form of payroll for a highly trained workforce and the maintenance cost of telecommunications networks are also large uses of cash. Its debt service obligation and dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. The risk is from any sudden unanticipated increases in cash outflow. This could alter the Company’s future business plans, which possibly could affect its growth.

Customer payment defaults could have an adverse effect on the Company’s financial condition and results of operations.

As a result of adverse conditions in the communications market, some inter-exchange carriers (IXC’s) have experienced and may continue to experience serious financial difficulties. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If IXC’s experiencing financial problems default on paying amounts owed, the Company may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom the Company expects to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by customers would have an adverse effect on results of operations and financial condition. The Company currently manages this exposure through an allowance for doubtful accounts. An unexpected bankruptcy or default from an IXC may not be fully reserved in the allowance.

The Company’s stock price is volatile.

Based on the trading history of the Company’s common stock and the nature of the market for publicly traded securities of companies in the telecommunications industry, the Company believes that some factors have caused and are likely to continue to cause the market price of its common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time. The factors that may cause such fluctuations include, without limitation:

•	announcements of new products and services by the Company or its competitors;
•	quarterly fluctuations in the Company’s financial results or the financial results of the Company’s competitors or customers;
•	increased competition with the Company’s competitors or among its customers;
•	consolidation among the Company’s competitors or customers;
•	disputes concerning intellectual property rights;
•	the financial health of New Ulm Telecom, Inc., its competitors or its customers;
•	developments in telecommunications regulations;
•	general economic conditions in the U.S. or internationally; and
•	rumors or speculation regarding New Ulm Telecom, Inc.’s future business results and actions.

In addition, stocks of companies in the telecommunications industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of the Company’s common stock.

Changes to the Company’s cellular investment income may occur.

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase Midwest Wireless Holdings, LLC’s (MWH) licenses, customers and network assets for $1.075 billion in cash. In January 2006, the members of MWH approved the transaction and agreed to a merger of MWH with Alltel. Closing of this transaction, which is expected to occur in the first half of 2006, is subject to approval by certain regulators and resolution of certain contingencies. If the transaction is approved, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80,000,000, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing.

Exemption from Regulation under the Investment Company Act of 1940

As a result of the recent significant increase in the value of the Company’s ownership in Midwest Wireless Holdings, L.L.C. (“MWH”), the “value” of the Company’s “investments” (excluding cash and government securities) exceeded 40% of its assets at December 31, 2005. In March 2006, the Board of Directors of the Company adopted a resolution under Rule 3a-2 of the Investment Company Act of 1940 (“1940 Act”), stating that:

(i)	the Company does not intend to be an investment company within the meaning of the Investment Company Act of 1940, and
(ii)	the Company will continue to operate its existing telecommunications business.

The Company’s adoption of this resolution provides a one-year exemption until November 18, 2006 from any requirement that the Company would otherwise have to register as an investment company under the 1940 Act. The Company believes that the pending sale of MWH and the Company’s receipt of cash from its investment in MWH will enable the Company to resolve all issues related to the “transient investment company” status.

If for any reason the sale of MWH does not occur in 2006, the Company may become subject to regulation as an investment company by the Securities and Exchange Commission (SEC) or the SEC could seek to compel the Company to register. Although the Company believes there are other actions that it could take to avoid the need to register, a determination by the SEC or a Court that the Company was required to register as an investment company could have an adverse effect on the Company.

If the Company seeks to secure additional financing, it may not be able to obtain it.

The Company currently anticipates that its available cash resources, which include its credit facilities, existing cash and cash equivalents, will be sufficient to meet its anticipated needs for working capital and capital expenditures to execute its near-term business plan, based on current business operations and economic conditions. If the Company estimates are incorrect and it is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds.

Employee misconduct is difficult to detect and prevent and may have an adverse effect on the Company’s business.

Although the Company has not experienced any significant employee misconduct to date, there have been a number of highly publicized cases with other companies involving fraud or other misconduct by employees in recent years, and the Company may run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the precautions that the Company has taken to prevent and detect this activity may not be effective in all cases.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The three operating telephone companies (New Ulm, Western and Peoples) own central office equipment, which is used to record, switch and transmit telephone calls, as described below.

New Ulm’s host central office equipment was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in three locations: two in New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed central office equipment buildings. In 2005, the Company installed a Tekelec T7000 softswitch that is located in the New Ulm central office.

Western installed Nortel Networks remote central office equipment in 1996. This remote switching equipment utilizes the host switch in New Ulm. Western also has a remote switching site in the city of Sanborn. The equipment at Sanborn is housed within a specially designed central office equipment building.

Peoples’ central office equipment was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. Peoples leases host switching facilities from FiberComm, LC, in which it owns a 25.18% equity interest.

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 5 to the financial statements, found on page 42 - 43 of this document, describes the mortgages and collateral relating to the above referenced properties, while Note 2 to the financial statements, found on page 40 of this document, describes the Company’s depreciation policy.

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

(2)

New Ulm owns a warehouse that is located at 225 20th South Street, New Ulm, Minnesota. The warehouse has 10,800 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction.

(3)

New Ulm owns three remote central office buildings that are located on the north side of New Ulm, the south side of New Ulm, and in Courtland. These buildings contain central office equipment that remote off New Ulm’s main central office equipment.

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

(8)

New Ulm owns three remote equipment office buildings in Redwood Falls, Minnesota that are located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street. These buildings contain central office equipment that remote off New Ulm’s main central office equipment.

(9)

Western owns a building at 22 South Marshall, Springfield, Minnesota. This building contains the business office and central office equipment. This building contains approximately 2,100 square feet of floor space.

(10)	Western owns a building in Sanborn, Minnesota, which contains central office equipment that remotes off Western’s central office equipment.

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

(14)	Peoples owns a building at 133 ½ Main Street, Aurelia, Iowa, that contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(15)	Peoples also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25' Í 100'.

In addition, New Ulm, Western and Peoples own the lines, cables and associated outside physical plant utilized in providing telephone and cable television service in their service areas.

The Phonery owns equipment leased to subscribers such as telephone sets and other similarly used instruments.

Item 3.	Legal Proceedings

As of March 20, 2006, there was no material litigation pending or threatened involving the Registrant or any of its subsidiaries in any court, nor are there any proceedings known to be contemplated by governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securites

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “NULM.” The table below sets forth the approximate high and low bid prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock

	High	Low

2005:
1st quarter	$9.50	$8.50
2nd quarter	$9.50	$8.50
3rd quarter	$17.95	$9.75
4th quarter	$18.85	$16.55

2004:
1st quarter	$9.85	$8.90
2nd quarter	$9.75	$8.50
3rd quarter	$9.75	$8.25
4th quarter	$9.50	$8.50

Record Holders

As of March 20, 2006, there were approximately 1,321 holders of record of the Company’s common stock.

Dividends

Dividends were declared in 2005, 2004 and 2003.

Dividends were $.34 per share in 2005, $.33 per share in 2004 and $.33 per share in 2003. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. There are security and loan agreements underlying CoBank, ACB notes that contain certain restrictions on distributions to stockholders and investment in, or loans to, others.

Item 6.	Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31

	2005	2004	2003	2002	2001

Operating Revenues	$17,344,837	$15,100,567	$15,841,037	$14,334,243	$13,334,822

Operating Expenses	13,071,656	12,468,846	11,867,260	10,753,858	9,406,647

Operating Income	4,273,181	2,631,721	3,973,777	3,580,385	3,928,175

Other Income	5,112,117	2,964,020	2,393,527	3,043,946	810,702

Income Taxes	3,925,246	2,303,392	2,554,550	2,634,350	1,970,639

Net Income	5,460,052	3,291,749	3,812,754	3,989,981	2,768,238

Basic and Diluted Net Income Per Share	1.07	.64	.75	.78	.54

Dividends Per Share	.34	.33	.33	.33	.33

Selected Balance Sheet Data:

	Year Ended December 31

	2005	2004	2003	2002	2001

Current Assets	$4,273,791	$4,679,446	$5,459,456	$5,226,671	$7,202,902

Current Liabilities	4,917,710	4,452,826	4,214,536	5,369,847	3,010,930

Working Capital	(643,919)	226,620	1,244,920	(143,176)	4,191,972

Total Assets	55,303,909	53,835,368	53,330,534	53,311,383	42,851,780

Long-Term Debt	15,114,426	17,630,413	20,145,630	22,667,091	17,566,666

Stockholders’ Equity	31,545,651	27,824,338	26,238,457	24,130,220	21,844,756

Book Value Per Share	6.17	5.44	5.13	4.72	4.27

All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. Such forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1a of this Form 10-K.

Results of Operations for 2005, 2004 and 2003

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

Consolidated Results of Operations

2005 Compared to 2004

•	2005 consolidated revenues were $17,345,000, compared with $15,101,000 in 2004, an increase of $2,244,000 or 14.9%.

The Telecom segment showed decreased local network revenue of approximately $88,000. This decrease was due to declining access lines as customers increasingly utilized their wireless phones and as customers drop second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform. With DSL, one access line allows customers to use their phone and be connected to the Internet at the same time.

The Telecom segment experienced increases in its operating revenues resulting from access revenue adjustments to prior years’ estimates. The adjustments to the prior years’ estimates were due to interstate settlement adjustments from the National Exchange Carrier Association (NECA), resulting from changes in expense and plant investment levels relating to operating results, cost separation procedures, and rate of return experience. The Telecom segment also experienced increases in unregulated revenues for video and Internet services due to an increase in customers. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates.

The Company believes, despite the negative industry trends, that the revenues in the Telecom Segment will experience future growth. The Company expects growth to be realized due to new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Company also expects that the continued marketing of service bundles, which offer customers discounts for subscribing to multiple services, will help retain current customers and attract new customers. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has made significant investments in its infrastructure, which has allowed it to enhance its local network so that it can offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued investment in its infrastructure will allow it to continue to offer its customers new technologies as they emerge, and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth. The Telecom segment invested $2,318,000 in its infrastructure in 2005, which allowed it to enhance its local network, and offer new services to its subscribers.

The Cellular segment experienced a $14,000 decrease in revenues due to a decrease in its sales and service revenues of cellular phones and accessories. The Phonery segment had no significant change.

•

2005 consolidated operating expenses were $13,072,000, compared with $12,469,000 in 2004, an increase of $603,000 or 4.8%. The Telecom segment had a $583,000 increase, which related to expenses from an increase in the number of customers subscribing to Internet and video services and the continued growth of CLEC services in Redwood Falls, Minnesota. The increase also reflected additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communications services and to provide exceptional customer service for the Company’s complete array of products and services in the communities that it serves. The Cellular segment had a $17,000 decrease in expense due to the decrease in cellular phone and accessory sales. The Phonery segment expenses had no significant change.

•

2005 consolidated net income was $5,460,000 compared with $3,292,000 in 2004. The increase in consolidated net income was $2,168,000 or 65.9%. This increase was primarily attributed to increases in the Company’s operating revenues, in particular increases in network access revenue and revenue in its non-regulated offerings, such as DSL and video services, and an increase in cellular equity investment and other investment income, partially offset by an increase in operating expenses and an increase in interest expense due to rising interest rates.

2004 Compared to 2003

•

2004 consolidated revenues were $15,101,000, compared with $15,841,000 in 2003, a decrease of $740,000 or 4.7%. The Telecom segment experienced decreases in its operating revenues resulting from access revenue reductions. These access revenue reductions reflected the continued decline in access minutes of use, reduced access rates, a decrease in settlements from the NECA and a revenue reduction relating to Qwest disputed billings. Due to this ongoing dispute, network access revenues were decreased by $408,952 in June 2004. This represents an adjustment for recognized revenues since 1995 (the start of the dispute). The billing dispute with Qwest is ongoing and management believes it has taken an appropriately conservative approach to the recording of Qwest revenues so that the Company does not expect significant future downward revenue adjustments for this dispute. A decrease in NECA settlements was attributed to the parent company, New Ulm Telecom, Inc. NECA settlements for the parent are based on the actual costs to provide service. In 2004 these settlements decreased approximately $375,000 due to a decline in central office switching and circuit equipment costs allocated to the interstate jurisdiction. The Telecom segment invested $3,004,000 in its infrastructure in 2004, which allowed it to enhance its local network, offer new services to its subscribers and expand its service territory to Redwood Falls, Minnesota. The Cellular segment experienced an increase in revenues due to an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment had no significant change.

•

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

•

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

Results of Operations by Business Segment

Telecom Segment

Telecom Segment revenues represented 87.4% of 2005 consolidated operating revenues before intercompany eliminations. Revenues are primarily earned by providing approximately 16,700 customers access to the local networks of its ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, providing Internet services and video services to its subscribers. The Telecom segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total Telecom segment revenues have increased 10.3% since 2003. All information contained in this table is before intercompany eliminations.

	2005	2004	2003

Operating Revenues:
Local Network	$4,127,704	$4,214,489	$3,971,606
Network Access	7,136,550	5,144,664	6,828,229
Other	4,775,972	4,446,926	3,746,194

Total Operating Revenues	16,040,226	13,806,079	14,546,029

Operating Expenses, Excluding Depreciation and Amortization	8,708,603	7,978,010	7,350,735
Depreciation and Amortization Expenses	4,050,406	4,197,752	4,212,007

Total Operating Expenses	12,759,009	12,175,762	11,562,742

Operating Income	3,281,217	1,630,317	2,983,287

Net Income	1,587,568	699,932	1,660,726

Capital Expenditures	$2,317,737	$3,004,263	$4,132,108

Total Telecom segment revenues increased $2,234,147 or 16.2% in 2005 over 2004 and decreased $739,950 or 5.1% in 2004 over 2003.

Local network revenue decreased in the Telecom segment by $87,000 or 2.1% in 2005 over 2004 and increased $243,000 or 6.1% in 2004 over 2003. The number of access lines served decreased 1.8% in 2005 over 2004, as compared to an increase of 1.5% in 2004 over 2003. The decrease in access lines in 2005 was primarily due to the decreased demand for access lines as DSL service became available to a greater portion of the Company’s service areas and as the Company’s customers increasingly selected Internet services at higher speeds than is available through traditional dial-up service. DSL is used to provide both traditional voice connectivity and access to high-speed Internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing Internet service. The decrease is also attributed to an increasing number of customers who only subscribe to wireless service. The decrease in access lines in 2005 were buffered by growth in the segment’s CLEC in Redwood Falls. The local network access revenue increase in 2004 was primarily due to the increase in access lines in the segment’s CLEC. Access line growth in the Redwood Falls CLEC was 2.2% for 2005 over 2004 and 15.4% for 2004 over 2003. Growth in the segment’s basic voice service revenue for CLEC customers accounted for approximately $6,000 and $51,000 of the 2005 and 2004 increases in local network revenue, respectively. In addition, charges for the regulated voice portion of DSL service were responsible for $20,000 of the 2005 decrease, due to reduced tariff rates, and for $169,000 of the 2004 increase in local network revenues, respectively. Overall, the decrease in revenue was minimized by the success of the promotion and packaging of vertical services, most notably, DSL, and focused marketing to potential customers. The Telecom segment has also entered into a number of interconnection agreements with wireless providers, which allows these providers access to its customers at the local service level. The interconnection agreements provided constant local network revenues for 2005 over 2004 and increased local network revenues by $36,000 for 2004 over 2003.

Network access revenue increased $1,992,000 or 38.7% in 2005 over 2004 and decreased $1,684,000 or 24.7% in 2004 over 2003. Access minutes in 2005 decreased by 3.7% over 2004 and in 2004 decreased by 1.6% over 2003. The revenue increase in 2005 was due to upward settlement adjustments as a result of changes to prior years’ estimated cost study results. The decrease in 2004 was partially the result of a reduction in the recognition of revenues due to a billing dispute with Qwest and an overall decrease in minutes of use and the negative effects of network access pricing, a common industry trend. Overall, the industry trend of decreasing minutes of use experienced by the Company was partially offset in the Telecom Segment by the increase in minutes of use generated by the CLEC activities in Redwood Falls. The continued utilization of the

Internet (e-mail, voice-over-IP) and wireless services will likely erode any potential increases in the volume of switched access minutes of use, likely contributing to future decreases in network access revenues. The Telecom segment has invested approximately $9,500,000 in capital expenditures since 2003. These capital expenditures, which have enhanced this segment’s infrastructure, allowed New Ulm, Western, and Peoples to receive additional settlements from the NECA in previous years. However, in 2004, the parent company, New Ulm Telecom, Inc. had a decrease in its NECA settlements due to a decline in central office switching and circuit equipment costs allocated to the interstate jurisdiction in its estimated cost study. New Ulm, Western, and Peoples are eligible for high-cost loop and safety net universal service funding. In 2004, the Telecom segment saw a decrease of $327,000 in the receipt of this funding compared to 2003. In June 2004, the Telecom segment recognized a $409,000 reduction in revenues due to the ongoing access billing dispute with Qwest, an interexchange carrier that provides long distance service. The dispute relates to the use of estimated terminating traffic and the related access charges. The Company’s reserves conservatively reflect its current expectations regarding the resolution of this pending matter.

Other operating revenues increased $329,000 or 7.4% in 2005 over 2004 and increased $701,000 or 18.7% in 2004 over 2003. Due to the infrastructure enhancements that have taken place since 2000, the Telecom Segment offers video and Internet services over the existing infrastructure. The video product was responsible for $212,000 of increased revenues in 2005 over 2004, as compared to $436,000 of the increase for 2004 over 2003. The Telecom segment provided additional Internet revenues of $174,000 in 2005 over 2004, and $256,000 in 2004 over 2003, primarily from the high-speed Internet portion of DSL service.

Operating expenses, excluding depreciation and amortization, increased $730,000 or 9.2% in 2005 over 2004 and $627,000 or 8.5% in 2004 over 2003. Increases in the cash operating expenses for the CLEC activity in Redwood Falls accounted for $22,000 of the total increases in 2005 over 2004 and $114,000 in 2004 over 2003. Cash operating expenses have increased due to the continued growth of CLEC operations in Redwood Falls, Minnesota and the increasing array of services offered, such as video and DSL, that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving its best service, attitude and consideration. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, Minnesota in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment.

Depreciation and amortization expenses decreased $147,000 or 3.5% in 2005 over 2004 and decreased $14,000 or 0.3% in 2004 over 2003. Depreciation expense was the main cause of the decreases. The decreases were due to certain long-lived assets that have become fully depreciated, while the Company continues to make investments in the Telecom segment’s infrastructure.

The Telecom segment capital expenditures for 2005 and 2004 were $2,317,737 and $3,004,000. Construction projects for 2005 included the installation of a soft-switch and the continued build out of facilities to provide video and DSL in the rural areas surrounding New Ulm. The single largest construction project for 2004 consisted of building out facilities to provide video and DSL in the rural areas surrounding New Ulm. The segment’s capital budget for 2006 is approximately $3,235,000.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH at year-end 2005, 2004, and 2003. The operating income from sales of cellular phones and accessories continues to generate revenue through cellular sales and cellular activation commissions. The Cellular segment receives commissions from MWH for subscribing customers to its service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to MWH’s cellular phone service. Cellular investment revenues and operating income continue to grow as MWH adds customers. MWH acquired additional properties in Iowa in 2003 that diluted the Company’s ownership from 9.92% to 9.88% at year-end.

The operating revenues from sales of cellular phones and accessories, and activation commissions decreased by $13,775 or 2.9% in 2005 over 2004, and increased $142,368 or 42.0% in 2004 over 2003. The 2005 decrease was primarily the result of decreasing cellular activation commissions. The 2004 increase primarily resulted from the commissions the Company received due to its success in selling MWH service. In 2005, Cellular investment income increased $2,307,000 or 67.1% over 2004 and increased $725,000 in 2004 over 2003. The 2005 and 2004 increases were the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options.

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

	2005	2004	2003

Proportionate Method:
Operating Revenues	24,597,445	20,801,884	17,830,689

Operating Expenses, Excluding Depreciation and Amortization	14,790,310	13,686,818	11,766,583
Depreciation and Amortization Expenses	3,082,000	2,949,522	2,270,044

Total Operating Expenses	17,872,310	16,626,340	14,036,627

Operating Income	6,725,135	4,165,544	3,794,062

Net Income	$5,742,935	$3,436,159	$2,710,717

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH, is contained in the following table.

	2005	2004	2003

Operating Revenues:	$467,438	$481,213	$338,845

Operating Expenses, Excluding Depreciation and Amortization	337,278	354,067	221,202
Depreciation and Amortization Expenses	—	—	—

Operating Income	130,160	127,146	117,643

Interest Expense	(118,661)	(83,764)	(86,229)
Cellular Investment Income	5,742,935	3,436,159	2,710,717

Net Income	$3,368,070	$2,071,371	$1,632,391

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase Midwest Wireless Holdings, LLC’s (MWH) licenses, customers and network assets for $1.075 billion in cash. In January 2006, the members of MWH approved the transaction and agreed to a merger of MWH with Alltel. Closing of this transaction, which is expected to occur in the first half of 2006, is subject to approval by certain regulators and resolution of certain contingencies. If the transaction is approved, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80,000,000, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing. If the transaction is approved and closes, the Company can not predict what effect that would have on cellular phone sales and commissions.

Phonery Segment

The Phonery Segment represented 10.0% of 2005 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and re-sells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communications to end-user customers. All information contained in this table is before intercompany eliminations.

	2005	2004	2003

Operating Revenues	$1,837,571	$1,848,741	$1,876,984

Operating Expenses, Excluding Depreciation and Amortization	914,404	901,423	927,239
Depreciation and Amortization Expenses	61,363	73,060	76,898

Total Operating Expenses	975,767	974,483	1,004,137

Operating Income	861,804	874,258	872,847

Net Income	504,414	520,446	519,637

Phonery revenues decreased $11,000 or 0.6% in 2005 over 2004 and decreased $28,000 or 1.5% in 2004 over 2003. In 2005, the Phonery segment had a decrease in sales, service and installation revenues of approximately $15,000 and a decrease in the resale of long distance toll revenues of approximately $5,000. These decreases were partially offset by an increase of approximately $9,000 in leased network capacity. In 2004, the Phonery segment had an increase in sales, service and installation revenues of approximately $120,000. This increase was more than offset by a decrease in the resale of long distance toll revenues of approximately $35,000 and a decrease of approximately $113,000 in leased network capacity revenues. The decrease in leased network capacity network revenues included a June 2004 decrease of $19,745 related to the Qwest dispute.

Operating expenses, excluding depreciation and amortization increased $13,000 or 1.4% in 2005 over 2004, and decreased $26,000 or 2.8% in 2004 over 2003. In 2005, the increase in operating expenses was primarily due to an increase in cost of goods sold. In 2004, the decrease in operating expenses related primarily to the changes in the expenses associated with the resale of long distance. The Phonery segment continues striving for cost efficiencies and continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $12,000 or 16.0% in 2005 over 2004 and decreased $4,000 or 15.0% in 2004 over 2003. The decreases were attributable to decreased depreciation expense, as some of the segment’s older equipment has become fully depreciated.

Other Income and Interest Expense

Interest expense increased $229,000 in 2005 over 2004 and decreased $13,000 in 2004 over 2003. The 2005 increase resulted from increasing interest rates on the Company’s debt. The 2004 decrease can be attributed to continued reduction of amounts outstanding and historically low interest rates on the Company’s debt. The CoBank, ACB loan weighted average interest rate is partially variable and partially fixed, and was 5.31% at December 31, 2005, 3.95% at December 31, 2004 and 2.62% at December 31, 2003.

Interest income increased approximately $42,000 in 2005 over 2004 and decreased $15,000 in 2004 over 2003. The 2005 increase was the result of increased interest rates and interest on refunds. The decrease in 2004 was primarily due to historically low interest rates on invested funds.

Other investment income increased $24,000 in 2005 over 2004, as compared to a decrease of $157,000 in 2004 over 2003. Included in other income was the Company’s 25.18% equity ownership in FiberComm, LC. The Company recorded a $137,000 loss from FiberComm, LC in 2005 and a $142,000 loss in 2004. Also included in other investment income was the patronage credit the Company earns from CoBank, ACB as part of its debt agreements with CoBank, ACB. The patronage earned in 2005 was $189,000, as compared to $184,000 in 2004.

Liquidity and Capital Resources

Cash Flows from Operations

Cash generated by operations for the year ended December 31, 2005 was $6,487,000 as compared to $7,819,000 in 2004 and $8,110,000 in 2003.

The 2005 decrease was driven primarily by an increase in undistributed earnings in the Company’s cellular investment, a reduction in deferred income taxes, and reduction in receivables for 2005 as compared to 2004. In 2004, the Company had overpayment of taxes in its receivables.

The 2004 decrease was primarily the result of an increase in undistributed earnings in the Company’s cellular investment and a reduction in deferred income taxes, offset by an increase in accounts payable for 2004 as compared to 2003.

Cash generated by operations continues to be the Company’s primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. At December 31, 2005, the Company had working capital deficit of $644,000 as compared to working capital of $227,000 at December 31, 2004. Cash and cash equivalents at December 31, 2005 were $2,706,000 as compared to $2,739,000 at December 31, 2004.

Cash Flows from Investing Activities

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. Additions to property, plant and equipment were $2,318,000 in 2005, $3,004,000 in 2004 and

$4,132,000 in 2003. The 2005, 2004, and 2003 additions were financed through cash flows from operations.

Cash Flows Used In Financing Activities

In 2005 cash was used to repay $2,515,987 of long-term debt and to distribute $1,738,739 in dividends to shareholders. In 2004 cash was primarily used to repay $2,515,217 of long-term debt and to distribute $1,704,466 in dividends to shareholders. In 2003 cash was used to repay $2,521,461 of long-term debt and to distribute $1,704,517 in dividends to shareholders.

Dividends

The Company paid dividends of $1,738,739 in 2005, $1,704,466 in 2004, and $1,704,517 in 2003. This represented a dividend of $.34 per share for 2005 and $.33 per share for 2004 and 2003. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. Paying dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Share Repurchase

During the first quarter of 2004, the Company repurchased 150 shares of its common stock at $9.35 per share in a private transaction. The repurchase was made pursuant to the default provisions of a loan agreement between the Company and a former non-executive officer employee. The Company repurchased no shares in 2003 or 2005. At this time, the Company does not anticipate any significant share repurchases in 2006 and the Board of Directors has not authorized a share repurchase program..

Long Term Obligations

The Company’s long-term obligations consist primarily of debt issued from CoBank, ACB. In December, 2001, the Company refinanced its revolving credit facilities with CoBank, ACB with a $15 million term loan and a reducing revolving credit facility of $10 million (total debt outstanding under both facilities at December 31, 2001 was $17,566,666). Interest on both CoBank, ACB loans is variable based on CoBank ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. The variable interest rates on both CoBank, ACB loans were 6.11% at December 31, 2005 and 3.95% at December 31, 2004. The 30-day fixed interest rates on both CoBank, ACB loans were 5.31% at December 31, 2005. In October 2005, the Company began 30-day fixing a portion of its long-term debt in order to mitigate the effects of rising interest rates. The Company also has an unsecured loan in the amount of $178,246, with the City of Redwood Falls, Minnesota that bears interest at 5%.

The following table details the Company’s contractual obligations, along with the cash principle payments due each period (excluding interest expense) as of December 31, 2005.

	Principal Payment Due by Period

			2007 to	2010 to	2012 and
	Total	2006	2009	2011	after

Contractual Obligations:
Long-Term Debt:
CoBank, ACB Reducing Revolving Credit Facility	$9,000,000	$1,500,000	$4,500,000	$3,000,000	$0
CoBank, ACB Reducing Revolving Credit Facility	6,000,000	1,000,000	3,000,000	2,000,000	0
Unsecured Note Payable	114,426	16,796	55,665	41,965	0

Totals	$15,114,426	$2,516,796	$7,555,665	$5,041,965	$0

Liquidity Outlook

The Company’s short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to its credit facilities; (ii) capital expenditures; (iii) working capital requirements as may be needed to support the growth of its business; (iv) dividend payments on its common stock; and (v) potential acquisitions.

The Company’s primary sources of liquidity for the year ended December 31, 2005 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2005, the Company had a working capital deficit of $643,919. This deficit is the result of a decrease in current assets, primarily income taxes receivable, and an increase in current liabilities, primarily income taxes payable. The Company expects that it will have positive working capital at the end of 2006 due to the anticipated sale of MWH.

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit. The Company believes its debt to total capital proportions of 30 to 70 percent will be adequate for the foreseeable future.

Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends, for at least the next twelve months.

Effects of Inflation

It is the opinion of management that the effects of inflation on operating revenues and expenses over the past three years have not been significant. Management anticipates that this trend will continue in the near term.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparing the financial statements. The Company considers the accounting policies described below to be the most critical accounting policies because these policies are impacted significantly by estimates it makes. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Valuation of Long-Lived Assets:

The Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of its long-lived assets, thereby requiring us to write down the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. The Company has reviewed its long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

Valuation of Goodwill:

The Company has goodwill on its books related to prior acquisition of telephone properties and acquisition of ownership interests in MWH. The Company is required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. The Company tested goodwill for impairment and concluded that no impairment charge on its existing goodwill was necessary as of December 31, 2005, nor has it recorded impairment charges for goodwill in prior years.

Depreciation of Property, Plant and Equipment

The Company uses the group life method to depreciate the assets of its telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. The Company periodically reviews data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to its depreciation rates. The Company has not made any changes to the lives of assets resulting in a significant impact in the three year period ended December 31, 2005.

Revenue Recognition:

The Company recognizes revenue when services are rendered. The majority of the Company’s revenues are earned from providing services to its customers and providing access to its network to inter-exchange carriers.

Revenues earned from the Company’s customers come primarily from connection to its local network, cable television services, and Internet services (both dial-up and high-speed DSL). Revenues for these services provided to the Company’s customers are billed based on set rates for monthly service or based on the amount of time the customer is utilizing the Company’s facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from allowing inter-exchange carriers access to the Company’s network are based on utilization of the network by the carriers as measured by minutes of use of the network by the individual carriers billed at tariffed access rates for both interstate calls and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western and Peoples settle based on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued up subsequent to December 31. Management believes the estimates included in the preliminary cost study are reasonable. The Company cannot predict the future impact that industry changes will have on interstate access revenues in 2006.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

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

Recently Issued Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. SFAS 155 is to be applied prospectively and is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates, as its long-term debt is based on a national variable rate and a fixed rate based on the Company’s leverage ratio. If interest rates for the portion of the Company’s long-term debt based on variable rates, which ranged between 3.90% and 6.11%, had averaged 10% more for the entire year ended December 31, 2005, the Company’s interest expense would have increased approximately $61,000 in 2005. In October 2005, the Company began converting a portion of its variable-rate debt to short-term fixed rate debt to mitigate its exposure to rising interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota Corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited liability company, the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $20,968,727 and $17,685,547 as of December 31, 2005 and 2004, respectively, and the equity in its net income was $5,742,935, $3,436,159 and $2,710,717 for each of the three years in the period ended December 31, 2005. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ KIESLING ASSOCIATES LLP

West Des Moines, Iowa
February 10, 2006, except for Note 3, for which
the date is March 7, 2006

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

CURRENT ASSETS:
Cash and Cash Equivalents	$2,706,764	$2,739,389
Receivables, Net of Allowance for Doubtful Accounts of $205,000 and $136,069	1,057,174	995,393
Income Taxes Receivable	—	422,179
Materials, Supplies, and Inventories	252,068	263,183
Prepaid Expenses	257,785	259,302

Total Current Assets	4,273,791	4,679,446

INVESTMENTS AND OTHER ASSETS:
Cellular Investments (Note 3)	20,968,727	17,685,547
Goodwill and Intangibles (Note 4)	3,240,285	3,242,338
Other Investments	1,555,527	1,608,284

Total Investments and Other Assets	25,764,539	22,536,169

PROPERTY, PLANT AND EQUIPMENT (Note 2):
Telecommunications Plant	58,827,850	56,414,779
Other Property	2,698,413	2,613,121
Video Plant	2,486,188	2,362,964

Total Property, Plant and Equipment	64,012,451	61,390,864
Less Accumulated Depreciation	38,746,872	34,771,111

Net Property, Plant and Equipment	25,265,579	26,619,753

TOTAL ASSETS	$55,303,909	$53,835,368

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,516,796	$2,515,987
Accounts Payable	972,150	1,328,386
Accrued Income Taxes	673,994	—
Other Accrued Taxes	78,817	77,338
Other Accrued Liabilities	675,953	531,115

Total Current Liabilities	4,917,710	4,452,826

LONG-TERM DEBT, Less Current Portion (Note 5)	12,597,630	15,114,426

NONCURRENT LIABILITIES
Loan Guarantee (Note 11)	375,000	375,000
Income Taxes (Note 6)	5,867,918	6,068,778

Total Noncurrent Liabilities	6,242,918	6,443,778

STOCKHOLDERS’ EQUITY:

Preferred Stock - $1.66 Par Value; 10,000,000 Shares Authorized; 0 Shares Issued and Outstanding	—	—

Common Stock - $1.66 Par Value; 90,000,000 and 90,000,000 Shares Authorized; 5,115,435 and 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Retained Earnings	23,019,926	19,298,613

Total Stockholders’ Equity	31,545,651	27,824,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,303,909	$53,835,368

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

OPERATING REVENUES:
Local Network	$4,033,900	$4,121,991	$3,821,522
Network Access	7,107,497	5,115,844	6,782,834
Directory Advertising, Billing and Other Services	488,656	509,209	521,834
Video Services	2,011,841	1,799,860	1,363,867
Internet Services	1,275,077	1,102,390	939,699
Other Nonregulated Services	2,427,866	2,451,273	2,411,281

Total Operating Revenues	17,344,837	15,100,567	15,841,037

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	2,285,473	1,973,600	1,994,538
Cost of Video Services	1,472,020	1,320,658	1,009,461
Cost of Internet Services	576,557	491,093	499,004
Cost of Other Nonregulated Services	1,221,717	1,233,432	1,162,640
Depreciation and Amortization	4,111,769	4,270,812	4,288,905
Selling, General and Administrative	3,404,120	3,179,251	2,912,712

Total Operating Expenses	13,071,656	12,468,846	11,867,260

OPERATING INCOME	4,273,181	2,631,721	3,973,777

OTHER INCOME (EXPENSES):
Interest Expense	(799,394)	(570,892)	(583,971)
Interest and Dividend Income	74,475	32,418	47,793
Interest During Construction	8,259	4,197	—
Equity Earnings in Cellular Partnership	5,742,935	3,436,159	2,710,717
Other Investment Income	85,842	62,138	218,988

Total Other Income (Expenses)	5,112,117	2,964,020	2,393,527

INCOME BEFORE INCOME TAXES	9,385,298	5,595,741	6,367,304

INCOME TAXES	3,925,246	2,303,992	2,554,550

NET INCOME	$5,460,052	$3,291,749	$3,812,754

BASIC AND DILUTED NET INCOME PER SHARE	$1.07	$0.64	$0.75

DIVIDENDS PER SHARE	$0.34	$0.33	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Retained Earnings

	Shares	Amount

BALANCE on December 31, 2002	5,115,585	$8,525,975	$15,604,245

Net Income			3,812,754
Dividends			(1,704,517)

BALANCE on December 31, 2003	5,115,585	8,525,975	17,712,482

Retired Stock	(150)	(250)	(1,152)
Net Income			3,291,749
Dividends			(1,704,466)

BALANCE on December 31, 2004	5,115,435	8,525,725	19,298,613

Net Income			5,460,052
Dividends			(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,460,052	$3,291,749	$3,812,754
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	4,111,769	4,270,812	4,288,905
Undistributed Earnings of Cellular Investment	(3,283,180)	(2,530,532)	(1,762,886)
Deferred Income Taxes	(200,860)	824,815	1,592,316
Deferred Investment Tax Credits	—	(3,165)	(3,543)
Changes in Assets and Liabilities:
Receivables	360,398	1,231,775	(22,855)
Inventories	11,115	73,775	165,357
Prepaid Expenses	1,517	12,414	(87,965)
Accounts Payable	(794,041)	726,508	71,771
Accrued Income Taxes	673,994	—	—
Other Accrued Taxes	1,479	2,150	7,346
Other Accrued Liabilities	144,838	(81,437)	48,364

Net Cash Provided By Operating Activities	6,487,081	7,818,864	8,109,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment, Net	(2,317,737)	(3,004,263)	(4,132,108)
Redemption of Notes Receivable, Net of Investment	—	(3,367)	674,037
Other, Net	52,757	(52,195)	(138,193)

Net Cash Used In Investing Activities	(2,264,980)	(3,059,825)	(3,596,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,515,987)	(2,515,217)	(2,521,461)
Retired Stock	—	(1,402)	—
Dividends Paid	(1,738,739)	(1,704,466)	(1,704,517)

Net Cash Used In Financing Activities	(4,254,726)	(4,221,085)	(4,225,978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,625)	537,954	287,322

CASH AND CASH EQUIVALENTS at Beginning of Year	2,739,389	2,201,435	1,914,113

CASH AND CASH EQUIVALENTS at End of Year	$2,706,764	$2,739,389	$2,201,435

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

Investments and Other Assets

Investments in a Midwest Wireless Holdings, L.L.C. (MWH) and FiberComm, LC are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses, because management of the Company believes they have the ability to significantly influence the operating and financial policies of these companies.

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions and equity method investments over the fair value of the net assets acquired. Goodwill is reviewed annually for possible impairment. In its reviews, the Company has determined that goodwill is not impaired. Intangible assets with definite lives continue to be amortized.

Revenue Recognition

Revenues are recognized when earned. Local network, video and Internet revenues are recognized over the period a subscriber is connected to the network. Interstate access revenues are based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Interest During Construction

The Company includes in its telecommunications plant account an average cost of debt used for the construction of the plant.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes and Investment Tax Credits

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant, and equipment due to the use of accelerated depreciation methods for tax purposes and partnerships due to the difference between book and tax income. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. Deferred investment tax credits were fully amortized at December 31, 2004.

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

Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,435 for 2005, 5,115,435 for 2004, and 5,115,585 for 2003. All per share data has been restated to reflect the three-for-one stock split effective January 10, 2002.

Reclassifications

The consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries include the following three segments: (i) Telecom Segment, (ii) Cellular Segment, (iii) Phonery Segment. All intercompany activities have been eliminated from the consolidated financial statements.

Beginning in the first quarter quarter 2004, New Ulm Telecom, Inc. and its subsidiaries reported business segments of New Ulm Telecom, Western Telephone, Peoples Telephone, New Ulm Phonery, and Cellular on the basis of functionality. The new basis of segment reporting reflects the integration of New Ulm Telecom, Inc.’s management, sales, service and support functions in the three areas of Telecom, Cellular, and Phonery, as well as reflecting the level at which management reviews and makes resource allocation and other management decisions regarding the operation of the Company. All segment information reported in 2003 has been reclassified to conform to the new presentation. These reclassifications had no impact on previously reported consolidated operating income, net income or stockholders’ equity. See note 12 on page 45, for segment information.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for December 31, 2005 and 2004 includes the following:

	2005	2004

Telecommunications Plant:
Land	$176,783	$202,912
Buildings	1,915,786	1,912,586
Other Support Assets	3,460,490	3,321,057
Central Office Equipment	27,134,501	25,670,728
Cable and Wire Facilities	25,286,397	24,987,476
Other Plant and Equipment	394,323	320,020
Plant Under Construction	459,570	—

	58,827,850	56,414,779

Other Plant:
Other Property	2,698,413	2,613,121
Video Plant	2,486,188	2,362,964

	5,184,601	4,976,085

Total Property, Plant and Equipment	$64,012,451	$61,390,864

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2005, 2004 and 2003 were 7.0%, 7.2% and 7.6%, respectively. Other property is depreciated over estimated useful lives of three to fifteen years.

NOTE 3 - CELLULAR INVESTMENTS

Cellular investments include a 9.88% ownership interest in units of MWH at December 31, 2005 and 2004. This entity provides cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $4,890,389 as of December 31, 2005, net of accumulated amortization of $156,391.

Cellular investments consist of the following:

	2005	2004

Cost Less Accumulated Amortization	$7,596,308	$7,596,308
Cumulative Income	22,029,756	16,286,821
Cumulative Distributions	(8,657,337)	(6,197,582)

Total	$20,968,727	$17,685,547

Income and cash distributions from MWH were as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Income Recorded	$5,742,935	$3,436,159	$2,710,717
Cash Distributions	2,459,755	905,627	947,831

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CELLULAR INVESTMENTS (Continued)

The following is summarized financial information from MWH as of, and for, the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Current Assets	$33,104,932	$27,685,169	$15,927,067
Noncurrent Assets	362,172,494	366,455,303	360,331,919
Current Liabilities	40,753,598	54,760,003	36,133,737
Noncurrent Liabilities	139,497,300	157,687,473	184,480,187
Members’ Equity	215,026,528	181,692,996	155,645,062
Revenues	264,013,168	220,679,372	179,563,840
Operating Income	73,851,914	44,700,128	38,208,082
Net Income	58,232,113	35,215,044	26,695,403

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase MWH licenses, customers and network assets for $1.075 billion in cash. In January 2006, the members of MWH approved the transaction and agreed to a merger of MWH with Alltel. Closing of this transaction, which is expected to occur in the first half of 2006, is subject to approval by certain regulators and resolution of certain contingencies. If the transaction is approved, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80,000,000, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing.

NOTE 4 - GOODWILL AND INTANGIBLES

At December 31, 2005, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and had determined the goodwill associated with this investment is not impaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of MWH at December 31, 2005 and December 31, 2004. The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2005, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired.

Goodwill and other non-amortizable intangibles consist of the following:

	2005	2004

Included Under the Caption at Year End:
Goodwill and Intangibles	$3,218,906	$3,218,906
Cellular Investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL AND INTANGIBLES (Continued)

Amortizable intangibles consist of the following:

	2005	2004

Balance Beginning of Year	$25,432	$25,484
Intangible amortization	(2,052)	(2,052)

Balance End of Year	$23,380	$24,432

NOTE 5 - LONG-TERM DEBT

Long-term debt is as follows:

	2005	2004

Unsecured ten-year note with the City of Redwood Falls, payable semi-annually (beginning in 2002), at a fixed 5% interest rate, maturing on January 1, 2013.	$114,426	$130,413

Secured ten-year reducing revolving credit facility to CoBank, ACB, ACB in quarterly installments of $250,000 (beginning in 2003), plus a national variable rate of interest through December 20, 2011 (6.11% and 3.95% at December 31, 2005 and 2004).	6,000,000	7,000,000

Secured ten-year reducing revolving credit facility to CoBank, ACB, ACB in monthly installments of $125,000 (beginning in 2002), plus a national variable rate of interest through December 20, 2011 (6.11% and 3.95% at December 31, 2005 and 2004).	9,000,000	10,500,000

	15,114,426	17,630,413
Less amount due within one year	2,516,796	2,515,987

Long-term debt	$12,597,630	$15,114,426

Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with CoBank, ACB. These mortgage notes are to be repaid in equal quarterly and monthly installments, respectively, covering principal and interest beginning in the year after issue and expiring by December 20, 2011.

The security and loan agreements underlying the CoBank, ACB notes contain certain restrictions on distributions to stockholders, investment in, or loans to, others. In addition, the Company is required to maintain certain financial ratios for current assets to current liabilities, net worth to total assets, long-term debt to operating cash flow and debt service coverage. During the years ended December 31, 2005, 2004 and 2003, the specified financial ratios outlined in the loan agreements were achieved.

Principal payments required during the next five years are as follows: 2006 - $2,516,796; 2007 - $2,517,647; 2008 - $2,518,540; 2009 - $2,519,478; and 2010 - $2,520,465.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT (Continued)

Cash payments for interest, net of amounts capitalized, were $779,905, $552,713, and $595,409 in 2005, 2004, and 2003, respectively.

NOTE 6 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2005	2004	2003

Taxes Currently Payable:
Federal	$3,071,148	$985,215	$631,463
State	1,054,958	497,127	334,314
Deferred Income Taxes	(200,860)	824,815	1,592,316
Amortization of Investment Tax Credits	—	(3,165)	(3,543)

Total Income Tax Expense	$3,925,246	$2,303,992	$2,554,550

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2005	2004	2003

Statutory Tax Rate	35.0%	35.0%	35.0%
Effect of:
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal tax benefit	8.3	6.1	5.9
Other, net	(0.5)	1.1	0.2

Effective tax rate	41.8%	41.2%	40.1%

Deferred income taxes reflected in the Consolidated Balance Sheets are summarized as follows:

	2005	2004

Deferred Tax (Assets)/Liabilities:
Depreciation	$4,319,070	$4,392,778
Partnership basis	1,777,792	2,132,406

Other	(228,944)	(456,406)

Total	$5,867,918	$6,068,778

Cash payments for income taxes, net of refunds, were $3,029,933, $737,299, and $1,097,107 in 2005, 2004, and 2003, respectively.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for its employees who meet certain age and service requirements. The Company’s contribution to its 401(k) employee savings plan was $194,036, $197,412 and $190,076 in 2005, 2004 and 2003, respectively.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

It was not practicable to estimate a fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the book value is not impaired at December 31, 2005.

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

New Ulm Telecom, Inc.’s financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

NOTE 9 - COMMITMENTS

The Company’s capital budget for 2006 is approximately $3,235,000, which will be financed through internally generated funds. As of December 31, 2005, the Company has no significant purchase commitments.

NOTE 10 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $525,672, $87,867 and $497,568 during the years ended December 31, 2005, 2004 and 2003, respectively, relating to plant and equipment additions placed in service during 2005, 2004 and 2003, respectively, which are reflected in accounts payable at year end.

NOTE 11 - GUARANTEES

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment and the Phonery Segment. The Telecom Segment consists of the operations of its incumbent local carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide internet and video services. The Cellular Segment includes the sale and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular Segment is recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidated method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s chief operation decision maker reviews the performance of MWH using the proportionate method. The Phonery segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Year Ended December 31, 2005:
Operating Revenues	$16,040,226	$25,064,883	$1,837,571	$(25,597,843)	$17,344,837
Depreciation and Amortization	4,050,406	3,082,000	61,363	(3,082,000)	4,111,769
Operating Expenses, Excluding Depreciation and Amortization	8,708,603	15,127,588	914,404	(15,790,708)	8,959,887

Operating Income	3,281,217	6,855,295	861,804	(6,725,135)	4,273,181
Interest Expense	(680,733)	(1,029,802)	—	911,141	(799,394)
Cellular Investment Income	—	—	—	5,742,935	5,742,935
Other Investment Income	168,576	(71,059)	—	71,059	168,576
Income Taxes	(1,181,492)	(2,386,364)	(357,390)	—	(3,925,246)

Net Income	$1,587,568	$3,368,070	$504,414	$—	$5,460,052

Total Assets	$90,943,813	$52,068,198	$6,066,738	$(93,774,840)	$55,303,909

Capital Expenditures	$2,317,737	$2,844,349	$—	$(2,844,349)	$2,317,737

Year Ended December 31, 2004:
Operating Revenues	$13,806,079	$21,283,097	$1,848,741	$(21,837,350)	$15,100,567
Depreciation and Amortization	4,197,752	2,949,522	73,060	(2,949,522)	4,270,812
Operating Expenses, Excluding Depreciation and Amortization	7,978,010	14,040,885	901,423	(14,722,284)	8,198,034

Operating Income	1,630,317	4,292,690	874,258	(4,165,544)	2,631,721
Interest Expense	(487,128)	(915,760)	—	831,996	(570,892)
Cellular Investment Income	—	—	—	3,436,159	3,436,159
Other Investment Income	98,753	102,611	—	(102,611)	98,753
Income Taxes	(542,010)	(1,408,170)	(353,812)	—	(2,303,992)

Net Income	$699,932	$2,071,371	$520,446	$—	$3,291,749

Total Assets	$86,238,105	$48,743,326	$5,479,967	$(86,626,030)	$53,835,368

Capital Expenditures	$3,004,263	$3,268,404	$—	$(3,268,404)	$3,004,263

Year Ended December 31, 2003:
Operating Revenues	$14,546,029	$18,169,534	$1,876,984	$(18,751,510)	$15,841,037
Depreciation and Amortization	$4,212,007	2,270,044	76,898	(2,270,044)	4,288,905
Operating Expenses, Excluding Depreciation and Amortization	7,350,735	11,987,785	927,239	(12,687,404)	7,578,355

Operating Income	2,983,287	3,911,705	872,847	(3,794,062)	3,973,777
Interest Expense	(497,742)	(801,660)	—	715,431	(583,971)
Cellular Investment Income	—	—	—	2,710,717	2,710,717
Other Investment Income	266,728	(367,914)	53	367,914	266,781
Income Taxes	(1,091,547)	(1,109,740)	(353,263)	—	(2,554,550)

Net Income	$1,660,726	$1,632,391	$519,637	$—	$3,812,754

Total Assets	$83,702,335	$46,071,151	$4,828,940	$(81,271,892)	$53,330,534

Capital Expenditures	$4,132,108	$2,902,985	$—	$(2,902,985)	$4,132,108

Item 8.	(Continued)

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended

	March 31	June 30	September 30	December 31

2005:
Revenues	$3,913,530	$4,341,794	$4,443,309	$4,646,204
Operating Income	585,581	1,074,336	1,094,663	1,518,601
Net Income	1,180,550	1,452,190	1,454,996	1,372,316
Basic and Diluted Net Income per Share	0.23	0.28	0.29	0.27

2004:
Revenues	$3,992,913	$3,549,999	$3,994,630	$3,563,025
Operating Income	812,301	447,769	825,933	545,718
Net Income	981,133	639,300	1,038,402	632,914
Basic and Diluted Net Income per Share	0.19	0.13	0.20	0.12

The revenues, operating income, net income, and basic and diluted net income per share for the three months ended December 31, 2005 experienced increases as compared to the same period in 2004. These increases related to adjustments for estimates for the 2005 cost study, prior period adjustments for the true-up of estimates for the 2003 and 2004 cost studies, the true-up of the overearnings for the 2003/2004 period, and additional revenue and income from increases in customers subscribing to the Company’s video and Internet services.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures, as defined in Exchange Act 13a-15(e), that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely fashion. At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.

The Company has adopted a code of conduct that applies to all officers, directors, and employees. This code of conduct is available on the Company’s website at www.nutelecom.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of the Company’s code of conduct will be posted to the above-referenced website.

Item 11.	Executive Compensation

The Company incorporates by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in its definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in its definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

The Company does not maintain any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

Item 14.	Principal Accounting Fees and Services

The Company incorporates by reference the information contained under the caption “Independent Registered Public Accounting Firm” in its definitive proxy statement for the annual meeting of shareholders to be held May 18, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:

		Pages

	Report of Independent Registered Public Accounting Firm	31

	Consolidated Balance Sheets at December 31, 2005 and 2004	32 - 33

	Consolidated Statements of Income for the Three Years Ended December 31, 2005, 2004 and 2003	34

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2005, 2004 and 2003	35

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2005, 2004 and 2003	36

	Notes to Consolidated Financial Statements	37 - 45

(a) 2.	Consolidated Financial Statement schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	49

	Schedule II – Valuation and Qualifying Accounts	50

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	See “Index to Exhibits”

(b)	Exhibits Required

	See “Index to Exhibits”	71

(c)

Separate financial statements of Midwest Wireless Holdings L.L.C., a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

		51 - 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 2006 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KIESLING ASSOCIATES LLP
West Des Moines, Iowa
February 10, 2006

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

Customer	1/1/05 Beginning Balance	2005 Additions	2005 Recoveries	2005 Write- Offs	12/31/05 Ending Balance

New Ulm	$44,000	$85,697	$53,606	$(83,303)	$100,000
Western	15,000	(162)	7,155	(12,993)	9,000
Peoples	6,000	(313)	713	(400)	6,000

	65,000	85,222	61,474	(96,696)	111,000

Interexchange Carriers

New Ulm	34,000	16,574	—	(13,574)	37,000
Western	37,069	15,931	—	—	53,000

Total	71,069	32,505	—	(13,574)	90,000

	$136,069	$117,727	$61,474	$(110,270)	$205,000

Midwest Wireless
Holdings L.L.C.

Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Midwest Wireless Holdings L.L.C. Index December 31, 2005 and 2004 and 2003

Report of Independent Auditors

To the Board of Managers and Members of
Midwest Wireless Holdings L.L.C.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members’ equity, and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 7, 2006

Midwest Wireless Holdings L.L.C. Consolidated Statements of Financial Position December 31, 2005 and 2004

	2005	2004

Assets
Current assets
Cash and cash equivalents	$2,182,293	$1,174,378
Accounts receivable, less allowance for doubtful accounts of $806,478 and $716,100 in 2005 and 2004, respectively	24,326,774	20,348,616
Inventories	4,979,295	4,385,157
Other current assets	1,616,570	1,777,018

Total current assets	33,104,932	27,685,169

Property, cellular plant and equipment, net	127,416,622	127,835,566
FCC licenses	212,201,696	212,347,514
Goodwill and other intangible assets, net	15,259,285	17,151,736
Investments in cooperatives	7,294,891	9,120,487

Total assets	$395,277,426	$394,140,472

Liabilities and Members’ Equity
Current liabilities
Current portion of long-term debt	$1,188,255	$22,590,500
Revolving loan	2,917,176	—
Accounts payable	10,164,177	7,350,406
Other accrued expenses	18,056,019	16,848,298
Deferred revenue	8,427,971	7,970,799

Total current liabilities	40,753,598	54,760,003

Other liabilities	4,821,349	4,021,692
Long-term debt	115,529,766	138,745,810

Total liabilities	161,104,713	197,527,505

Minority interest	19,146,185	14,919,971

Commitments and contingencies (Notes 8 and 11)

Members’ equity	215,026,528	181,692,996

Total liabilities and members’ equity	$395,277,426	$394,140,472

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C. Consolidated Statements of Financial Position December 31, 2005 and 2004

	2005	2004	2003

Operating revenues
Subscriber service	$193,943,656	$171,410,835	$140,823,140
Roamer service	38,220,125	29,540,968	28,107,407
Other operating revenues	31,849,387	19,727,569	10,633,293

	264,013,168	220,679,372	179,563,840

Operating expenses
Operations and maintenance (exclusive of items shown separately below)	51,283,804	44,906,175	33,987,898
Cost of equipment sold	25,267,051	26,858,490	12,115,073
Home roamer costs	31,841,915	29,485,393	31,280,458
Depreciation	29,083,836	28,140,602	22,593,187
Amortization of intangible assets	2,110,500	1,712,858	267,278
Selling, general and administrative	50,574,148	44,875,726	41,111,864

	190,161,254	175,979,244	141,355,758

Operating income	73,851,914	44,700,128	38,208,082

Other income (expense)
Interest expense	(8,303,958)	(7,584,944)	(7,204,744)
Interest and dividend income	299,262	6,453	2,887
Gain on disposal of FCC licenses	—	2,616,674	—
Other	(233,570)	(59,388)	(61,529)

Total other expense	(8,238,266)	(5,021,205)	(7,263,386)

Minority interest	(7,381,535)	(4,463,879)	(3,494,303)

Income before cumulative effect of change in accounting principle	58,232,113	35,215,044	27,450,393

Cumulative effect of change in accounting principle net of minority interest (Note 2)	—	—	(754,990)

Net income	$58,232,113	$35,215,044	$26,695,403

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C. Consolidated Statements of Changes in Members’ Equity Years Ended December 31, 2005, 2004 and 2003

	Capital Contributions	Accumulated Income	Total Members’ Equity

Balances at December 31, 2002	$84,713,099	$51,786,783	$136,499,882

Issuance of units related to the acquisition of Iowa properties	1,941,468	—	1,941,468

Distributions to members	—	(9,491,691)	(9,491,691)

Net income	—	26,695,403	26,695,403

Balances at December 31, 2003	86,654,567	68,990,495	155,645,062

Distributions to members	—	(9,167,110)	(9,167,110)

Net income	—	35,215,044	35,215,044

Balances at December 31, 2004	86,654,567	95,038,429	181,692,996

Distributions to members	—	(24,898,581)	(24,898,581)

Net income	—	58,232,113	58,232,113

Balances at December 31, 2005	$86,654,567	$128,371,961	$215,026,528

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C. Consolidated Statements of Cash Flows Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities
Net income	$58,232,113	$35,215,044	$26,695,403
Adjustments to reconcile net income to net cash provided by operating activities
Net income allocated to minority interest	7,381,535	4,463,879	3,398,600
Provision for bad debts	1,587,846	1,605,361	1,327,703
Depreciation	29,966,794	28,140,602	22,593,187
Amortization of intangibles	2,110,500	1,712,858	267,278
Gain on disposal of assets	(58,113)	(2,643,653)	(125,277)
Patronage received in form of cooperative stock	(411,666)	(298,301)	(361,318)
Appreciation Rights Plan compensation	2,423,707	1,618,494	1,359,360
Cumulative effect of accounting change	—	—	850,693
Changes in assets and liabilities
Accounts receivable	(5,566,004)	(5,705,896)	(2,434,724)
Inventories	(594,138)	(1,805,514)	(1,168,070)
Other assets	331,606	(475,402)	234,808
Accounts payable	925,333	1,213,435	493,555
Deferred revenue and accrued expenses	1,664,893	3,474,365	(1,179,906)
Other liabilities	(1,624,050)	639,798	1,863,618

Net cash provided by operating activities	96,370,356	67,155,070	53,814,910

Cash flows from investing activities
Acquisition of cellular properties	—	—	(42,780,847)
Payments for property, cellular plant and equipment	(29,748,633)	(33,835,896)	(29,234,491)
Proceeds from the disposal of fixed assets	87,738	359,193	518,573
Proceeds from the disposal of FCC licenses	145,818	2,832,456	—
Purchase of intangible assets	(218,049)	(1,286,877)	—
Redemption of cooperative stock	2,237,262	282,481	421,527

Net cash used in investing activities	(27,495,864)	(31,648,643)	(71,075,238)

Cash flows from financing activities
Proceeds (payments) on revolving loan	2,917,176	—	(25,000,000)
Book overdraft	1,888,438	—	—
Proceeds from long-term debt	146,659,941	—	68,297,657
Payments on long-term debt	(191,278,230)	(25,891,585)	(14,815,075)
Distributions to members	(24,898,581)	(9,167,110)	(9,491,691)
Distribution from subsidiary to minority interest	(3,155,321)	(1,161,720)	(1,209,407)

Net cash (used in) provided by financing activities	(67,866,577)	(36,220,415)	17,781,484

Net change in cash and cash equivalents	1,007,915	(713,988)	521,156

Cash and cash equivalents
Beginning of year	1,174,378	1,888,366	1,367,210

End of year	$2,182,293	$1,174,378	$1,888,366

Supplemental disclosure
Cash paid during the year for interest	$10,500,120	$7,993,662	$8,165,844
Equity units issued for acquisitions	—	—	1,941,468

Noncash investing activities
Equipment acquired under capital leases	—	1,386,246	3,244,433

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

1.	Business Description

Midwest Wireless Holdings L.L.C. (the “Company”) was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications L.L.C.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries, Midwest Wireless Iowa L.L.C. and Midwest Wireless Wisconsin L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less that are readily convertible to cash. The Company has funds on deposit with financial institutions that exceed federally insured limits as of December 31, 2005 and 2004.

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

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

Property, Cellular Plant and Equipment

Property, cellular plant and equipment is stated at its original cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of property, cellular plant and equipment are as follows:

Building and improvements	3–30 years
Other equipment	2–20 years
Communication and network equipment	7–15 years
Vehicles	3 years
Computer equipment	3 years

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

Asset Retirement Obligation

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset for the period from January 1, 1998 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses related to the ARO for the years ended December 31, 2005, 2004 and 2003, were $195,704, $192,748 and $186,161, respectively.

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

The Company periodically reviews customer relationships and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment may have been incurred and any loss is recognized, if necessary, to reduce the carrying value of the customer relationships or long-lived assets to fair value, which is determined using discounted estimated future cash flows.

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

Advertising

Advertising costs are expensed as incurred. Total advertising expenses were $4,108,218, $4,584,877 and $3,310,758 for the years ended December 31, 2005, 2004 and 2003, respectively.

Unit-Based Compensation

The Company accounts for unit-based compensation using the intrinsic value method. Accordingly, compensation cost for unit options granted to employees is measured as the excess, if any, of the fair value of the unit at the date of grant over the amount an employee must pay to acquire the units. Such compensation costs are amortized over the underlying option’s vesting term. No such compensation expense was recognized in the financial statements for the years ended December 31, 2005, 2004 and 2003.

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

	2005	2004	2003

Net income, as reported	$58,232,113	$35,215,044	$26,695,403
Deduct: Total unit-based employee compensation expense determined under fair value based method for all awards	(138,730)	(143,395)	(199,789)

Pro forma net income	$58,093,383	$35,071,649	$26,495,614

For purposes of the pro forma disclosures above, the weighted average fair value per unit option granted in 2005, 2004 and 2003 was $0, $19.48 and $10.67, respectively. The fair value for each option was estimated at the date of grant using the minimum value method with the following weighted average assumptions:

	Fiscal Year

	2005	2004	2003

Dividend yield	7.35%	3.36%	3.46%
Risk-free interest rate	4.29%	4.50%	4.07%
Expected holding period	10 years	10 years	10 years

3.	FCC Licenses, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company ceased amortizing FCC licenses, which provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the FCC licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; and renewals have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of these licenses. As a result, FCC licenses are treated as indefinite-lived intangible assets and are not amortized, but rather are tested annually for impairment. The Company evaluates the useful life determination for FCC licenses each reporting period in order to determine whether events and circumstances continue to support an indefinite life.

The Company completed the required annual impairment assessments of its FCC licenses and goodwill on December 31, 2005 and 2004, and determined that there were no impairments.

On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated the excess purchase price over the fair value of the net assets acquired, including identifiable intangible assets, to goodwill. As a result of this acquisition, $9,426,669 of goodwill was recorded.

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

Indefinite-lived intangible assets consist of the following at December 31:

	2005	2004

FCC licenses	$222,115,094	$222,260,912
Less: Accumulated amortization	(9,913,398)	(9,913,398)

	$212,201,696	$212,347,514

The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2005, are as follows:

	Goodwill	FCC Licenses

Balances as of December 31, 2003	$9,426,669	$212,093,566

Assets acquired or finally allocated during the year	18,321	395,363
FCC License sold or disposed of during the year	—	(141,415)

Balances as of December 31, 2004	9,444,990	212,347,514

FCC License sold or disposed of during the year	—	(145,818)

Balances as of December 31, 2005	$9,444,990	$212,201,696

Definite-lived intangible assets consist of the following at December 31:

	2005	2004

Customer relationships	$9,904,931	$9,686,882
Less: Accumulated amortization	(4,090,636)	(1,980,136)

	$5,814,295	$7,706,746

Amortization expense related to definite-lived intangible assets was $2,110,500, $1,712,858 and $267,278 in 2005, 2004 and 2003, respectively.

Estimated amortization expense of definite-lived intangible assets for the next five years is as follows:

2006	$1,705,962
2007	1,450,000
2008	1,450,000
2009	1,208,333
2010	—

$5,814,295

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

4.	Select Account Information

Property, Cellular Plant and Equipment

	2005	2004

Land	$6,211,250	$6,343,474
Plant in service	250,251,001	224,173,596
Plant under construction	12,777,960	9,563,128

	269,240,211	240,080,198

Less: Accumulated depreciation and amortization	(141,823,589)	(112,244,632)

	$127,416,622	$127,835,566

The Company capitalized interest in the amount of $655,371, $532,961 and $385,157 for the years ended December 31, 2005, 2004 and 2003, respectively. Property, cellular plant and equipment at December 31, 2005, includes plant in service under lease with a cost basis of $4,564,532 and accumulated amortization of $1,976,006. Property, cellular plant and equipment at December 31, 2004, includes plant in service under lease with a cost basis of $4,564,532 and accumulated amortization of $919,284.

Other Accrued Expenses

	2005	2004

Accrued commissions, wages and benefits	$8,969,001	$6,508,103
Property and pass-through taxes payable	1,918,662	1,742,375
Interest payable	40,619	1,581,410
Other accrued expenses	7,127,737	7,016,410

	$18,056,019	$16,848,298

5.	Acquisition

On October 15, 2003, the Company, through its wholly owned subsidiary, Midwest Wireless Iowa L.L.C., completed an acquisition of cellular communications properties providing services to a 17-county area of Iowa.

The acquisition was accounted for as a purchase. Accordingly, the Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses, goodwill and customer relationships. The fair value of the acquired intangible assets was based on an independent appraisal of the FCC licenses and customer relationships. The Company is amortizing the value of customer relationships over six years. The consolidated financial statements include the operations related to the acquisition beginning at the acquisition date.

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

Members’ capital includes capital contributions made by the members and the accumulated income resulting from operations less distributions to members. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the “Agreement”). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

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

Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person. Distributions to members of $24,898,581, $9,167,110 and $9,491,691 were declared and paid during 2005, 2004 and 2003, respectively.

7.	Long-Term Debt

Long-term debt consists of the following:

		Rate at		Balance at
		December 31		December 31

	Maturity	2005	2004	2005	2004

RTFC note, variable rate	5/12/09	—	6.15%	$—	$7,127,106
RTFC note, variable rate	4/30/09	—	6.15%	—	14,916,540
RTFC note, variable rate	7/29/08	—	6.15%	—	4,083,636
RTFC note, variable rate	7/28/08	—	6.15%	—	3,736,044
RTFC note, variable rate	3/2/10	—	6.15%	—	62,165,934
RTFC note, variable rate	2/3/15	—	6.15%	—	6,726,973
CoBank note, variable rate	1/31/07	6.3125%	5.375%	114,000,000	55,000,000
CoBank note, variable rate	6/30/09	—	5.50%	—	4,000,000
Farm Credit Leasing	10/16/06	3.82%	3.82%	841,672	1,332,160
Farm Credit Leasing	12/1/08	4.00%	4.00%	706,117	861,671
Farm Credit Leasing	12/21/09	4.98%	4.98%	1,170,232	1,386,246

				116,718,021	161,336,310
Less: Current maturities				(1,188,255)	(22,590,500)

				$115,529,766	$138,745,810

The Company entered into various agreements (the “Agreements”) with the Rural Telephone Finance Cooperative (“RTFC”). In 2000, the Company entered into an agreement to fund the acquisitions of certain Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The principal and interest on the notes were payable in quarterly installments. The variable interest rate was based on RTFC’s cost of capital and was adjusted monthly. Substantially all assets of the Company were pledged as collateral under the Agreements. As described below, in July 2005, the Company repaid all notes outstanding under the Agreements with RTFC.

On October 22, 2001, the Company entered into an agreement with CoBank, ACB (“CoBank”) to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, changed the interest rate, and extended the expiration date to October 20, 2003. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 and a $20,000,000 revolving loan (“Revolver B”) each with interest at LIBOR plus a variable margin of 3.0% to 3.5% or prime plus a variable margin of 2.0% to 2.5%, and a $5,000,000 cash management revolving loan (“Revolver A”) with interest at prime plus 0.75%. The total facility

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

matures on June 30, 2009. The term facility has scheduled principal payments that begin in the first quarter of 2005. Revolver B has mandatory commitment reductions beginning in the first quarter of 2007. On July 27, 2005, the Company amended the agreement to provide for borrowings of up to $160,000,000, and to amend the interest rate and accelerated the maturity to January 31, 2007 (the “Amended Facility”). The Amended Facility provides for a revolving loan of up to $155,000,000 with interest at LIBOR plus 1.75% and a $5,000,000 cash management revolving loan with interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.75%. The proceeds from the Amended Facility were used in July 2005 to repay all existing RTFC notes and the outstanding balances on the CoBank notes from October 2003.

Consistent with the guidance of Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the repayment of the RTFC notes and the outstanding balances on the CoBank notes from October 2003 has been accounted for as an extinguishment of debt. During 2005, the Company recognized a loss from extinguishment of debt of $759,843. The loss from extinguishment, which is included in interest expense, resulted from the write off of the remaining debt issuance costs on the debt that was extinguished and other early retirement expenses.

The CoBank loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow and a minimum ratio of operating cash flow to interest paid. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. The Company entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. On December 21, 2004, the Company entered into a third lease under the agreement for the lease of network equipment. The cost of the equipment was $1,386,246. The lease provides for monthly payments of $21,960 for 60 months. All three of these leases have been recorded as capital leases and therefore the assets subject to the leases have been capitalized and the present value of the lease obligations have been recorded as long-term debt.

Maturities of debt are as follows:

2006	$1,188,255
2007	114,394,831
2008	607,541
2009	527,394
2010	—
Thereafter	—

$116,718,021

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

8.	Operating Lease Commitments

Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2005, are as follows:

2006	$1,579,974
2007	1,247,805
2008	842,504
2009	542,328
2010	358,786
Thereafter	1,280,489

$5,851,886

Rental expense under operating leases was $3,738,073, $3,452,526 and $2,079,076 for the years ended December 31, 2005, 2004 and 2003, respectively.

9.	Transactions Between Related Parties

The Company has various transactions with members and entities related to the Company’s members. Revenue transactions relate primarily to the sale of the Company’s services and equipment. Operating expense transactions relate primarily to commissions earned for signing up new Company customers and for charges for use of the members’ networks. Related party transactions for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003

Operating revenues	$506,432	$1,633,992	$1,812,829
Operating expenses	5,391,035	6,167,157	4,228,098

10.	Employee Benefits

The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the “401(k) Plan”) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $700,947, $614,909 and $493,124 for the years ended December 31, 2005, 2004 and 2003, respectively. Employer matching contributions vest over one year. Profit sharing contribution expenses were $1,133,430, $788,605 and $597,716 for the years ended December 31, 2005, 2004 and 2003, respectively. Profit sharing contributions are 100% vested after five years of employment.

Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the “Plan”) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members’ equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, initially no additional Class B appreciation rights could be granted, but additional Class A appreciation rights could be granted at the discretion of the Board of

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. The Company recognized $2,423,707, $1,618,494 and $1,359,360 in compensation expense related to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively. Accrued compensation related to the Plan was $4,554,017 and $3,183,430 at December 31, 2005 and 2004, respectively.

Upon a change in control of the Company, which includes the sale agreement discussed in Note 12, outstanding appreciation rights will be paid out at their fair value.

11.	Option Plan

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

		Options Outstanding

	Available for Grant	Number of Units	Weighted Average Price Per Unit

Balances at December 31, 2002	33,131	13,611	$321.60

Granted	(2,788)	2,788	$263.84

Balances at December 31, 2003	30,343	16,399	$311.78

Granted	(3,345)	3,345	$260.87
Cancelled	200	(200)	$331.16

Balances at December 31, 2004	27,198	19,544	$302.87

Granted	(3,314)	3,314	$260.87

Balances at December 31, 2005	23,884	22,858	$296.78

Midwest Wireless Holdings L.L.C. Notes to Consolidated Financial Statements

The following table summarizes information about unit options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$260.87	6,659	8.66	$260.87	—	—
$263.84	2,788	7.01	$263.84	2,788	$263.84
$299.06	4,092	4.59	$299.06	4,092	$299.06
$318.32	4,610	5.06	$318.32	4,610	$318.32
$344.00	4,709	6.01	$344.00	4,709	$344.00

	22,858			16,199

12.	Sale Agreement

On November 17, 2005, the Company entered into a definitive agreement with ALLTEL Corporation (“ALLTEL”). Under the agreement, ALLTEL will acquire all of the outstanding membership interests of the Company, the minority membership interests in its subsidiary and options outstanding under the Company’s Option Plan for $1.075 billion in cash, reduced by the amount of indebtedness and subject to other adjustments. The transaction is contingent upon regulatory approval by the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction was approved by the members of the Company at a meeting held on January 18, 2006. In connection with the transaction, certain affiliates of Telephone and Data Services, Inc. which are minority members of Midwest Wireless Communications L.L.C. commenced an action against the Company, and certain of the Company’s officers and directors. The plaintiff alleges, among other things, that they are entitled to vested rights of first refusal as a result of the agreement with ALLTEL and that Midwest and the named officers and directors breached certain agreements and duties. On March 10, 2006, the court heard the plaintiffs’ motion for a preliminary injunction to enjoin consummation of the transaction. The judge has not ruled on the plaintiff’s motion and scheduled a trial for May 2006. Management believes they have meritorious arguments, but is unable to assess the likely outcome. However, management intends to vigorously defend its position that the plaintiff is not entitled to vested rights of first refusal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.
(Registrant)

Date: March 28, 2006	By	/s/ Bill Otis

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

Date: March 28, 2006	By	/s/ Bill Otis

Bill Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Blankenhagen

Nancy Blankenhagen, Chief Financial Officer
and Treasurer (Principal Financial and
Accounting Officer)

/s/ James Jensen

James Jensen, Chairman of the Board

/s/ Duane Lambrecht

Duane Lambrecht, Director

/s/ Gary Nelson

Gary Nelson, Director

/s/ Rosemary Dittrich

Rosemary Dittrich, Director

/s/ Mary Ellen Domeier

Mary Ellen Domeier, Director

/s/ Perry Meyer

Perry Meyer, Director

/s/ Paul Erick

Paul, Erick, Director

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