Form 10-Q
period 2006-03-31
NEW ULM TELECOM INC
filed 2006-05-15
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 2006: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
MARCH 31, 2006

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$3,165,657	$2,706,764
Receivables, net of allowance for doubtful accounts of $219,961 and $205,000	908,982	1,057,174
Inventories	249,625	252,068
Prepaid expenses	222,874	257,785

	4,547,138	4,273,791

INVESTMENTS AND OTHER ASSETS
Cellular investments	21,883,813	20,968,727
Goodwill and intangibles, net of amortization	3,239,772	3,240,285
Other	1,551,172	1,555,527

	26,674,757	25,764,539

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	59,163,127	58,827,850
Other property and equipment	2,695,890	2,698,413
Video plant	2,527,603	2,486,188

	64,386,620	64,012,451
Less Accumulated Depreciation	39,748,520	38,746,872

	24,638,100	25,265,579

TOTAL ASSETS	$55,859,995	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005

CURRENT LIABILITIES
Current portion of long-term debt	$2,516,796	$2,516,796
Accounts payable	740,791	972,150
Accrued income taxes	846,604	673,994
Other accrued taxes	97,127	78,817
Other accrued liabilities	866,723	675,953

	5,068,041	4,917,710

LONG-TERM DEBT, less current portion	11,972,630	12,597,630

NON-CURRENT LIABILITIES
Loan guarantee	357,585	375,000
Deferred income taxes	5,867,918	5,867,918

	6,225,503	6,242,918

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	24,068,096	23,019,926

	32,593,821	31,545,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,859,995	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED MARCH 31,

	2006	2005

OPERATING REVENUES
Local network	$953,475	$993,627
Network access	1,431,291	1,448,694
Directory advertising, billing and other services	117,874	119,797
Video services	518,838	495,361
Internet services	386,083	308,793
Other nonregulated services	636,735	547,258

	4,044,296	3,913,530

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	600,060	554,321
Cost of video services	360,316	378,253
Cost of internet services	157,178	134,917
Cost of other nonregulated services	275,376	295,012
Depreciation and amortization	1,003,392	1,074,977
Selling, general and administrative	986,560	890,469

	3,382,882	3,327,949

OPERATING INCOME	661,414	585,581

OTHER (EXPENSES) INCOME
Interest expense	(214,737)	(182,831)
Interest income	24,295	40,801
Cellular investment income	1,911,586	1,291,579
Other investment income	152,611	248,110

	1,873,755	1,397,659

INCOME BEFORE INCOME TAXES	2,535,169	1,983,240

INCOME TAXES	1,026,610	802,690

NET INCOME	$1,508,559	$1,180,550

BASIC AND DILUTED NET INCOME PER SHARE	$0.29	$0.23

DIVIDENDS PER SHARE	$0.0900	$0.0833

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2005 AND
THREE MONTHS ENDED MARCH 31, 2006

	Common Stock		Retained
	Shares	Amount	Earnings

BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

Net income	—	—	5,460,052
Dividends	—	—	(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income	—	—	1,508,559
Dividends	—	—	(460,389)

BALANCE on March 31, 2006	5,115,435	$8,525,725	$24,068,096

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,508,559	$1,180,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003,392	1,074,977
Cellular investment income	(1,911,586)	(1,291,579)
Distributions from cellular investments	996,499	567,953
Decrease in:
Receivables	148,192	542,379
Inventories	2,443	13,224
Prepaid expenses	34,911	31,473
Increase (Decrease) in:
Accounts payable	137,158	67,612
Accrued income taxes	172,610	256,236
Other accrued taxes	18,310	14,370
Other accrued liabilities	190,770	174,684

Net cash provided by operating activities	2,301,258	2,631,879

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(743,916)	(518,558)
Other, net	(13,060)	(76,070)

Net cash used in investing activities	(756,976)	(594,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of Long-Term Debt	(625,000)	(625,000)
Dividends Paid	(460,389)	(426,116)

Net Cash Used by Financing Activities	(1,085,389)	(1,051,116)

NET INCREASE IN CASH AND CASH EQUIVALENTS	458,893	986,135

CASH AND CASH EQUIVALENTS
at Beginning of Period	2,706,764	2,739,389

CASH AND CASH EQUIVALENTS
at End of Period	$3,165,657	$3,725,524

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

The balance sheets and statement of stockholders’ equity as of March 31, 2006, and statements of income and the statements of cash flows for the periods ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – STATEMENTS OF CASH FLOW

Supplemental Disclosures of Cash Flow Information:
        Cash paid during the three months ended March 31:

	2006	2005

Interest	$206,439	$173,907
Income taxes	$854,000	$140,000

Noncash investing activities included $157,155 and $91,593 during the periods ended March 31, 2006 and 2005, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2006 and 2005.

NOTE 3 – SECURED REDUCING REVOLVING CREDIT FACILITY

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility with CoBank, ACB, maturing in 2011. At March 31, 2006, there were $8,625,000 of direct borrowings outstanding under this facility at a variable interest rate of 6.51%. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during fiscal 2001 with CoBank, ACB, maturing in 2011. At March 31, 2006, there were $5,750,000 of direct borrowings outstanding under this facility at a variable interest rate of 6.51%.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2006, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906 associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is unimpaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at March 31, 2006 (9.88% at December 31, 2005). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2005 MWH, had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired.

The components of goodwill are summarized below:

	March 31, 2006	December 31, 2005

Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular equity investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Definite lived intangibles are summarized below:

	March 31, 2006	December 31, 2005

Gross Carrying Amount	$30,785	$30,785
Accumulated amortization	(9,919)	(9,405)

	$20,866	$21,380

Intangible assets with definite lives are amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,052 per year for the next five years.

NOTE 5 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment. The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular Segment includes the sales and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular Segment is recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviews the performance of MWH using the proportionate method. The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended March 31, 2006
Operating Revenues	$3,640,456	$6,715,099	$531,605	$(6,842,864)	$4,044,296
Depreciation and Amortization	982,112	774,148	21,280	(774,148)	1,003,392
Operating Expenses, Excluding
Depreciation and Amortization	2,305,425	3,915,604	230,402	(4,071,941)	2,379,490

Operating Income	352,919	2,025,347	279,923	(1,996,775)	661,414
Interest Expense	(184,385)	(194,903)	—	164,551	(214,737)
Cellular Investment Income	—	—	—	1,911,586	1,911,586
Other Investment Income	176,906	79,362	—	(79,362)	176,906
Income Taxes	(139,800)	(773,525)	(113,285)	—	(1,026,610)

Net Income	$205,640	$1,136,281	$166,638	$—	$1,508,559

Total Assets	$93,221,525	$52,384,184	$4,858,983	$(94,604,697)	$55,859,995

Capital Expenditures	$743,916	$780,809	$—	$(780,809)	$743,916

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended March 31, 2005
Operating Revenues	$3,642,541	$5,702,008	$458,608	$(5,889,627)	$3,913,530
Depreciation and Amortization	1,053,697	785,460	21,280	(785,460)	1,074,977
Operating Expenses, Excluding
Depreciation and Amortization	2,201,975	3,444,380	247,465	(3,640,848)	2,252,972

Operating Income	386,869	1,472,168	189,863	(1,463,319)	585,581
Interest Expense	(155,698)	(169,893)	—	142,760	(182,831)
Cellular Investment Income (Expense)	—	—	—	1,291,579	1,291,579
Other Investment Income	288,911	(28,980)	—	28,980	288,911
Income Taxes	(210,550)	(515,302)	(76,838)	—	(802,690)

Net Income	$309,532	$757,993	$113,025	$—	$1,180,550

Total Assets	$86,313,982	$50,064,930	$5,506,928	$(87,404,410)	$54,481,430

Capital Expenditures	$518,558	$1,093,034	$—	$(1,093,034)	$518,558

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. Such forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from such statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1A of the 2005 Form 10-K.

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment which provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and a 9.88% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The Company uses proportionate consolidation in its segment reporting because this is how the Chief Operating Decision Maker (CODM) reviews the performance of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $4,044,296 for the three months ended March 31, 2006, for an increase of 3.3% or $130,766 compared to the same period in 2005. The Telecom segment experienced a small decrease in operating revenue over the same period in 2005, while the Cellular and Phonery segments experienced increases.

The Telecom segment continues to experience decreases in its network access revenues, a common industry trend. The network access revenue decreases have been partially offset by increases in revenues due to new and expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the continued growth of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The

Company expects that the infrastructure investment and the geographic expansion of its service offerings will provide this segment with future growth. The Telecom segment’s decrease in its network access revenues is the result of downward pricing pressure on access charges and a decrease in the access minutes of use. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, MN, and Aurelia, IA, and the immediately surrounding areas served by the effected ILEC’s. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). In February 2005, the FCC issued a Further Notice of Public Rule Making (FNPRM) and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. The Company cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on the Company. The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future growth will be realized through increases in revenue due to new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings will provide this segment with continued future growth.

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment experienced increased operating revenues due to increased sales of customer premise equipment (CPE), and increased revenues from transport operations.

OPERATING EXPENSES:

Operating expenses for the three months ended March 31, 2006 increased $54,933, or 1.7%, compared to the same period in 2005, with the Telecom segment responsible for the increase. Depreciation expense for the Telecom segment saw a decrease of $71,585 in 2006 compared to 2005. This decrease was due to certain long-lived assets that have become fully depreciated, while the Company continues to make investments in the Telecom segment’s infrastructure. The majority of the increase in operating expenses was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service provision. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended March 31, 2006 increased $75,833 or 13.0% over the three months ended March 31, 2005. The increase in income was primarily due to the increase in video, Internet and other nonregulated service revenues and the decrease in depreciation and amortization expenses from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended March 31, 2006 increased $476,096 compared to the three months ended March 31, 2005.

The Company’s cellular investment income increased $620,007, as the profitability of MWH continued to grow. The Company believes that the 2006 increase in the Company’s cellular investment income can be attributed to results from the significant investment made by MWH to enhance its network with the latest technology to provide customers with new phones, new features and new service plan options.

Other investment income decreased $82,298 for the three months ended March 31, 2006 over the same period in 2005. This decrease was due to a decrease in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by an increase of investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the three month period ended 2006 as compared to 2005.

There was a $31,906 increase in interest expense for the three-month period ended March 31, 2006 compared to the same period in 2005. The increase in interest expense was due to rising interest rates.

NET INCOME:

Net income was $1,508,559 for the three months ended March 31, 2006 compared with $1,180,550 for the same period in 2005. This $328,009 or 27.8% increase was primarily attributed to the increase in cellular investment income.

Summary of Operations

	Three Months Ended March 31,
	2006	2005

Operating Income:
Telecom Segment	$352,919	$386,869
Cellular Segment	28,572	8,849
Phonery Segment	279,923	189,863

Total	661,414	585,581

Other Income	2,088,492	1,580,490
Interest Expense	(214,737)	(182,831)
Income Taxes	(1,026,610)	(802,690)

Net Income	$1,508,559	$1,180,550

Basic and Diluted Earnings Per Share	$.29	$.23

Weighted Average Shares Outstanding	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 85.1% of the Company’s consolidated operating revenues for the three-month period ended March 31, 2006 before intercompany eliminations. Revenues are primarily earned by providing approximately 16,700 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, and through billing and collecting for various long distance companies. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending March 31, 2006 decreased $2,085 or 0.1% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2006	2005

Operating Revenues:
Local Network	$976,926	$1,017,078
Network Access	1,438,491	1,455,987
Other	1,225,039	1,169,476

Total Operating Revenues	3,640,456	3,642,541

Operating Expenses, Excluding Depreciation and Amortization	2,305,425	2,201,975
Depreciation and Amortization Expenses	982,112	1,053,697

Total Operating Expenses	3,287,537	3,255,672

Operating Income	352,919	386,869

Net Income	$205,640	$309,532

Local network revenue decreased in the Telecom segment by $40,152 or 3.9% for the three months ended March 31, 2006 compared to the same period in 2005. Local network revenue decreased during this period as a result of a decrease in access lines of approximately 220 for the first quarter of 2006 compared to the same period in 2005, and reduced charges for DSL wholesale service. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform.

Network access revenue decreased $17,496 or 1.2% for the three months ended March 31, 2006 compared with the same period in 2005. The decrease in network access revenue reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The effect of the decrease in access minutes of use was minimized due to the increased number of access subscribers in the Redwood Falls, MN CLEC during the first quarter of 2006 as compared to the same period in 2005. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested approximately $10 million in capital expenditures since 2003. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund. The Telecom segment experienced a 5.1% decrease in access minutes for the three months ended March 31, 2006 as compared to the same period in 2005, a common industry trend.

Other operating revenues increased $55,563 or 4.8% for the three months ended March 31, 2006 compared with the same period in 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $23,476 of the increase in these revenues. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $103,450 or 4.7% for the three-month period ended March 31, 2006 compared with the same period in 2005. The increases in cash operating expenses were the result of increased selling, general and administrative costs, and the increasing expenses associated with the expanded array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration.

Depreciation and amortization expenses decreased $71,585 or 6.8% for the three months ended March 31, 2006 compared with the same period in 2005. The decreases were due to certain long-lived assets that have become fully depreciated, while the Company continues to make investments in the Telecom segment’s infrastructure.

Operating income decreased $33,950 or 8.8% for the three months ended March 31, 2006 compared with the same period in 2005. The decrease in operating income was primarily due to the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Telecom segment also realizes potential for growth by competitively offering its array of services in an increasing number of communities. The Telecom segment began offering its services competitively in the City of Redwood Falls, MN in September 2002. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $2,085 decrease in revenues combined with a $31,865 increase in operating expenses resulted in the $33,950 decrease in operating income.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $16,480 for the three month period ending March 31, 2006 compared to March 31, 2005, due primarily to an increase in the sale of cellular phones. The cellular partnership income increased $620,007 or 48.0% for the three months ended March 31, 2006 compared to the same period ended in 2005. This increase was the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviews the performance of MWH using the proportionate method.

	Three Months Ended March 31,
	2006	2005

Proportionate Method:
Operating Revenues	$6,609,969	$5,613,358

Operating Expenses, Excluding Depreciation and Amortization	3,839,046	3,364,579
Depreciation and Amortization Expenses	774,148	785,460

Total Operating Expenses	4,613,194	4,150,039

Operating Income	1,996,775	1,463,319

Cellular Investment Income	$1,911,586	$1,291,579

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended March 31,
	2006	2005

Operating Revenues:	$105,130	$88,650

Operating Expenses, Excluding Depreciation and Amortization	76,558	79,801
Depreciation and Amortization Expenses	—	—

Total Operating Expenses	76,558	79,801

Operating Income	28,572	8,849

Interest Expense	(30,352)	(27,133)
Cellular Investment Income	1,911,586	1,291,579

Net Income	$1,136,281	$757,993

Phonery Segment

The Phonery segment represented 12.4% of the consolidated operating revenues for the three-month period ended March 31, 2006 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2006	2005

Operating Revenues:	$531,605	$458,608

Operating Expenses, Excluding Depreciation and Amortization	230,402	247,465
Depreciation and Amortization Expenses	21,280	21,280

Total Operating Expenses	251,682	268,745

Operating Income	279,923	189,863

Net Income	$166,638	$113,025

Operating revenue increased $72,997, or 15.9%, for the three months ended March 31, 2006 compared to the same period ended 2005. The Phonery segment experienced increased operating revenues due to increased sales of customer premise equipment (CPE), and increased revenues from transport operations. These increases were offset by a decrease in the resale of long distance toll revenues of approximately $8,000.

Operating expenses, excluding depreciation and amortization decreased $17,063 or 6.9% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease in operating expenses occurs as this segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses remained the same for the three months ended March 31, 2006 compared with the same period in 2005.

Operating income increased by $90,060 or 47.4% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase in income was the result of the increased income from CPE sales and service, and leased network access.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $44,566,451 at March 31, 2006, reflecting 73.1% equity and 26.9% debt. This compares to a capital structure of $44,143,281 at December 31, 2005, reflecting 71.5% equity and 28.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $2,301,258 for the three-month period ended March 31, 2006 compared to $2,631,879 for the three-month period ended March 31, 2005. Cash flows from operations for the three months ended March 31, 2006 and 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $756,976 for the three months ended March 31, 2006 compared to $594,628 for the same period in 2005. Capital expenditures relating to on-going businesses were $743,916 during the first three months of 2006 as compared to $518,558 for the same period in 2005. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $3,235,000 in 2006.

Cash flows used by financing activities were $1,085,389 for the three-month period ended March 31, 2006 compared to cash flows used by financing activities of $1,051,116 for the three-month period ended March 31, 2005. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $460,389 during the first quarter of 2006 and $426,116 during the first quarter of 2005. This represented a dividend of $.09 per share for 2006 and $.0833 per share for 2005. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2006. The Company does not expect its payout of dividends at the existing level to negatively impact the liquidity of the Company.

Sale of MWH

On November 17, 2005, MWH and Alltel Corporation (“Alltel”) entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel totals $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt. If the transaction is consummated, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80,000,000, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing. U.S. Cellular Corporation has initiated proceedings at the FCC and in Delaware State court, however, contesting the definitive agreement. MWH currently expects to close the transaction in 2006, subject to resolution or settlement of U.S. Cellular’s claims, satisfaction of customary conditions and receipt of regulatory approvals. See Item 5, Other Information on this Form 10-Q on page 25.

Although the Company had not definitely determined how it would use the proceeds from the sale of Midwest, it is currently analyzing a number of alternatives, including the reduction of its indebtedness, the payment of a special dividend and the acquisition of one or more businesses that would complement its existing business segments. The acquisition of any business would be subject to the negotiation and execution of definitive agreements.

Working Capital

The Company had a working capital deficit of $523,044 as of March 31, 2006, compared to working capital deficit of $646,284 as of December 31, 2005. The increase of $123,240 in working capital reflects the Company’s increase in cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.1 as of March 31, 2006 and 1.0:1.2 as of December 31, 2005.

Long-Term Debt

In fiscal 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates, currently at variable rates, linked to the Company’s overall leverage ratio. This ten-year loan requires equal monthly payments of $125,000. At March 31, 2006, there were $8,625,000 of direct borrowings outstanding under this facility at an interest rate of 6.51%.

Also, in fiscal year 2001, the Company entered into a $10 million secured ten-year reducing revolving credit facility maturing in 2011. The borrowings under the credit facility bear interest, at the Company’s option, at either fixed or variable rates, currently at variable rates, linked to the Company’s overall leverage ratio. Principal payments of $250,000 per quarter are required on this loan. At March 31, 2006, there were $5,750,000 of direct borrowings outstanding under this facility at an interest rate of 6.51%.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its current debt to total capital proportions of 27 to 73 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Developments

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods after December 15, 2005. The implementation of FSP FAS 115-1 and FAS 124-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate and a 30-day fixed rate based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. If interest rates for the portion of the Company’s long-term debt based on variable rates and 30-day fixed rates, which ranged between 5.31% and 6.51%, had averaged 10% more for the first three months of 2006, the Company’s interest expense would have increased approximately $21,000. In October 2005, the Company began converting a portion of its variable-rate debt to short-term fixed rate debt to mitigate its exposure to rising interest rates.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 5. OTHER INFORMATION

Sale of MWH

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase MWH licenses, customers and network assets for $1.075 billion in cash. In January 2006, the members of MWH approved the transaction and agreed to a merger of MWH with Alltel. Closing of this transaction, which is currently expected to occur on or about July 3, 2006, and is subject to approval by certain regulators and resolution of certain contingencies.

The regulatory and legal processes relating to the MWH/Alltel transaction continue to move forward. U.S. Cellular Corporation has initiated proceedings at the FCC and in Delaware State court, however, contesting the definitive agreement. The Department of Justice and Federal Communications Commission are considering a divestiture proposal presented by Alltel, and the Department of Justice has indicated a decision regarding divestiture plan should be available soon. On March 10, 2006, an initial hearing was held in Delaware on the lawsuit filed by the U.S. Cellular Corporation. The judge considered preliminary motions by both sides (plaintiffs’ motion for a preliminary injunction and defendants’ motion for judgment on the pleadings), but did not render a decision. The lawsuit is scheduled for a trial on May 10 – 12, 2006. The original transaction agreement between MWH and Alltel included a termination of April 17, 2006. By mutual agreement, MWH and Alltel have extended the termination date of the Transaction Agreement to July 3, 2006. It is expected that this extension will provide sufficient time to complete the regulatory work and legal activities.

If the transaction is approved, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80,000,000, or an estimated $55,000,000 after income taxes, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing.

Although the Company has not definitely determined how it would use the proceeds from the sale of Midwest, it is currently analyzing a number of alternatives, including the reduction of its indebtedness, the payment of a special dividend and the acquisition of one or more businesses that would complement its existing business segments. The acquisition of any business would be subject to the negotiation and execution of definitive agreements.

Executive Officer Compensation

On March 28, 2006, the Board of Directors of the Company adopted the New Ulm Telecom, Inc. Fiscal 2006 Management Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the payment of cash compensation to executive officers upon achievement of predetermined targets.

Under the 2006 Plan, the officers can earn a bonus up to the following percent of their salaries:

Position	Target Award	Maximum Award

Chief Executive Officer	20%	40%
Vice President	15%	30%
Chief Financial Officer	10%	20%

The 2006 Plan provides that bonuses will be earned during 2006 if the Company achieves specified levels of
(i)	net income (60% weighted),
(ii)	operating revenues (25% weighted), and
(iii)	customer service (15% weighted). Customer service includes “up-time,” customer survey results and customer retention.

In order for these officers to earn a bonus in any area, the Company must achieve 80% of target in that area. No bonus will be paid under the 2006 Plan, however, unless the Company achieves at least 80% of target net income.

If available, awards will typically be paid two and one-half months following the end of the fiscal year. Participants need to be employed through the last day of the fiscal year in order to receive any award for that year.

ITEM 6. EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 28 of this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated:	May 12, 2006	By	/s/ Bill Otis
Bill Otis, President

Dated:	May 12, 2006	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	New Ulm Telecom, Inc. Fiscal Year 2006 Management Incentive Plan

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002