Form 10-Q
period 2006-06-30
NEW ULM TELECOM INC
filed 2006-08-09
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 8, 2006: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
JUNE 30, 2006

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$1,228,410	$2,706,764
Receivables, net of allowance for
doubtful accounts of $241,413 and $205,000	894,085	1,057,174
Prepaid Income Taxes	589,820	—
Inventories	323,959	252,068
Prepaid expenses	141,923	257,785

	3,178,197	4,273,791

INVESTMENTS AND OTHER ASSETS
Cellular investments	22,737,316	20,968,727
Goodwill and intangibles, net of amortization	3,239,259	3,240,285
Other	1,832,120	1,555,527

	27,808,695	25,764,539

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	59,420,949	58,827,850
Video plant	2,542,665	2,486,188
Other property and equipment	2,706,451	2,698,413

	64,670,065	64,012,451
Less Accumulated Depreciation	40,843,502	38,746,872

	23,826,563	25,265,579

TOTAL ASSETS	$54,813,455	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
CURRENT LIABILITIES
Current portion of long-term debt	$2,516,796	$2,516,796
Accounts payable	593,094	972,150
Accrued income taxes	—	673,994
Other accrued taxes	90,010	78,817
Other accrued liabilities	680,303	675,953

	3,880,203	4,917,710

LONG-TERM DEBT, less current portion	11,339,335	12,597,630

NON-CURRENT LIABILITIES
Loan guarantee	357,585	375,000
Deferred income taxes	5,867,918	5,867,918

	6,225,503	6,242,918

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares
authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	24,842,689	23,019,926

	33,368,414	31,545,651

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$54,813,455	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
OPERATING REVENUES
Local network	$994,768	$1,018,310	$1,948,243	$2,011,937
Network access	1,377,340	1,789,554	2,808,631	3,238,248
Directory advertising, billing and other services	128,544	131,503	246,418	251,300
Video services	530,907	503,161	1,049,745	998,522
Internet services	391,815	331,493	777,898	640,286
Other nonregulated services	556,239	567,773	1,192,974	1,115,031

	3,979,613	4,341,794	8,023,909	8,255,324

OPERATING EXPENSES
Plant operations, excluding depreciation
and amortization	643,401	562,328	1,243,461	1,116,649
Cost of video services	381,528	348,677	741,844	726,930
Cost of internet services	158,504	138,949	315,682	273,866
Cost of other nonregulated services	276,120	251,257	551,496	546,269
Depreciation and amortization	1,136,214	1,047,847	2,139,606	2,122,824
Selling, general and administrative	909,184	918,400	1,895,744	1,808,869

	3,504,951	3,267,458	6,887,833	6,595,407

OPERATING INCOME	474,662	1,074,336	1,136,076	1,659,917

OTHER (EXPENSES) INCOME
Interest expense	(223,523)	(197,244)	(438,260)	(380,075)
Interest income	15,794	10,532	40,089	51,333
Cellular investment income	1,821,088	1,601,640	3,732,674	2,893,219
Other investment income (expense)	(12,463)	(48,508)	140,148	199,602

	1,600,896	1,366,420	3,474,651	2,764,079

INCOME BEFORE INCOME TAXES	2,075,558	2,440,756	4,610,727	4,423,996

INCOME TAXES	840,576	988,566	1,867,186	1,791,256

NET INCOME	$1,234,982	$1,452,190	$2,743,541	$2,632,740

BASIC AND DILUTED NET INCOME PER SHARE – NOTE 2	$0.24	$0.28	$0.54	$0.51

DIVIDENDS PER SHARE	$0.0900	$0.0833	$0.1800	$0.1666

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2005 AND
SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

Net income			5,460,052
Dividends			(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income			2,743,541
Dividends			(920,778)

BALANCE on June 30, 2006	5,115,435	$8,525,725	$24,842,689

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,743,541	$2,632,740
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,139,606	2,122,824
Cellular investment income	(3,732,674)	(2,893,219)
Distributions from cellular investments	1,964,086	1,137,971
Decrease in:
Receivables	(427,133)	491,411
Inventories	(71,891)	(66,333)
Prepaid expenses	115,862	68,034
Increase (Decrease) in:
Accounts payable	(11,197)	(413,814)
Accrued income taxes	(673,994)	285,644
Other accrued taxes	11,193	13,498
Other accrued liabilities	4,350	102,778

Net cash provided by operating activities	2,061,749	3,481,534

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,067,022)	(987,069)
Other, net	(294,008)	(88,942)

Net cash used in investing activities	(1,361,030)	(1,076,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,258,295)	(1,250,000)
Dividends paid	(920,778)	(852,234)

Net cash used by financing activities	(2,179,073)	(2,102,234)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,478,354)	303,289

CASH AND CASH EQUIVALENTS
at Beginning of Period	2,706,764	2,739,389

CASH AND CASH EQUIVALENTS
at End of Period	$1,228,410	$3,042,678

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (Company). All material intercompany transactions and accounts have been eliminated.

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission (FCC) by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheets and statement of stockholders’ equity as of June 30, 2006, and statements of income and the statements of cash flows for the periods ended June 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2006 and for the six-month periods ended June 30, 2006 and 2005 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash paid during the three months ended June 30:

	2006	2005
Interest	$435,249	$369,815
Income taxes	$3,011,000	$1,110,000

Noncash investing activities included $367,859 and $64,422 during the periods ended June 30, 2006 and 2005, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2006 and 2005.

NOTE 3 – SECURED REDUCING REVOLVING CREDIT FACILITY

In 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility with CoBank, ACB, maturing in 2011. At June 30, 2006, there were $8,250,000 of direct borrowings outstanding under this facility. Interest on this loan is variable based on CoBank ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. The variable interest rate on this loan was 7.01% at June 30, 2006. The 30-day fixed interest rate on this loan was 6.35% at June 30, 2006. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during 2001 with CoBank, ACB, maturing in 2011. At June 30, 2006, there were $5,500,000 of direct borrowings outstanding under this facility. Interest on this loan is variable based on CoBank ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. The variable interest rate on this loan was 7.01% at June 30, 2006. The 30-day fixed interest rate on this loan was 6.35% at June 30, 2006.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At June 30, 2006, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906 associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is unimpaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at June 30, 2006 (9.88% at December 31, 2005). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2005, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. At June 30, 2006 MWH determined that these licenses have indefinite useful lives and are not impaired.

The components of goodwill are summarized below:

	June 30, 2006	December 31, 2005
Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular equity investments	4,890,389	4,890,389

	$8,109,295	$8,109,295

Definite lived intangibles are summarized below:

	June 30, 2006	December 31, 2005
Gross Carrying Amount	$30,785	$30,785
Accumulated amortization	(10,432)	(9,405)

	$20,353	$21,380

Intangible assets with definite lives are amortized over their useful lives. The estimated amortization expense for intangible assets will be $2,052 per year for the next five years.

NOTE 5 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment. The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILECs), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. The Cellular Segment includes the sales and service of cellular phones and accessories, and a 9.88% cellular investment in MWH. The cellular investment in the Cellular Segment is recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviews the performance of MWH using the proportionate method. The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended June 30, 2006
Operating Revenues	$3,661,180	$7,117,916	$422,696	$(7,222,179)	$3,979,613
Depreciation and Amortization	1,123,874	786,724	12,340	(786,724)	1,136,214
Operating Expenses, Excluding
Depreciation and Amortization	2,297,913	4,284,286	214,823	(4,428,285)	2,368,737

Operating Income	239,393	2,046,906	195,533	(2,007,170)	474,662
Interest Expense	(190,214)	(99,575)	—	66,266	(223,523)
Cellular Investment Income	—	—	—	1,821,088	1,821,088
Other Investment Income (Expense)	3,331	(119,816)	—	119,816	3,331
Income Taxes	(22,475)	(738,969)	(79,132)	—	(840,576)

Net Income	$30,035	$1,088,546	$116,401	$—	$1,234,982

Total Assets	$90,029,239	$53,318,631	$6,363,650	$(94,898,065)	$54,813,455

Capital Expenditures	$323,106	$788,622	$—	$(788,622)	$323,106

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended June 30, 2005
Operating Revenues	$4,037,546	$6,136,838	$444,773	$(6,277,363)	$4,341,794
Depreciation and Amortization	1,026,567	700,584	21,280	(700,584)	1,047,847
Operating Expenses, Excluding
Depreciation and Amortization	2,198,974	3,591,394	203,535	(3,774,292)	2,219,611

Operating Income	812,005	1,844,860	219,958	(1,802,487)	1,074,336
Interest Expense	(167,970)	(348,239)	—	318,965	(197,244)
Cellular Investment Income	—	—	—	1,601,640	1,601,640
Other Investment Income (Expense)	(37,976)	118,118	—	(118,118)	(37,976)
Income Taxes	(245,666)	(653,883)	(89,017)	—	(988,566)

Net Income	$360,393	$960,856	$130,941	$—	$1,452,190

Total Assets	$85,983,642	$51,358,468	$5,665,475	$(88,718,027)	$54,289,558

Capital Expenditures	$468,511	$743,334	$—	$(743,334)	$468,511

NOTE 5 – SEGMENT INFORMATION (continued)

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Six Months Ended June 30, 2006
Operating Revenues	$7,301,636	$13,833,015	$954,301	$(14,065,043)	$8,023,909
Depreciation and Amortization	2,105,986	1,560,872	33,620	(1,560,872)	2,139,606
Operating Expenses, Excluding
Depreciation and Amortization	4,603,338	8,199,890	445,225	(8,500,226)	4,748,227

Operating Income	592,312	4,072,253	475,456	(4,003,945)	1,136,076
Interest Expense	(374,599)	(294,478)	—	230,817	(438,260)
Cellular Investment Income	—	—	—	3,732,674	3,732,674
Other Investment Income (Expense)	180,237	(40,454)	—	40,454	180,237
Income Taxes	(162,275)	(1,512,494)	(192,417)	—	(1,867,186)

Net Income	$235,675	$2,224,827	$283,039	$—	$2,743,541

Total Assets	$90,029,239	$53,318,631	$6,363,650	$(94,898,065)	$54,813,455

Capital Expenditures	$1,067,022	$1,569,431	$—	$(1,569,431)	$1,067,022

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Six Months Ended June 30, 2005
Operating Revenues	$7,680,087	$11,838,846	$903,381	$(12,166,990)	$8,255,324
Depreciation and Amortization	2,080,264	1,486,044	42,560	(1,486,044)	2,122,824
Operating Expenses, Excluding
Depreciation and Amortization	4,400,949	7,035,774	451,000	(7,415,140)	4,472,583

Operating Income	1,198,874	3,317,028	409,821	(3,265,806)	1,659,917
Interest Expense	(323,668)	(518,132)	—	461,725	(380,075)
Cellular Investment Income	—	—	—	2,893,219	2,893,219
Other Investment Income	250,935	89,138	—	(89,138)	250,935
Income Taxes	(456,216)	(1,169,185)	(165,855)	—	(1,791,256)

Net Income	$669,925	$1,718,849	$243,966	$—	$2,632,740

Total Assets	$85,983,642	$51,358,468	$5,665,475	$(88,718,027)	$54,289,558

Capital Expenditures	$987,069	$1,836,368	$—	$(1,836,368)	$987,069

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s future results of operation and any forward-looking statements made in this Form 10-Q are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from these statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1A of the 2005 Form 10-K.

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment, which provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and a 9.88% interest in Midwest Wireless Holdings L.L.C. (MWH) and records this investment on the equity method of accounting. The Company uses proportionate consolidation in its segment reporting because this is how the Chief Operating Decision Maker (CODM) reviews the performance of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $3,976,613 for the three months ended June 30, 2006, for a decrease of 8.3% or $362,181 compared to the same period in 2005. Total operating revenues were $8,023,909 for the six months ended June 30, 2006, for a decrease of $231,415 or 2.8% compared to the same period in 2005. The Telecom segment was responsible for the majority of these decreases. The Telecom segment experienced a decrease in its network access revenues for the period ended June 30, 2006 compared to 2005 as a result of a change to 2005 cost study estimates that increased revenues by $493,178. The 2005 change to the prior years’ estimate was due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results, cost separation procedures and rate of return experience. The Telecom segment achieved increases in its operating revenues for video and Internet services.

The Telecom segment continues to experience decreases in its network access revenues, a common industry trend. The network access revenue decreases have been partially offset by increases in revenues due to new and expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the complete array of the Company’s services offered through its Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, MN. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that the infrastructure investment and the geographic expansion of its service offerings will provide this segment with future growth. The Telecom segment’s decrease in its network access revenues is the result of downward pricing pressure on access charges and a decrease in the access minutes of use. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, MN, and Aurelia, IA, and the surrounding areas. The high-cost loop fund offsets the cost of eligible loop facilities (central office to subscriber). If a study area’s average loop cost exceeds 115% of the national average, that study area receives a portion of its excess cost from the Universal Service Fund established by the Federal Communications Commission (FCC), with the proportion increasing as the costs increase.

In addition to the loss of access revenue due to declining access minutes of use, the Company also faces challenges as a result of increasing competition due to the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications carriers. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. On July 24, 2006, the National Association of Regulatory Commissioners Task Force on Intercarrier Compensation filed an intercarrier compensation reform plan (Missoula Plan) with the FCC. The FCC is currently seeking comments on the Missoula Plan. The Company cannot predict the outcome of such proceedings nor can it estimate the impact, if any, on the Company.

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

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories for the six months ended June 30, 2006. The Phonery segment experienced an increase in operating revenues for the six months ended June 30, 2006 due to increased sales of customer premise equipment (CPE), and increased revenues from transport operations.

OPERATING EXPENSES:

Operating expenses for the three months ended June 30, 2006 increased $237,493, or 7.3%, compared to the same period in 2005. Operating expenses for the six months ended June 30, 2006 increased $292,426 or 4.4%. The Telecom segment was responsible for the $228,111 of the increase in operating expenses for the six months ended June 30, 2006. Depreciation expense for the Telecom segment saw an increase of $25,722 for the first six months of 2006 compared to 2005, as the Company continues to make investments in the Telecom segment’s infrastructure. The majority of the increase in operating expenses was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet services. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended June 30, 2006 decreased $599,674 or 55.8% over the three months ended June 30, 2005. Operating income for the six-month period ended June 30, 2006 decreased $523,841 or 31.6% compared to the six-month period ended June 30, 2005. The decrease in income for the six months ended June 30, 2006 was primarily due to (1) the decrease in network access revenues resulting from the adjustment to estimated access in 2004, offset by increases in video, Internet and other nonregulated service revenues, and (2) the increase in operating expenses and depreciation and amortization expenses from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended June 30, 2006 increased $234,476 compared to the three months ended June 30, 2005. Other income increased $710,572 for the six-month period ended June 30, 2006 compared to the same period in 2005.

The Company’s cellular investment income increased $839,455 during the first six months of 2006 over the same period in 2005, as the profitability of MWH continued to grow. The Company believes that the 2006 increase in the Company’s cellular investment income can be attributed to results from the significant investment made by MWH to enhance its network with the latest technology to provide customers with new phones, new features and new service plan options.

Other investment income decreased $59,454 for the six months ended June 30, 2006 over the same period in 2005. This decrease was due to a decrease in the patronage income received from CoBank, a cooperative lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by an increase of investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the six month period ended 2006 as compared to 2005.

There was a $58,185 increase in interest expense for the six-month period ended June 30, 2006 compared to the same period in 2005. The increase in interest expense was due to rising interest rates.

NET INCOME:

Net income was $1,234,982 for the three months ended June 30, 2006 compared with $1,452,190 for the same period in 2005. Net income was $2,743,541 for the six-month period ending June 30, 2006 compared with $2,632,740 compared with the same six-month period in 2005. The $217,208 or 15.0% decrease in net income for the three-months ended June 30, 2006 was primarily attributed to the decrease in operating income. The six-month increase of $110,801 or 4.2% was primarily attributed to the increase in cellular investment income.

Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Income:
Telecom Segment	$239,393	$812,005	$592,312	$1,198,874
Cellular Segment	39,736	42,373	68,308	51,222
Phonery Segment	195,533	219,958	475,456	409,821

Total	474,662	1,074,336	1,136,076	1,659,917
Other Income	1,824,419	1,563,664	3,912,911	3,144,154
Interest Expense	(223,523)	(197,244)	(438,260)	(380,075)
Income Taxes	(840,576)	(988,566)	(1,867,186)	(1,791,256)

Net Income	$1,234,982	$1,452,190	$2,743,541	$2,632,740

Basic and Diluted Earnings Per Share	$.24	$.28	$.54	$.51

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 86.8% of the Company’s consolidated operating revenues for the three-month period ended June 30, 2006 and 85.7% of the Company’s consolidated operating revenues for the six-month period ended June 30, 2006, before intercompany eliminations. Revenues are primarily earned by providing approximately 16,300 customers access to the local network in Minnesota and Iowa, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, and through billing and collecting for various long distance companies. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending June 30, 2006 decreased $362,181 or 8.3% compared to the same period in 2005. Total Telecom segment revenues for the six-month period ending June 30, 2006 decreased $231,415 or 2.8% compared to the same period in 2005. All information contained in the following table is before intercompany eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenues:
Local Network	$1,018,219	$1,041,761	$1,995,145	$2,058,839
Network Access	1,384,540	1,796,913	2,823,031	3,252,900
Other	1,258,421	1,198,872	2,483,460	2,368,348

Total Operating Revenues	3,661,180	4,037,546	7,301,636	7,680,087

Operating Expenses, Excluding Depreciation
and Amortization	2,297,913	2,198,974	4,603,338	4,400,949
Depreciation and Amortization Expenses	1,123,874	1,026,567	2,105,986	2,080,264

Total Operating Expenses	3,421,787	3,225,541	6,709,324	6,481,213

Operating Income	239,393	812,005	592,312	1,198,874

Net Income	$30,035	$360,393	$235,675	$669,925

Local network revenue decreased in the Telecom segment by $23,542 or 2.3% for the three months ended June 30, 2006 compared to the same period in 2005. Local network revenue decreased in the Telecom segment by $63,694 or 3.1% for the six months ended June 30, 2006 compared to the same period in 2005. Local network revenue decreased during these periods as a result of a decrease in access lines of approximately 220 for the first three months of 2006 and approximately 700 for the first six months of 2006 compared to the same periods in 2005, and reduced charges for DSL wholesale service. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform or a cable platform.

Network access revenue decreased $412,373 or 22.9% for the three months ended June 30, 2006 compared with the same period in 2005. Network access revenue decreased $429,869 or 13.2% for the six months ended June 30, 2006 compared to the same period in 2005. The decrease in network access revenue reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The Telecom segment experienced a 10.8% decrease in access minutes for the six months ended June 30, 2006 compared to the same period in 2005. Also, the network access revenues declined for the period ended June 30, 2006 compared to 2005 as a result of a 2005 change in estimate that increased 2005 revenues by $493,178. The 2005 adjustment to the prior years’ estimate was due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results and cost separation procedures and rate of return experience. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested over $10 million in capital expenditures since 2003. These capital expenditures have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $59,549 or 5.0% for the three months ended June 30, 2006 compared with the same period in 2005. Other operating revenues increased $115,112 or 4.9% for the six months ended June 30, 2006 compared with the same period in 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $51,223 of the increase in these revenues for the six months ended June 30, 2006. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $98,939 or 4.5% for the three-month period ended June 30, 2006 and increased $202,389 for the six-month period ended June 30, 2006 compared with the same periods in 2005. The increases in cash operating expenses were the result of increased selling, general and administrative costs, and the increasing expenses associated with the expanded array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The continued growth in video and DSL customers also contributed to the increase in cash operating expenses. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company also strives for cost efficiencies and technological improvements to enhance its operating margins for the Telecom segment.

Depreciation and amortization expenses increased $97,307 or 9.5% for the three months ended June 30, 2006 compared with the same period in 2005. Depreciation and amortization expenses increased $25,722 or 1.2% for the six months ended June 30, 2006 compared with the same period ended June 30, 2005. The increases were due to the Company’s continued investments in the Telecom segment’s infrastructure.

Operating income decreased $572,612 or 70.5% for the three months ended June 30, 2006 compared with the same period in 2005. Operating income decreased $606,562 or 50.6% for the six months ended June 30, 2006 compared to the same period in 2005. The decrease in operating income for the six months ended June 30, 2006 was primarily due to decreases in network access revenues compared to the same period in 2005. The decrease in operating income was also partially due to the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The $378,451 decrease in revenues combined with a $228,111 increase in operating expenses resulted in the $606,562 decrease in operating income for the six months ended June 30, 2006.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $10,543 for the three month period ending June 30, 2006 and $27,023 for the six month period ending June 30, 2006 as compared to the same periods in 2005, due primarily to an increase in the sale of cellular phones. The cellular partnership income increased $219,448 or 13.7% for the three months ended June 30, 2006 compared to the same period ended in 2005, and increased $839,455 or 29.0% for the six months ended June 30, 2006 as compared to June 30, 2005. These increases were the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviews the performance of MWH using the proportionate method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Proportionate Method:
Operating Revenues	$6,984,373	$6,013,838	$13,594,342	$11,627,196

Operating Expenses, Excluding Depreciation
and Amortization	4,190,479	3,510,767	8,029,525	6,875,346
Depreciation and Amortization Expenses	786,725	700,583	1,560,872	1,486,044

Total Operating Expenses	4,977,204	4,211,350	9,590,397	8,361,390

Operating Income	2,007,169	1,802,488	4,003,945	3,265,806

Net Income	$1,821,088	$1,601,640	$3,732,674	$2,893,219

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenues:	$133,543	$123,000	$238,673	$211,650

Operating Expenses, Excluding Depreciation
and Amortization	93,807	80,627	170,365	160,428
Depreciation and Amortization Expenses	—	—	—	—

Total Operating Expenses	93,807	80,627	170,365	160,428

Operating Income	39,736	42,373	68,308	51,222

Interest Expense	(33,309)	(29,274)	(63,661)	(56,407)
Cellular Investment Income	1,821,088	1,601,640	3,732,674	2,893,219

Net Income	$1,088,545	$960,857	$2,224,827	$1,718,849

Phonery Segment

The Phonery segment represented 10.0% of the consolidated operating revenues for the three-month period ended June 30, 2006 and 11.23% of the consolidated operating revenues for the six-month period ended June 30, 2006 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Revenues:	$422,696	$444,773	$954,301	$903,381

Operating Expenses, Excluding Depreciation
and Amortization	214,823	203,535	445,225	451,000
Depreciation and Amortization Expenses	12,340	21,280	33,620	42,560

Total Operating Expenses	227,163	224,815	478,845	493,560

Operating Income	195,533	219,958	475,456	409,821

Net Income	$116,401	$130,941	$283,039	$243,966

Operating revenue decreased $22,077 or 15.9%, for the three months ended June 30, 2006 compared to the same period ended 2005. Operating revenue increased $50,920 or 5.6% for the six months ended June 30, 2006 compared to the same period in 2005. The Phonery segment experienced increased operating revenues for the six months ended June 30, 2006 due to increased sales of CPE, and increased revenues from transport operations. These increases were offset by a decrease in the resale of long distance toll revenues of approximately $15,000.

Operating expenses, excluding depreciation and amortization increased $11,288 or 5.5% for the three months ended June 30, 2006 and decreased $5,775 or 1.3% for the six months ended June 30, 2006 compared to the same periods in 2005. This six-month decrease in operating expenses occurs as this segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $8,940 or 4.3% for the three months ended June 30, 2006 compared with the same period in 2005. Depreciation and amortization expenses decreased $8,940 or 2.1% for the six months ended June 30, 2006 compared to the same period in 2005. These decreases were due to long-lived asset that have become fully depreciated.

Operating income decreased by $24,425 or 11.1% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This three-month decrease in income was primarily the result of the decrease in operating revenues. Operating income increased $65,635 or 16.0% for the six months ended June 30, 2006 compared to the same period in 2005. The six-month increase in operating income was the result of increased operating revenues and decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus stockholders’ equity) for the Company was $44,707,749 at June 30, 2006, reflecting 74.6% equity and 25.4% debt. This compares to a capital structure of $44,143,281 at December 31, 2005, reflecting 71.5% equity and 28.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $2,061,749 for the six-month period ended June 30, 2006 compared to $3,481,534 for the six-month period ended June 30, 2005. This $1,419,785 decrease is mainly the result of the increase in cellular investment income, the decrease in receivables and the decrease in accrued income taxes. Cash flows from operations for the six months ended June 30, 2006 and 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,361,030 for the six months ended June 30, 2006 compared to $1,076,011 for the same period in 2005. Capital expenditures relating to on-going businesses were $1,067,022 during the first six months of 2006 as compared to $987,069 for the same period in 2005. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $3,235,000 in 2006.

Cash flows used by financing activities were $2,179,073 for the six-month period ended June 30, 2006 compared to cash flows used by financing activities of $2,102,234 for the six-month period ended June 30, 2005. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $920,778 during the first six months of 2006 and $852,234 during the first six months of 2005. This represented a dividend of $.09 per share per quarter for 2006 and $.0833 per share per quarter for 2005. The Board of Directors makes dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company has made no announcements or plans to change the dividends above or below historic levels for the remainder of 2006. The Company does not expect its payout of dividends at the existing level to negatively affect the liquidity of the Company.

Sale of MWH

As previously disclosed, on November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel is $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt.

If the transaction is consummated, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80 Million, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing.

United States Cellular Corporation initiated proceedings at the FCC and in Delaware State Court, however, contesting the definitive agreement. In an opinion dated June 7, 2006, the Delaware State Court found in favor of MWH, and the transaction is currently moving forward towards closing. MWH currently expects to close the transaction late in the third quarter or early in the fourth quarter of 2006, subject to the satisfaction of customary conditions and receipt of regulatory approvals. See Item 5, Other Information on this Form 10-Q on page 27.

Although the Company had not definitely determined how it would use the proceeds from the sale of MWH, it is currently analyzing a number of alternatives, including the reduction of its indebtedness, the payment of a special dividend and the acquisition of one or more businesses that would complement its existing business segments, and is proceeding with the acquisition of Hector Communication Corporation described below.

Pending Acquisition of Hector Communications Corporation

On June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communications Corporation and HAC would merge, with Hector Communications Corporation becoming the surviving corporation. The aggregate consideration to the shareholders of Hector Communication Corporation and other transaction expenses will be approximately $155 million. The closing of this transaction is contingent upon the closing of the MWH sale to Alltel, along with the satisfaction of customary conditions and receipt of regulatory approvals. New Ulm intends to finance its portion of the transaction through a combination of proceeds from the MWH sale, working capital and possible borrowings.

Working Capital

The Company had a working capital deficit of $702,006 as of June 30, 2006, compared to working capital deficit of $643,919 as of December 31, 2005. The increase of $58,087 in working capital deficit reflects the Company’s decrease in cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.2 as of June 30, 2006 and 1.0:1.2 as of December 31, 2005.

Long-Term Debt

See Note 3 on page 9 of this Form 10-Q.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt. The Company believes its current debt to total capital proportions of 25 to 75 percent will be adequate for the foreseeable future.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes” (FASB No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate and a 30-day fixed rate based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. If interest rates for the portion of the Company’s long-term debt based on variable rates and 30-day fixed rates, which ranged between 5.92% and 7.01%, had averaged 10% more for the first six months of 2006, the Company’s interest expense would have increased approximately $44,000. In October 2005, the Company began converting a portion of its variable-rate debt to short-term fixed rate debt to mitigate its exposure to rising interest rates.

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

PART II.   OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Other than the additional risk factors described below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005.

Ability to Complete Acquisition of Hector Communications Corporation

On June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation. The acquisition of any new business always carries with it certain risks. There can be no assurance that New Ulm, together with its partners, will be able to profitably manage Hector Communications Corporation.

New Ulm must comply with the Section 404 in connection with its 2006 year end financial statements

As of June 30, 2006 (the last day of the second quarter of the Company’s fiscal year), the market capitalization for the Company’s common stock held by non-affiliates (persons other than directors and officers) was approximately $81 million. The Company will therefore become an accelerated filer in connection with its filing of the financial statements for the year ended December 31, 2006. As a result, the Company will be required to obtain certification from its independent outside accountants that its internal control procedures are in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules. The Company expects to incur additional expenses in the third and fourth quarters of 2006 in preparing to meet this certification. The Company also expects additional expenses in connection with its 2006 audit and certification by the public accountants in achieving these certifications.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held May 18, 2006 in New Ulm, MN. The total number of shares outstanding and entitled to vote at the meeting was 5,115,435 of which 3,802,264 shares were present either in person or by proxy. The election of directors was the only matter presented to stockholders.

Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES
Rosemary Dittrich	3,558,501	36,608	12,813
Mary Ellen Domeier	3,507,826	37,468	12,813
Gary Nelson	3,531,447	13,247	12,813

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2007 Annual Meeting	2008 Annual Meeting
James Jensen	Paul Erick
Perry Meyer	Duane Lambrecht

ITEM 5.   OTHER INFORMATION

Sale of MWH

As previously disclosed, on November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel totals $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt. If the transaction is consummated, the Company expects its portion of the proceeds from the sale before taxes to be approximately $80 Million, with approximately 90% of the proceeds to be received shortly after closing and the remaining amount to be paid at six months and at fifteen months after closing.

United States Cellular Corporation initiated proceedings at the FCC and in Delaware State Court, however, contesting the definitive agreement. In an opinion dated June 7, 2006, the Delaware State Court found in favor of MWH, and the transaction is currently moving forward towards closing. MWH currently expects to close the transaction late in the third quarter or early in the fourth quarter of 2006, subject to the satisfaction of customary conditions and receipt of regulatory approvals.

Although the Company has not definitely determined how it would use the proceeds from the sale of Midwest, it is currently analyzing a number of alternatives, including the reduction of its indebtedness, the payment of a special dividend and the acquisition of one or more businesses that would complement its existing business segments, such as the acquisition of Hector described below.

Pending Acquisition of Hector Communications Corporation

On June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communication Corporation and HAC would merge, with Hector Communication Corporation becoming the surviving corporation. The aggregate consideration of the shareholders of Hector Communication Corporation and other transaction expenses will be approximately $155 million. The closing of this transaction is contingent upon the closing of the MWH sale to Alltel, along with the satisfaction of customary conditions and receipt of regulatory approvals. New Ulm intends to finance its portion of the transaction through a combination of proceeds from the MWH sale, working capital and possible borrowings.

ITEM 6.   EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 29 of this Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: August 8, 2006	By	/s/ Bill Otis
Bill Otis, President

Dated: August 8, 2006	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 27, 2006, by and among Blue Earth Valley Communications, Inc., Arvig Enterprises, Inc., New Ulm Telecom, Inc., Hector Acquisition Corp. and Hector Communications Corporation, incorporated by reference from Exhibit 2.1 to Form 8-K of Hector Communication Corporation dated June 26, 2006 and filed on June 30, 2006.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002