Form 10-Q
period 2006-09-30
NEW ULM TELECOM INC
filed 2006-11-13
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2006: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2006

NEW ULM TELECOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$1,733,970	$2,706,764
Receivables, net of allowance for doubtful accounts of $248,502 and $205,000	917,123	1,057,174
Prepaid Income Taxes	175,022	—
Inventories	290,238	252,068
Prepaid expenses	140,406	257,785
	3,256,759	4,273,791

INVESTMENTS AND OTHER ASSETS
Cellular investments	24,165,876	20,968,727
Goodwill and intangibles, net of amortization	3,238,746	3,240,285
Other	1,826,439	1,555,527
	29,231,061	25,764,539

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	59,683,888	58,827,850
Video plant	2,577,553	2,486,188
Other property and equipment	2,837,362	2,698,413
	65,098,803	64,012,451
Less Accumulated Depreciation	41,886,649	38,746,872
	23,212,154	25,265,579

TOTAL ASSETS	$55,699,974	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
CURRENT LIABILITIES
Current portion of long-term debt	$2,516,796	$2,516,796
Accounts payable	609,432	972,150
Accrued income taxes	—	673,994
Other accrued taxes	84,049	78,817
Other accrued liabilities	709,938	675,953
	3,920,215	4,917,710

LONG-TERM DEBT, less current portion	10,714,335	12,597,630

NON-CURRENT LIABILITIES
Loan guarantee	357,585	375,000
Deferred income taxes	6,033,325	5,867,918
	6,390,910	6,242,918

STOCKHOLDERS’ EQUITY
Preferred stock - $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	26,148,789	23,019,926
	34,674,514	31,545,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,699,974	$55,303,909

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
OPERATING REVENUES
Local network	$988,492	$979,128	$2,936,735	$2,991,065
Network access	1,670,655	1,840,268	4,479,286	5,078,516
Directory advertising, billing and other services	122,442	150,133	368,860	401,433
Video services	517,212	501,753	1,566,957	1,500,275
Internet services	397,512	379,965	1,175,410	1,020,251
Other nonregulated services	613,676	592,062	1,806,650	1,707,093
	4,309,989	4,443,309	12,333,898	12,698,633

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	602,933	588,412	1,846,394	1,705,061
Cost of video services	368,433	364,208	1,110,277	1,090,943
Cost of internet services	152,934	163,301	468,616	437,360
Cost of other nonregulated services	299,233	289,674	850,729	835,943
Depreciation and amortization	1,070,298	1,060,064	3,209,904	3,182,888
Selling, general and administrative	794,278	882,987	2,690,022	2,691,858
	3,288,109	3,348,646	10,175,942	9,944,053

OPERATING INCOME	1,021,880	1,094,663	2,157,956	2,754,580

OTHER (EXPENSES) INCOME
Abandoned Acquisition Costs - Note 6	(27,737)	—	(27,737)	—
Interest expense	(223,083)	(214,099)	(661,343)	(594,174)
Interest income	11,674	10,569	51,763	61,902
Cellular investment income	2,192,715	1,529,144	5,925,389	4,422,363
Other investment income (expense)	(22,734)	(42,210)	117,414	157,392
	1,930,835	1,283,404	5,405,486	4,047,483

INCOME BEFORE INCOME TAXES	2,952,715	2,378,067	7,563,442	6,802,063

INCOME TAXES	1,186,226	923,071	3,053,412	2,714,327

NET INCOME	$1,766,489	$1,454,996	$4,510,030	$4,087,736

BASIC AND DILUTED NET INCOME PER SHARE	$0.35	$0.28	$0.88	$0.80

DIVIDENDS PER SHARE	$0.0900	$0.0833	$0.2700	$0.2499

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2005 AND

NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2004	5,115,435	$8,525,725	$19,298,613

Net income			5,460,052
Dividends			(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income			4,510,030
Dividends			(1,381,167)

BALANCE on September 30, 2006	5,115,435	$8,525,725	$26,148,789

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,510,030	$4,087,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,209,904	3,182,888
Cellular investment income	(5,925,389)	(4,422,363)
Distributions from cellular investments	2,728,240	1,814,353
Deferred income tax	165,407	(199,651)
Decrease (Increase) in:
Receivables	(34,971)	414,770
Inventories	(38,170)	(87,606)
Prepaid expenses	117,379	124,299
Increase (Decrease) in:
Accounts payable	28,088	(404,243)
Accrued income taxes	(673,994)	525,866
Other accrued taxes	5,232	1,213
Other accrued liabilities	33,985	146,832
Net cash provided by operating activities	4,125,741	5,184,094

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,545,746)	(1,346,624)
Other, net	(288,327)	(46,731)
Net cash used in investing activities	(1,834,073)	(1,393,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,883,295)	(1,882,895)
Dividends paid	(1,381,167)	(1,278,350)
Net cash used by financing activities	(3,264,462)	(3,161,245)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(972,794)	629,494

CASH AND CASH EQUIVALENTS
at Beginning of Period	2,706,764	2,739,389

CASH AND CASH EQUIVALENTS
at End of Period	$1,733,970	$3,368,883

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

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company’s effective income tax rate is higher than the federal rate due to the effect of state income taxes.

The balance sheets and statement of stockholders’ equity as of September 30, 2006, and statements of income and the statements of cash flows for the periods ended September 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2006 and for the nine-month periods ended September 30, 2006 and 2005 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended September 30:

	2006	2005
Interest	$655,226	$580,664
Income taxes	$3,621,000	$1,992,500

Noncash investing activities included $134,866 and $68,884 during the periods ended September 30, 2006 and 2005, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2006 and 2005.

NOTE 3 – SECURED REDUCING REVOLVING CREDIT FACILITY

In 2001, the Company entered into a $15 million secured ten-year reducing revolving credit facility with CoBank, ACB, maturing in 2011. At September 30, 2006, there were $7,875,000 of direct borrowings outstanding under this facility. Interest on this loan is variable based on CoBank, ACB’s reference rate, and a 30-day fixed rate based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. The variable interest rate on this loan was 6.99% at September 30, 2006. The 30-day fixed interest rate on this loan was 6.32% at September 30, 2006. The Company also entered into a $10 million secured ten-year reducing revolving credit facility during 2001 with CoBank, ACB, maturing in 2011. At September 30, 2006, there were $5,250,000 of direct borrowings outstanding under this facility. Interest on this loan is variable based on CoBank, ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. The variable interest rate on this loan was 6.99% at September 30, 2006. The 30-day fixed interest rate on this loan was 6.32% at September 30, 2006.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2006, the Company had goodwill for wireline acquisitions of $3,218,906, and goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906 associated with wireline acquisitions under SFAS 142 and has determined that the goodwill associated with this investment is unimpaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired.

The Company owned 9.88% of Midwest Wireless Holdings, LLC (MWH) at September 30, 2006 (9.88% at December 31, 2005). The Company accounts for its investment in MWH using the equity method, and earnings from the investment are material to the Company’s net income. At December 31, 2005, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired. See Note 7 – Subsequent Events.

The components of goodwill are summarized below:

	September 30, 2006	December 31, 2005

Goodwill on wireline acquisitions	$3,218,906	$3,218,906
Goodwill on cellular equity investments	4,890,389	4,890,389
	$8,109,295	$8,109,295

Definite lived intangibles are summarized below:

	September 30, 2006	December 31, 2005

Gross carrying amount	$30,785	$30,785
Accumulated amortization	(10,945)	(9,405)
	$19,840	$21,380

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

NOTE 5 – SEGMENT INFORMATION (continued)

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended September 30, 2006
Operating Revenues	$3,935,466	$6,952,250	$461,942	$(7,039,669)	$4,309,989
Depreciation and Amortization	1,053,488	788,718	16,810	(788,718)	1,070,298
Operating Expenses, Excluding
Depreciation and Amortization	2,124,896	4,212,870	230,113	(4,350,068)	2,217,811
Operating Income	757,082	1,950,662	215,019	(1,900,883)	1,021,880
Interest Expense	(189,874)	(314,447)	—	281,238	(223,083)
Cellular Investment Income	—	—	—	2,192,715	2,192,715
Other Investment Income (Expense)	(38,797)	573,070	—	(573,070)	(38,797)
Income Taxes	(212,625)	(886,583)	(87,018)	—	(1,186,226)
Net Income	$315,786	$1,322,702	$128,001	$—	$1,766,489

Total Assets	$90,383,935	$54,263,508	$6,503,300	$(95,450,769)	$55,699,974

Capital Expenditures	$478,724	$721,539	$—	$(721,539)	$478,724

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended September 30, 2005
Operating Revenues	$4,081,915	$6,516,556	$473,001	$(6,628,163)	$4,443,309
Depreciation and Amortization	1,038,783	806,833	21,281	(806,833)	1,060,064
Operating Expenses, Excluding
Depreciation and Amortization	2,195,518	3,844,002	248,661	(3,999,599)	2,288,582
Operating Income	847,614	1,865,721	203,059	(1,821,731)	1,094,663
Interest Expense	(182,369)	(213,285)	—	181,555	(214,099)
Cellular Investment Income	—	—	—	1,529,144	1,529,144
Other Investment Income (Expense)	(31,641)	(111,032)	—	111,032	(31,641)
Income Taxes	(217,484)	(623,409)	(82,178)	—	(923,071)
Net Income	$416,120	$917,995	$120,881	$—	$1,454,996

Total Assets	$85,314,160	$51,519,409	$5,842,318	$(87,862,993)	$54,812,894

Capital Expenditures	$359,555	$453,703	$—	$(453,703)	$359,555

NOTE 5 – SEGMENT INFORMATION (continued)

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Operating Revenues	$11,237,102	$20,785,265	$1,416,243	$(21,104,712)	$12,333,898
Depreciation and Amortization	3,159,474	2,349,590	50,430	(2,349,590)	3,209,904
Operating Expenses, Excluding
Depreciation and Amortization	6,728,234	12,412,760	675,338	(12,850,294)	6,966,038
Operating Income	1,349,394	6,022,915	690,475	(5,904,828)	2,157,956
Interest Expense	(564,473)	(608,925)	—	512,055	(661,343)
Cellular Investment Income	—	—	—	5,925,389	5,925,389
Other Investment Income (Expense)	141,440	532,616	—	(532,616)	141,440
Income Taxes	(374,900)	(2,399,077)	(279,435)	—	(3,053,412)
Net Income	$551,461	$3,547,529	$411,040	$—	$4,510,030

Total Assets	$90,383,935	$54,263,508	$6,503,300	$(95,450,769)	$55,699,974

Capital Expenditures	$1,545,746	$2,290,970	$—	$(2,290,970)	$1,545,746

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Nine Months Ended September 30, 2005
Operating Revenues	$11,762,002	$18,355,402	$1,376,382	$(18,795,153)	$12,698,633
Depreciation and Amortization	3,119,047	2,292,877	63,841	(2,292,877)	3,182,888
Operating Expenses, Excluding
Depreciation and Amortization	6,596,467	10,879,776	699,661	(11,414,739)	6,761,165
Operating Income	2,046,488	5,182,749	612,880	(5,087,537)	2,754,580
Interest Expense	(506,037)	(731,417)	—	643,280	(594,174)
Cellular Investment Income	—	—	—	4,422,363	4,422,363
Other Investment Income (Expense)	219,294	(21,894)	—	21,894	219,294
Income Taxes	(673,700)	(1,792,594)	(248,033)	—	(2,714,327)
Net Income	$1,086,045	$2,636,844	$364,847	$—	$4,087,736

Total Assets	$85,314,160	$51,519,409	$5,842,318	$(87,862,993)	$54,812,894

Capital Expenditures	$1,346,624	$2,290,071	$—	$(2,290,071)	$1,346,624

NOTE 6 – ABANDONED ACQUISITION COSTS

During 2006, the Company incurred certain due diligence and other costs in an attempt to acquire another company. The planned acquisition was unsuccessful and the related costs incurred were charged to expense at the time the potential acquisition was abandoned. The $27,737 in abandoned acquisition costs represents expenses incurred during the first nine months of 2006.

NOTE 7 – SUBSEQUENT EVENTS

Sale of MWH

As previously disclosed, on November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel is $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt.

The transaction was completed on October 2, 2006, and New Ulm Telecom, Inc. received approximately $74 Million or 90% of its proceeds on October 6, 2006 as disclosed in our 8-K filing dated October 10, 2006. New Ulm expects to receive the remaining amounts currently in escrow in April 2007 and January 2008. Respectively, these additional payments of approximately $3 million in April 2007 and $5 million in January 2008, are subject to certain contingencies.

Acquisition of Hector Communications Corporation

As previously disclosed, on June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communications Corporation and HAC would merge, with Hector Communications Corporation becoming the surviving corporation.

This transaction was completed on November 3, 2006 and as announced in its 8-K filing, New Ulm Telecom, Inc. has acquired a one-third interest in Hector Communications Corporation through the previously announced merger with Hector Acquisition Corporation. Hector Acquisition Corporation acquired all of the outstanding shares of Hector Communications Corporation stock for $36.40 per share. Each of the three owners will provide management and other operational services to Hector Communications Corporation and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of Hector Communications Corporation.

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

OVERVIEW

The Company operates three business segments. The majority of its operations consist of the Telecom segment, which provides telephone services, Internet services, and cable television services to numerous communities in Minnesota and Iowa. A second segment, the Cellular segment, includes the sales and service of cellular phones and accessories, and prior to October 2, 2006, included a 9.88% interest in Midwest Wireless Holdings L.L.C. (MWH), was recorded using the equity method of accounting. The Company uses proportionate consolidation in its segment reporting because this is how the Chief Operating Decision Maker (CODM) reviews the performance of MWH. The third segment, the Phonery segment, includes the sales and service of customer premise equipment, transport operations, and the resale of long distance toll service.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $4,309,989 for the three months ended September 30, 2006, for a decrease of 3.0% or $133,320 compared to the same period in 2005. Total operating revenues were $12,333,898 for the nine months ended September 30, 2006, for a decrease of $364,735 or 2.9% compared to the same period in 2005. The Telecom segment was responsible for these decreases. The Telecom segment experienced a decrease in its network access revenues for the nine-months ended September 30, 2006 compared to 2005 as a result of a change to 2005 cost study estimates that increased revenues by $493,178. The 2005 change to the prior years’ estimate was due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results, cost separation procedures and rate of return experience. The Telecom segment achieved increases in its operating revenues for video and Internet services.

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

In addition to the loss of access revenue due to declining access minutes of use, the Company also faces challenges as a result of increasing competition due to the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications carriers. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC has an open docket on intercarrier compensation as well as several dockets on VoIP. In February 2005, the FCC issued a Further Notice of Public Rule Making and has received voluminous comments reflecting diverse opinions for intercarrier compensation reform. On July 24, 2006, the National Association of Regulatory Commissioners Task Force on Intercarrier Compensation filed an intercarrier compensation reform plan (Missoula Plan) with the FCC. The FCC sought comments on the Missoula Plan by September 25, 2006 with reply comments due on or before November 9, 2006. The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

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

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories for the nine months ended September 30, 2006. The Phonery segment experienced an increase in operating revenues for the nine months ended September 30, 2006 due to increased sales of customer premise equipment (CPE), and increased revenues from transport operations.

OPERATING EXPENSES:

Operating expenses for the three months ended September 30, 2006 decreased $60,537, or 1.8%, compared to the same period in 2005. Operating expenses for the nine months ended September 30, 2006 increased $231,889 or 2.3%. The Telecom segment was responsible for $172,194 of the increase in operating expenses for the nine months ended September 30, 2006. Depreciation expense for the Telecom segment increased $40,427 for the first nine months of 2006 compared to 2005, as the Company continues to make investments in the Telecom segment’s infrastructure. The majority of the increase in operating expenses was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet services. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves. The Cellular segment was responsible for $36,821 of the increase for the nine months ended September 30, 2006 due to costs associated with increased sales of cellular phones and accessories.

OPERATING INCOME:

Operating income for the three months ended September 30, 2006 decreased $72,783 or 6.6% over the three months ended September 30, 2005. Operating income for the nine-months ended September 30, 2006 decreased $596,624 or 21.7% compared to the nine-months ended September 30, 2005. The decrease in income for the nine months ended September 30, 2006 was primarily due to (1) the decrease in network access revenues resulting from the adjustment to 2004 estimated access revenue recorded in 2005, offset by increases in video, Internet and other nonregulated service revenues, and (2) the increase in operating expenses and depreciation and amortization expenses from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended September 30, 2006 increased $647,431 compared to the three months ended September 30, 2005. Other income increased $1,358,003 for the nine-months ended September 30, 2006 compared to the same period in 2005.

The Company’s cellular investment income increased $1,503,026 during the first nine months of 2006 over the same period in 2005, as the profitability of MWH continued to grow. The Company believes that the 2006 increase in the Company’s cellular investment income can be attributed to results from the significant investment made by MWH to enhance its network with the latest technology to provide customers with new phones, new features and new service plan options.

Other investment income decreased $77,854 for the nine months ended September 30, 2006 over the same period in 2005. This decrease was due to a decrease in the patronage income received from CoBank, ACB, a cooperative lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing and a decrease in income due to the $27,737 in abandoned acquisition costs (See Note 6 – Abandoned Acquisition Costs). These decreases were offset by an increase of investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the 2006 nine-months period as compared to 2005.

Interest expense increased $18,984 in the three-months ended and $67,169 in the nine-months ended September 30, 2006 compared to the prior year. The increase in interest expense was due to rising interest rates.

NET INCOME:

Net income was $1,766,489 for the three months ended September 30, 2006 compared with $1,454,996 for the same period in 2005. Net income was $4,510,030 for the nine-months ending September 30, 2006 compared with $4,087,736 in the same nine-month period in 2005. The $311,493 or 21.4% increase in net income for the three-months ended September 30, 2006 and the nine-month increase of $422,294 or 10.3% were primarily attributed to the increase in cellular investment income.

 Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Income:
Telecom Segment	$757,082	$847,614	$1,349,394	$2,046,488
Cellular Segment	49,779	43,990	118,087	95,212
Phonery Segment	215,019	203,059	690,475	612,880

Total	1,021,880	1,094,663	2,157,956	2,754,580
Other Income	2,153,918	1,497,503	6,066,829	4,641,657
Interest Expense	(223,083)	(214,099)	(661,343)	(594,174)
Income Taxes	(1,186,226)	(923,071)	(3,053,412)	(2,714,327)

Net Income	$1,766,489	$1,454,996	$4,510,030	$4,087,736

Basic and Diluted Earnings Per Share	$.35	$.28	$.88	$.80

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 86.5% of the Company’s consolidated operating revenues for the three-months ended September 30, 2006 and 85.2% of the Company’s consolidated operating revenues for the nine-months ended September 30, 2006, before intercompany eliminations. Revenues are primarily earned by providing approximately 16,600 customers access to the local network in Minnesota and Iowa, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, and through billing and collecting for various long distance companies. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-months ending September 30, 2006 decreased $146,449 or 3.6% compared to the same period in 2005. Total Telecom segment revenues for the nine-months ending September 30, 2006 decreased $524,900 or 4.5% compared to the same period in 2005. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenues:
Local Network	$1,011,943	$1,002,579	$3,007,088	$3,061,418
Network Access	1,677,855	1,847,468	4,500,886	5,100,368
Other	1,245,668	1,231,868	3,729,128	3,600,216

Total Operating Revenues	3,935,466	4,081,915	11,237,102	11,762,002

Operating Expenses, Excluding Depreciation and Amortization	2,124,896	2,195,518	6,728,234	6,596,467
Depreciation and Amortization Expenses	1,053,488	1,038,783	3,159,474	3,119,047

Total Operating Expenses	3,178,384	3,234,301	9,887,708	9,715,514

Operating Income	757,082	847,614	1,349,394	2,046,488

Net Income	$315,786	$416,120	$551,461	$1,086,045

Local network revenue increased in the Telecom segment by $9,364 or 0.9% for the three months ended September 30, 2006 compared to the same period in 2005. Local network revenue decreased in the Telecom segment by $54,330 or 1.8% for the nine months ended September 30, 2006 compared to the same period in 2005. Local network revenue increased during the three months ended September 30, 2006 compared to the same period in 2005 due to a 7.0% increase in businesses utilizing Centrex service. Centrex service is a voice communications system that is managed from Telecom segment’s central office. Local network revenue decreased during the nine-months ended September 30, 2006 as compared to the same period in 2005 as a result of a decrease in access lines of approximately 230 for the first nine months of 2006 and compared to the same period in 2005, and reduced charges for DSL wholesale service. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform or a cable modem platform.

Network access revenue decreased $169,613 or 9.2% for the three months ended September 30, 2006 compared with the same period in 2005. Network access revenue decreased $599,482 or 11.8% for the nine months ended September 30, 2006 compared to the same period in 2005. The network access revenues declined during the period ended September 30, 2006 compared to 2005 as a result of a 2005 change in estimate that increased 2005 revenues by $493,178 that was recorded in June 2005. The 2005 adjustment to the prior years’ estimate was due to interstate settlement adjustments resulting from changes in expense and plant investment levels relating to operating results and cost separation procedures and rate of return experience. The decrease in network access revenue was also due to an overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The Telecom segment experienced a 14.9% decrease in access minutes for the nine months ended September 30, 2006 compared to the same period in 2005. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested over $10 million in capital expenditures since 2003. These capital expenditures have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $13,800 or 1.1% for the three months ended September 30, 2006 compared with the same period in 2005. Other operating revenues increased $128,912 or 3.6% for the nine months ended September 30, 2006 compared with the same period in 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, MN. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, MN was responsible for $66,682 of the increase in these revenues for the nine months ended September 30, 2006. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, decreased $70,622 or 3.2% for the three-months ended September 30, 2006 and increased $131,767 or 2.0 for the nine-months ended September 30, 2006 compared with the same periods in 2005. The increases in cash operating expenses were the result of increased plant operations costs, and the increasing expenses associated with the expanded array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The continued growth in video and DSL customers also contributed to the increase in cash operating expenses. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company also strives for cost efficiencies and technological improvements to enhance its operating margins for the Telecom segment.

Depreciation and amortization expenses increased $14,705 or 1.4% for the three months ended September 30, 2006 compared with the same period in 2005. Depreciation and amortization expenses increased $40,427 or 1.3% for the nine months ended September 30, 2006 compared with the same period ended September 30, 2005. The increases were due to the Company’s continued investments in the Telecom segment’s infrastructure.

Operating income decreased $90,532 or 10.7% for the three months ended September 30, 2006 compared with the same period in 2005. Operating income decreased $697,094 or 34.1% for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease in operating income for the nine months ended September 30, 2006 was primarily due to decreases in network access revenues compared to the same period in 2005. The decrease in operating income was also partially due to the cost of providing additional services (video and DSL) to an increasing customer base, and additional plant operating expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The $524,900 decrease in revenues combined with a $172,194 increase in operating expenses resulted in the $697,094 decrease in operating income for the nine months ended September 30, 2006.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH. The operating income from sales of cellular phones and accessories increased by $32,673 for the three-months ending September 30, 2006 and $59,696 for the nine-months ending September 30, 2006 as compared to the same periods in 2005, due primarily to an increase in the sale of cellular phones. The cellular partnership income increased $663,571 or 143.4% for the three months ended September 30, 2006 compared to the same period ended in 2005, and increased $1,503,026 or 34.0% for the nine months ended September 30, 2006 as compared to September 30, 2005. These increases were the result of revenue and income growth as MWH continues to gain market share and offer customers new phones, new features and new service plan options. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company records its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviews the performance of MWH using the proportionate method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Proportionate Method:
Operating Revenues	$6,800,516	$6,397,495	$20,394,858	$18,024,691

Operating Expenses, Excluding Depreciation and Amortization	4,110,915	3,768,931	12,140,440	10,644,277
Depreciation and Amortization Expenses	788,718	806,833	2,349,589	2,292,877

Total Operating Expenses	4,899,633	4,575,764	14,490,029	12,937,154

Operating Income	1,900,883	1,821,731	5,904,829	5,087,537

Net Income	$2,192,715	$1,529,144	$5,925,389	$4,422,363

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenues:	$151,734	$119,061	$390,407	$330,711

Operating Expenses, Excluding Depreciation and Amortization	101,955	75,071	272,320	235,499
Depreciation and Amortization Expenses	—	—	—	—

Total Operating Expenses	101,955	75,071	272,320	235,499

Operating Income	49,779	43,990	118,087	95,212

Interest Expense	(33,209)	(31,730)	(96,870)	(88,137)
Cellular Investment Income	2,192,715	1,529,144	5,925,389	4,422,363

Net Income	$1,322,702	$917,995	$3,547,529	$2,636,844

Phonery Segment

The Phonery segment represented 10.2% of the consolidated operating revenues for the three-months ended September 30, 2006 and 10.9% of the consolidated operating revenues for the nine-months ended September 30, 2006 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Revenues:	$461,942	$473,001	$1,416,243	$1,376,382

Operating Expenses, Excluding Depreciation and Amortization	230,113	248,661	675,338	699,661
Depreciation and Amortization Expenses	16,810	21,281	50,430	63,841

Total Operating Expenses	246,923	269,942	725,768	763,502

Operating Income	215,019	203,059	690,475	612,880

Net Income	$128,001	$120,881	$411,040	$364,847

Operating revenue decreased $11,059 or 2.3%, for the three months ended September 30, 2006 compared to the same period ended 2005. Operating revenue increased $39,861 or 2.9% for the nine months ended September 30, 2006 compared to the same period in 2005. The Phonery segment experienced increased operating revenues for the nine months ended September 30, 2006 due to increased sales of CPE, and increased revenues from transport operations. These increases were offset by a decrease in the resale of long distance toll revenues of approximately $16,000.

Operating expenses, excluding depreciation and amortization decreased $18,548 or 7.5% for the three months ended September 30, 2006 and decreased $24,323 or 3.5% for the nine months ended September 30, 2006 compared to the same periods in 2005. This nine-month decrease in operating expenses occurs as this segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $4,471 or 21.0% for the three months ended September 30, 2006 compared with the same period in 2005. Depreciation and amortization expenses decreased $13,411 or 21.0% for the nine months ended September 30, 2006 compared to the same period in 2005. These decreases were due to long-lived assets that have become fully depreciated.

Operating income increased by $11,960 or 5.9% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This three-month increase in income was primarily the result of the decrease in operating expenses. Operating income increased $77,595 or 12.7% for the nine months ended September 30, 2006 compared to the same period in 2005. The nine-month increase in operating income was the result of increased operating revenues and decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus stockholders’ equity) for the Company was $45,388,849 at September 30, 2006, reflecting 76.4% equity and 23.6% debt. This compares to a capital structure of $44,143,281 at December 31, 2005, reflecting 71.5% equity and 28.5% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $4,125,741 for the nine-months ended September 30, 2006 compared to $5,184,094 for the nine-months ended September 30, 2005. This $1,058,353 decrease is mainly the result of the increase in accounts payable, the decrease in receivables and the decrease in accrued income taxes. Cash flows from operations for the nine months ended September 30, 2006 and 2005 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $1,834,073 for the nine months ended September 30, 2006 compared to $1,393,355 for the same period in 2005. Capital expenditures relating to on-going businesses were $1,545,746 during the first nine months of 2006 as compared to $1,346,624 for the same period in 2005. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $3,235,000 in 2006, and through September 30, 2006 had plant additions of $1,545,746.

Cash flows used by financing activities were $3,264,462 for the nine-months ended September 30, 2006 compared to cash flows used by financing activities of $3,161,245 for the nine-months ended September 30, 2005. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $1,381,167 during the first nine months of 2006 and $1,278,350 during the first nine months of 2005. This represented a dividend of $.09 per share per quarter for 2006 and $.0833 per share per quarter for 2005. The Board of Directors makes dividend declarations based on earnings, capital requirements and the operating and financial condition of the Company. Although the Company has made no announcements regarding plans to change its quarterly dividend in the fourth quarter of 2006, it does not expect the continued payout of quarterly dividends at the existing 2006 level would negatively affect the liquidity of the Company.

In addition to its regular quarterly dividends, on October 10, 2006, the Company announced a special dividend of $2.75 per share that was paid on October 25, 2006 to shareholders of record as of October 20, 2006.

Sale of MWH

As previously disclosed, on November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel was $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt.

As previously disclosed, on October 6, 2006, the Company received proceeds of appoximately $74 million from sale of its ownership interest in MWH. Subsequent to receipt of these funds, the Company took or intends to take the following actions:

•	Declared and paid a special dividend of $2.75 per share or a total of approximately $14 million in October 2006;

•	Acquired a one-third interest in Hector Communication Corporation for $18 million in a transaction that closed on November 3, 2006.

•

Paid down the balance on its $25 million secured ten-year reducing credit facilities with CoBank, ACB, by approximately $5.25 million to bring the total borrowings under the credit facilities to approximately $7.75 million at October 31, 2006.

•	The Company intends to use approximately $25 million of the proceeds to pay federal and state income taxes on the MWH gains.

Although the Company had not definitely determined how it would use the remaining approximately $12 million in proceeds from the sale of MWH, it is currently analyzing a number of alternatives, including further reduction of its indebtedness, working capital and capital expenditures, and the acquisition of one or more businesses that would complement its existing business segments. Pending use of the remaining proceeds, the Company is investing the proceeds in short-term government securities.

Acquisition of Hector Communications Corporation

As previously disclosed, on June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communications Corporation and HAC would merge, with Hector Communications Corporation becoming the surviving corporation.

This transaction was completed on November 3, 2006 and New Ulm Telecom, Inc. has acquired a one-third interest in Hector Communications Corporation through the previously announced merger with Hector Acquisition Corporation. Hector Acquisition Corporation acquired all of the outstanding shares of Hector Communications Corporation stock for $36.40 per share. Each of the owners will provide management and other operational services to Hector Communications Corporation and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of Hector Communications Corporation.

Working Capital

The Company had a working capital deficit of $663,456 as of September 30, 2006, compared to working capital deficit of $643,919 as of December 31, 2005. Although the Company’s current assets are less than its current liabilities, approximately $2.5 million of it $3.9 million of current liabilities at September 30, 2006 represent the current portion of long-term debt payable over a 12 month period. The Company believes its funds from operations and cash from the sale of MWH are adequate to satisfy its working capital and capital resource needs for the next 12 months. The increase of $19,537 in working capital deficit reflects the Company’s decrease in cash and cash equivalents. The ratio of current assets to current liabilities was 1.0:1.2 as of September 30, 2006 and 1.0:1.2 as of December 31, 2005.

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

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted if the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates as its long-term debt is based on a national variable rate and a 30-day fixed rate based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuate over time. If interest rates for the portion of the Company’s long-term debt based on variable rates and 30-day fixed rates, which ranged between 5.92% and 7.01%, had averaged 10% more for the first nine months of 2006, the Company’s interest expense would have increased approximately $66,000. In October 2005, the Company began converting a portion of its variable-rate debt to short-term fixed rate debt to mitigate its exposure to rising interest rates.

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

Acquisition of Hector Communications Corporation

On June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation. The transaction was completed on November 3, 2006. The acquisition of any new business always carries with it certain risks. While thorough analysis of management requirements has taken place, unforeseen issues pose risk in ensuring New Ulm, together with its partners, will be able to profitably manage Hector Communications Corporation.

New Ulm must comply with Section 404 in connection with its 2006 year end financial statements

As of June 30, 2006 (the last day of the second quarter of the Company’s fiscal year), the market capitalization for the Company’s common stock held by non-affiliates (persons other than directors and officers) was approximately $81 million. The Company will therefore become an accelerated filer in connection with its filing of the financial statements for the year ended December 31, 2006. As a result, the Company will be required to obtain the opinion of its registered public accounting firm that the Company has maintained effective financial control over financial reporting as of December 31, 2006. The Company expects to incur additional expenses in the fourth quarter of 2006 in preparing to meet this requirement. The Company also expects additional expenses in connection with its 2006 audit or the additional opinion by the public accountants in achieving these certifications.

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

The transaction was completed on October 2, 2006, and New Ulm Telecom, Inc. received 90% of its proceeds or approximately $74 million on October 6, 2006. New Ulm expects to receive the remaining amounts currently in escrow in April 2007 and January 2008. Respectively, these additional payments of approximately $3 million in April 2007 and $5 million in January 2008, are subject to certain contingencies.

Acquisition of Hector Communications Corporation

As previously disclosed on June 27, 2006, New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communications Corporation and HAC would merge, with Hector Communications Corporation becoming the surviving corporation.

This transaction was completed on November 3, 2006 and as announced in New Ulm Telecom, Inc.’s 8-K filing, New Ulm Telecom, Inc. has acquired a one-third interest in Hector Communications Corporation through the previously announced merger with Hector Acquisition Corporation. Hector Acquisition Corporation acquired all of the outstanding shares of Hector Communications Corporation stock for $36.40 per share. Each of the owners will provide management and other operational services to Hector Communications Corporation and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of Hector Communications Corporation.

ITEM 6.  EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 30 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.
Dated: November 10, 2006	By	/s/ Bill Otis
Bill Otis, President

Dated: November 10, 2006	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number	Description

10.1	Hector Acquisition Corporation Shareholder Agreement dated as of November 1, 2006 by and between Arvig Enterprises, Inc., Blue Earth Valley Communications, Inc. and New Ulm Telecom, Inc.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002