Form 10-K
period 2006-12-31
NEW ULM TELECOM INC
filed 2007-03-28
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $80,976,018 based on the last sale price of $16.78 on The OTC Bulletin Board.

The total number of shares of the registrant’s common stock outstanding as of March 12, 2007: 5,115,435.

Documents Incorporated by Reference: Certain information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

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

Item 1.   Business

General Development of Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company’s principal line of business is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services (CATV), Internet access services, including both dial-up access and high-speed digital subscriber line (DSL) access, and long distance service. The Company installs and maintains telephone systems to the areas in and around its ILEC service territory in southern Minnesota and northern Iowa. The Company began offering service as a competitive local exchange carrier (CLEC) in the city of Redwood Falls, Minnesota in 2002. The Company also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa. The Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC) on November 3, 2006. HCC offers ILEC, CATV, and Internet services to various communities in Minnesota and Wisconsin. The Company also had a 9.88% investment in Midwest Wireless Holdings L.L.C. (MWH) a wireless communications provider in southern Minnesota, northern Iowa, and southwestern Wisconsin, which was sold to Alltel Corporation (Alltel) on October 2, 2006.

For purposes of this report, all references to the “Company” mean New Ulm Telecom, Inc. and its subsidiaries.

The Company maintains a website at www.nutelecom.net. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge at www.nutelecom.net, as soon as reasonably practicable after the material is filed with or furnished to the SEC.

The Company and its five wholly-owned subsidiaries are organized into three business segments as follows:

Telecom Segment

•

This Segment contains the operations of the Company’s incumbent local exchange carriers (ILECs): New Ulm Telecom, Inc. (New Ulm), the parent company; Western Telephone Company (Western), a wholly-owned subsidiary; Peoples Telephone Company (Peoples), a wholly-owned subsidiary; the Company’s competitive local exchange carrier (CLEC) New Ulm Telecom, Inc.; the Company’s investment in FiberComm, LC, a CLEC located in Sioux City, Iowa; the Company’s 33.33% ownership in HCC; and the Company’s operations that provide Internet and video services.

Cellular Segment

•

This Segment contains the sales and service of cellular phones and accessories, and the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary, owns 7.55% and Peoples owns 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment

•

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), a wholly-owned subsidiary; Western, and Peoples. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

Financial information about the Company’s industry segments is included commencing on 47 of this Form 10-K.

Narrative Description of Business

Telecom Segment

The Company generates the majority of its revenue from its core business, the operation of three independent telephone companies, its CLEC operations, its Internet and video operations. The Company conducts this core business in the Telecom Segment.

The Telecom Segment operates three ILEC’s (New Ulm, Western, and Peoples) and one CLEC in the City of Redwood Falls, Minnesota. New Ulm and Western are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), and Peoples is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). The Telecom Segment has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2006, the Company served approximately 16,500 access lines. The Company provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn and the adjacent rural areas in Brown, Nicollet, Blue Earth and Redwood counties in south central Minnesota, approximately 90 to 120 miles southwest of Minneapolis, Minnesota. The segment also operates ten cable television systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Cologne, Mayer, New Market Township, and New Germany), and one cable television system in Iowa (the city of Aurelia). These systems serve approximately 5,000 customers.

The telecom segment derives its principal revenues from local service charges to its residential and business subscribers and access charges to inter-exchange carriers for providing the carriers access to the Company’s local phone networks. Revenues are also received from long distance carriers for providing the billing and collection of long distance toll calls to the Company’s subscribers.

Alternatives to the Company’s service include customers’ leasing private line switched voice and data services in or adjacent to the territories served by the Company, which permits the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company’s long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in the industry, New Ulm, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to their customers. These new technologies include the latest release of digital switching technology on all of the ILEC’s switches and installation of SS7 (an out-of-band system) for all of its access lines. New Ulm, Western, and Peoples have also connected fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that protect their local networks and enable them to provide a reliable level of service to their customers. The value of the local network is also enhanced by the ability to offer access to high-speed Internet with DSL to over 98% of their customers. DSL technology offers customers access to high-speed Internet and traditional voice connectivity over the same connection. In addition, New Ulm and Western have enhanced their networks to offer video services over the same facilities that provide their customers with voice and Internet access. This technology is available to approximately 85% of their access lines.

New Ulm currently has competition in the City of Redwood Falls, Minnesota in the provision of traditional telephone service. Qwest is the incumbent provider. New Ulm entered Redwood Falls as a CLEC in September 2002. Competition currently exists in the other communities and areas served by New Ulm, Western or Peoples for traditional telephone service from wireless communications, and the Company expects competition to increase from service providers offering VoIP. The Company is also facing competition in the Minnesota communities of New Ulm, Redwood Falls, and Springfield in the provision of video services. Comcast is the incumbent provider for video services in New Ulm and Mediacom is the incumbent provider in Redwood Falls and Springfield. Several companies also compete with the Company in providing Internet services. New Ulm, Western, and Peoples respond to competitive pressure with active programs to market products, to bundle services and to enhance their infrastructure for higher customer satisfaction.

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

Cellular Segment

The Cellular Segment derives its revenue from the sales and service of cellular phones and accessories, and prior to October 2, 2006 from the Company’s ownership in MWH which was sold to Alltel on October 2, 2006. Cell #9 owned a 7.55% and Peoples owned a 2.33% interest in MWH. MWH provides cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. The Company recorded equity earnings in MWH from Cell #9’s and Peoples’ equity ownership in MWH.

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

On November 6, 2006, the Supporters of the Missoula Plan filed a written ex parte proposing an interim process to address phantom traffic issues (unidentified call traffic) and a related proposal for the creation and exchange of call detail records. On November 8, 2006, the Wireline Competition Bureau released a Public Notice requesting comment on the proposed phantom traffic interim process and call detail record proposal. Thirty-nine (39) comments on this proposal were filed on December 7, 2006 and reply comments were due December 22, 2006.

On December 18, 2006, the Supporters of the Missoula Plan filed a request for additional time to file reply comments on the phantom traffic proposal. Specifically, the Supporters of the Missoula Plan requested that the Commission extend the time for reply comments by two weeks, to January 5, 2007. The FCC agreed that given the number and length of the comments filed, as well as the importance of the phantom traffic issue to the industry, a brief amount of additional time to prepare comprehensive replies to all of the issues raised would serve the public interest.

On February 16, 2007, the FCC released a Public Notice seeking comment on amendments to the Missoula Plan that incorporate a proposal addressing issues faced by “early adopter” states, i.e. states that have already taken steps to substantially reduce intrastate access rates. The proposed amendments, referred to as the Federal Benchmark Mechanism (FBM), were described in an ex parte letter filed January 30, 2007, and corrected by another filing on February 5, 2007. Comments are due March 19, 2007 and reply comments are due April 3, 2007. The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

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

Employees

As of March 9, 2007, the Company had 71 full-time equivalent employees.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of March 9, 2007.

Name and Age	Position

Bill Otis	President and Chief Executive Officer
(49)	- New Ulm Telecom, Inc.

Barbara Bornhoft	Vice-President and Secretary
(50)	- New Ulm Telecom, Inc.

Nancy Blankenhagen	Chief Financial Officer and Treasurer
(46)	- New Ulm Telecom, Inc.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. Mr. Otis, President and Chief Executive Officer and Ms. Bornhoft, Vice-President and Secretary have written employment contracts. None of the Company’s other executive officers is employed pursuant to a written employment contract. There are no familial relationships between any director or executive officer, except that the Chairman of the Board, Mr. James P. Jensen is the brother-in-law of Director, Mr. Gary Nelson.

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company he was the Office Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis is also a director of Hector Communications Corporation and serves as its Chairman of the Board and President.

Barbara Bornhoft has been Vice President and Chief Operating Officer/Secretary of the Company since 1998. Ms. Bornhoft has been employed with New Ulm Telecom, Inc. since 1990. Ms. Bornhoft is also a director of Hector Communications Corporation.

Nancy Blankenhagen has been Chief Financial Officer/Treasurer of the Company since May 2004. She was the Interim Chief Financial Officer/Treasurer of the Company from February 2004 to May 2004. Prior to that role, she had been an accountant for the Company since 1989.

Item 1A.   Risk Factors

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

The Company is subject to increased competition in core business segments that may adversely impact it.

As an incumbent carrier, the Company historically has experienced limited competition in its rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of the Company’s rural markets, it faces competition from wireless technology, which may increase as wireless technology improves. The Company also faces competition from wireline and cable television operators. The Company may face additional competition from new market entrants, such as providers of wireless broadband, voice over Internet protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and the Company expects that competition will intensify. Many of the Company’s competitors have brand recognition, and have financial, personnel, marketing and other resources that are significantly greater than the Company’s. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect the Company’s competitive position. The Company cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on the Company’s business.

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

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals in the operations of its telecommunication businesses, including telephone operations and telecommunications equipment sales and service. Technological advances force the Company’s employees to upgrade their knowledge base continually in order to keep pace with these advances. The Company’s ability to compete effectively depends upon its ability to retain and motivate its existing employees, and attract new qualified employees.

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

The telecommunications industry has seen ever increasing technological advances over the past several years. These technological advances increase costs to maintain and improve networks and provided top-end communication products and services that are demanded by the Company’s customer base in order to stay competitive with other companies that offer similar services. Wireless communications, mobile/non-fixed point service and various Internet and satellite communication innovations also create technological competition for the Company.

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

The Company may not retain a sufficient amount of cash to finance a material expansion of its business, or to fund its operations consistent with past levels of funding in the event of a significant business downturn. In addition, because historically the Company has distributed a portion of available cash to its shareholders in the form of dividends, the Company’s ability to pursue any material expansion of its business, including through acquisitions or increased capital spending, may depend on its ability to obtain financing. There can be no assurance that such financing will be available to the Company on acceptable terms.

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

In addition, stocks of companies in the telecommunications industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. Any such market volatility may adversely affect the market price of the Company’s common stock.

Ability to collect escrow proceeds in their entirety.

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase Midwest Wireless Holdings, LLC’s (MWH) licenses, customers and network assets for $1.075 billion in cash. In January 2006, the members of MWH approved the transaction and agreed to a merger of MWH with Alltel. Closing of this transaction occurred on October 2, 2006. When the transaction was completed, the Company received approximately 90% of the proceeds or approximately $74 million from the sale. The remaining 10% is being held in escrow, with approximately 4% to be paid on April 1, 2007 and approximately 6% to be paid on January 1, 2008. These escrow funds are subject to hold back by Alltel if certain conditions occur.

If the Company seeks to secure additional financing, it may not be able to obtain it.

The Company currently anticipates that its available cash resources, which include its existing cash and cash equivalents, will be sufficient to meet its anticipated needs for working capital and capital expenditures to execute its near-term business plan, based on current business operations and economic conditions. If the Company estimates are incorrect and it is unable to generate sufficient cash flows from operations, the Company may need to raise additional funds.

Ability to profitably manage Hector Communications Corporation

On November 3, 2006, New Ulm Telecom, Inc. acquired a one-third interest in Hector Communications Corporation. The acquisition of any new business always carries with it certain risks. There can be no assurance that New Ulm, together with its partners, will be able to profitably manage Hector Communications Corporation.

New Ulm must comply with the Section 404 in connection with its 2006 year end financial statements

As of June 30, 2006 (the last day of the second quarter of the Company’s fiscal year), the market capitalization for the Company’s common stock held by non-affiliates (persons other than directors and officers) was approximately $81 million. The Company therefore became an accelerated filer in connection with its filing of the financial statements for the year ended December 31, 2006.

The Company, under the supervision of its management, conducted an assessment of its internal controls. The Company determined that there was a material weakness in its internal control over reliance on an outside consultant as of December 31, 2006.

The Company determined that it did not have adequate controls over an outside consultant. The Company had hired an outside consultant to prepare its Carrier Access Billings (CAB’s). At December 31, 2006, the Company did not have in place an internal review process to insure that the amounts being invoiced to inter-exchange carriers contained the correct rates and number of access minutes billed. Management is currently reviewing options to correct this weakness and expects to have additional control procedures in place in the second quarter of 2007.

While the Company is undertaking to remediate its material weakness, there can be no assurance that the Company may not suffer additional material weaknesses in the future.

Item 1B.   Unresolved Staff Comments

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

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 5 to the financial statements, found on page 42 of this document, describes the mortgages and collateral relating to the above referenced properties, while Note 2 to the financial statements, found on page 39 of this document, describes the Company’s depreciation policy.

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

(12)	Western owns a tower in the city of Sanborn. Western has a long-term lease on the land on which the tower is located.

(13)

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

(15)	Peoples owns a building at 133 ½ Main Street, Aurelia, Iowa, that contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(16)	Peoples also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25’ x 100’.

In addition, New Ulm, Western and Peoples own the lines, cables and associated outside physical plant utilized in providing telephone and cable television service in their service areas.

The Phonery owns equipment leased to subscribers such as telephone sets and other similarly used instruments.

Item 3.   Legal Proceedings

As of March 12, 2007, there was no material litigation pending or threatened involving the Registrant or any of its subsidiaries in any court, nor are there any proceedings known to be contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “NULM”. The table below sets forth the approximate high and low bid prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock
	High	Low
2006:
1st quarter	$17.00	$15.20
2nd quarter	$17.25	$15.50
3rd quarter	$17.00	$15.00
4th quarter	$16.75	$10.40

2005:
1st quarter	$9.50	$8.50
2nd quarter	$9.50	$8.50
3rd quarter	$17.95	$9.75
4th quarter	$18.85	$16.55

Record Holders

As of March 7, 2007, there were approximately 1,341 holders of record of the Company’s common stock.

Dividends

The Board of Directors review quarterly dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. There were security and loan agreements underlying CoBank, ACB notes that contained certain restrictions on distributions to stockholders and investment in, or loans to, others.

The following table shows the per share dividend payments in 2006, 2005 and 2004.

	2006	2005	2004
First Quarter	$0.0900	$0.0833	$0.0833
Second Quarter	$0.0900	$0.0833	$0.0833
Third Quarter	$0.0900	$0.0833	$0.0833
Fourth Quarter	$0.0900	$0.0900	$0.0833
Special Dividend	$2.7500	$0.0000	$0.0000
Total Dividends Paid	$3.1100	$0.3399	$0.3332

Item 6.  Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31
	2006	2005	2004	2003	2002
Operating Revenues	$16,882,234	$17,344,837	$15,100,567	$15,841,037	$14,334,243

Operating Expenses	13,531,118	13,071,656	12,468,846	11,867,260	10,753,858

Operating Income	3,351,116	4,273,181	2,631,721	3,973,777	3,580,385

Other Income	56,065,372	5,112,117	2,964,020	2,393,527	3,043,946

Income Taxes	24,305,283	3,925,246	2,303,992	2,554,550	2,634,350

Net Income	35,111,205	5,460,052	3,291,749	3,812,754	3,989,981

Basic and Diluted Net Income Per Share	6.86	1.07	.64	.75	.78

Dividends Per Share	3.11	.34	.33	.33	.33

Selected Balance Sheet Data:

	Year Ended December 31
	2006	2005	2004	2003	2002
Current Assets	$32,241,708	$4,273,791	$4,679,446	$5,459,456	$5,226,671

Current Liabilities	23,505,397	4,917,710	4,452,826	4,214,536	5,369,847

Working Capital	8,736,311	(643,919)	226,620	1,244,920	(143,176)

Total Assets	80,055,841	55,303,909	53,835,368	53,330,534	53,311,383

Long-Term Debt	106,132	15,114,426	17,630,413	20,145,630	22,667,091

Stockholders’ Equity	50,747,853	31,545,651	27,824,338	26,238,457	24,130,220

Book Value Per Share	9.92	6.17	5.44	5.13	4.72

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

Results of Operations for 2006, 2005 and 2004

The Company operates three business segments: Telecom, Cellular and Phonery. The majority of its operations consist of the Telecom Segment that provides telephone and related ancillary services, Internet services, and cable television services to several communities in Minnesota and Iowa. The Cellular Segment includes the sale and service of cellular phones and accessories, and a 9.88% interest in MWH (sold to Alltel on October 2, 2006), which it recorded on the equity method of accounting due to the influence the Company has over the operations and management of MWH. The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

Consolidated Results of Operations

2006 Compared to 2005

•	2006 consolidated revenues were $16,882,000, compared with $17,345,000 in 2005, a decrease of $463,000 or 2.7%.

The Telecom segment showed decreased local network revenue of approximately $89,000. This decrease was due to declining access lines as customers increasingly utilized their wireless phones, dropped second phone lines in their homes when they moved their Internet service from a dial-up platform to a DSL platform, and utilized Voice over Internet Protocol (VoIP), or other services that bypass the local exchange network. With DSL, one access line allows customers to use their phone and be connected to the Internet at the same time.

The Telecom segment experienced decreases in its operating revenues resulting from a decrease in access revenue. The decline in access revenue reflects industry trends of declining access useage and continued downward pricing pressures. The Telecom segment’s decrease in operating revenues is primarily due to these trends. Partially offsetting the decrease in access revenue, the Telecom segment experienced increases in unregulated revenues for video and Internet services due to an increase in customers. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates.

The Company believes, despite the negative industry trends, that the revenues in the Telecom Segment will experience future growth. The Company expects that the decreases in access revenue will be offset by growth from new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the complete array of the Company’s services offered through its Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Company also expects that the continued marketing of service bundles, which offer customers discounts for subscribing to multiple services, will help retain current customers and attract new customers. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has made significant investments in its infrastructure, which has allowed it to enhance its local network so that it can offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued investment in its infrastructure will allow it to continue to offer its customers new technologies as they emerge such as hi-definition television (HDTV), and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth. The Telecom segment invested $1,950,000 in its infrastructure in 2006, which allowed it to enhance its local network, and offer new services to its subscribers.

The Cellular segment experienced an $82,000 increase in revenues due to an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment had a $29,000 increase in revenues, primarily due to an increase in transport revenues.

•

2006 consolidated operating expenses were $13,531,000, compared with $13,072,000 in 2005, an increase of $459,000 or 3.5%. The Telecom segment had a $363,000 increase, which related to expenses from an increase in the number of customers subscribing to Internet and video services, additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communications services and to provide exceptional customer service for the Company’s complete array of products and services in the communities that it serves. Thus far, the Company incurred $137,000 in out-of-pocket expenses in 2006 to comply with the Sarbanes-Oxley Act Section 404. The Cellular segment had a $49,000 increase in cost of goods sold and sales expense due to the increase in cellular phone and accessory sales. The Phonery segment expenses had no significant change.

•

2006 consolidated net income was $35,111,000 compared with $5,460,000 in 2005. The increase in consolidated net income was $29,651,000. This increase was primarily attributed to the gain on the sale of the Company’s MWH investment. The increase in net income is also due to increases in revenue of its non-regulated offerings, such as DSL and video services, and an increase in cellular equity investment, an increase in interest income and other investment income, partially offset by an increase in operating expenses.

2005 Compared to 2004

•	2005 consolidated revenues were $17,345,000, compared with $15,101,000 in 2004, an increase of $2,244,000 or 14.9%.

The Telecom segment showed decreased local network revenue of approximately $87,000. This decrease was due to declining access lines as customers increasingly utilized their wireless phones and as customers dropped second phone lines in their homes when they moved their Internet service from a dial-up platform to a DSL platform. With DSL, one access line allows customers to use their phone and be connected to the Internet at the same time.

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

Results of Operations by Business Segment

Telecom Segment

Telecom Segment revenues represented 86.5% of 2006 consolidated operating revenues before intercompany eliminations. Revenues are primarily earned by providing approximately 16,500 customers access to the local networks of its ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, providing Internet services and video services to its subscribers. The Telecom segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total Telecom segment revenues have increased 11.6% since 2004. All information contained in this table is before intercompany eliminations.

	2006	2005	2004
Operating Revenues:
Local Network	$4,038,947	$4,127,704	$4,214,489
Network Access	6,409,470	7,136,550	5,144,664
Other	4,963,670	4,775,972	4,446,926
Total Operating Revenues	15,412,087	16,040,226	13,806,079
Operating Expenses, Excluding Depreciation and Amortization	9,071,687	8,708,603	7,978,010
Depreciation and Amortization Expenses	4,055,177	4,050,406	4,197,752
Total Operating Expenses	13,126,864	12,759,009	12,175,762
Operating Income	2,285,223	3,281,217	1,630,317

Net Income	1,586,953	1,587,568	699,932

Capital Expenditures	$1,950,205	$2,317,737	$3,004,263

Total Telecom segment revenues decreased $628,000 or 3.9% in 2006 over 2005 and increased $2,234,000 or 16.2% in 2005 over 2004.

Local network revenue decreased in the Telecom segment by $89,000 or 2.2% in 2006 over 2005 and decreased $87,000 or 2.1% in 2005 over 2004. The number of access lines served decreased 1.2% in 2006 over 2005, and decreased 1.8% in 2005 over 2004. The decrease in access lines in 2006 and 2005 were primarily due to the decreased demand for access lines as the Company’s customers increasingly selected DSL Internet services at higher speeds than is available through traditional dial-up service. DSL is used to provide both traditional voice connectivity and access to high-speed Internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing Internet service. The decrease is also attributed to an increasing number of customers who only subscribe to wireless service. In addition, charges for the regulated voice portion of DSL service were responsible for $45,000 of the 2006 decrease and $20,000 of the 2005 decrease, both due to reduced tariff rates, respectively. Overall, the decrease in revenue was minimized by the success of the promotion and packaging of vertical services, most notably, DSL, and focused marketing to potential customers. The Telecom segment has also entered into a number of interconnection agreements with wireless providers, which allows these providers access to its customers at the local service level. The interconnection agreements provided a steady source of local network revenues for 2006 and 2005, contributing approximately $136,000 and $141,000, respectively.

Network access revenue decreased $727,000 or 10.2% in 2006 over 2005 and increased $1,992,000 or 38.7% in 2005 over 2004. Access minutes in 2006 decreased by 12.1% over 2005 and in 2005 decreased by 3.7% over 2004. The revenue decrease in 2006 as compared to 2005 was the primarily due to a change in estimate that increased 2005 revenues by approximately $493,000 that was recorded in June 2005 and the decrease in access minutes of use. The revenue increase in 2005 was due to upward settlement adjustments as a result of changes to prior years’ estimated cost study resulting from changes in expense and plant investment levels relating to operating results, cost separation procedures and rate of return experience. The industry trend of decreasing minutes of use experienced by the Company was primarily due to the continued utilization of the Internet (e-mail, voice-over-IP) and wireless services which will likely erode any potential increases in the volume of switched access minutes of use, likely contributing to future decreases in network access revenues. The Telecom segment has invested $7,272,000 in capital expenditures since 2004. These capital expenditures, which have enhanced this segment’s infrastructure, allowed New Ulm, Western, and Peoples to receive additional settlements from the NECA. The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding and safety net universal funding through the Universal Service Fund, minimizing the decrease in network access revenues. In 2006, the Telecom segment saw a decrease of $83,000 in the receipt of this funding compared to 2005. In 2005, the Telecom segment saw a decrease of $327,000 in the receipt of this funding compared to 2004.

Other operating revenues increased $188,000 or 3.9% in 2006 over 2005 and increased $329,000 or 7.4% in 2005 over 2004. Due to the infrastructure enhancements that have taken place since 2000, the Telecom Segment offers video and Internet services over the existing infrastructure. The video product was responsible for $85,000 of increased revenues in 2006 over 2005, as compared to $212,000 of the increase for 2005 over 2004. The Telecom segment provided additional Internet revenues of $116,000 in 2006 over 2005, and $138,000 in 2005 over 2004, primarily from the high-speed Internet portion of DSL service.

Operating expenses, excluding depreciation and amortization, increased $363,000 or 4.2% in 2006 over 2005 and $731,000 or 9.2% in 2005 over 2004. Increases in the cash operating expenses for the CLEC activity in Redwood Falls accounted for $9,000 of the total increases in 2006 over 2005 and $22,000 in 2005 over 2004. Cash operating expenses have increased due to the continued growth of CLEC operations in Redwood Falls, Minnesota and the increasing array of services offered, such as video and DSL, that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving its best service, attitude and consideration. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, Minnesota in September 2002. In addition, the Company also incurred $137,000 in expenses in 2006 to comply with Sarbanes-Oxley Act Section 404. The Company expects to incur a significant increase in audit fees charged in 2007 due to increased work in performing required internal controls audits in addition to the audit of the Company’s consolidated financial statements. In order to enhance the Telecom segment’s operating margins, the Company is always striving for cost efficiencies and technological improvement.

Depreciation and amortization expenses increased $5,000 or 0.1% in 2006 over 2005 and decreased $147,000 or 3.5% in 2005 over 2004. The 2006 increase was due to increased investment in the Telecom segment’s infrastructure and the 2005 decrease was due to certain long-lived assets that have become fully depreciated, while the Company continued to make investments in the Telecom segment’s infrastructure.

The Telecom segment capital expenditures for 2006 and 2005 were $1,950,000 and $2,318,000. Construction projects for 2006 consisted of continued build-out of facilities and the installation of electronics to provide video and DSL in the rural areas surrounding New Ulm. Construction projects for 2005 included the installation of a soft-switch and the continued build out of facilities to provide video and DSL in the rural areas surrounding New Ulm. The segment’s capital budget for 2007 is approximately $7,000,000.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH through September 30, 2006 (sold to Alltel on October 2, 2006). The operating income from sales of cellular phones and accessories continues to generate revenue through cellular sales and cellular activation commissions. The Cellular segment receives commissions from MWH for subscribing customers to its service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to MWH’s cellular phone service. Cellular investment revenues and operating income continued to grow as MWH added customers up to its sale to Alltel on October 2, 2006.

The operating revenues from sales of cellular phones and accessories, and activation commissions increased by $82,000 or 17.5% in 2006 over 2005, and decreased by $14,000 or 2.9% in 2005 over 2004. The 2006 increase was primarily the result of increased cellular phone sales and cellular activation commissions. The 2005 decrease was primarily the result of decreasing cellular activation commissions. In 2006, Cellular investment income increased $182,000 or 3.2% over 2005 and increased $2,307,000 or 67.1% in 2005 over 2004. The 2006 and 2005 increases were the result of revenue and income growth as MWH continued to gain market share and offer customers new phones, new features and new service plan options.

The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviewed the performance of MWH using the proportionate method. A recap of the Company’s investment in MWH using the proportionate method is as follows:

	2006	2005	2004
Proportionate Method:
Operating Revenues	20,940,667	24,597,445	20,801,884
Operating Expenses, Excluding Depreciation and Amortization	12,273,174	14,790,310	13,686,818
Depreciation and Amortization Expenses	2,216,856	3,082,000	2,949,522
Total Operating Expenses	14,490,030	17,872,310	16,626,340

Operating Income	6,450,637	6,725,135	4,165,544

Net Income	$5,925,389	$5,742,935	$3,436,159

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH, is contained in the following table.

	2006	2005	2004
Operating Revenues:	$549,226	$467,438	$481,213

Operating Expenses, Excluding Depreciation and Amortization	386,003	337,278	354,067
Depreciation and Amortization Expenses	—	—	—

Operating Income	163,223	130,160	127,146

Interest Expense	(96,870)	(118,661)	(83,764)
Cellular Investment Income	5,925,389	5,742,935	3,436,159
Gain on Sale of Cellular Investment	50,152,885	—	—
Income Taxes	(23,155,539)	(2,386,364)	(1,408,170)

Net Income	$32,989,088	$3,368,070	$2,071,371

As previously disclosed, on November 17, 2005, MWH and Alltel entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel was $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt.

The transaction was completed on October 2, 2006, and New Ulm Telecom, Inc. received 90% of its proceeds or approximately $74 million on October 6, 2006. New Ulm expects to receive the remaining amounts currently in escrow in April 2007 and January 2008. These additional payments of approximately $3 million in April 2007 and $5 million in January 2008, are subject to certain contingencies.

Phonery Segment

The Phonery Segment represented 10.4% of 2006 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and re-sells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communications to end-user customers. All information contained in this table is before intercompany eliminations.

	2006	2005	2004
Operating Revenues	$1,866,787	$1,837,571	$1,848,741
Operating Expenses, Excluding Depreciation and Amortization	898,621	914,404	901,423
Depreciation and Amortization Expenses	65,496	61,363	73,060
Total Operating Expenses	964,117	975,767	974,483
Operating Income	902,670	861,804	874,258

Net Income	535,164	504,414	520,446

Phonery revenues increased $29,000 or 1.6% in 2006 over 2005 and decreased $11,000 or 0.6% in 2005 over 2004. In 2006, the increase in Phonery segment revenue was primarily due to an increase of approximately $55,000 in leased network revenues offset by a decrease of approximately $31,000 in the resale of long distance toll revenues. In 2005, the Phonery segment had a decrease in sales, service and installation revenues of approximately $15,000 and a decrease in the resale of long distance toll revenues of approximately $5,000. These decreases were partially offset by an increase of approximately $9,000 in leased network capacity.

Operating expenses, excluding depreciation and amortization decreased $16,000 or 1.7% in 2006 over 2005, and increased $13,000 or 1.4% in 2005 over 2004. In 2006 the decrease was related primarily to the changes in the expenses associated with the reduction in the resale of long distance revenues. In 2005, the increase in operating expenses was primarily due to an increase in cost of goods sold. The Phonery segment continues striving for cost efficiencies and continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $4,000 or 6.7% in 2006 over 2005 and decreased $12,000 or 16.0% in 2005 over 2004. The 2006 increase reflects the continued investment in this segment’s infrastructure. The 2005 decrease was attributable to decreased depreciation expense, as some of the segment’s older equipment had become fully depreciated.

Other Income and Interest Expense

Interest expense increased $8,000 in 2006 over 2005 and increased $229,000 in 2005 over 2004. The 2006 increase was limited due to the early extinguishment of its indebtedness with CoBank, ACB during the fourth quarter of 2006. The 2005 increase resulted from increasing interest rates on the Company’s debt. The CoBank, ACB loan weighted average interest rate was partially variable and partially fixed, and was 5.31% at December 31, 2005 and 3.95% at December 31, 2004.

Interest income increased approximately $545,000 in 2006 over 2005 and increased $42,000 in 2005 over 2004. The 2006 increase was the result of increased funds available for investment, primarily because of the sale of MWH. The 2005 increase was the result of increased interest rates and interest on tax refunds.

Other investment income decreased $39,000 in 2006 over 2005, as compared to an increased $24,000 in 2005 over 2004. Included in other income was the Company’s 25.18% equity ownership in FiberComm, LC. The Company recorded a $98,000 loss from FiberComm, LC in 2006 and a $137,000 loss in 2005. Also included in other investment income was the patronage credit the Company earns from CoBank, ACB as part of its debt agreements with CoBank, ACB. The patronage earned in 2006 was $164,000, as compared to $189,000 in 2005.

Liquidity and Capital Resources

Cash Flows from Operations

Cash generated by operations for the year ended December 31, 2006 was $4,363,000 as compared to $6,487,000 in 2005 and $7,819,000 in 2004.

The 2006 decrease (after eliminating all effects from the sale of the cellular investment, including taxes) was due to an increase in receivables, a decrease in accounts payable and a reduction in deferred income taxes. The 2005 decrease was driven primarily by an increase in undistributed earnings in the Company’s cellular investment, a reduction in deferred income taxes, and reduction in receivables for 2005 as compared to 2004.

Cash generated by operations continues to be the Company’s primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. In 2006, the cash generated from the sale of the Company’s cellular investment was also a source of funding used to reduce debt and make a special dividend payment to shareholders. At December 31, 2006, the Company had working capital of $8,736,000 as compared to a working capital deficit of $644,000 at December 31, 2005. Cash and cash equivalents at December 31, 2006 were $30,458,000 as compared to $2,707,000 at December 31, 2005.

Cash Flows from Investing Activities

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. In 2006, the Company received proceeds of $74,319,000 from the sale of its cellular investment and used $18,000,000 to purchase a one-third interest in Hector Communications Corporation. Additions to property, plant and equipment were $1,966,000 in 2006, $2,318,000 in 2005 and $3,004,000 in 2004. The 2005, 2004, and 2003 additions were financed through cash flows from operations.

Cash Flows Used In Financing Activities

In 2006 cash was used to repay $15,008,000 of long-term debt and to distribute $15,909,000 in dividends to shareholders. In 2005 cash was used to repay $2,516,000 of long-term debt and to distribute $1,739,000 in dividends to shareholders. In 2004 cash was primarily used to repay $2,515,000 of long-term debt and to distribute $1,704,000 in dividends to shareholders.

Dividends

The Company paid dividends of $15,909,000 in 2006, $1,739,000 in 2005, and $1,704,000 in 2004. This represented a dividend of $3.11 per share for 2006, $.34 per share for 2005, $.33 per share for 2004. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. Paying regular dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Share Repurchase

During the first quarter of 2004, the Company repurchased 150 shares of its common stock at $9.35 per share in a private transaction. The repurchase was made pursuant to the default provisions of a loan agreement between the Company and a former non-executive officer employee. The Company repurchased no shares in 2006 or 2005. At this time, the Company does not anticipate any significant share repurchases in 2007 and the Board of Directors has not authorized a share repurchase program.

Long Term Obligations

The Company’s long-term obligations consisted primarily of debt issued from CoBank, ACB. In December, 2001, the Company refinanced its revolving credit facilities with CoBank, ACB with a $15 million term loan and a reducing revolving credit facility of $10 million. Interest on both CoBank, ACB loans is variable based on CoBank ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuated over time. The variable interest rates on both CoBank, ACB loans were 6.11% at December 31, 2005 and 3.95% at December 31, 2004. The 30-day fixed interest rates on both CoBank, ACB loans were 5.31% at December 31, 2005. In October 2005, the Company began 30-day fixing a portion of its long-term debt in order to mitigate the effects of rising interest rates. The Company also has an unsecured loan in the amount of $178,246, with the City of Redwood Falls, Minnesota that bears interest at 5%.

On October 30, 2006, the Company paid the balance on its $10 million CoBank, ACB reducing revolving credit facility. On December 22, 2006, the Company paid off its remaining outstanding debt on its $15 million term loan. It also terminated its reducing revolving credit facility.

The following details the Company’s contractual obligations, along with the cash principal payments due each period (excluding interest expense) on its unsecured note payable and long-term debt as of December 31, 2006.

2007	$26,149
2008	$18,540
2009	$19,478
2010	$20,465
2011	$21,500
Years 6 through 7	0

Liquidity Outlook

The Company’s short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements as may be needed to support the growth of its business; (iii) dividend payments on its common stock; and (iv) potential acquisitions.

The Company’s primary sources of liquidity for the year ended December 31, 2006 were proceeds from cash generated from operations, cash received for the sale of MWH and cash reserves held at the beginning of the period. At December 31, 2006, the Company had working capital of $8,736,000. The working capital is primarily due to the funds received from the sale of MWH.

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

Valuation of Long-Lived Assets:

The Company would record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of its long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. The Company has reviewed its long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

Valuation of Goodwill:

The Company has goodwill on its books related to prior acquisition of telephone properties. The Company is required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. The Company tested goodwill for impairment and concluded that no impairment charge on its existing goodwill was necessary as of December 31, 2006, nor has it recorded impairment charges for goodwill in prior years.

Depreciation of Property, Plant and Equipment

The Company uses the group life method to depreciate the assets of its telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. The Company periodically reviews data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to its depreciation rates. The Company has not made any changes to the lives of assets resulting in a significant impact in the three year period ended December 31, 2006.

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western and Peoples settle based on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued up subsequent to December 31. Management believes the estimates included in the preliminary cost study are reasonable. The Company cannot predict the future impact that industry changes will have on interstate access revenues in 2007.

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

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. Deferred tax assets and liabilities resulting these differences are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates, as its long-term debt was based on a national variable rate and a fixed rate based on the Company’s leverage ratio. If interest rates for the portion of the Company’s long-term debt based on variable rates, which ranged between 5.92% and 7.03%, had averaged 10% more for the entire year ended December 31, 2006, the Company’s interest expense would have increased approximately $80,000. In October 2006, the Company paid down its reducing revolving credit facility so that it had no outstanding amounts due on this facility. In December 2006, the Company extinguished its debt with CoBank, ACB in its entirety.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

New Ulm Telecom, Inc.

New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Hector Communications Corporation, the investment in which, as discussed in Note 13, is accounted for by the equity method of accounting. The investment in Hector Communications Corporation was $20,295,933 at December 31, 2006 and the equity in its net income was $162,600 for the year ended December 31, 2006. The financial statements of Hector Communications Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hector Communications Corporation is based solely on the report of the other auditors. We also did not audit the financial statements of Midwest Wireless Holdings, L.L.C., a limited liability company, the investment in which, as discussed in Note 3 to the financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings, L.L.C. was $20,968,727 as of December 31, 2005, and the equity in its net income was $5,742,935, and $3,436,159 for each of the two years in the period ended December 31, 2005. The financial statements of Midwest Wireless Holdings, L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings, L.L.C., during 2005 and 2004 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, in October 2006 the Company sold its interest in Midwest Wireless Holdings, L.L.C.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Ulm Telecom’s internal control over financial reporting as of December 31, 2006 based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the of internal control over financial reporting and an adverse opinion on effectiveness of internal control over financial reporting.

/s/   KIESLING ASSOCIATES LLP

West Des Moines, Iowa

MARCH 20, 2007

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS:
Cash and Cash Equivalents	$30,457,707	$2,706,764
Receivables, Net of Allowance for Doubtful Accounts of $322,500 and $205,000	1,337,367	1,057,174
Materials, Supplies, and Inventories	239,707	252,068
Prepaid Expenses	206,927	257,785

Total Current Assets	32,241,708	4,273,791

INVESTMENTS AND OTHER ASSETS:
Cellular Investment (Note 3)	—	20,968,727
Goodwill and Intangibles (Note 4)	3,238,233	3,240,285
Hector Investment (Note 13)	20,295,933	—
Other Investments	1,572,902	1,555,527

Total Investments and Other Assets	25,107,068	25,764,539

PROPERTY, PLANT AND EQUIPMENT (Note 2):
Telecommunications Plant	59,903,762	58,827,850
Other Property	2,976,784	2,698,413
Video Plant	2,489,752	2,486,188

Total Property, Plant and Equipment	65,370,298	64,012,451
Less Accumulated Depreciation	42,663,233	38,746,872

Net Property, Plant and Equipment	22,707,065	25,265,579

TOTAL ASSETS	$80,055,841	$55,303,909

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$26,149	$2,516,796
Accounts Payable	294,756	972,150
Accrued Income Taxes	22,392,040	673,994
Other Accrued Taxes	76,828	78,817
Other Accrued Liabilities	715,624	675,953

Total Current Liabilities	23,505,397	4,917,710

LONG-TERM DEBT, Less Current Portion (Note 5)	79,983	12,597,630

NONCURRENT LIABILITIES
Loan Guarantee (Note 11)	2,478,474	375,000
Income Taxes (Note 6)	3,244,134	5,867,918

Total Noncurrent Liabilities	5,722,608	6,242,918

STOCKHOLDERS’ EQUITY:
Preferred Stock – $1.66 Par Value; 10,000,000 Shares
Authorized; 0 Shares Issued and Outstanding	—	—
Common Stock – $1.66 Par Value; 90,000,000 and 90,000,000 Shares
Authorized; 5,115,435 and 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Retained Earnings	42,222,128	23,019,926

Total Stockholders’ Equity	50,747,853	31,545,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,055,841	$55,303,909

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES:
Local Network	$3,945,143	$4,033,900	$4,121,991
Network Access	6,380,661	7,107,497	5,115,844
Directory Advertising, Billing and Other Services	485,060	488,656	509,209
Video Services	2,096,670	2,011,841	1,799,860
Internet Services	1,558,687	1,275,077	1,102,390
Other Nonregulated Services	2,416,013	2,427,866	2,451,273

Total Operating Revenues	16,882,234	17,344,837	15,100,567

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	2,457,050	2,285,473	1,973,600
Cost of Video Services	1,484,890	1,472,020	1,320,658
Cost of Internet Services	595,501	576,557	491,093
Cost of Other Nonregulated Services	1,253,691	1,221,717	1,233,432
Depreciation and Amortization	4,120,673	4,111,769	4,270,812
Selling, General and Administrative	3,619,313	3,404,120	3,179,251

Total Operating Expenses	13,531,118	13,071,656	12,468,846

OPERATING INCOME	3,351,116	4,273,181	2,631,721

OTHER INCOME (EXPENSES):
Abandoned Acquisition Costs	(30,697)	—	—
Loss on Disposal of Assets	(32,836)	—	—
Interest Expense	(807,655)	(799,394)	(570,892)
Interest and Dividend Income	619,439	74,475	32,418
Interest During Construction	29,858	8,259	4,197
Equity in Earnings of Cellular Investment	5,925,389	5,742,935	3,436,159
Gain on Sale of Cellular Investment	50,152,885	—	—
Equity in Earnings of Hector Investment	162,600	—	—
Other Investment Income	46,389	85,842	62,138

Total Other Income (Expenses)	56,065,372	5,112,117	2,964,020

INCOME BEFORE INCOME TAXES	59,416,488	9,385,298	5,595,741

INCOME TAXES	24,305,283	3,925,246	2,303,992

NET INCOME	$35,111,205	$5,460,052	$3,291,749

BASIC AND DILUTED NET INCOME PER SHARE	$6.86	$1.07	$0.64

DIVIDENDS PER SHARE	$3.11	$0.34	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2003	5,115,585	8,525,975	17,712,482

Retired Stock	(150)	(250)	(1,152)
Net Income			3,291,749
Dividends			(1,704,466)

BALANCE on December 31, 2004	5,115,435	8,525,725	19,298,613

Net Income			5,460,052
Dividends			(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net Income			35,111,205
Dividends			(15,909,003)

BALANCE on December 31, 2006	5,115,435	$8,525,725	$42,222,128

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,111,205	$5,460,052	$3,291,749
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	4,120,673	4,111,769	4,270,812
Undistributed Earnings of Cellular Investment	(3,197,149)	(3,283,180)	(2,530,532)
Gain on Sale of Celluar Investment	(50,152,885)	—	—
Undistributed Earnings of Hector Investment	(162,600)	—	—
Loss on Disposal of Assets	32,836	—	—
Deferred Income Taxes	(2,623,784)	(200,860)	824,815
Deferred Investment Tax Credits	—	—	(3,165)
Changes in Assets and Liabilities:
Receivables	(280,193)	360,398	1,231,775
Inventories	12,361	11,115	73,775
Prepaid Expenses	50,858	1,517	12,414
Accounts Payable	(304,182)	(794,041)	726,508
Accrued Income Taxes	21,718,046	673,994	—
Other Accrued Taxes	(1,989)	1,479	2,150
Other Accrued Liabilities	39,671	144,838	(81,437)

Net Cash Provided By Operating Activities	4,362,868	6,487,081	7,818,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment, Net	(1,966,156)	(2,317,737)	(3,004,263)
Redemption of Notes Receivable, Net of Investment	—	—	(3,367)
Proceeds from Sale of Cellular Investment	74,318,762	—	—
Purchase of Hector Investment	(18,000,000)	—	—
Other, Net	(47,234)	52,757	(52,195)

Net Cash Provided By (Used In) Investing Activities	54,305,372	(2,264,980)	(3,059,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(15,008,294)	(2,515,987)	(2,515,217)
Retired Stock	—	—	(1,402)
Dividends Paid	(15,909,003)	(1,738,739)	(1,704,466)

Net Cash Used In Financing Activities	(30,917,297)	(4,254,726)	(4,221,085)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,750,943	(32,625)	537,954

CASH AND CASH EQUIVALENTS at Beginning of Year	2,706,764	2,739,389	2,201,435

CASH AND CASH EQUIVALENTS at End of Year	$30,457,707	$2,706,764	$2,739,389

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

New Ulm Telecom, Inc.’s (Company) principal line of business is providing local telephone service, Internet, digital video, and access to long-distance telephone service through local exchange networks. The Company owns and operates three independent telephone companies serving seven communities in southern Minnesota, one community in Iowa and the adjacent rural areas, a competitive local exchange carrier (CLEC), and operates cable television systems in ten communities. The Company has an investment in a CLEC (FiberComm, LC) and an ILEC (Hector). The Company had investments in cellular entities prior to their sale to Alltel on October 2, 2006.

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

Cash Equivalents

All highly liquid investments (primarily US Government Bonds and Agency Bonds) with a maturity of three months or less at the time of purchase are considered cash equivalents.

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

Investments and Other Assets

Investments in Midwest Wireless Holdings, L.L.C. (MWH) (prior to its 10/2/2006 sale to Alltel), FiberComm, LC, and Hector Communications Corporation are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses.

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

Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,435.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for December 31, 2006 and 2005 includes the following:

	2006	2005
Telecommunications Plant:
Land	$176,783	$176,783
Buildings	1,974,980	1,915,786
Other Support Assets	3,593,738	3,460,490
Central Office Equipment	27,697,851	27,134,501
Cable and Wire Facilities	25,610,690	25,286,397
Other Plant and Equipment	394,323	394,323
Plant Under Construction	455,397	459,570

	59,903,762	58,827,850

Other Property	2,976,784	2,698,413
Video Plant	2,489,752	2,486,188

	5,466,536	5,184,601

Total Property, Plant and Equipment	$65,370,298	$64,012,451

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2006, 2005 and 2004 were 6.5%, 7.0% and 7.2%. Other property is depreciated over estimated useful lives of three to fifteen years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CELLULAR INVESTMENT

Cellular investment included a 9.88% ownership interest in units of MWH at December 31, 2005 (the Company’s ownership interest in MWH was sold to Alltel on October 2, 2006). This entity provided cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests is $4,890,389 as of December 31, 2005, net of accumulated amortization of $156,391.

Cellular investments consist of the following:

	2006	2005
Cost Less Accumulated Amortization	$0	$7,596,308
Cumulative Income	0	22,029,756
Cumulative Distributions	(0)	(8,657,337)

Total	$0	$20,968,727

Income and cash distributions from MWH were as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Income Recorded	$5,925,389	$5,742,935	$3,436,159
Cash Distributions	2,728,240	2,457,755	905,627

The following is summarized financial information from MWH as of and for the period ended October 2, 2006, and as of and for the years ended December 31, 2005 and 2004:

	2006	2005	2004
Current Assets	$36,130,833	$33,104,932	$27,685,169
Noncurrent Assets	356,934,252	362,172,494	366,455,303
Current Liabilities	118,687,337	40,753,598	54,760,003
Noncurrent Liabilities	3,518,305	139,497,300	157,687,473
Members’ Equity	270,859,443	215,026,528	181,692,996
Revenues	219,577,883	264,013,168	220,679,372
Operating Income	72,917,668	73,851,914	44,700,128
Net Income	60,174,958	58,232,113	35,215,044

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase MWH licenses, customers and network assets for $1.075 billion in cash (See Note 12).

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND INTANGIBLES

At December 31, 2006, the Company had goodwill for wireline acquisitions of $3,218,906, and prior to the sale of MWH to Alltel, goodwill associated with equity investments, included in cellular investments, of $4,890,389. The Company annually tests the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and had determined the goodwill associated with this investment is not impaired. The cellular investment goodwill of $4,890,389 was considered under APB Opinion 18 and it was determined to not be impaired prior to the sale of MWH to Alltel.

The Company owned 9.88% of MWH at December 31, 2005. The Company accounted for its investment in MWH using the equity method, as earnings from the investment were material to the Company’s net income. At December 31, 2005, MWH had investments in cellular, Local Multipoint Distribution Service (LMDS) and Personal Communications Service (PCS) licenses totaling $212,093,566. MWH has determined that these licenses have indefinite useful lives and are not impaired.

Goodwill and other non-amortizable intangibles consist of the following:

	2006	2005
Included Under the Caption at Year End:
Goodwill and Intangibles	$3,218,906	$3,218,906
Cellular Investments	0	4,890,389

	$3,218,906	$8,109,295

Amortizable intangibles consist of the following:

	2006	2005
Balance Beginning of Year	$21,379	$23,431
Intangible amortization	(2,052)	(2,052)

Balance End of Year	$19,327	$21,379

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG-TERM DEBT

Long-term debt is as follows:

	2006	2005
Unsecured ten-year note with the City of Redwood Falls, payable semi-annually (beginning in 2002), at a fixed 5% interest rate, maturing on January 1, 2013.	$106,132	$114,426

Secured ten-year reducing revolving credit facility to CoBank, ACB, ACB in quarterly installments of $250,000 (beginning in 2003), plus a national variable rate of interest through December 20, 2011 (6.11% at December 31, 2005).	0	6,000,000

Secured ten-year reducing revolving credit facility to CoBank, ACB, ACB in monthly installments of $125,000 (beginning in 2002), plus a national variable rate of interest through December 20, 2011 (6.11% at December 31, 2005).	0	9,000,000

	106,132	15,114,426
Less amount due within one year	26,149	2,516,796

Long-term debt	$79,983	$12,597,630

Substantially all assets of the Company were pledged as security for the long-term debt under certain loan agreements with CoBank, ACB. These mortgage notes were to be repaid in equal quarterly and monthly installments, respectively, covering principal and interest beginning in the year after issue and expiring by December 20, 2011. In October 2006 and December 2006, the Company made long-term debt repayments that extinguished its debt with CoBank, ACB.

The security and loan agreements underlying the CoBank, ACB notes contained certain restrictions on distributions to stockholders, investment in, or loans to, others. In addition, the Company was required to maintain certain financial ratios for current assets to current liabilities, net worth to total assets, long-term debt to operating cash flow and debt service coverage. During the years ended December 31, 2006 and 2005, the specified financial ratios outlined in the loan agreements were achieved.

Principal payments required during the next five years are as follows: 2007 - $26,149; 2008 - $18,540; 2009 - $19,478; 2010 - $20,465; and 2011 - $21,500.

Cash payments for interest, net of amounts capitalized, were $832,314, $779,905, and $552,713 in 2006, 2005, and 2004.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2006	2005	2004
Taxes Currently Payable:
Federal	$20,718,269	$3,071,148	$985,215
State	6,210,798	1,054,958	497,127
Deferred Income Taxes	(2,623,784)	(200,860)	824,815
Amortization of Investment Tax Credits	—	—	(3,165)

Total Income Tax Expense	$24,305,283	$3,925,246	$2,303,992

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2006	2005	2004
Statutory Tax Rate	35.0%	35.0%	35.0%
Effect of:
Surtax exemption	—	(1.0)	(1.0)
State income taxes, net of federal tax benefit	5.6	8.3	6.1
Other, net	0.3	(0.5)	1.1

Effective tax rate	40.9%	41.8%	41.2%

Deferred income taxes reflected in the Consolidated Balance Sheets are summarized as follows:

	2006	2005
Deferred Tax (Assets)/Liabilities:
Depreciation	$3,406,934	$4,319,070
Partnership basis	82,300	1,777,792
Other	(245,100)	(228,944)

Total	$3,244,134	$5,867,918

Cash payments for income taxes, net of refunds, were $5,221,864, $3,029,933, and $737,299 in 2006, 2005, and 2004.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for its employees who meet certain age and service requirements. The Company’s contribution to its 401(k) employee savings plan was $215,231, $194,036 and $197,412 in 2006, 2005 and 2004.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

It was not practicable to estimate a fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the book value is not impaired at December 31, 2006.

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

NOTE 9 – COMMITMENTS

The Company’s capital budget for 2007 is approximately $7,000,000, which will be financed through internally generated funds. As of December 31, 2006, the Company has no significant purchase commitments.

NOTE 10 – NONCASH INVESTING ACTIVITIES

Noncash investing activities included $152,460, $525,672 and $87,867 during the years ended December 31, 2006, 2005 and 2004, relating to plant and equipment additions placed in service during 2006, 2005 and 2004, which are reflected in accounts payable at year end.

NOTE 11 – GUARANTEES

On January 30, 2004, the Company guaranteed the indebtedness of FiberComm, LC (a 25.18% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company’s liability for the guarantee is not to exceed 12.5% of the indebtedness of FiberComm, LC upon default, including accrued interest, and the expenses of collection or protection of lender’s rights and remedies under the guarantee. The Company had recorded a liability of $375,000 in connection with this guarantee, which was the maximum potential liability under the terms of the guarantee. As of December 31, 2006, the Company has recorded a liability of $345,141 in connection with this guarantee. This is the maximum potential liability under the terms of the guarantee at December 31, 2006.

In addition, on November 3, 2006, the Company guaranteed a portion of the indebtedness of Hector Communications Corporation (HCC), in connection with a $6.4 million bridge loan by CoBank, ACB to HCC. The bridge financing by CoBank, ACB was issued in anticipation of HCC’s receipt of escrow funds in connection with the sale of its cellular interests in MWH to Alltel. Due to the contingencies for the release of the escrow funds, the three HCC owners (New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc.) have each agreed to guarantee $2.133 million of the bridge loan.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SALE OF MIDWEST WIRELESS HOLDINGS LLC

Prior to the sale of MWH, the Company owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for such purposes will be released to the members. New Ulm expects to receive the remaining amounts currently in escrow in April 2007 and January 2008. These additional payments of approximately $3 million in April 2007 and $5 million in January 2008, are subject to certain contingencies.

The Company’s prorated share of the indemnification account of the escrow is $8,170,263 plus accrued interest. Due to the contingencies for release of the escrow funds, no receivable has been recorded for the escrow funds.

NOTE 13 – ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION

As previously disclosed (8-K filed on June 27, 2006), New Ulm Telecom, Inc. entered into a definitive agreement to acquire a one-third interest in Hector Communications Corporation through a recently formed corporation, Hector Acquisition Corporation (HAC), which was equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the terms of the Agreement and Plan of Merger, Hector Communications Corporation and HAC merged, with Hector Communications Corporation becoming the surviving corporation.

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

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of Hector Communications Corporation.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION – (Continued)

Hector investment consist of the following:

2006
Equity Investment	$18,000,000
Loan Guarantee	2,133,333
Cumulative Income	162,600
Cumulative Distributions	(0)

Total	$20,295,933

Income and cash distributions from HCC were as follows as of and for the period from acquisition (November 3, 2006) to December 31, 2006:

December 31, 2006
Income Recorded	$162,600
Cash Distributions	0

The following is summarized financial information from HCC as of and for the period from acquisition (November 3, 2006) to December 31, 2006:

December 31, 2006
Current Assets	$34,920,241
Noncurrent Assets	142,206,163
Current Liabilities	33,123,755
Noncurrent Liabilities	89,638,886
Stockholders’ Equity	54,363,763
Revenues	5,295,962
Operating Income	1,571,100
Net Income	488,313

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment and the Phonery Segment. The Telecom Segment consists of the operations of its incumbent local carriers (ILEC’s), its competitive local exchange carrier (CLEC), and its operations that provide internet and video services. In addition, this Segment also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa and acquired a 33.33% ownership interest in Hector Communications Corporation (HCC) on November 3, 2006. HCC offers ILEC, CATV, and Internet services to various communities in Minnesota and Wisconsin. The Cellular Segment includes the sale and service of cellular phones and accessories, and had a 9.88% cellular investment in MWH that was sold to Alltel on October 2, 2006. The cellular investment in the Cellular Segment was recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidated method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it can be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s chief operation decision maker reviewed the performance of MWH using the proportionate method. The Phonery segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service. No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Year Ended December 31, 2006:
Operating Revenues	$15,412,087	$21,489,893	$1,866,787	$(21,886,533)	$16,882,234
Depreciation and Amortization	4,055,177	2,216,856	65,496	(2,216,856)	4,120,673
Operating Expenses, Excluding
Depreciation and Amortization	9,071,687	12,659,177	898,621	(13,219,040)	9,410,445

Operating Income	2,285,223	6,613,860	902,670	(6,450,637)	3,351,116
Interest Expense	(710,785)	(608,925)	—	512,055	(807,655)
Cellular Investment Income	—	—	—	5,925,389	5,925,389
Gain on Sale of Cellular Investment	—	50,152,885	—	—	50,152,885
Hector Investment Income	162,600		—	—	162,600
Other Investment Income	632,153	(13,193)	—	13,193	632,153
Income Taxes	(782,238)	(23,155,539)	(367,506)	—	(24,305,283)

Net Income	$1,586,953	$32,989,088	$535,164	$—	$35,111,205

Total Assets	$137,535,472	$39,070,144	$6,537,664	$(103,087,439)	$80,055,841

Capital Expenditures	$1,950,205	$2,294,359	$15,951	$(2,294,359)	$1,966,156

Year Ended December 31, 2005:
Operating Revenues	$16,040,226	$25,064,883	$1,837,571	$(25,597,843)	$17,344,837
Depreciation and Amortization	4,050,406	3,082,000	61,363	(3,082,000)	4,111,769
Operating Expenses, Excluding
Depreciation and Amortization	8,708,603	15,127,588	914,404	(15,790,708)	8,959,887

Operating Income	3,281,217	6,855,295	861,804	(6,725,135)	4,273,181
Interest Expense	(680,733)	(1,029,802)	—	911,141	(799,394)
Cellular Investment Income	—	—	—	5,742,935	5,742,935
Other Investment Income	168,576	(71,059)	—	71,059	168,576
Income Taxes	(1,181,492)	(2,386,364)	(357,390)	—	(3,925,246)

Net Income	$1,587,568	$3,368,070	$504,414	$—	$5,460,052

Total Assets	$90,943,813	$52,068,198	$6,066,738	$(93,774,840)	$55,303,909

Capital Expenditures	$2,317,737	$2,844,349	$—	$(2,844,349)	$2,317,737

Year Ended December 31, 2004:
Operating Revenues	$13,806,079	$21,283,097	$1,848,741	$(21,837,350)	$15,100,567
Depreciation and Amortization	4,197,752	2,949,522	73,060	(2,949,522)	4,270,812
Operating Expenses, Excluding
Depreciation and Amortization	7,978,010	14,040,885	901,423	(14,722,284)	8,198,034

Operating Income	1,630,317	4,292,690	874,258	(4,165,544)	2,631,721
Interest Expense	(487,128)	(915,760)	—	831,996	(570,892)
Cellular Investment Income	—	—	—	3,436,159	3,436,159
Other Investment Income	98,753	102,611	—	(102,611)	98,753
Income Taxes	(542,010)	(1,408,170)	(353,812)	—	(2,303,992)

Net Income	$699,932	$2,071,371	$520,446	$—	$3,291,749

Total Assets	$86,238,105	$48,743,326	$5,479,967	$(86,626,030)	$53,835,368

Capital Expenditures	$3,004,263	$3,268,404	$—	$(3,268,404)	$3,004,263

Item 8.   (Continued)

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended
	March 31	June 30	September 30	December 31
2006:
Revenues	$4,044,296	$3,979,613	$4,309,989	$4,548,336
Operating Income	661,414	474,662	1,021,880	1,193,160
Net Income	1,508,559	1,234,982	1,766,489	30,601,175
Basic and Diluted Net Income per Share	0.29	0.24	0.35	5.98

2005:
Revenues	$3,913,530	$4,341,794	$4,443,309	$4,646,204
Operating Income	585,581	1,074,336	1,094,663	1,518,601
Net Income	1,180,550	1,452,190	1,454,996	1,372,316
Basic and Diluted Net Income per Share	0.23	0.28	0.29	0.27

The Company’s net income for the quarter ended December 31, 2006 increased due to the gain on the sale of its cellular investment (MWH) to Alltel on October 2, 2006, less income taxes.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and except as described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal controls are designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles so that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Under the supervision, and with the participation of management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s evaluation identified a material weakness in the Company’s internal control over reliance on an outside consultant.

The Company determined that it did not have adequate controls over an outside consultant. The Company has a consulting firm prepare its Carrier Access Billings (CABs). At December 31, 2006, the Company did not have in place an internal review process to ensure that the amounts being invoiced to inter-exchange carriers contained the correct rates and number of access minutes billed.

As a result of the material weakness discussed above, management has determined that its internal control over financial reporting was not effective as of December 31, 2006.

Remediation Steps Related to Material Weaknesses

The Company has recognized that it does not currently exercise adequate oversight in relation to the CAB’s reports received from its outside consultant. Management is currently assessing options to remediate this material weakness and expects to have a process in place in the second quarter of 2007 to insure appropriate internal controls over its outside CAB’s consultant.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Kiesling Associates LLP, an independent registered public accounting firm, as stated in their report that follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

New Ulm Telecom, Inc.

We have audited management’s assessment, included in the accompanying report entitled “Item 9A Management’s Report on Internal Control over Financial Reporting,” that New Ulm Telecom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness related to not maintaining adequate controls over the carrier access billing process based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Ulm Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2006, management identified that it did not have in place an internal review process to insure that the amounts being invoiced to inter-exchange carriers contained the correct rates and number of access minutes billed. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 20, 2007 which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that New Ulm Telecom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, New Ulm Telecom, Inc. has not maintained effective control over financial reporting as of December 31, 2006, based on the COSO control criteria.

/s/   KIESLING ASSOCIATES LLP

West Des Moines, Iowa

March 20, 2007

Changes in Internal Controls over Financial Reporting During 2006 Fourth Quarter

During the fourth quarter of 2006, the Company implemented various improvements to internal controls, which included: (i) improved segregation of duties, including receipt and posting of cash receipts, (ii) instituted control improvements through the use of signed documentation, (iii) reassessed and implemented stricter IT system authorization levels, and (iv) enhanced control over income taxes. Except for the items discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The Company incorporates by reference the information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

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

Item 11.   Executive Compensation

The Company incorporates by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in its definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in its definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

The Company does not maintain any equity compensation plans.

Item 13.   Certain Relationships and Related Transactions

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

Item 14.   Principal Accounting Fees and Services

The Company incorporates by reference the information contained under the caption “Independent Registered Public Accounting Firm” in its definitive proxy statement for the annual meeting of shareholders to be held May 31, 2007.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:

		Pages

	Report of Independent Registered Public Accounting Firm	30

	Consolidated Balance Sheets at December 31, 2006 and 2005	32-33

	Consolidated Statements of Income for the Three Years Ended December 31, 2006, 2005 and 2004	34

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2006, 2005 and 2004	35

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006, 2005 and 2004	36

	Notes to Consolidated Financial Statements	37-47

(a) 2.	Consolidated Financial Statement schedules:

	Schedule II – Valuation and Qualifying Accounts	55

	Other schedules are omitted because they are not required or are not applicable, or the required information
	is shown in the financial statements or notes thereto.

(a) 3.	See “Index to Exhibits”

(b)	Exhibits Required

	See “Index to Exhibits”	75

(c)	Separate financial statements of Hector Communications Corporation, a 50 percent or less owned equity method
	investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant
	to the provisions of Regulation S-X, Article 3-09.	56-73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of

New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 20, 2007 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KIESLING ASSOCIATES LLP

West Des Moines, Iowa

March 20, 2007

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

Customer	1/1/06 Beginning Balance	2006 Additions	2006 Recoveries	2006 Write-Offs	12/31/06 Ending Balance
New Ulm	$100,000	$85,693	$56,284	$(114,412)	$127,565
Western	9,000	4,592	3,757	(8,349)	9,000
Peoples	6,000	(921)	921	—	6,000

	115,000	89,364	60,962	(122,761)	142,565

Interexchange Carriers
New Ulm	37,000	44,935	—	—	81,935
Western	53,000	45,000	—	—	98,000

Total	90,000	89,935	—	—	179,935

	$205,000	$179,299	$60,962	$(122,761)	$322,500

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Hector Communications Corporation

New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the period from acquisition (November 3, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the period from acquisition (November 3, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/   Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 13, 2007

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,793,116
Accounts receivable (net of allowance of $15,360)	2,601,027
Other receivables	212,334
Materials, supplies and inventories (Note 1)	737,235
Deferred income taxes	398,900
Other current assets	177,629

Total current assets	34,920,241

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 3)	37,987,592
less accumulated depreciation	(1,003,069)

Net property, plant and equipment	36,984,523

OTHER ASSETS:
Excess of cost over net assets acquired (Note 4)	86,347,040
Customer relationship intangible (Note 4)	8,900,000
Investment in unconsolidated affiliates (Note 6)	3,512,447
Other investments (Notes 1, 7 and 9)	5,525,449
Other assets (Notes 1 and 4)	936,704

Total other assets	105,221,640

TOTAL ASSETS	$177,126,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 9)	$7,400,000
Accounts payable	848,209
Payable to affiliates	545,576
Midwest Wireless proceeds payable to USCC (Note 5)	4,028,513
Accrued expenses	2,848,648
Income taxes payable	17,452,809

Total current liabilities	33,123,755

LONG TERM DEBT, less current portion (Note 9)	79,024,351
DEFERRED INCOME TAXES (Note 8)	9,765,798
DEFERRED COMPENSATIONS (Note 11)	848,737

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares
authorized; 900,000 shares issued and outstanding	9,000
Paid in Capital	53,991,000
Retained Earnings	488,313
Accumulated other comprehensive losses	(124,550)

Total Stockholders' Equity	54,363,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$177,126,404

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIOD FROM ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

REVENUES:
Local network	$1,027,565
Network access	2,400,106
Video services	501,888
Internet services	759,355
Other nonregulated services	607,048

Total revenues	5,295,962

COSTS AND EXPENSES:
Plant operations, excluding depreciation	673,973
Customer operations	239,988
General and administrative	415,275
Depreciation and amortization	1,302,627
Other operating expenses:
Operating taxes	80,248
Video service expenses	500,085
Internet expenses	183,598
Other	329,068

Total costs and expenses	3,724,862

OPERATING INCOME	1,571,100

OTHER INCOME (EXPENSES):
Interest expense	(1,089,495)
Interest and dividend income	322,854
Income from investments in unconsolidated affiliates (Note 6)	28,354

Other income (expense), net	(738,287)

INCOME BEFORE INCOME TAXES	832,813

INCOME TAX EXPENSE (Note 8)	344,500

NET INCOME	$488,313

BASIC AND DILUTED NET INCOME PER SHARE	$0.54

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIOD FROM ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

Net income	$488,313

Other comprehensive loss:
Unrealized holding loss on marketable securities	(108,384)
Income tax benefit related to unrealized holding loss on marketable securities	43,354
Unrealized loss on interest rate swap agreement	(99,980)
Income tax benefit related to unrealized loss on interest rate swap agreement	40,460

Other comprehensive loss	(124,550)

Comprehensive income	$363,763

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE at Beginning of Period	$—	$—	$—	$—	$—

Common Stock Issued	9,000	53,991,000			54,000,000
Net income			488,313		488,313
Change in unrealized losses on marketable securities, net of deferred taxes				(65,030)	(65,030)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(59,520)	(59,520)

BALANCE at December 31, 2006	$9,000	$53,991,000	$488,313	$(124,550)	$54,363,763

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM ACQUISTION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

Cash Flows from Operating Activities:
Net income	$488,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,305,563
Income from unconsolidated affiliates	(28,354)
Cash distributions from unconsolidated affiliates	39,131
Noncash interest income from notes	(4,443)
Changes in assets and liabilities:
Accounts receivable	(345,168)
Materials and supplies	253,067
Other current assets	38,913
Accounts payable	(11,055)
Accrued expenses	902,982
Income taxes payable	(1,814,376)
Deferred taxes	(126,406)
Deferred compensation	(25,862)

Net cash provided by operating activities	672,305

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(562,012)
Purchases of other investments	(1,745)
Acquisition, net of cash acquired	(101,837,666)
Payable to USCC	(6,590,091)
Proceeds from sales of other investments	140,726

Net cash used in investing activities	(108,850,788)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(5,741)
Proceeds from issuance of long-term debt	85,900,000
Loan issuance costs	(922,660)
Proceeds from issuance of stock	54,000,000

Net cash provided by financing activities	138,971,599

Net Increase in Cash and Cash Equivalents	30,793,116

Cash and Cash Equivalents at Beginning of Period	—

Cash and Cash Equivalents at End of Period	$30,793,116

Supplemental disclosures of cash flow information:
Interest paid during the period	$192
Income taxes paid during the period	2,285,282

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: On November 3, 2006, Hector Acquisition Corporation (HAC) acquired all of the Company’s outstanding common stock. Simultaneous with the acquisition, HAC was merged into the Company and the new legal entity was renamed Hector Communication Corporation. In connection with this acquisition, the accounts of the Company have been adjusted using the push down basis of accounting to recognize the allocation of the consideration paid for the common stock to the respective net assets acquired.

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2006, the Company’s subsidiaries provided telephone service to 28,800 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 7,024 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its subsidiaries (“Hector” or the “Company”). All material intercompany transactions and accounts have been eliminated.

Regulatory accounting: Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).

Estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates. The Company’s financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

Revenue recognition: Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of final cost separation studies, which are typically settled within two years.

Presentation of Taxes Collected From Customers: Sales, excise, and other taxes are imposed on most of the Company’s sales to nonexempt customers. The Company collects the taxes from customers and remits the entire amounts to the governmental authorities. The Company’s accounting policy is to exclude the taxes collected and remitted from revenues and expenses..

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes: The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant and equipment due to the use of accelerated deprecation methods for tax purposes, partnerships due to the differences between book and tax income, and intangible assets which are amortized for book purposes but not deductible for tax purposes.

Net income per share: Basic and diluted net income per common share is based on the weighted average number of common shares outstanding during the period presented.

Cash and cash equivalents: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts. The account balances at times exceed the federally insured limits. The Company has not experienced losses in these accounts and does not believe they are exposed to any significant credit risk.

Accounts receivable: Receivables are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable accounts.

A significant portion of the Company’s revenues is received from long distance carriers in the telephone industry. Consequently, the Company is directly affected by the financial well-being of that industry. The credit risk associated with these accounts is minimized due to the large number of long distance carriers.

Materials, supplies and inventories: Materials, supplies and inventories are valued at the lower of average cost or market.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses from operations was $1,198,793 for the period from acquisition (November 3, 2006) to December 31, 2006. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Investments in unconsolidated affiliates: The Company is an investor in several partnerships and limited liability corporations (Note 6). The Company’s percentage of ownership in these joint ventures ranges from 5% to 20%. The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company’s share of operating income or losses from the respective operations.

Other investments: The Company owns CoBank stock and investments in the stock of other telecommunications service providers. Long-term investments in corporations that are not intended for resale or are not readily marketable and in which the Company does not exercise significant influence are valued using the cost method. The cost method requires the Company to periodically evaluate these investments for impairment and if impairment is found, reduce the investment’s valuation to its net realizable value. No impairment charges have been taken against these investments.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles and other assets: Intangible assets owned by the Company include customer relationships acquired and customer lists purchased. Other assets owned by the Company include deferred debt issuance costs, cable television franchises, and other deferred charges. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life. Amortization included in expenses from operations was $103,834 during the period from acquisition (November 3, 2006) to December 31, 2006 (Note 4).

Financial instruments: The fair value of the Company’s financial instruments approximate carrying value except for long-term investments in other companies. Other long-term investments are not intended for resale and are not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. The fair value of the Company’s debt approximates carrying value.

Recently issued accounting principles: In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company will adopt the new requirements for fiscal 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for interim and annual reporting periods beginning after November 15, 2007. This statement provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, the Company was acquired by Hector Acquisition Corp (HAC). The purchase price was approximately $157 million (or $102 million net of cash acquired). HAC was a temporary entity incorporated on January 13, 2006 for the purpose of acquiring Hector Communications Corp and was dissolved simultaneously with the transaction closing. There was no activity in HAC prior to the acquisition of Hector Communications Corporation. The three shareholders of the Company are New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc, each owning 1/3 of the outstanding stock. All three shareholders are experienced in the telecommunications industry and have properties contiguous or near the Company’s service territories. Operations for the Company reflect the business activity from the date of acquisition (November 3, 2006) through December 31, 2006. In the acquisition, the following assets were acquired and liabilities were assumed.

The total allocation of the net purchase price of Hector Communications Corporation is shown in the table below:

Current assets	$59,150,606
Property, plant and equipment	37,621,304
Investments	9,291,595
Customer relationship intangible	9,000,000
Excess costs over net assets acquired	86,347,040
Other assets	20,819
Current liabilities	(33,136,314)
Long term debt	(530,092)
Deferred liabilities	(10,914,322)

Total purchase price	156,850,636
Less cash and cash equivalents acquired	(55,012,970)

Cash paid for acquisition	$101,837,666

The acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final review, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $95 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $9 million and the remaining $86 million has been recognized as goodwill. The estimated useful life of the $9 million intangible asset is 15 years. Goodwill on this transaction will not be deductible for income tax purposes.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

Estimated useful life	Dec 31, 2006
Land		$424,502
Buildings	5-40 years	3,469,080
Machinery and equipment	3-15 years	426,846
Furniture and fixtures	5-10 years	17,163
Telephone plant	5-33 years	33,067,051
Cable television plant	10-15 years	486,658
Construction in progress		96,292

		37,987,592
Less accumulated depreciation		1,003,069

		$36,984,523

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. The Company’s goodwill totaled $86,347,040 and is the result of the November 3, 2006 purchase of the Company by HAC.

The Company’s other intangible assets consist of acquired customer relationships, Internet customer lists, and deferred loan origination fees. Accumulated amortization on customer relationships was $100,000 at December 31, 2006. Amortization expense for the next five years is estimated as follows: 2007 - $745,000, 2008 - $732,000, 2009 - $732,000, 2010 - $732,000, 2011 - $732,000.

NOTE 5 – MIDWEST WIRELESS HOLDINGS LLC

Hector Communications Corporation owned approximately 8% of Midwest Wireless Holdings L.L.C (MWH). In November of 2005, Midwest Wireless Holdings L.L.C. (MWH) and Alltel Corporation (Alltel) entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals, which was prior to Hector Acquisition Corporation’s purchase of the Company. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, the members received approximately 90% of the sale proceeds. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for such purposes will be released to the members.

The Company’s prorated share of the indemnification account of the escrow is $6,626,000. No receivable has been recorded for any of this account because the release of funds is contingent on future events. Any amounts the Company receives from this account in 2007 and 2008 net of income taxes will be recorded as an adjustment to the allocation of the purchase price of the Company when the contingency is resolved and the cash is received.

A portion of the Company’s investment in MWH was held in a subsidiary which was 49% owned by United States Cellular Corporation (USCC). This subsidiary will be liquidated after the receipt of any amounts from the indemnification escrow. At December 31, 2006, the Company has a balance payable to USCC which represents the amount of proceeds from the MHW sale due to USCC from the Company.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including directory services, centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, current investment as of December 31, 2006 and income or loss from these investments for the period from acquisition (November 3, 2006) to December 31, 2006:

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

	Ownership Interest	Book Value at December 31	Income (Loss) on Investment
		2006	2006
Broadband Visions	16.7%	$889,784	$(5,599)
Communications Mgmt Grp	6.5%	252,366	153
Independent Pinnacle	7.9%	578,665	12,406
Northern Transport Group	20.0%	85,234	(8,282)
NW Minnesota Spec Access	5.3%	27,167	2,927
702 Communications	18.1%	1,488,581	20,288
West Central Transport	5.0%	190,650	6,461

		$3,512,447	$28,354

NOTE 7 – MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2006. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006	$1,455,817	$31,535	$139,919	$1,347,433

The equity securities in a loss position at December 31, 2006 have been in that position for less than 2 months.

Net unrealized losses on marketable securities, net of related deferred taxes, are included in stockholders’ equity as accumulated other comprehensive loss at December 31, 2006 as follows:

	Net Unrealized Losses	Deferred Income Taxes	Accumulated Comprehensive Losses
December 31, 2006	$(108,348)	$43,354	$(65,030)

These amounts have no cash effect and are not included in the statement of cash flows.

NOTE 8 – INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) for the period from acquisition (November 3, 2006) to December 31, 2006 were as follows:

Period from Acquisition (November 3, 2006) to December 31, 2006
Currently payable taxes:
Federal	$357,900
State	113,000
Deferred income tax	(126,400)

$344,500

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES (Continued)

Deferred tax assets and liabilities as of December 31 related to the following:

December 31, 2006
Deferred tax liabilities:
Accelerated depreciation	$4,775,539
Intangibles	3,642,642
Partnership and LLC investments	1,839,358
Other	164,282

10,421,821

Deferred tax assets:
Deferred compensation	273,790
Accrued expenses	541,671
Marketable securities	39,724
Interest rate swap	40,460
Other	159,278

1,054,923

Net deferred tax liability	$9,366,898

Presented on the balance sheet as:

Current deferred tax asset	$(398,900)
Non current deferred tax liability	9,765,798

Net deferred taxes	$9,366,898

The provision for income taxes varied from the federal statutory tax rate as follows:

Period from Acquisition (November 3, 2006) to December 31, 2006
Tax at U.S. statutory rate	35.0%
Surtax exemption	0.0
State income taxes, net of federal benefit	6.2
Other	(0.1)

Effective tax rate	41.1%

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

The Company’s notes payable and long term debt is as follows. CoBank provided financing to HAC for the November 3, 2006 purchase of the Company. The three CoBank notes were executed on November 3, 2006 and were outstanding as of December 31, 2006.

CoBank	December 31, 2006
Bridge note payable	$6,400,000
Revolving credit facility	3,500,000
Term loan facility	76,000,000

RDUP
Rural economic development grant	284,791
Rural economic development loan	239,560

Total	86,424,351
Less current portion	7,400,000

$79,024,351

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT (Continued)

The Bridge Note Payable to CoBank by the Company is payable in full on December 31, 2007. Interest is payable quarterly at a variable rate (8.44% at December 31, 2006).

The Revolving Credit Facility payable to CoBank by the Company is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $6,500,000 is available to the Company as of December 31, 2006. Interest is payable quarterly at a variable rate (8.44% at December 31, 2006).

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and are scheduled to begin in December 2007. Principal payments will be due quarterly until November 3, 2013 when the remaining balance of $47,500,000 is due. Interest is payable quarterly at a variable rate (8.44% at December 31, 2006). CoBank syndicated $25,000,000 of the term loan facility to other financial institutions, but remains the administrative agent for the loan.

The Rural Development Utilities Program of the United States Department of Agriculture (RDUP) Economic Development Grant is a revolving loan fund to finance approved rural economic projects. The grant was made to one of the Company’s subsidiaries. The grant funds and a required $64,600 contribution from the Company are to be used to create a revolving loan fund to encourage rural development in the subsidiaries service area.

The RDUP economic development loan consists of a non-interest bearing note payable to the RDUP in equal monthly payments of $3,743. The loan was made to one of the Company’s subsidiaries. This loan matures in 2012. Proceeds from the loan were lent to a city in the subsidiaries’ service territory under identical repayment terms.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. At December 31, 2006, investment in CoBank stock was $2,509,066.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $208,398 in 2006. Approximately 50% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded $87,558 in patronage refunds for the period from acquisition (November 3, 2006) to December 31, 2006. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans. In addition, the Company has pledged any future proceeds from the sale of Midwest Wireless Holdings LLC upon release from the escrow agent against the Bridge Note Payable. The Bridge Note Payable is also guaranteed by the shareholders of the Company. Interest rates on long-term portions of the loan are variable and consist of a base rate plus an applicable margin of .5% to 3.0% based on the Company’s leverage ratio as defined in the loan agreement. The average rate on the total loan was approximately 8.5% during 2006.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2006.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT (Continued)

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2007	7,400,000
2008	4,100,000
2009	4,500,000
2010	4,900,000
2011	5,300,000
Years 6 through 7	56,200,000

NOTE 10 – INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company uses variable-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company and its primary lender, CoBank, believe it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company pays a fixed contractual interest rate (5.1%) plus an additional payment if the variable rate (LIBOR) payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate. As of December 31, 2006 the Company had one interest rate swap agreement for a notional amount of $38,000,000 that expires November 8, 2009.

The interest rate swap qualifies as a cash flow hedge for accounting purposes under SFAS No. 133. The effect of hedging ineffectiveness on net earnings was insignificant for the period ending December 31, 2006. The fair value of the Company’s interest rate swap agreement is determined from a valuation received from the financial institution. The fair value indicates an estimated amount the Company would pay if the contract was canceled or transferred to other parties. At December 31, 2006, the fair value loss of the swap was approximately $99,980 which has been recorded, net of tax of $40,460, as a decrease in comprehensive income. The fair value loss of the swap has been included as a current liability in accrued expenses.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for the period from acquisition (November 3, 2006) to December 31, 2006 were approximately $28,000.

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. Deferred compensation expense included in operations was $14,300 for the period from acquisition (November 3, 2006) to December 31, 2006. Payments made under the agreement by the Company were $17,000 for the same period.

With the acquisition of the Company by HAC on November 3, 2006, the Company entered into severance agreements with former officers and key employees. A liability was accrued at November 3, 2006 for $1,156,000 for payments due under these agreements. As of December 31, 2006, $1,029,000 remained payable under these agreements.

NOTE 12 – TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $204,785, for the period from acquisition (November 3, 2006) to December 31, 2006. Expenses from transactions with the affiliates were $195,075 for the period from acquisition (November 3, 2006) to December 31, 2006.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

The Company has entered into Management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee will begin January 1, 2007 and will be $300,000 per year.

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. There were no costs billed under these agreements in the period from acquisition (November 3, 2006) to December 31, 2006. Fees for these services will begin January 1, 2007.

Balances payable to affiliates at December 31, 2006 represented acquisition costs to be reimbursed by the Company to its shareholders.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the period from acquisition (November 3, 2006) to December 31, 2006. The Company has no foreign operations.

NOTE 14 – SHAREHOLDER AGREEMENT

The shareholders of the Company have entered into a Shareholder Agreement that requires any shareholder who is selling or otherwise transferring their shares of stock in the Company to first offer to sell those shares to the Company. In the event the Company elects to not purchase such shares, the other shareholders may elect to purchase the shares. Upon occurrence of certain other events specified in the Shareholder Agreement, the Company and the remaining shareholders may purchase the shares owned by a shareholder. The selling price is determined based upon provisions set forth in the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC. (Registrant)

Date:	March 27, 2007	By	/s/ Bill Otis
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

Date:	March 27, 2007	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ James Jensen
James Jensen, Chairman of the Board

/s/ Duane Lambrecht
Duane Lambrecht, Director

/s/ Gary Nelson
Gary Nelson, Director

/s/ Rosemary Dittrich
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier
Mary Ellen Domeier, Director

/s/ Perry Meyer
Perry Meyer, Director

/s/ Paul Erick
Paul Erick, Director

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

10.1

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006 (File No. 000-03024)).

10.2

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006 (File No. 000-03024)).

10.3

Shareholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (File No. 000-03024)).

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