Form 10-Q
period 2007-03-31
NEW ULM TELECOM INC
filed 2007-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 10, 2007: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

MARCH 31, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$9,862,473	$30,457,707
Receivables, net of allowance for doubtful accounts of $449,828 and $322,500	1,208,419	1,337,367
Inventories	311,050	239,707
Prepaid expenses	175,555	206,927
	11,557,497	32,241,708

INVESTMENTS AND OTHER ASSETS
Investment in Hector Communications Corporation	20,477,481	20,295,933
Goodwill and intangibles, net of amortization	3,237,720	3,238,233
Other	1,660,575	1,572,902
	25,375,776	25,107,068

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	60,566,120	59,903,762
Other property and equipment	3,063,953	2,976,784
Video plant	2,545,339	2,489,752
	66,175,412	65,370,298
Less Accumulated Depreciation	43,679,324	42,663,233
	22,496,088	22,707,065

TOTAL ASSETS	$59,429,361	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
CURRENT LIABILITIES
Current portion of long-term debt	$26,149	$26,149
Accounts payable	546,246	294,756
Accrued income taxes	1,315,087	22,392,040
Other accrued taxes	92,247	76,828
Other accrued liabilities	607,749	715,624
	2,587,478	23,505,397

LONG-TERM DEBT, less current portion	71,891	79,983

NON-CURRENT LIABILITIES
Loan guarantee	2,478,474	2,478,474
Deferred income taxes	3,317,603	3,244,134
	5,796,077	5,722,608

STOCKHOLDERS’ EQUITY
Preferred stock - $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares and 90,000,000 authorized, 5,115,435 and 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	42,448,190	42,222,128
	50,973,915	50,747,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,429,361	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED MARCH 31,
	2007	2006
OPERATING REVENUES
Local network	$934,714	$953,475
Network access	1,411,095	1,431,291
Directory advertising, billing and other services	141,997	117,874
Video services	550,476	518,838
Internet services	406,994	386,083
Other nonregulated services	631,831	636,735
	4,077,107	4,044,296

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	565,245	600,060
Cost of video services	410,279	360,316
Cost of internet services	130,745	157,178
Cost of other nonregulated services	338,400	275,376
Depreciation and amortization	1,016,440	1,003,392
Selling, general and administrative	1,003,727	986,560
	3,464,836	3,382,882

OPERATING INCOME	612,271	661,414

OTHER (EXPENSES) INCOME
Interest expense	(1,652)	(214,737)
Interest income	322,805	24,295
Cellular investment income	—	1,911,586
Hector investment income	181,548	—
Other investment income	124,400	152,611
	627,101	1,873,755

INCOME BEFORE INCOME TAXES	1,239,372	2,535,169

INCOME TAXES	501,766	1,026,610

NET INCOME	$737,606	$1,508,559

BASIC AND DILUTED NET INCOME PER SHARE	$0.14	$0.29

DIVIDENDS PER SHARE	$0.10	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2006 AND THREE MONTHS ENDED MARCH 31, 2007

	Common Stock		Retained
	Shares	Amount	Earnings
BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income			35,111,205
Dividends			(15,909,003)

BALANCE on December 31, 2006	5,115,435	$8,525,725	$42,222,128

Net income			737,606
Dividends			(511,544)

BALANCE on March 31, 2007	5,115,435	$8,525,725	$42,448,190

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737,606	$1,508,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016,440	1,003,392
Cellular investment income	—	(1,911,586)
Distributions from cellular investments	—	996,499
Hector investment income	(181,548)	—
Decrease in:
Receivables	128,948	148,192
Inventories	(71,343)	2,443
Prepaid expenses	31,372	34,911
Increase (Decrease) in:
Accounts payable	240,049	137,158
Accrued income taxes	(21,076,953)	172,610
Other accrued taxes	15,419	18,310
Other accrued liabilities	(107,875)	190,770
Deferred income taxes	73,469	—
Net cash provided (used) by operating activities	(19,194,416)	2,301,258

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(793,509)	(743,916)
Other, net	(87,673)	(13,060)
Net cash used in investing activities	(881,182)	(756,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of Long-Term Debt	(8,092)	(625,000)
Dividends Paid	(511,544)	(460,389)
Net Cash Used by Financing Activities	(519,636)	(1,085,389)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,595,234)	458,893

CASH AND CASH EQUIVALENTS
at Beginning of Period	30,457,707	2,706,764

CASH AND CASH EQUIVALENTS
at End of Period	$9,862,473	$3,165,657

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, each of these deliverables are separately accounted for. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes and partnerships due to the difference between book and tax income. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. federal, Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2002 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, and March 31, 2007, the Company had no accrual for interest or penalties related to income tax matters.

The balance sheets and statement of stockholders’ equity as of March 31, 2007, and statements of income and the statements of cash flows for the periods ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31:

	2007	2006
Interest	$3,085	$206,439
Income taxes	$21,505,250	$854,000

Noncash investing activities included $163,901 and $157,155 during the periods ended March 31, 2007 and 2006, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2007 and 2006.

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

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2007, the Company had goodwill for wireline acquisitions of $3,218,906. The Company annually tests this as required under SFAS 142 and has determined that the goodwill is not impaired at the last assessment.

Intangible assets with definite lives are amortized over their useful lives. Amortization expense is $2,052 per year.

NOTE 5 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment.

•

The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILECs), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. In addition, this Segment also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa. The Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC) on November 3, 2006. HCC offers ILEC, CATV and Internet services to various communities in Minnesota and Wisconsin.

•

The Cellular Segment includes the sales and service of cellular phones and accessories, and had a 9.88% cellular investment in Midwest Wireless Holdings, LLC (MWH) that was sold to Alltel on October 2, 2006. The cellular investment in the Cellular Segment was recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviewed the performance of MWH using the proportionate method.

•	The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended March 31, 2007
Operating Revenues	$3,683,793	$142,400	$489,431	$(238,517)	$4,077,107
Depreciation and Amortization	999,630	—	16,810	—	1,016,440
Operating Expenses, Excluding Depreciation and Amortization	2,319,196	142,618	225,099	(238,517)	2,448,396
Operating Income	364,967	(218)	247,522	—	612,271
Interest Expense	(1,652)	—	—	—	(1,652)
Hector Investment Income	181,548	—	—	—	181,548
Other Investment Income	447,205	—	—	—	447,205
Income (Taxes) Benefit	(401,682)	88	(100,172)	—	(501,766)
Net Income	$590,386	$(130)	$147,350	$—	$737,606

Total Assets	$115,113,220	$60,607	$6,751,870	$(62,496,336)	$59,429,361

Capital Expenditures	$793,509	$—	$—	$—	$793,509

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended March 31, 2006
Operating Revenues	$3,640,456	$6,715,099	$531,605	$(6,842,864)	$4,044,296
Depreciation and Amortization	982,112	774,148	21,280	(774,148)	1,003,392

Operating Expenses, Excluding Depreciation and Amortization	2,305,425	3,915,604	230,402	(4,071,941)	2,379,490
Operating Income	352,919	2,025,347	279,923	(1,996,775)	661,414
Interest Expense	(184,385)	(194,903)	—	164,551	(214,737)
Cellular Investment Income	—	—	—	1,911,586	1,911,586
Other Investment Income	176,906	79,362	—	(79,362)	176,906
Income Taxes	(139,800)	(773,525)	(113,285)	—	(1,026,610)
Net Income	$205,640	$1,136,281	$166,638	$—	$1,508,559

Total Assets	$93,221,525	$52,384,184	$4,858,983	$(94,604,697)	$55,859,995

Capital Expenditures	$743,916	$780,809	$—	$(780,809)	$743,916

NOTE 6 – SUBSEQUENT EVENTS

Prior to the sale of MWH, the Company owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement under which Alltel agreed to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel.

Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds attributable to its interest or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the members.

As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. As previously disclosed, New Ulm expected to receive additional payments of approximately $3 million in April 2007 and $5 million in January 2008, from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. On April 5, 2007, the Company received a payment from the escrow fund of approximately $3 million plus accrued interest. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and March 31, 2007 and has not recorded a receivable for the remaining escrow funds that the Company would receive in January 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from these statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1A of the 2006 Form 10-K.

OVERVIEW

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment.

•

The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILECs), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. In addition, this Segment also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa. The Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC) on November 3, 2006. HCC offers ILEC, CATV and Internet services to various communities in Minnesota and Wisconsin.

•

The Cellular Segment includes the sales and service of cellular phones and accessories, and had a 9.88% cellular investment in Midwest Wireless Holdings, LLC (MWH) that was sold to Alltel on October 2, 2006. The cellular investment in the Cellular Segment was recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviewed the performance of MWH using the proportionate method.

•	The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $4,077,107 for the three months ended March 31, 2007, for an increase of 0.8% or $32,811 compared to the same period in 2006. The Telecom and Cellular segments experienced small increases in operating revenue over the same period in 2006, while the Phonery segment experienced a decrease.

The Telecom segment continues to experience decreases in its local network and network access revenues, both common industry trends. These decreases have been offset by increases in revenues from new and expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies as they emerge, such as hi-definition television (HDTV). The geographic expansion of its service offerings will provide this segment with future growth.

The Telecom segment’s decrease in its network access revenues is the result of downward pricing pressure on access charges and a decrease in the access minutes of use. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, and Aurelia, Iowa, and the immediately surrounding areas served by the affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of their interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

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

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment experienced a decrease in operating revenues due to decreased revenues from transport operations, offset by increased sales of customer premise equipment (CPE).

OPERATING EXPENSES:

Operating expenses for the three months ended March 31, 2007 increased $81,954, or 2.4%, compared to the same period in 2006, with the Telecom and Cellular segments responsible for the increase. The Telecom segment was responsible for $31,289 of the increase in operating expenses. Depreciation expense for the Telecom segment saw an increase of $17,518 in 2007 compared to 2006. This increase was due to the Company’s continued investment in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service. In addition, operating expenses increased due to increased costs to comply with the Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves. The Cellular segment accounted for a $66,060 increase in operating expenses due to increased cost of goods sold.

OPERATING INCOME:

Operating income for the three months ended March 31, 2007 decreased $49,143 or 7.4% over the three months ended March 31, 2006. The decrease in income was primarily due to the increase in video and other nonregulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended March 31, 2007 decreased $1,246,654 compared to the three months ended March 31, 2006.

The Company’s cellular investment income decreased $1,911,586 due to the sale of MWH to Alltel. The Company’s investment income in Hector Communications Corporation was $181,548 due to the Company’s 33.33% ownership interest acquired on November 3, 2006.

Other investment income decreased $28,211 for the three months ended March 31, 2007 over the same period in 2006. This was due to a decrease in the investment income from CoBank, a lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by an increase of investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the three month period ended 2007 as compared to 2006.

There was a $213,085 decrease in interest expense for the three-month period ended March 31, 2007 compared to the same period in 2006. The decrease in interest expense was due to the Company’s repayment of its outstanding CoBank, ACB debt in 2006.

There was a $298,510 increase in interest income for the three-month period ended March 31, 2007 compared to the same period in 2006. This was due to having more funds available for investment.

NET INCOME:

Net income was $737,606 for the three months ended March 31, 2007 compared with $1,508,559 for the same period in 2006. This $770,953, or 51.1%, decrease was primarily attributed to the decrease in cellular investment income as a result of the October 2006 sale of its interest in MWH.

Summary of Operations

	Three Months Ended March 31,
	2007	2006
Operating Income:
Telecom Segment	$364,967	$352,919
Cellular Segment	(218)	28,572
Phonery Segment	247,522	279,923

Total	612,271	661,414

Other Income	628,753	2,088,492
Interest Expense	(1,652)	(214,737)
Income Taxes	(501,766)	(1,026,610)

Net Income	$737,606	$1,508,559

Basic and Diluted Earnings Per Share	$.14	$.29

Weighted Average Shares Outstanding	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 85.4% of the Company’s consolidated operating revenues for the three-months ended March 31, 2007 before intercompany eliminations. Revenues are primarily earned by providing approximately 16,450 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-months ending March 31, 2007 increased $43,337 or 1.2% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Local Network	$958,165	$976,926
Network Access	1,418,361	1,438,491
Other	1,307,267	1,225,039

Total Operating Revenues	3,683,793	3,640,456

Operating Expenses, Excluding Depreciation and Amortization	2,319,196	2,305,425
Depreciation and Amortization Expenses	999,630	982,112

Total Operating Expenses	3,318,826	3,287,537

Operating Income	364,967	352,919

Net Income	$590,386	$205,640

Local network revenue decreased in the Telecom segment by $18,761 or 1.9% for the three months ended March 31, 2007 compared to the same period in 2006. Local network revenue decreased during this period as a result of a decrease of approximately 250 access lines for the first quarter of 2007 compared to the same period in 2006. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform.

Network access revenue decreased $20,130 or 1.4% for the three months ended March 31, 2007 compared with the same period in 2006. The decrease in network access revenue reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested approximately $8 million in capital expenditures since 2004. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund. The Telecom segment experienced a 4.1% decrease in access minutes for the three months ended March 31, 2007 as compared to the same period in 2006, a common industry trend.

Other operating revenues increased $82,228 or 6.7% for the three months ended March 31, 2007 compared with the same period in 2006. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, Minnesota was responsible for $10,193 of the increase in these revenues. The cable television services offered in the Minnesota communities of Cologne, Mayer, New Germany, and New Market Township were responsible for $23,647 of the increase in other operating revenues. Approximately $20,000 of the increase in other operating revenues was from the management services that the Company provided to HCC. The remainder of the revenue increase was attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $13,771 or 0.6% for the three-months ended March 31, 2007 compared with the same period in 2006. The increases in operating expenses were the result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, and the increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration.

Depreciation and amortization expenses increased $17,518 or 1.8% for the three months ended March 31, 2007 compared with the same period in 2006. The increase was due to the Company’s continued investment in the Telecom segment’s infrastructure.

Operating income increased $12,048 or 3.4% for the three months ended March 31, 2007 compared with the same period in 2006. The increase in operating income was primarily due to the increase in revenues for video and Internet services due to an increase in customers, and the increase in revenues due to the management services that the Company provides to HCC. This is partially offset by the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $43,337 increase in revenues combined with a $31,289 increase in operating expenses resulted in the $12,048 increase in operating income.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH (sold to Alltel on October 2, 2006). The operating revenue from sales of cellular phones and accessories increased by $37,270 for the three month period ending March 31, 2007 compared to March 31, 2006, due primarily to an increase in the sale of cellular phones. The cellular partnership income decreased $1,911,586 for the three months ended March 31, 2007 compared to the same period in 2006 due to the sale of MWH to Alltel on October 2, 2006. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviewed the performance of MWH using the proportionate method.

	Three Months Ended March 31,
	2007	2006
Proportionate Method:
Operating Revenues	$—	$6,609,969

Operating Expenses, Excluding Depreciation and Amortization	—	3,839,046
Depreciation and Amortization Expenses	—	774,148

Total Operating Expenses	—	4,613,194

Operating Income	—	1,996,775

Cellular Investment Income	$—	$1,911,586

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended March 31,
	2007	2006
Operating Revenues:	$142,400	$105,130

Operating Expenses, Excluding Depreciation and Amortization	142,618	76,558
Depreciation and Amortization Expenses	—	—

Total Operating Expenses	142,618	76,558

Operating Income	(218)	28,572

Interest Expense	—	(30,352)
Cellular Investment Income	—	1,911,586

Income (Taxes) Benefit	88	(773,525)

Net Income	$(130)	$1,136,281

As previously disclosed, on October 2, 2006, MWH was sold to Alltel.

Phonery Segment

The Phonery segment represented 11.3% of the consolidated operating revenues for the three-months ended March 31, 2007 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2007	2006
Operating Revenues:	$489,431	$531,605

Operating Expenses, Excluding Depreciation and Amortization	225,099	230,402
Depreciation and Amortization Expenses	16,810	21,280

Total Operating Expenses	241,909	251,682

Operating Income	247,522	279,923

Net Income	$147,350	$166,638

Operating revenue decreased $42,174, or 7.9%, for the three months ended March 31, 2007 compared to the same period in 2006. The Phonery segment’s revenues decreased due to reductions in leased network capacity revenues (approximately $65,000) and resale of long distance toll revenues (approximately $7,000). These decreases were partially offset by increased sales of CPE.

Operating expenses, excluding depreciation and amortization, decreased $5,303 or 2.3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease in operating expenses occurs as this segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $4,470 or 21.0% for the three months ended March 31, 2007 compared to the same period ended 2006. The 2007 decrease was due to certain long-lived assets that have become fully depreciated.

Operating income decreased by $32,401 or 11.6% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease in income was the result of the decreased income from leased network access, and resale of long distance toll.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $51,045,806 at March 31, 2007, reflecting 99.9% equity and 0.1% debt. This compares to a capital structure of $50,827,836 at December 31, 2006, reflecting 99.8% equity and 0.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash used by operations was $19,194,416 for the three-month period ended March 31, 2007 compared to cash provided by operations of $2,301,258 for the three-month period ended March 31, 2006. The cash flows used by operations for the three months ended March 31, 2007 were primarily due to the payment of income taxes, partially offset by net income and non-cash expenses for depreciation and amortization. Cash flows from operations for the three months ended March 31, 2006 was primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $881,182 for the three months ended March 31, 2007 compared to $756,976 for the same period in 2006. Capital expenditures relating to on-going businesses were $793,509 during the first three months of 2007 as compared to $743,916 for the same period in 2006. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $7,000,000 in 2007.

Cash flows used by financing activities were $519,636 for the three-months ended March 31, 2007 compared to cash flows used by financing activities of $1,085,389 for the three-months ended March 31, 2006. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $511,544 during the first quarter of 2007 and $460,389 during the first quarter of 2006. This represented a dividend of $.10 per share for the first quarter of 2007 and $.09 per share for the first quarter of 2006. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect the payment of regular dividends at the existing level to negatively affect its liquidity.

Sale of MWH

See Note 6 on page 11 of this Form 10-Q.

Working Capital

The Company had working capital of $8,970,019 as of March 31, 2007, compared to working capital of $8,736,311 as of December 31, 2006. The ratio of current assets to current liabilities was 4.5:1.0 as of March 31, 2007 and 1.4:1.0 as of December 31, 2006.

Long-Term Debt

See Note 3 on page 9 of this Form 10-Q.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Developments

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company has not yet assessed the impact of this Statement on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes” (FASB No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company’s implementation of FIN 48 had no impact on its financial statements as the Company has no unrecognized tax benefits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the management of the Company carried out an assessment under the supervision of and with the participation of the Company’s Chief Executive Officer, the Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified a control deficiency that is a material weakness, as reported in the Company’s Annual Report on Form 10-K for 2006 which was filed on March 28, 2007 (the “2006 Form 10-K”). As of the date of that assessment, the Chief Executive Officer, the Chief Financial Officer and Chief Operating Officer concluded that as a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Commission because of the material weakness in its internal control over financial reporting as discussed and reported in the Company’s 2006 Form 10-K.

In light of the material weaknesses described in the 2006 Form 10-K, management continues to monitor its carrier access billings and is determining appropriate remediation steps to ensure all access revenues have been accurately billed. Accordingly, management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2007, the Company implemented various improvements to internal controls, which included: (i) password practices improved and expanded, (ii) implemented an Information Security Policy and trained all personnel on this policy, (iii) implemented vendor approval process, including a new vendor form requiring authorized signature prior to adding a new vendor for payment, (iv) improved financial reporting process by implementing use of a formal disclosure checklist for financial filings and instituted procedures for approval of calculations for material estimates, (v) trained all employees on the disaster recovery plan and made this training part of new employee orientation, (vi) improved procedures for storage of system backups, and (vii) instituted criminal background checks on new hires.

No other changes to internal controls over financial reporting have come to the Company’s management’s attention during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Other than the additional risk factors described below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

There can be no assurance that we will receive the escrow proceeds from the sale of our interest in MWH in their entirety.

In connection with the acquisition of MWH by Alltel in October 2006, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds attributable to its interest or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the members. As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. As previously disclosed, New Ulm expected to receive additional payments of approximately $3 million in April 2007 and $5 million in January 2008 from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. On April 5, 2007, the Company received a payment from the escrow fund of approximately $3 million plus accrued interest. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and March 31, 2007 and has not recorded a receivable for the remaining escrow funds that the Company would receive in January 2008.

ITEM 5.  OTHER INFORMATION

Sale of MWH

See Note 6 on page 11 of this Form 10-Q.

Employment Agreement

In connection with the filing of the Form 8-K dated July 18, 2006, the Exhibit 10.2 with respect to Ms. Barbara Bornhoft, Vice President and Chief Operating Officer, contained typographical errors. A copy of the corrected employment agreement is attached as Exhibit 10.1 to this Form 10-Q.

ITEM 6.  EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 25 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.
Dated: May 10, 2007	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: May 10, 2007	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number	Description

10.1	Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara Bornhoft (Corrected)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002