Form 10-Q
period 2007-06-30
NEW ULM TELECOM INC
filed 2007-08-09
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 8, 2007: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
JUNE 30, 2007

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,167,964	$30,457,707
Receivables, net of allowance for doubtful accounts of $369,323 and $322,500	1,001,804	1,337,367
Inventories	518,996	239,707
Prepaid expenses	146,161	206,927

	12,834,925	32,241,708

INVESTMENTS AND OTHER ASSETS
Investment in Hector Communications Corporation	19,429,238	20,295,933
Goodwill and intangibles, net of amortization	3,237,207	3,238,233
Other	1,684,637	1,572,902

	24,351,082	25,107,068

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	61,052,174	59,903,762
Other property and equipment	3,075,074	2,976,784
Video plant	2,636,516	2,489,752

	66,763,764	65,370,298
Less Accumulated Depreciation	44,677,791	42,663,233

	22,085,973	22,707,065

TOTAL ASSETS	$59,271,980	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006

	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$26,149	$26,149
Accounts payable	733,648	294,756
Accrued income taxes	163,887	22,392,040
Other accrued taxes	87,480	76,828
Other accrued liabilities	652,614	715,624

	1,663,778	23,505,397

LONG-TERM DEBT, less current portion	63,177	79,983

NON-CURRENT LIABILITIES
Loan guarantee	1,198,719	2,478,474
Deferred income taxes	3,405,994	3,244,134

	4,604,713	5,722,608

STOCKHOLDERS’ EQUITY
Preferred stock - $1.66 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	44,414,587	42,222,128

	52,940,312	50,747,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,271,980	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

OPERATING REVENUES
Local network	$977,194	$994,768	$1,911,908	$1,948,243
Network access	1,366,375	1,377,340	2,777,470	2,808,631
Directory advertising, billing and other services	161,574	128,544	303,571	246,418
Video services	583,525	530,907	1,134,001	1,049,745
Internet services	417,735	391,815	824,729	777,898
Other nonregulated services	670,228	556,239	1,302,059	1,192,974

	4,176,631	3,979,613	8,253,738	8,023,909

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	664,528	643,401	1,229,773	1,243,461
Cost of video services	414,269	381,528	824,548	741,844
Cost of internet services	161,283	158,504	292,028	315,682
Cost of other nonregulated services	342,346	276,120	680,746	551,496
Depreciation and amortization	1,004,573	1,136,214	2,021,013	2,139,606
Selling, general and administrative	1,085,644	909,184	2,089,371	1,895,744

	3,672,643	3,504,951	7,137,479	6,887,833

OPERATING INCOME	503,988	474,662	1,116,259	1,136,076

OTHER (EXPENSES) INCOME
Interest expense	(1,442)	(223,523)	(3,094)	(438,260)
Interest income	343,886	15,794	666,691	40,089
Cellular investment income	—	1,821,088	—	3,732,674
Gain on Sale of MWH	3,116,624	—	3,116,624	—
Hector investment income	218,423	—	399,971	—
Other investment income (expense)	(17,098)	(12,463)	107,302	140,148

	3,660,393	1,600,896	4,287,494	3,474,651

INCOME BEFORE INCOME TAXES	4,164,381	2,075,558	5,403,753	4,610,727

INCOME TAXES	1,686,441	840,576	2,188,207	1,867,186

NET INCOME	$2,477,940	$1,234,982	$3,215,546	$2,743,541

BASIC AND DILUTED NET INCOME PER SHARE	$0.48	$0.24	$0.63	$0.54

DIVIDENDS PER SHARE	$0.10	$0.09	$0.20	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2006 AND
SIX MONTHS ENDED JUNE 30, 2007

	Common Stock		Retained Earnings
	Shares	Amount

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income			35,111,205
Dividends			(15,909,003)

BALANCE on December 31, 2006	5,115,435	$8,525,725	$42,222,128

Net income			3,215,546
Dividends			(1,023,087)

BALANCE on June 30, 2007 (unaudited)	5,115,435	$8,525,725	$44,414,587

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED

	JUNE 30, 2007	JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,215,546	$2,743,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,021,013	2,139,606
Cellular investment income	—	(3,732,674)
Gain on Sale of MWH	(3,116,624)	—
Distributions from cellular investments	—	1,964,086
Hector investment income	(399,971)	—
Deferred income taxes	161,860	—
(Increase) Decrease in:
Receivables	335,563	(427,133)
Inventories	(279,289)	(71,891)
Prepaid expenses	60,766	115,862
Increase (Decrease) in:
Accounts payable	445,075	(11,197)
Accrued income taxes	(22,228,153)	(673,994)
Other accrued taxes	10,652	11,193
Other accrued liabilities	(63,010)	4,350

Net cash provided by (used in) operating activities	(19,836,572)	2,061,749

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,405,078)	(1,067,022)
Proceeds from Sale of MWH	3,116,624	—
Other, net	(124,824)	(294,008)

Net cash provided by (used in) investing activities	1,586,722	(1,361,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(16,806)	(1,258,295)
Dividends paid	(1,023,087)	(920,778)

Net cash used by financing activities	(1,039,893)	(2,179,073)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,289,743)	(1,478,354)

CASH AND CASH EQUIVALENTS at Beginning of Period	30,457,707	2,706,764

CASH AND CASH EQUIVALENTS at End of Period	$11,167,964	$1,228,410

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. federal, Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2002 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, and June 30, 2007, the Company had no accrual for interest or penalties related to income tax matters.

The balance sheets and statement of stockholders’ equity as of June 30, 2007, and statements of income and the statements of cash flows for the periods ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2007 and for the six-month periods ended June 30, 2007 and 2006 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

          Cash paid during the six months ended June 30:

	2007	2006

Interest	$3,308	$435,249
Income taxes	$25,254,500	$3,011,000

Noncash investing activities included $6,183 and $367,859 during the periods ended June 30, 2007 and 2006, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2007 and 2006.

The noncash effect of the changes in loan guarantees and the respective investments in Hector and FiberComm, LC were decreases in the amount of $1,279,755 and $17,415 during the periods ended June 30, 2007 and 2006, respectively.

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

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At June 30, 2007, the Company had goodwill for wireline acquisitions of $3,218,906. The Company annually tests this as required under SFAS 142 and has determined that the goodwill is not impaired.

Intangible assets with definite lives are amortized over their useful lives. Amortization expense is $2,052 per year.

NOTE 5 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment.

•

The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILECs), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. In addition, this Segment also has a 25.18% investment in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa. The Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC) on November 3, 2006. HCC offers ILEC, CATV and Internet services to various communities in Minnesota and Wisconsin. The Company records its share of any income or loss from its investments in FiberComm, LC and HCC on the equity method.

•

The Cellular Segment includes the sales and service of cellular phones and accessories, and had a 9.88% cellular investment in Midwest Wireless Holdings, LLC (MWH) that was sold to Alltel on October 2, 2006. The cellular investment was recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviewed the performance of MWH using the proportionate method.

•	The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

          No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

NOTE 5 – SEGMENT INFORMATION (continued)

Segment information is as follows:

	Telecom	Cellular	Phonery
	Segment	Segment	Segment	Eliminations	Consolidated

Three Months Ended June 30, 2007
Operating Revenues	$3,751,781	$213,741	$456,487	$(245,378)	$4,176,631
Depreciation and Amortization	993,604	—	10,969	—	1,004,573
Operating Expenses, Excluding Depreciation and Amortization	2,540,665	128,642	244,141	(245,378)	2,668,070

Operating Income	217,512	85,099	201,377	—	503,988
Interest Expense	(1,442)	—	—	—	(1,442)
Gain on Sale of MWH	—	3,116,624	—	—	3,116,624
Hector Investment Income	218,423	—	—	—	218,423
Other Investment Income	114,498	212,290	—	—	326,788
Income Taxes	(223,293)	(1,381,651)	(81,497)	—	(1,686,441)

Net Income	$325,698	$2,032,362	$119,880	$—	$2,477,940

Total Assets	$113,949,869	$61,915	$6,939,599	$(61,679,403)	$59,271,980

Capital Expenditures	$611,569	$—	$—	$—	$611,569

	Telecom	Cellular	Phonery
	Segment	Segment	Segment	Eliminations	Consolidated

Three Months Ended June 30, 2006
Operating Revenues	$3,661,180	$7,117,916	$422,696	$(7,222,179)	$3,979,613
Depreciation and Amortization	1,123,874	786,724	12,340	(786,724)	1,136,214
Operating Expenses, Excluding Depreciation and Amortization	2,297,913	4,284,286	214,823	(4,428,285)	2,368,737

Operating Income	239,393	2,046,906	195,533	(2,007,170)	474,662
Interest Expense	(190,214)	(99,575)	—	66,266	(223,523)
Cellular Investment Income	—	—	—	1,821,088	1,821,088
Other Investment Income (Expense)	3,331	(119,816)	—	119,816	3,331
Income Taxes	(22,475)	(738,969)	(79,132)	—	(840,576)

Net Income	$30,035	$1,088,546	$116,401	$—	$1,234,982

Total Assets	$90,029,239	$53,318,631	$6,363,650	$(94,898,065)	$54,813,455

Capital Expenditures	$323,106	$788,622	$—	$(788,622)	$323,106

NOTE 5 – SEGMENT INFORMATION (continued)

	Telecom	Cellular	Phonery
	Segment	Segment	Segment	Eliminations	Consolidated

Six Months Ended June 30, 2007
Operating Revenues	$7,435,574	$356,141	$945,918	$(483,895)	$8,253,738
Depreciation and Amortization	1,993,234	—	27,779	—	2,021,013
Operating Expenses, Excluding Depreciation and Amortization	4,859,861	271,260	469,240	(483,895)	5,116,466

Operating Income	582,479	84,881	448,899	—	1,116,259
Interest Expense	(3,094)	—	—	—	(3,094)
Gain on Sale of MWH	—	3,116,624	—	—	3,116,624
Hector Investment Income	399,971	—	—	—	399,971
Other Investment Income	561,703	212,290	—	—	773,993
Income Taxes	(624,975)	(1,381,563)	(181,669)	—	(2,188,207)

Net Income	$916,084	$2,032,232	$267,230	$—	$3,215,546

Total Assets	$113,949,869	$61,915	$6,939,599	$(61,679,403)	$59,271,980

Capital Expenditures	$1,405,078	$—	$—	$—	$1,405,078

	Telecom	Cellular	Phonery
	Segment	Segment	Segment	Eliminations	Consolidated

Six Months Ended June 30, 2006
Operating Revenues	$7,301,636	$13,833,015	$954,301	$(14,065,043)	$8,023,909
Depreciation and Amortization	2,105,986	1,560,872	33,620	(1,560,872)	2,139,606
Operating Expenses, Excluding Depreciation and Amortization	4,603,338	8,199,890	445,225	(8,500,226)	4,748,227

Operating Income	592,312	4,072,253	475,456	(4,003,945)	1,136,076
Interest Expense	(374,599)	(294,478)	—	230,817	(438,260)
Cellular Investment Income	—	—	—	3,732,674	3,732,674
Other Investment Income (Expense)	180,237	(40,454)	—	40,454	180,237
Income Taxes	(162,275)	(1,512,494)	(192,417)	—	(1,867,186)

Net Income	$235,675	$2,224,827	$283,039	$—	$2,743,541

Total Assets	$90,029,239	$53,318,631	$6,363,650	$(94,898,065)	$54,813,455

Capital Expenditures	$1,067,022	$1,569,431	$—	$(1,569,431)	$1,067,022

NOTE 6 – SUBSEQUENT EVENTS

Pending Acquisition of Hutchinson Telephone Company

On August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm will acquire HTC for approximately $62 million in cash. After giving effect to closing date adjustments for HTC cash and working capital, and transaction expenses, the overall transaction size will be approximately $77 million. The transaction is being structured as a reverse triangular merger under which a newly-formed subsidiary of New Ulm, Hutchinson Acquisition Corp, will merge into HTC at closing with HTC continuing as a subsidiary of New Ulm. The acquisition will result in a combined company that provides phone, video and internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

The proposed transaction is subject to customary closing conditions, regulatory approvals and approval by the shareholders of HTC. The transaction has been unanimously approved by the Boards of Directors of New Ulm and HTC and is expected to close late in the fourth quarter of 2007. New Ulm is funding the purchase from available cash and borrowings from CoBank, ACB.

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

OVERVIEW

The Company is organized into three business segments, as described in Note 5 to the Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $4,176,631 for the three months ended June 30, 2007, for an increase of 5.0% or $197,018 compared to the same period in 2006. Total operating revenues were $8,253,738 for the six months ended June 30, 2007, for an increase of $229,829 or 2.9% compared to the same period in 2006. All segments experienced increases.

The Telecom segment continues to experience decreases in its local network and network access revenues, both common industry trends. These decreases have been offset by increases in revenues from its expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies, such as hi-definition television (HDTV), which the Company began offering during the second quarter in its New Ulm and Redwood Falls, Minnesota locations. The geographic expansion of its service offerings will provide this segment with future growth.

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

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories for the three months and the six months ended June 30, 2007. The Phonery segment experienced an increase in operating revenues for the three months and the six months ended June 30, 2007 due to increased sales of customer premise equipment (CPE).

OPERATING EXPENSES:

Operating expenses for the three months ended June 30, 2007 increased $167,692, or 4.8%, compared to the same period in 2006. Operating expenses for the six months ended June 30, 2007 increased $249,646 or 3.6%. The Telecom segment was responsible for $143,771 of the increase in operating expenses for the six months ended June 30, 2007. Depreciation expense for the Telecom segment saw a decrease of $112,752 for the first six months of 2007 compared to 2006. Depreciation decreased due to some long-lived assets becoming fully depreciated even as the Company continues to make investments in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, of $256,523 was due to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL and Internet service. In addition, operating expenses increased due to additional costs incurred in connection with the Company’s ongoing compliance with Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves. The Cellular and Phonery segments increased cost of goods sold accounted for the remainder of the increase.

OPERATING INCOME:

Operating income for the three months ended June 30, 2007 increased $29,326 or 6.2% over the three months ended June 30, 2006. Operating income for the six months ended June 30, 2007 decreased $19,817 or 1.7% compared to the six-month period ended June 30, 2006. The decrease in income for the six months ended June 30, 2007 was primarily due to the increase in video and other nonregulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations and the increased cost of goods sold from the Cellular and Phonery segments.

OTHER INCOME:

Overall, other income for the three months ended June 30, 2007 increased $2,059,497 compared to the three months ended June 30, 2006. Other income increased $812,843 for the six months ended June 30, 2007 compared to the same period in 2006.

The Company’s cellular investment income for the six months ended June 30, 2007 decreased $3,732,674 due to the October 2006 sale of MWH to Alltel. The Company received $3.1 million in the first six month of 2007 due to the receipt of a portion of the escrow funds from Alltel in April 2007. The Company’s investment income increased $399,971 for the six months ended June 30, 2007 compared to the same period in 2006 due to the Company’s 33.33% ownership interest in Hector Communications Corporation acquired on November 3, 2006.

Other investment income decreased $32,846 for the six months ended June 30, 2007 over the same period in 2006. This decrease was due to a decrease in the patronage income received from CoBank, a cooperative lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by an increase of investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the six month period ended 2007 as compared to 2006.

There was an increase of $626,602 in interest income for the six months ended June 30, 2007 compared to the same period in 2006. The increase was due to increased funds available for investment.

There was a $435,166 decrease in interest expense for the six-month period ended June 30, 2007 compared to the same period in 2006. The decrease in interest expense was due to the Company’s repayment of its outstanding CoBank, ACB debt in 2006.

NET INCOME:

Net income was $2,477,940 for the three months ended June 30, 2007 compared with $1,234,982 for the same period in 2006. Net income was $3,215,546 for the six-month period ending June 30, 2007 compared with $2,743,541 compared with the same six-month period in 2006. The $1,242,958 or 100.6% increase in net income for the three months ended June 30, 2007 was primarily attributed to the increase in the gain on sale of MWH from the receipt of the first portion of the escrow funds received in early April 2007 and the increase in the Hector investment income, which were partially offset by the decrease in cellular investment income as a result of the October 2006 sale of the Company’s interest in MWH.

Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Operating Income:
Telecom Segment	$217,512	$239,393	$582,479	$592,312
Cellular Segment	85,099	39,736	84,881	68,308
Phonery Segment	201,377	195,533	448,899	475,456

Total	503,988	474,662	1,116,259	1,136,076
Other Income	3,661,835	1,824,419	4,290,588	3,912,911
Interest Expense	(1,442)	(223,523)	(3,094)	(438,260)
Income Taxes	(1,686,441)	(840,576)	(2,188,207)	(1,867,186)

Net Income	$2,477,940	$1,234,982	$3,215,546	$2,743,541

Basic and Diluted Earnings Per Share	$.48	$.24	$.63	$.54

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 84.8% of the Company’s consolidated operating revenues for the three-month period ended June 30, 2007 and 85.1% of the Company’s consolidated operating revenues for the six-month period ended June 30, 2007, before intercompany eliminations. Revenues are primarily earned by providing approximately 16,350 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management and billing services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending June 30, 2007 increased $90,601 or 2.5% compared to the same period in 2006. Total Telecom segment revenues for the six-month period ending June 30, 2007 increased $133,938 or 1.8% compared to the same period in 2006. All information contained in the following table is before intercompany eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2007

Operating Revenues:
Local Network	$1,000,645	$1,018,219	$1,958,810	$1,995,145
Network Access	1,373,773	1,384,540	2,792,134	2,823,031
Other	1,377,363	1,258,421	2,684,630	2,483,460

Total Operating Revenues	3,751,781	3,661,180	7,435,574	7,301,636

Operating Expenses, Excluding Depreciation and Amortization	2,540,665	2,297,913	4,859,861	4,603,338
Depreciation and Amortization Expenses	993,604	1,123,874	1,993,234	2,105,986

Total Operating Expenses	3,534,269	3,421,787	6,853,095	6,709,324

Operating Income	217,512	239,393	582,479	592,312

Net Income	$325,698	$30,035	$916,084	$235,675

Local network revenue decreased in the Telecom segment by $17,574 or 1.7% for the three months ended June 30, 2007 compared to the same period in 2006. Local network revenue decreased in the Telecom segment by $36,335 or 1.8% for the six months ended June 30, 2007 compared to the same period in 2006. Local network revenue decreased during these periods as a result of a decrease in access lines of approximately 250 for the first three months of 2007 and approximately 350 for the first six months of 2007 compared to the same periods in 2006. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform or a cable platform.

Network access revenue decreased $10,767 or 0.8% for the three months ended June 30, 2007 compared with the same period in 2006. Network access revenue decreased $30,897 or 1.1% for the six months ended June 30, 2007 compared to the same period in 2006. The decrease in network access revenue reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The Telecom segment experienced a 6.7% decrease in access minutes for the six months ended June 30, 2007 compared to the same period in 2006. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested over $8.5 million in capital expenditures since 2004. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $118,942 or 9.5% for the three months ended June 30, 2007 compared with the same period in 2006. Other operating revenues increased $201,170 or 8.1% for the six months ended June 30, 2007 compared with the same period in 2006. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, Minnesota was responsible for $36,801 of the increase in these revenues for the six months ended June 30, 2007. The cable television services offered in the Minnesota communities of Cologne, Mayer, New Germany and New Market Township were responsible for $47,455 of the increase in other operating revenues for the six months ended June 30, 2007. Approximately $60,000 of the increase in other operating revenues was from the management services and billing services that the Company provided to HCC. Internet services were responsible for a $68,116 increase in operating revenues for the six months ended June 30, 2007. These increases were slightly offset by a decline in the amount of billing and collection revenue from interexchange carriers.

Operating expenses, excluding depreciation and amortization, increased $242,752 or 10.6% for the three-month period ended June 30, 2007 and increased $256,523 or 5.6% for the six-month period ended June 30, 2007 compared with the same periods in 2006. The increases in operating expenses were the result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, and the increasing expenses associated with the expanded array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration.

Depreciation and amortization expenses decreased $130,270 or 11.6% for the three months ended June 30, 2007 compared with the same period in 2006. Depreciation and amortization expenses decreased $112,752 or 5.4% for the six months ended June 30, 2007 compared with the same period ended June 30, 2006. The decreases were due to certain long-lived assets that have become fully depreciated, while continuing to make investments in the Telecom segment’s infrastructure.

Operating income decreased $21,881 or 9.1% for the three months ended June 30, 2007 compared with the same period in 2006. Operating income decreased $9,833 or 1.7% for the six months ended June 30, 2007 compared to the same period in 2006. The decrease in operating income for the six months ended June 30, 2007 was primarily due to decreases in network access revenues, increased cost of providing additional services (video) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. These decreases in operating income were partially offset by increased revenue for video and Internet services due to an increase in customers, and the increase in revenues due to the management and billing services that the company provides to HCC.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH (sold to Alltel on October 2, 2006). The operating revenue from sales of cellular phones and accessories increased by $80,198 for the three month period ending June 30, 2007 and $117,468 for the six month period ending June 30, 2007 as compared to the same periods in 2006, due primarily to an increase in the sale of cellular phones. The cellular partnership income decreased $1,821,088 for the three months ended June 30, 2007 compared to the same period ended in 2006, and decreased $3,732,674 for the six months ended June 30, 2007 as compared to June 30, 2006 due to the sale of MWH to Alltel on October 2, 2006. The Cellular segment had an increase of $3,116,624 in the gain on sale of MWH due to the receipt of a portion of the escrow funds in April 2007 for the six months ended June 30, 2007. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviews the performance of MWH using the proportionate method.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Proportionate Method:
Operating Revenues	$—	$6,984,373	$—	$13,594,342

Operating Expenses, Excluding Depreciation and Amortization	—	4,190,479	—	8,029,525
Depreciation and Amortization Expenses	—	786,725	—	1,560,872

Total Operating Expenses	—	4,977,204	—	9,590,397

Operating Income	—	2,007,169	—	4,003,945

Net Income	$—	$1,821,088	$—	$3,732,674

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Operating Revenues:	$213,741	$133,543	$356,141	$238,673

Operating Expenses, Excluding Depreciation and Amortization	128,642	93,807	271,260	170,365
Depreciation and Amortization Expenses	—	—	—	—

Total Operating Expenses	128,642	93,807	271,260	170,365

Operating Income	85,099	39,736	84,881	68,308

Interest Expense	—	(33,309)	—	(63,661)
Interest Income	212,290	—	212,290	—
Cellular Investment Income	—	1,821,088	—	3,732,674
Gain on Sale of MWH	3,116,624	—	3,116,624	—

Income Taxes	1,381,651	738,969	1,381,563	1,512,494

Net Income	$2,032,362	$1,088,546	$2,032,232	$2,224,827

As previously disclosed, on October 2, 2006, MWH was sold to Alltel.

Phonery Segment

The Phonery segment represented 10.3% of the consolidated operating revenues for the three-month period ended June 30, 2007 and 10.8% of the consolidated operating revenues for the six-month period ended June 30, 2007 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Operating Revenues:	$456,487	$422,696	$945,918	$954,301

Operating Expenses, Excluding Depreciation and Amortization	244,141	214,823	469,240	445,225
Depreciation and Amortization Expenses	10,969	12,340	27,779	33,620

Total Operating Expenses	255,110	227,163	497,019	478,845

Operating Income	201,377	195,533	448,899	475,456

Net Income	$119,880	$116,401	$267,230	$283,039

Operating revenue increased $33,791 or 8.0%, for the three months ended June 30, 2007 compared to the same period ended 2006. Operating revenue decreased $8,383 or 0.9% for the six months ended June 30, 2007 compared to the same period in 2006. The Phonery segment experienced decreased operating revenues for the six months ended June 30, 2007 primarily due to decreased revenues from the resale of long distance toll.

Operating expenses, excluding depreciation and amortization increased $29,318 or 13.6% for the three months ended June 30, 2007 and increased $24,015 or 5.4% for the six months ended June 30, 2007 compared to the same periods in 2006. This six-month increase in operating expenses is primarily due to increased cost of goods sold. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $1,371 or 11.1% for the three months ended June 30, 2007 compared with the same period in 2006. Depreciation and amortization expenses decreased $5,841 or 17.4% for the six months ended June 30, 2007 compared to the same period in 2006. These decreases were due to long-lived asset that have become fully depreciated.

Operating income increased by $5,844 or 3.0% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This three-month increase in income was primarily the result of the increase in operating revenues. Operating income decreased $26,557 or 5.6% for the six months ended June 30, 2007 compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus stockholders’ equity) for the Company was $53,003,489 at June 30, 2007, reflecting 99.9% equity and 0.1% debt. This compares to a capital structure of $50,827,836 at December 31, 2006, reflecting 99.8% equity and 0.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash used by operations was $19,836,572 for the six-month period ended June 30, 2007 compared to cash provided by operations of $2,061,749 for the six-month period ended June 30, 2006. The cash flows used by operations for the six months ended June 30, 2007 were primarily due to the payment of income taxes, partially offset by net income and non-cash expenses for depreciation and amortization. Cash flows from operations for the six months ended June 30, 2006 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows provided by investing activities were $1,586,722 for the six months ended June 30, 2007 compared to cash flows used in investing activities of $1,361,030 for the same period in 2006. In April 2007, the Company received $3,116,624, a portion of the escrow funds from the MWH sale to Alltel. Capital expenditures relating to on-going businesses were $1,405,078 during the first six months of 2007 as compared to $1,067,022 for the same period in 2006. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $4,000,000 in 2007.

Cash flows used by financing activities were $1,039,893 for the six-month period ended June 30, 2007 compared to cash flows used by financing activities of $2,179,073 for the six-month period ended June 30, 2006. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $1,023,087 during the first six months of 2007 and $920,778 during the first six months of 2006. This represented a dividend of $.10 per share per quarter for 2007 and $.09 per share per quarter for 2006. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect its payout of dividends at the existing level to negatively affect the liquidity of the Company.

Receipt of Remaining Funds From MWH

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

As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received payment of approximately $3 million plus accrued interest from the escrow fund. As previously disclosed, New Ulm expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008, from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and June 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company would receive in January 2008.

Financing Related to Acquisition of Hutchinson Telephone Company

In connection with its proposed acquisition of Hutchinson Telephone Company, described above in Note 6 of Notes to Financial Statements, New Ulm intends to establish a credit facility with CoBank, ACB, to finance a portion of the purchase price and to establish a working capital line of credit. The Company expects to close on the credit facility concurrent with the closing of the acquisition.

Working Capital

The Company had working capital of $11,171,147 as of June 30, 2007, compared to working capital of $8,736,311 as of December 31, 2006. The ratio of current assets to current liabilities was 7.7:1.0 as of June 30, 2007 and 1.4:1.0 as of December 31, 2006.

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

In light of the material weaknesses described in the 2006 Form 10-K, management continues to monitor its carrier access billings and has determined appropriate remediation steps to ensure all access revenues are accurately billed and expects to have these steps completed by year-end. Management believes that the interim consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the additional risk factors described below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

There can be no assurance that we will be able to successfully complete the acquisition of Hutchinson Telephone Company or to operate it successfully after the acquisition.

As described above in Note 6 of Notes to Financial Statements, on August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm will acquire HTC for approximately $62 million in cash. There can be no assurance that we will obtain the required federal, state and local regulatory approvals needed for consummation of the merger, obtain the required approval by the shareholders of HTC, or operate the combined company in a profitable manner after the merger.

There can be no assurance that we will receive the escrow proceeds from the sale of our interest in MWH in their entirety.

In connection with the acquisition of MWH by Alltel in October 2006, New Ulm received approximately 90% of the sale proceeds attributable to its interest or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the members. As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received a payment from the escrow fund of approximately $3 million plus accrued interest. As previously disclosed, New Ulm expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008 from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and June 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company would receive in January 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held May 31, 2007 in New Ulm, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 5,115,435 of which 3,742,367 shares were present either in person or by proxy. The election of directors was the only matter presented to stockholders.

Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES

James Jensen	3,677,770	64,597	443,787
Perry Meyer	3,680,986	61,381	443,787

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2008 Annual Meeting	2009 Annual Meeting

Paul Erick	Rosemary Dittrich
Duane Lambrecht	Mary Ellen Domeier
Gary Nelson

ITEM 5. OTHER INFORMATION

Receipt of Remaining Funds from Sale of Midwest Wireless Holding

As previously disclosed, on October 6, 2006, New Ulm received approximately 90% of the sale proceeds attributable to its interest in MWH or approximately $74 million. The purchaser Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the members.

As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received payment of approximately $3 million plus accrued interest from the escrow fund. New Ulm expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008, from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and June 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company would receive in January 2008.

Pending Acquisition of Hutchinson Telephone Company

As described in Note 6 of Note to Financial Statements, on August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm will acquire HTC.

ITEM 6. EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 29 of this Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: August 8, 2007	By	/s/ Bill Otis

Bill Otis, President

Dated: August 8, 2007	By	/s/ Nancy Blankenhagen

Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated August 3, 2007, by and among New Ulm Telecom, Inc., Hutchinson Acquisition Corp. and Hutchinson Telephone Company.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002