Form 10-Q
period 2007-09-30
NEW ULM TELECOM INC
filed 2007-11-08
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock. As of November 8, 2007, the Company has 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,204,312	$30,457,707
Receivables, net of allowance for doubtful accounts of $376,832 and $322,500	1,069,700	1,337,367
Income taxes receivable	1,025,678	—
Inventories	454,162	239,707
Prepaid expenses	117,720	206,927
	11,871,572	32,241,708

INVESTMENTS AND OTHER ASSETS
Investment in Hector Communications Corporation	18,892,482	20,295,933
Goodwill and intangibles, net of amortization	3,236,694	3,238,233
Other	2,126,247	1,572,902
	24,255,423	25,107,068

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	61,978,532	59,903,762
Other property and equipment	3,135,623	2,976,784
Video plant	2,654,851	2,489,752
	67,769,006	65,370,298
Less Accumulated Depreciation	45,687,324	42,663,233
	22,081,682	22,707,065

TOTAL ASSETS	$58,208,677	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$26,148	$26,149
Accounts payable	555,523	294,756
Accrued income taxes	—	22,392,040
Other accrued taxes	91,624	76,828
Other accrued liabilities	683,761	715,624
	1,357,056	23,505,397

LONG-TERM DEBT, less current portion	63,177	79,983

NON-CURRENT LIABILITIES
Loan guarantee	332,052	2,478,474
Deferred income taxes	2,541,139	3,244,134
	2,873,191	5,722,608

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock – $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Retained earnings	45,389,528	42,222,128
	53,915,253	50,747,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,208,677	$80,055,841

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING REVENUES
Local network	$962,769	$988,492	$2,874,677	$2,936,735
Network access	1,441,330	1,670,655	4,218,800	4,479,286
Directory advertising, billing and other services	183,494	122,442	487,065	368,860
Video services	596,207	517,212	1,730,208	1,566,957
Internet services	425,286	397,512	1,250,015	1,175,410
Other nonregulated services	802,942	613,676	2,105,001	1,806,650
	4,412,028	4,309,989	12,665,766	12,333,898

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	650,526	602,933	1,880,299	1,846,394
Cost of video services	435,661	368,433	1,260,209	1,110,277
Cost of internet services	136,520	152,934	428,548	468,616
Cost of other nonregulated services	385,273	299,233	1,066,019	850,729
Depreciation and amortization	1,014,454	1,070,298	3,035,467	3,209,904
Selling, general and administrative	857,661	794,278	2,947,032	2,690,022
	3,480,095	3,288,109	10,617,574	10,175,942

OPERATING INCOME	931,933	1,021,880	2,048,192	2,157,956

OTHER (EXPENSES) INCOME
Abandoned Acquisition Costs	—	(27,737)	—	(27,737)
Interest expense	(2,061)	(223,083)	(5,155)	(661,343)
Interest income	123,883	11,674	790,574	51,763
Cellular investment income	—	2,192,715	—	5,925,389
Gain on Sale of MWH	—	—	3,116,624	—
Hector investment income	329,911	—	729,882	—
Other investment income (expense)	(6,386)	(22,734)	100,916	117,414
	445,347	1,930,835	4,732,841	5,405,486

INCOME BEFORE INCOME TAXES	1,377,280	2,952,715	6,781,033	7,563,442

INCOME TAXES (BENEFIT)	(109,204)	1,186,226	2,079,003	3,053,412

NET INCOME	$1,486,484	$1,766,489	$4,702,030	$4,510,030

BASIC AND DILUTED NET INCOME PER SHARE	$0.29	$0.35	$0.92	$0.88

DIVIDENDS PER SHARE	$0.10	$0.09	$0.30	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2006 AND

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Retained Earnings
	Shares	Amount
BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net income			35,111,205
Dividends			(15,909,003)

BALANCE on December 31, 2006	5,115,435	$8,525,725	$42,222,128

Net income			4,702,030
Dividends			(1,534,630)

BALANCE on September 30, 2007 (unaudited)	5,115,435	$8,525,725	$45,389,528

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,702,030	$4,510,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,035,467	3,209,904
Cellular investment income	—	(5,925,389)
Gain on Sale of MWH	(3,116,624)	—
Distributions from cellular investments	—	2,728,240
Hector investment income	(729,882)	—
Deferred income tax	(702,995)	165,407
Decrease (Increase) in:
Receivables	(758,011)	(34,971)
Inventories	(214,455)	(38,170)
Prepaid expenses	89,207	117,379
Increase (Decrease) in:
Accounts payable	358,227	28,088
Accrued income taxes	(22,392,040)	(673,994)
Other accrued taxes	14,796	5,232
Other accrued liabilities	(31,863)	33,985
Net cash provided by (used in) operating activities	(19,746,143)	4,125,741

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(2,506,006)	(1,545,746)
Proceeds from Sale of MWH	3,116,624	—
Other, net	(566,434)	(288,327)
Net cash provided by (used in) investing activities	44,184	(1,834,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(16,806)	(1,883,295)
Dividends paid	(1,534,630)	(1,381,167)
Net cash used by financing activities	(1,551,436)	(3,264,462)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,253,395)	(972,794)

CASH AND CASH EQUIVALENTS
at Beginning of Period	30,457,707	2,706,764

CASH AND CASH EQUIVALENTS
at End of Period	$9,204,312	$1,733,970

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

The balance sheets and statement of stockholders’ equity as of September 30, 2007, and statements of income and the statements of cash flows for the periods ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2007 and for the nine-month periods ended September 30, 2007 and 2006 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the entire year.

NOTE 2 – INCOME TAXES

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the company’s financial statements as the Company had no unrecognized tax benefits at January 1, 2007.

A change in the estimated amount provided for 2006 corporate income taxes has been recorded as a reduction of approximately $632,000 in the estimated income taxes provided for the three months ended September 30, 2007.

At September 30, 2007, the Company had approximately $70,000 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects that there will be additional unrecognized tax benefits to be recorded within the next year based on the tax treatment of an installment sale.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2002 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007, and September 30, 2007, the Company had no accrual for interest or penalties related to income tax matters.

NOTE 3 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30:

	2007	2006
Interest	$7,108	$655,226
Income taxes	$26,199,716	$3,621,000

Noncash investing activities included $54,999 and $134,866 during the periods ended September 30, 2007 and 2006, respectively, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2007 and 2006.

The noncash effect of the changes in loan guarantees and the respective investments in Hector and FiberComm, LC were decreases in the amount of $2,146,422 and $17,415 during the periods ended September 30, 2007 and 2006, respectively.

NOTE 4 – SECURED REDUCING REVOLVING CREDIT FACILITY

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

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2007, the Company had goodwill for wireline acquisitions of $3,218,906. The Company annually tests this as required under SFAS 142 and has determined that the goodwill is not impaired.

Intangible assets with definite lives are amortized over their useful lives. Amortization expense is $2,052 per year.

NOTE 6 – SEGMENT INFORMATION

The Company is organized into three business segments: the Telecom Segment, the Cellular Segment, and the Phonery Segment.

Telecom Segment.       The Telecom Segment consists of the operations of its incumbent local exchange carriers (ILECs), its competitive local exchange carrier (CLEC), and its operations that provide Internet and video services. In addition, within this segment, the Company also owns 25.18% interest in FiberComm, LC, a competitive local exchange carrier (CLEC), in Sioux City, Iowa. On November 3, 2006, the Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC). HCC offers ILEC, CATV and Internet services to a number of communities in Minnesota and Wisconsin. The Company records its share of any income or loss from its ownership in FiberComm, LC and HCC on the equity method, the Company, as one-third owner of HCC, is overseeing a portion of the HCC operations.

Cellular Segment.        The Cellular Segment includes the sales and service of cellular phones and accessories, and had a 9.88% cellular investment in Midwest Wireless Holdings, LLC (MWH) that was sold to Alltel on October 2, 2006. The MWH cellular investment was recorded on the equity method on the financial statements and is presented in this note using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviewed the performance of MWH using the proportionate method.

Phonery Segment.       The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

NOTE 6 – SEGMENT INFORMATION (continued)

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended September 30, 2007
Operating Revenues	$3,856,152	$203,718	$599,224	$(247,066)	$4,412,028
Depreciation and Amortization	984,323	—	30,131	—	1,014,454
Operating Expenses, Excluding
Depreciation and Amortization	2,297,441	142,979	272,287	(247,066)	2,465,641
Operating Income	574,388	60,739	296,806	—	931,933
Interest Expense	(2,061)	—	—	—	(2,061)
Gain on Sale of MWH	—	—	—	—	—
Hector Investment Income	329,911	—	—	—	329,911
Other Investment Income (Expense)	117,497	—	—	—	117,497
Income (Taxes) Benefit	(411,378)	640,700	(120,118)	—	109,204
Net Income	$608,357	$701,439	$176,688	$—	$1,486,484

Total Assets	$75,631,434	$71,678	$7,122,663	$(24,617,098)	$58,208,677

Capital Expenditures	$1,100,928	$—	$—	$—	$1,100,928

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended September 30, 2006
Operating Revenues	$3,935,466	$6,952,250	$461,942	$(7,039,669)	$4,309,989
Depreciation and Amortization	1,053,488	788,718	16,810	(788,718)	1,070,298
Operating Expenses, Excluding
Depreciation and Amortization	2,124,896	4,212,870	230,113	(4,350,068)	2,217,811
Operating Income	757,082	1,950,662	215,019	(1,900,883)	1,021,880
Interest Expense	(189,874)	(314,447)	—	281,238	(223,083)
Cellular Investment Income	—	—	—	2,192,715	2,192,715
Other Investment Income (Expense)	(38,797)	573,070	—	(573,070)	(38,797)
Income Taxes	(212,625)	(886,583)	(87,018)	—	(1,186,226)
Net Income	$315,786	$1,322,702	$128,001	$—	$1,766,489

Total Assets	$90,383,935	$54,263,508	$6,503,300	$(95,450,769)	$55,699,974

Capital Expenditures	$478,724	$721,539	$—	$(721,539)	$478,724

NOTE 6 – SEGMENT INFORMATION (continued)

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Nine Months Ended September 30, 2007
Operating Revenues	$11,291,726	$559,859	$1,545,142	$(730,961)	$12,665,766
Depreciation and Amortization	2,977,557	—	57,910	—	3,035,467
Operating Expenses, Excluding
Depreciation and Amortization	7,157,302	414,239	741,527	(730,961)	7,582,107
Operating Income	1,156,867	145,620	745,705	—	2,048,192
Interest Expense	(5,155)	—	—	—	(5,155)
Gain on Sale of MWH	—	3,116,624		—	3,116,624
Hector Investment Income	729,882	—	—	—	729,882
Other Investment Income (Expense)	679,200	212,290	—	—	891,490
Income Taxes	(1,036,353)	(740,863)	(301,787)	—	(2,079,003)
Net Income	$1,524,441	$2,733,671	$443,918	$—	$4,702,030

Total Assets	$75,631,434	$71,678	$7,122,663	$(24,617,098)	$58,208,677

Capital Expenditures	$2,506,006	$—	$—	$—	$2,506,006

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Operating Revenues	$11,237,102	$20,785,265	$1,416,243	$(21,104,712)	$12,333,898
Depreciation and Amortization	3,159,474	2,349,590	50,430	(2,349,590)	3,209,904
Operating Expenses, Excluding
Depreciation and Amortization	6,728,234	12,412,760	675,338	(12,850,294)	6,966,038
Operating Income	1,349,394	6,022,915	690,475	(5,904,828)	2,157,956
Interest Expense	(564,473)	(608,925)	—	512,055	(661,343)
Cellular Investment Income	—	—	—	5,925,389	5,925,389
Other Investment Income (Expense)	141,440	532,616	—	(532,616)	141,440
Income Taxes	(374,900)	(2,399,077)	(279,435)	—	(3,053,412)
Net Income	$551,461	$3,547,529	$411,040	$—	$4,510,030

Total Assets	$90,383,935	$54,263,508	$6,503,300	$(95,450,769)	$55,699,974

Capital Expenditures	$1,545,746	$2,290,970	$—	$(2,290,970)	$1,545,746

NOTE 7 – PENDING ACQUISITION

Pending Acquisition of Hutchinson Telephone Company

On August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm Telecom, Inc. will acquire HTC for approximately $62 million in cash. After giving effect to closing date adjustments for HTC cash and working capital, and transaction expenses, the overall transaction size will be approximately $77 million. The transaction is being structured as a reverse triangular merger under which a newly-formed subsidiary of New Ulm Telecom, Inc., Hutchinson Acquisition Corp, will merge into HTC at closing with HTC continuing as a subsidiary of New Ulm Telecom, Inc. The acquisition will result in a combined company that provides phone, video and Internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

On August 31, 2007, shareholders of HTC approved the merger. The transaction continues to be subject to customary closing conditions and regulatory approvals. New Ulm Telecom, Inc. and HTC have filed a Joint Petition for approval of the Merger Agreement with the Minnesota Public Utilities Commission and have also made required FCC filings. New Ulm Telecom, Inc. and HTC are also working together to obtain the required other approvals and consents. New Ulm Telecom, Inc. continues to expect the transaction to close in the fourth quarter of 2007. New Ulm Telecom, Inc. is funding the purchase from available cash and borrowings from CoBank, ACB.

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

OVERVIEW

The Company owns and operates incumbent local exchange carriers (ILECs) and a competitive local exchange carrier (CLEC) that provide, own and operate phone, video and Internet services in a number of Minnesota and Iowa communities. The Company also sells and services cellular phones and accessories, customer premise equipment and transport operations. The Company also holds a 25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa and on November 3, 2006, acquired a 33.33% ownership interest in Hector Communications Corporation, which provides phone, video and Internet services to a number of communities in Minnesota and Wisconsin. The Company is organized into three business segments, as described in Note 6 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $4,412,028 for the three months ended September 30, 2007, for an increase of 2.4% or $102,039 compared to the same period in 2006. Total operating revenues were $12,665,766 for the nine months ended September 30, 2007, for an increase of $331,868 or 2.7% compared to the same period in 2006. All segments experienced increases.

The Telecom segment continues to experience decreases in its local network and network access revenues, both common industry trends. These decreases have been offset by increases in revenues from its expanded service offerings: digital video, digital subscriber line (DSL), Internet service provision, and the operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet and video services over the same infrastructure. The Company’s continued infrastructure investment has allowed it to offer its customers new technologies, such as high-definition television (HDTV), which the Company began offering during the second quarter in its New Ulm, Springfield and Redwood Falls, Minnesota locations. The Company expects to continue to invest in its infrastructure so that it can continue to offer its customers new technologies as they emerge. The geographic expansion of its service offerings will provide this segment with future growth.

The Telecom segment’s decrease in its network access revenues is the result of downward pricing pressure on access charges and a decrease in the access minutes of use. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, and Aurelia, Iowa, and the immediately surrounding areas served by the affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of their interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings, nor can it estimate the impact, if any, on the Company.

The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future revenue growth will be realized through new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings will provide this segment with continued future growth.

The Cellular segment saw an increase in its sales and service revenues of cellular phones and accessories for the three months and the nine months ended September 30, 2007. The Phonery segment experienced an increase in operating revenues for the three months and the nine months ended September 30, 2007 due to increased sales of customer premise equipment (CPE).

OPERATING EXPENSES:

Operating expenses for the three months ended September 30, 2007 increased $191,986, or 5.8%, compared to the same period in 2006. Operating expenses for the nine months ended September 30, 2007 increased $441,632 or 4.3%. The Telecom segment was responsible for $247,151 of the increase in operating expenses for the nine months ended September 30, 2007. Depreciation expense for the Telecom segment saw a decrease of $181,917 for the first nine months of 2007 compared to 2006. Depreciation decreased due to some long-lived assets becoming fully depreciated even as the Company continues to make investments in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, of $429,068 was due to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL and Internet service. In addition, operating expenses increased due to additional costs incurred in connection with the Company’s ongoing compliance with Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves. The Cellular and Phonery segments increased cost of goods sold accounted for the remainder of the increase.

OPERATING INCOME:

Operating income for the three months ended September 30, 2007 decreased $89,947 or 8.8% over the three months ended September 30, 2006. Operating income for the nine months ended September 30, 2007 decreased $109,764 or 5.1% compared to the nine-month period ended September 30, 2006. The decreases in income for the three and nine month periods ended September 30, 2007 were primarily due to the increase in video and other nonregulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations and the increased cost of goods sold from the Cellular and Phonery segments.

OTHER INCOME:

Overall, other income for the three months ended September 30, 2007 decreased $1,485,488 compared to the three months ended September 30, 2006. Other income decreased $672,645 for the nine months ended September 30, 2007 compared to the same period in 2006.

The Company’s cellular investment income for the nine months ended September 30, 2007 decreased $5,925,389 due to the October 2006 sale of MWH to Alltel. The Company received $3,116,624 in the first nine months of 2007 due to the receipt of a portion of the escrow funds from Alltel in April 2007. The Company’s investment income increased $729,882 for the nine months ended September 30, 2007 compared to the same period in 2006 due to the Company’s 33.33% ownership interest in Hector Communications Corporation acquired on November 3, 2006.

Other investment income decreased $16,498 for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease was due to a decrease in the patronage income received from CoBank, a cooperative lender that specializes in agribusiness, communications, energy and water systems, and agricultural export financing, offset by an increase in investment income from Fibercom, L.C., a CLEC in Sioux City, Iowa for the nine months ended in 2007 as compared to the same period in 2006. The Company paid off its CoBank loans in 2006.

There was an increase of $738,811 in interest income for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was due to increased funds available for investment resulting from the proceeds of the MWH sale.

There was a $656,188 decrease in interest expense for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in interest expense was due to the Company’s repayment of its outstanding CoBank, ACB debt in 2006.

NET INCOME:

Net income was $1,486,484 for the three months ended September 30, 2007 compared with $1,766,489 for the same period in 2006. Net income was $4,702,030 for the nine-month period ending September 30, 2007 compared with $4,510,030 for the same nine-month period in 2006. The $280,005 or 15.9% decrease in net income for the three months ended September 30, 2007 was primarily attributed to the decrease in cellular investment income as a result of the October 2006 sale of the Company’s interest in MWH, partially offset by the increase in the Hector investment income. The $192,000 or 4.3% increase in net income for the nine months ended September 30, 2007 was primarily attributed to the decrease in the Company’s income taxes, an increase in the gain on sale of MWH from the receipt of the first portion of the escrow funds received in early April 2007 and an increase in Hector investment income, offset by the decrease in cellular investment income as a result of the October 2006 sale of the Company’s interest in MWH.

Summary of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Income:
Telecom Segment	$574,388	$757,082	$1,156,867	$1,349,394
Cellular Segment	60,739	49,779	145,620	118,087
Phonery Segment	296,806	215,019	745,705	690,475

Total	931,933	1,021,880	2,048,192	2,157,956
Other Income	447,408	2,153,918	4,737,996	6,066,829
Interest Expense	(2,061)	(223,083)	(5,155)	(661,343)
Income Taxes	109,204	(1,186,226)	(2,079,003)	(3,053,412)

Net Income	$1,486,484	$1,766,489	$4,702,030	$4,510,030

Basic and Diluted
Earnings Per Share	$.29	$.35	$.92	$.88

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 82.8% of the Company’s consolidated operating revenues for the three-month period ended September 30, 2007 and 84.3% of the Company’s consolidated operating revenues for the nine-month period ended September 30, 2007, before intercompany eliminations. Revenues are primarily earned by providing customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management and billing services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three-month period ending September 30, 2007 decreased $79,314 or 2.0% compared to the same period in 2006. Total Telecom segment revenues for the nine-month period ending September 30, 2007 increased $54,624 or 0.5% compared to the same period in 2006. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenues:
Local Network	$986,220	$1,011,943	$2,945,030	$3,007,088
Network Access	1,448,668	1,677,855	4,240,802	4,500,886
Other	1,421,264	1,245,668	4,105,894	3,729,128

Total Operating Revenues	3,856,152	3,935,466	11,291,726	11,237,102

Operating Expenses, Excluding Depreciation and Amortization	2,297,441	2,124,896	7,157,302	6,728,234
Depreciation and Amortization Expenses	984,323	1,053,488	2,977,557	3,159,474

Total Operating Expenses	3,281,764	3,178,384	10,134,859	9,887,708

Operating Income	574,388	757,082	1,156,867	1,349,394

Net Income	$608,357	$315,786	$1,524,441	$551,461

Local network revenue decreased in the Telecom segment by $25,723 or 2.5% for the three months ended September 30, 2007 compared to the same period in 2006. Local network revenue decreased in the Telecom segment by $62,058 or 2.1% for the nine months ended September 30, 2007 compared to the same period in 2006. Local network revenue decreased as a result of a decrease in access lines of approximately 300 for the first nine months of 2007 compared to the same period in 2006. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform or a cable platform.

Network access revenue decreased $229,187 or 13.7% for the three months ended September 30, 2007 compared with the same period in 2006. Network access revenue decreased $260,084 or 5.8% for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in network access revenue reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. The Telecom segment experienced a 7.5% decrease in access minutes for the nine months ended September 30, 2007 compared to the same period in 2006. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has invested over $9 million in capital expenditures since 2004. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $175,596 or 14.1% for the three months ended September 30, 2007 compared with the same period in 2006. Other operating revenues increased $376,766 or 10.1% for the nine months ended September 30, 2007 compared with the same period in 2006. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the city of Redwood Falls, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn and Redwood Falls, Minnesota was responsible for $95,919 of the increase in these revenues for the nine months ended September 30, 2007. The cable television services offered in the Minnesota communities of Cologne, Mayer, New Germany and New Market Township were responsible for $70,208 of the increase in other operating revenues for the nine months ended September 30, 2007. Approximately $128,000 of the increase in other operating revenues was from the management and billing services that the Company provided to HCC. Internet services were responsible for a $109,147 increase in operating revenues for the nine months ended September 30, 2007. These increases were slightly offset by a decline in the amount of billing and collection revenue from interexchange carriers.

Operating expenses, excluding depreciation and amortization, increased $172,545 or 8.1% for the three-month period ended September 30, 2007 and increased $429,068 or 6.4% for the nine-month period ended September 30, 2007 compared with the same periods in 2006. The increases in operating expenses were the result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, and the increasing expenses associated with the expanded array of services offered such as video and DSL that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. This realization has motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration.

Depreciation and amortization expenses decreased $69,165 or 6.6% for the three months ended September 30, 2007 compared with the same period in 2006. Depreciation and amortization expenses decreased $181,917 or 5.8% for the nine months ended September 30, 2007 compared with the same period ended September 30, 2006. While continuing to make investments in the Telecom segment’s infrastructure, there were net decreases due to the fact that certain long-lived assets have become fully depreciated for financial reporting purposes even though these assets are still in service.

Operating income decreased $182,694 or 24.1% for the three months ended September 30, 2007 compared with the same period in 2006. Operating income decreased $192,527 or 14.3% for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in operating income for the nine months ended September 30, 2007 was primarily due to decreases in network access revenues and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. These decreases in operating income were partially offset by increased revenue for video and Internet services due to an increase in customers, and the increase in revenues due to the management and billing services that the company provides to HCC.

Cellular Segment

The Cellular segment operations for 2007 and 2006 include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH (sold to Alltel on October 2, 2006). The operating revenue from sales of cellular phones and accessories increased by $51,984 for the three-month period ending September 30, 2007 and $169,452 for the nine-month period ending September 30, 2007 as compared to the same periods in 2006. The cellular partnership income decreased $2,192,715 for the three months ended September 30, 2007 compared to the same period ended in 2006, and decreased $5,925,389 for the nine months ended September 30, 2007 as compared to September 30, 2006 due to the sale of MWH. The Cellular segment had an increase of $3,116,624 from the gain on the sale of MWH due to the receipt of a portion of the escrow funds in April 2007 for the nine months ended September 30, 2007. The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s CODM reviewed the performance of MWH using the proportionate method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Proportionate Method:
Operating Revenues	$—	$6,800,516	$—	$20,394,858

Operating Expenses, Excluding Depreciation and Amortization	—	4,110,915	—	12,140,440
Depreciation and Amortization Expenses	—	788,718	—	2,349,589

Total Operating Expenses	—	4,899,633	—	14,490,029

Operating Income	—	1,900,883	—	5,904,829

Net Income	$—	$2,192,715	$—	$5,925,389

A recap of income for the cellular segment using the equity method to record earnings on its investment in MWH, is contained in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenues:	$203,718	$151,734	$559,859	$390,407

Operating Expenses, Excluding Depreciation and Amortization	142,979	101,955	414,239	272,320
Depreciation and Amortization Expenses	—	—	—	—

Total Operating Expenses	142,979	101,955	414,239	272,320

Operating Income	60,739	49,779	145,620	118,087

Interest Expense	—	(33,209)	—	(96,870)
Interest Income	—	—	212,290	—
Cellular Investment Income	—	2,192,715	—	5,925,389
Gain on Sale of MWH	—	—	3,116,624	—

Income Tax (Expense) Benefit	640,700	(886,583)	(740,863)	(2,399,077)

Net Income	$701,439	$1,322,702	$2,733,671	$3,547,529

As previously disclosed, on October 2, 2006, MWH was sold to Alltel.

Phonery Segment

The Phonery segment represented 12.9% of the consolidated operating revenues for the three-month period ended September 30, 2007 and 11.5% of the consolidated operating revenues for the nine-month period ended September 30, 2007 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating Revenues:	$599,224	$461,942	$1,545,142	$1,416,243

Operating Expenses, Excluding Depreciation and Amortization	272,287	230,113	741,527	675,338
Depreciation and Amortization Expenses	30,131	16,810	57,910	50,430

Total Operating Expenses	302,418	246,923	799,437	725,768

Operating Income	296,806	215,019	745,705	690,475

Net Income	$176,688	$128,001	$443,918	$411,040

Operating revenue increased $137,282 or 29.7%, for the three months ended September 30, 2007 compared to the same period ended 2006. Operating revenue increased $128,899 or 9.1% for the nine months ended September 30, 2007 compared to the same period in 2006. The Phonery segment experienced increased operating revenues for the nine months ended September 30, 2007 primarily due to increased CPE Sales partially offset by decreased revenues from the resale of long distance toll.

Operating expenses, excluding depreciation and amortization, increased $42,174 or 18.3% for the three months September 30, 2007 and increased $66,189 or 9.8% for the nine months ended September 30, 2007 compared to the same periods in 2006. This nine-month increase in operating expenses is primarily due to increased cost of goods sold. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of achieving 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $13,321 or 79.2% for the three months ended September 30, 2007 compared with the same period in 2006. Depreciation and amortization expenses increased $7,480 or 14.8% for the nine months ended September 30, 2007 compared to the same period in 2006. These increases reflect the continued investment in this segment’s infrastructure.

Operating income increased by $81,787 or 38.0% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Operating income increased $55,230 or 8.0% for the nine months ended September 30, 2007 compared to the same period in 2006. These three-month and nine-month increases in income were primarily the result of the increase in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus stockholders’ equity) for the Company was $53,978,430 at September 30, 2007, reflecting 99.9% equity and 0.1% debt. This compares to a capital structure of $50,827,836 at December 31, 2006, reflecting 99.8% equity and 0.2% debt. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash used by operations was $19,746,143 for the nine-month period ended September 30, 2007 compared to cash provided by operations of $4,125,741 for the nine-month period ended September 30, 2006. The cash flows used by operations for the nine months ended September 30, 2007 were primarily due to the payment of income taxes due to the 2006 sale of MWH, partially offset by net income and non-cash expenses for depreciation and amortization. Cash flows from operations for the nine months ended September 30, 2006 were primarily attributable to net income plus non-cash expenses for depreciation and amortization.

Cash flows provided by investing activities were $44,184 for the nine months ended September 30, 2007 compared to cash flows used in investing activities of $1,834,073 for the same period in 2006. In April 2007, the Company received $3,116,624, a portion of the escrow funds from the MWH sale to Alltel. Capital expenditures relating to on-going business were $2,506,006 during the first nine months of 2007 as compared to $1,545,746 for the same period in 2006. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $4,000,000 in 2007.

Cash flows used by financing activities were $1,551,436 for the nine-month period ended September 30, 2007 compared to cash flows used by financing activities of $3,264,462 for the nine-month period ended September 30, 2006. Included in cash flows used in financing activities were debt repayments and dividend payments.

Dividends

The Company paid dividends of $1,534,630 during the first nine months of 2007 and $1,381,167 during the first nine months of 2006. This represented a dividend of $.10 per share per quarter for 2007 and $.09 per share per quarter for 2006. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect its payout of dividends at the existing level to negatively affect the liquidity of the Company.

Receipt of Funds From MWH

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

As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received payment of approximately $3 million plus accrued interest from the escrow fund. As previously disclosed, New Ulm Telecom, Inc. expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008, from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and September 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company expects to receive in January 2008.

Financing Related to Acquisition of Hutchinson Telephone Company

In connection with its proposed acquisition of Hutchinson Telephone Company, described above in Note 7 of Notes to Consolidated Financial Statements, New Ulm Telecom, Inc. intends to establish a credit facility with CoBank, ACB, to finance a portion of the purchase price and to establish a working capital line of credit. The Company expects to close on the credit facility concurrent with the closing of the acquisition.

Working Capital

The Company had working capital of $10,514,516 as of September 30, 2007, compared to working capital of $8,736,311 as of December 31, 2006. The ratio of current assets to current liabilities was 8.7:1.0 as of September 30, 2007 and 1.4:1.0 as of December 31, 2006.

Long-Term Debt

See Note 4 on the Notes to Consolidated Financial Statements.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Developments

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company will assess the impact of this Statement on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes” (FASB No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. For the Company’s implementation of FIN48, see Note 2 of Notes to Consolidated Financial Statements.

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

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Other than the additional risk factors described below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

There can be no assurance that New Ulm Telecom, Inc. will be able to successfully complete the acquisition of Hutchinson Telephone Company or to operate it successfully after the acquisition.

As described above in Note 7 of Notes to Financial Statements, on August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm Telecom, Inc. will acquire HTC for approximately $62 million in cash. There can be no assurance that New Ulm Telecom, Inc. will obtain the required federal, state and local regulatory approvals needed for consummation of the merger or be able to operate the combined company in a profitable manner after the merger.

There can be no assurance that New Ulm Telecom, Inc. will receive the escrow proceeds from the sale of our interest in MWH in their entirety.

In connection with the acquisition of MWH by Alltel in October 2006, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds attributable to its interest or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the previous members. As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received a payment from the escrow fund of approximately $3 million plus accrued interest. As previously disclosed, New Ulm Telecom, Inc. expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008 from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and September 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company expects to receive in January 2008.

ITEM 5.   OTHER INFORMATION

Receipt of Remaining Funds from Sale of Midwest Wireless Holding

As previously disclosed, on October 6, 2006, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds attributable to its interest in MWH or approximately $74 million. The purchaser Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes will be released to the previous members.

As of December 2006, the Company’s prorated share of the amount in escrow was $8,170,263, plus accrued interest. On April 5, 2007, the Company received payment of approximately $3 million plus accrued interest from the escrow fund. New Ulm Telecom, Inc. expects to receive an additional payment of approximately $5 million plus accrued interest in January 2008, from the remaining amounts in escrow, subject to certain contingencies and fulfillment of the escrow conditions. Due to the contingencies for release of the escrow funds, the Company had not recorded a receivable for any part of the funds at December 31, 2006 and September 30, 2007 and has not recorded a receivable for the remaining escrow funds that the Company expects to receive in January 2008.

Pending Acquisition of Hutchinson Telephone Company

As described in Note 7 of Note to Financial Statements, on August 3, 2007, New Ulm Telecom, Inc. entered into an agreement and plan of merger with Hutchinson Telephone Company (“HTC”) under which New Ulm Telecom, Inc. will acquire HTC. New Ulm Telecom, Inc. expects the transaction to close in the fourth quarter of 2007.

ITEM 6.   EXHIBITS

(a)	Exhibits

See “Index to Exhibits” on page 29 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.
Dated: November 8, 2007	By	/s/ Bill Otis
Bill Otis, President

Dated: November 8, 2007	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002