Form 10-K
period 2007-12-31
NEW ULM TELECOM INC
filed 2008-03-17
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer    ☒ Accelerated Filer    ☐ Non-Accelerated Filer    ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $63,359,419 based on the last sale price of $13.13 on The OTC Bulletin Board.

The total number of shares of the registrant’s common stock outstanding as of March 12, 2008: 5,115,435.

Documents Incorporated by Reference: Certain information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

PART I

This Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. These forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from these statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities, that are difficult to predict. Therefore, our actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements, whether as a result of new information, future events or the receipt of new information. See “Risk Factors” in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

Item 1. Business

General Development of Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company’s principal line of business is the operation of three incumbent local exchange carriers (ILECs). This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services (CATV), Internet access services, including both dial-up access and high-speed digital subscriber line (DSL) access, and long distance service. The Company installs and maintains telephone systems to the areas in and around its ILEC service territory in southern Minnesota and northern Iowa. The Company began offering service as a competitive local exchange carrier (CLEC) in the city of Redwood Falls, Minnesota in 2002. The Company also has a 25.18% investment in FiberComm, LC, a CLEC in Sioux City, Iowa.

On November 3, 2006, the Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC), which offers ILEC, CATV, and Internet services to various communities in Minnesota and Wisconsin.

On January 4, 2008, the Company completed its acquisition of Hutchinson Telephone Company (“HTC”), which will operate as a subsidiary of New Ulm. See note 14 on pages 49 - 50.

The acquisition of HTC has resulted in a combined company that provides phone, video and internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

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

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment

•

This Segment contains the operations of the Company’s incumbent local exchange carriers (ILECs): New Ulm Telecom, Inc. (New Ulm), the parent company; Western Telephone Company (Western), a wholly-owned subsidiary; Peoples Telephone Company (Peoples), a wholly-owned subsidiary; the Company’s competitive local exchange carrier (CLEC) New Ulm Telecom, Inc.; the Company’s investment in FiberComm, LC, a CLEC located in Sioux City, Iowa; the Company’s 33.33% ownership in HCC; Hutchinson Telephone Company (HTC) which was acquired in January, 2008 and the Company’s operations that provide Internet and video services.

Cellular Segment

•

This Segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006 the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment

•

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), a wholly-owned subsidiary; Western, and Peoples. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

Financial information about the Company’s industry segments is included commencing on Note 15 on page 51 of this Form 10-K.

Narrative Description of Business

Telecom Segment

The Company generates the majority of its revenue from its core business, the operation of three independent telephone companies, its CLEC operations, its Internet and video operations. The Company conducts this core business in the Telecom Segment.

The Telecom Segment operates three ILEC’s (New Ulm, Western, and Peoples) and one CLEC in the City of Redwood Falls, Minnesota. New Ulm and Western are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), and Peoples is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). The Telecom Segment has not experienced a major change in the scope or direction of its operations during the past year. At December 31, 2007, the Company served approximately 16,100 access lines. The Company provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn and the adjacent rural areas in Brown, Nicollet, Blue Earth and Redwood counties in south central Minnesota, approximately 90 to 120 miles southwest of Minneapolis, Minnesota. In addition, telephone services are also provided to the community of Aurelia, IA. The segment also operates ten cable television systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Cologne, Mayer, New Market Township, and New Germany), and one cable television system in Aurelia, Iowa. These systems serve approximately 5,150 customers. Beginning in 2008, the Company is also providing telephone and cable television services, through its wholly-owned subsidiary HTC, primarily to the cities of Hutchinson and Litchfield, Minnesota.

The telecom segment derives its principal revenues from local service charges to its residential and business subscribers and access charges to inter-exchange carriers for providing the carriers access to the Company’s local phone networks. The Company also receives revenue from long distance carriers for providing the billing and collection of long distance toll calls to the Company’s subscribers.

Alternatives to the Company’s service include customers’ leasing private line switched voice and data services in or adjacent to the territories served by the Company, which permit the bypassing of local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic and coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to the Company’s long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in the industry, New Ulm, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to their customers. These new technologies include the latest release of digital switching technology on all of the ILECs’ switches and installation of a SS7 out-of-band system for all of its access lines. New Ulm, Western, and Peoples have also connected fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that protect their local networks and enable them to provide a reliable level of service to their customers. The value of the local network is also enhanced by the ability of these companies to offer access to high-speed Internet with DSL to over 98% of their customers. DSL technology offers customers access to high-speed Internet and traditional voice connectivity over the same connection. In addition, New Ulm and Western have enhanced their networks to offer video services over the same facilities that provide their customers with voice and Internet access. This technology is available to approximately 85% of their access lines.

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

Cellular Segment

The Cellular Segment derives its revenue from the sales and service of cellular phones and accessories, and prior to October 2, 2006 from the Company’s ownership in MWH which was sold to Alltel on October 2, 2006. Cell #9 owned a 7.55% and Peoples owned a 2.33% interest in MWH. MWH provided cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. The Company recorded equity earnings in MWH from Cell #9’s and Peoples’ equity ownership in MWH.

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

On February 16, 2007, the FCC released a Public Notice seeking comment on amendments to this Missoula Plan that incorporate a proposal addressing issues faced by “early adopter” states, i.e. states that have already taken steps to substantially reduce intrastate access rates. The proposed amendments, referred to as the Federal Benchmark Mechanism (FBM), were described in an ex parte letter filed January 30, 2007, and corrected by another filing on February 5, 2007. Comments were due March 19, 2007 and reply comments were due April 3, 2007. The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

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

Competition

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company’s customers and request access to the Company’s local network facilities. The law also permits existing telephone companies to offer telephone service outside their existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule-making procedures to implement the law. The rule-making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule-making procedures are complete and the court issues settled, the Company cannot predict how this law will affect its business.

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

Employees

As of March 1, 2008, the Company had 75 full-time equivalent employees, excluding employees of HTC, which the Company acquired in January 2008.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 2008.

Name and Age	Position

Bill Otis	President and Chief Executive Officer
(50)	- New Ulm Telecom, Inc.

Barbara Bornhoft	Vice-President and Chief Operating Officer/Secretary
(51)	- New Ulm Telecom, Inc.

Nancy Blankenhagen	Chief Financial Officer and Treasurer
(47)	- New Ulm Telecom, Inc.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. Mr. Otis, President and Chief Executive Officer and Ms. Bornhoft, Vice-President and Secretary have written employment contracts. The Company’s other executive officer is not employed pursuant to a written employment contract. There are no familial relationships between any director or executive officer, except that the Chairman of the Board, Mr. James P. Jensen is the brother-in-law of Director, Mr. Gary Nelson.

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company, he was the Office Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis is also a director of Hector Communications Corporation and serves as its Chairman of the Board and President.

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

Item 1A.    Risk Factors.

The Company’s business faces many risks, all of which may not be described below. Additional risks of which the Company is currently unaware or believes to be immaterial may also result in events that could impair its business operations. If any of the events or circumstances described in the following risks actually occur, the Company’s business, financial condition or results of operations may suffer, and the trading price of its stock could decline.

The Company is subject to increased competition in core business segments that may adversely impact it.

As an incumbent carrier, the Company historically has experienced limited competition in its rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of the Company’s rural markets, it faces competition from wireless technology, which may increase as wireless technology improves. The Company also faces competition from wireline and cable television operators. The Company may face additional competition from new market entrants such as providers of wireless broadband, Voice over Internet Protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and the Company expects that competition will intensify. Many of the Company’s competitors have brand recognition, and have financial, personnel, marketing and other resources that are significantly greater than the Company’s. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect the Company’s competitive position. The Company cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on the Company’s business.

Competition may lead to loss of revenues and profitability as a result of numerous factors, including:

•	loss of customers;

•	reduced usage of the Company’s network by its existing customers who may use alternative providers for long distance and data services;

•	reductions in the prices for the Company’s services which may be necessary to meet competition; and

•	increases in marketing expenditures and discount and promotional campaigns.

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

The telecommunications industry has seen ever increasing technological advances over the past several years. These technological advances increase costs to maintain and improve networks and provide top-end communication products and services that are demanded by the Company’s customer base in order to stay competitive with other companies that offer similar services. Wireless communications, mobile/non-fixed point service and various Internet and satellite communication innovations also create technological competition for the Company.

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

Based on the trading history of the Company’s common stock and the nature of the market for publicly traded securities of companies in the telecommunications industry, the Company believes that some factors have caused and are likely to continue to cause the market price of its common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time. The factors that may cause such fluctuations include, without limitation:

•	announcements of new products and services by the Company or its competitors;

•	quarterly fluctuations in the Company’s financial results or the financial results of the Company’s competitors or customers;

•	increased competition with the Company’s competitors or among its customers;

•	consolidation among the Company’s competitors or customers;

•	disputes concerning intellectual property rights;

•	the financial health of New Ulm Telecom, Inc., its competitors or its customers;

•	developments in telecommunications regulations;

•	general economic conditions in the U.S. or internationally;

•	thinly traded stock; and

•	rumors or speculation regarding New Ulm Telecom, Inc.’s future business results and actions.

In addition, stocks of companies in the telecommunications industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. Any such market volatility may adversely affect the market price of the Company’s common stock.

If the Company seeks to secure additional financing, it may not be able to obtain it.

The Company currently anticipates that its available cash resources, which include its existing cash and cash equivalents, will be sufficient to meet its anticipated needs for working capital and capital expenditures to execute its near-term business plan, based on current business operations and economic conditions. If the Company estimates are incorrect and it is unable to generate sufficient cash flows from operations, the Company has the ability to use funds available under the loans established in January 2008. The Company entered into an agreement to purchase HTC for $78 million as of January 4, 2008. The Company borrowed approximately $60 million from Co-Bank to finance the acquisition.

The Company’s future success will depend in part on its ability to profitably manage Hector Communications Corporation and Hutchinson Telephone Company

On November 3, 2006, New Ulm Telecom, Inc. acquired a one-third interest in Hector Communications Corporation. On January 4, 2008, New Ulm completed the acquisition of Hutchinson Telephone Company as a wholly-owned subsidiary for approximately $78 million.

The acquisition of any new business always carries with it certain risks. There can be no assurance that the Company will be able to integrate and profitably operate Hutchinson Telephone Company, or that the Company, together with its partners, will be able to profitably manage Hector Communications Corporation. The Company’s failure to profitably operate either Hector Communications Corporation or Hutchinson Telephone Company could have an adverse effect on the Company.

The Company incurred significant debt in connection with its acquisition of Hutchinson Telephone Company, pledged its assets to the lender and agreed to limitation on its dividends.

In connection with its January 2008 acquisition of Hutchinson Telephone Company, the Company borrowed approximately $60 million from CoBank, ACB. In connection with these borrowings, New Ulm and HTC and their respective subsidiaries have entered into security agreements under which substantially these entities’ assets have been pledged to CoBank for performance under the loans. In addition, New Ulm, HTC and their respective subsidiaries have all guaranteed all the obligations under the credit facility. These loan agreements also put restrictions on the ability of New Ulm to pay cash dividends to its shareholders, but New Ulm is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio” that is, the ratio of its Indebtedness to EDBITA (in each case as defined in the loan documents) is less than 2:75 to 1:00, and (b) in either case if New Ulm is not in default or potential default under the credit agreements. If New Ulm fails to comply with these covenants, its ability to pay dividends would be limited.

New Ulm must comply with the Section 404 in connection with its 2006 year end financial statements and subsequent years

As of June 30, 2006 (the last day of the second quarter of the Company’s 2006 fiscal year), the market capitalization for the Company’s common stock held by non-affiliates (persons other than directors and officers) was approximately $81 million. The Company therefore became an accelerated filer in connection with its filing of the financial statements for the year ended December 31, 2006.

As a result, the Company became subject to the internal control assessment provisions of Section 404 of the Sarbanes-Oxly Act of 2002. The Company, under the supervision of its management, conducted an assessment of its internal controls. The Company determined that there was a material weakness in its internal control over reliance on an outside consultant as of December 31, 2006. The Company determined that it did not have adequate controls over an outside consultant. The Company had hired an outside consultant to prepare its Carrier Access Billings (CAB’s). At December 31, 2006, the Company did not have in place an internal review process to ensure that the amounts being invoiced to inter-exchange carriers contained the correct rates and number of access minutes billed. As of December 31, 2007 the Company had contracted with Mid America Computer Corp. (MACC) to perform its carrier access billing. MACC has documented and certified controls as evidenced by its SAS 70 certification.

The Company was able to remediate this material weakness from December 31, 2006. No material weakness was noted in 2007; however, there can be no assurance that the Company may not suffer additional material weaknesses in the future.

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

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 5 to the financial statements, found on page 44 of this document, describes the mortgages and collateral relating to the above referenced properties, while Note 2 to the financial statements, found on page 42 of this document, describes the Company’s depreciation policy.

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

(2)

New Ulm owns a warehouse that is located at 1201 North Front Street, New Ulm, Minnesota. The warehouse has 13,680 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction.

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

(9)

New Ulm owns two additional parcels within the city limits of New Ulm. The first is parcel, legally described as Lot 3, Block 1 and Lot 2 Block 3, Airport Industrial Park, on which a new remote and retail facility is being constructed. The second parcel is legally described as Lot 3, Block 1 Bridge Street Industrial Park First Addition which is vacant and available for future use.

(10)

Western owns a building at 22 South Marshall, Springfield, Minnesota. This building contains the business office and central office equipment. This building contains approximately 2,100 square feet of floor space.

(11)	Western owns a building in Sanborn, Minnesota, which contains central office equipment that remotes off Western’s central office equipment.

(12)

Western owns a warehouse located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction. This building contains approximately 3,750 square feet of space.

(13)	Western owns a tower in the city of Sanborn. Western has a lease on the land on which the tower is located.

(14)

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

(16)	Peoples owns a building at 133 ½ Main Street, Aurelia, Iowa, that contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(17)	Peoples also owns a vacant lot at 121 Main Street, Aurelia, Iowa, that is 25’ x 100’.

(18)

In connection with the Company’s acquisition of HTC on January 4, 2008, the Company acquired buildings and facilities located at 235 Franklin Street SW, Hutchinson, Minnesota and 421 South CSAH 34, Litchfield, Minnesota.

In addition, New Ulm, Western and Peoples own the lines, cables and associated outside physical plant utilized in providing telephone and cable television service in their service areas.

The Phonery owns equipment leased to subscribers such as telephone sets and other similarly used instruments.

In connection with the Company’s acquisition of HTC on January 4, 2008, the Company acquired buildings and facilities. These include but are not limited to, the office building located at 235 Franklin Street and a warehouse located at 345 Michigan Street, both in Hutchinson, Minnesota and the office building located at 421 South CSAH 34 in Litchfield, Minnesota.

Item 3.    Legal Proceedings

As of March 12, 2008, there was no material litigation pending or threatened involving the Registrant or any of its subsidiaries in any court, nor are there any proceedings known to be contemplated by governmental authorities.

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

	Common Stock

	High	Low

2007:
1st quarter	$12.50	$10.70
2nd quarter	$13.13	$11.00
3rd quarter	$15.00	$11.90
4th quarter	$13.25	$10.50

2006:
1st quarter	$17.00	$15.20
2nd quarter	$17.25	$15.50
3rd quarter	$17.00	$15.00
4th quarter	$16.75	$10.40

Record Holders

As of February 21, 2008, there were approximately 1,358 holders of record of the Company’s common stock.

Dividends

The Board of Directors review quarterly dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. There were security and loan agreements underlying CoBank, ACB notes in 2005 and 2006, that contained certain restrictions on distributions to stockholders and investment in, or loans to, others. Loan documents entered into by the Company in 2008 contain certain restrictions on distributions to stockholders and investments in, or loans to, others.

The following table shows the per share dividend payments in 2007, 2006 and 2005.

	2007	2006	2005

First Quarter	$0.1000	$0.0900	$0.0833
Second Quarter	$0.1000	$0.0900	$0.0833
Third Quarter	$0.1000	$0.0900	$0.0833
Fourth Quarter	$0.1000	$0.0900	$0.0900
Special Dividend	—	$2.7500	—

Total Dividends Paid	$0.4000	$3.1100	$0.3399

Item 6.   Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31

	2007	2006	2005	2004	2003

Operating Revenues	$17,300,936	$16,882,234	$17,344,837	$15,100,567	$15,841,037

Operating Expenses	14,239,568	13,531,118	13,071,656	12,468,846	11,867,260

Operating Income	3,061,368	3,351,116	4,273,181	2,631,721	3,973,777

Other Income	4,583,457	56,065,372	5,112,117	2,964,020	2,393,527

Income Taxes	3,061,853	24,305,283	3,925,246	2,303,992	2,554,550

Net Income	4,582,972	35,111,205	5,460,052	3,291,749	3,812,754

Basic and Diluted Net Income Per Share	.90	6.86	1.07	.64	.75

Dividends Per Share	.40	3.11	.34	.33	.33

Selected Balance Sheet Data:

	Year Ended December 31

	2007	2006	2005	2004	2003

Current Assets	$11,649,394	$32,241,708	$4,273,791	$4,679,446	$5,459,456

Current Liabilities	2,359,781	23,505,397	4,917,710	4,452,826	4,214,536

Working Capital	9,289,613	8,736,311	(643,919)	226,620	1,244,920

Total Assets	59,052,895	80,055,841	55,303,909	53,835,368	53,330,534

Long-Term Debt	88,915	106,132	15,114,426	17,630,413	20,145,630

Stockholders’ Equity	53,284,651	50,747,853	31,545,651	27,824,338	26,238,457

Book Value Per Share	10.42	9.92	6.17	5.44	5.13

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

Results of Operations for 2007, 2006 and 2005

The Company operates three business segments: Telecom, Cellular and Phonery. The majority of its operations consist of the Telecom Segment that provides telephone and related ancillary services, Internet services, and cable television services to several communities in Minnesota and Iowa. The Cellular Segment includes the sale and service of cellular phones and accessories, and a 9.88% interest in MWH (sold to Alltel on October 2, 2006), which it recorded on the equity method of accounting due to the influence the Company had over the operations and management of MWH. The Phonery Segment includes the sales and service of customer premise equipment (CPE), transport operations, and the resale of long distance toll service.

Consolidated Results of Operations

2007 Compared to 2006

•	2007 consolidated revenues were $17,301,000, compared with $16,882,000 in 2006, an increase of $419,000, or 2.5%.

The Telecom segment showed decreased local network revenue of approximately $80,000. This decrease, a common industry trend, was due to declining access lines as customers increasingly utilized their wireless phones, dropped second phone lines in their homes when they moved their Internet service from a dial-up platform to a DSL platform, and utilized Voice over Internet Protocol (VoIP) or other services that bypass the local exchange network. With DSL, one access line allows customers to use their phone and be connected to the Internet at the same time.

The Telecom segment experienced decreases in its operating revenues resulting from a decrease in access revenue. The decline in access revenue reflects industry trends of declining access usage and continued downward pricing pressures. The Telecom segment’s decrease in operating revenues is primarily due to these trends. Partially offsetting the decrease in access revenue, the Telecom segment experienced increases in unregulated revenues for video and Internet services due to an increase in customers. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates.

The Company believes, despite the negative industry trends, that the revenues in the Telecom Segment will experience future growth. The Company expects that the decreases in access revenue will be offset by growth from new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the complete array of the Company’s services offered through its Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Company also expects that the continued marketing of service bundles, which offer customers discounts for subscribing to multiple services, will help retain current customers and attract new customers. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has made significant investments in its infrastructure, which has allowed it to enhance its local network so that it can offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued investment in its infrastructure will allow it to continue to expand its offerings to customers including new technologies as they emerge, such as hi-definition television (HDTV) introduced in 2007, and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth. The Telecom segment invested $4,005,000 in its infrastructure in 2007, which allowed it to enhance its local network, and offer new services to its subscribers.

The Cellular segment experienced a $160,000 increase in revenues due to an increase in its sales and service revenues of cellular phones and accessories. The Phonery segment had a $191,000 increase in revenues, primarily due to an increase in transport revenues.

•

2007 consolidated operating expenses were $14,240,000, compared with $13,531,000 in 2006, an increase of $709,000 or 5.2%. The Telecom segment had an increase of $379,000 due to expenses from an increase in the number of customers subscribing to Internet and video services, additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communications services and to provide exceptional customer service for the Company’s complete array of products and services in the communities that it serves. The Company incurred $81,000 and $137,000 in out-of-pocket expenses in 2007 and 2006 respectively, to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Cellular segment had a $179,000 increase in cost of goods sold and sales expense due to the increase in cellular phone and accessory sales. The Phonery segment had an increase to cost of goods sold of $187,000 due to an increase in sales.

•

2007 consolidated net income was $4,583,000 compared with $35,111,000 in 2006. The decrease in consolidated net income of $30,528,000 was primarily due to the 2006 gain booked on the sale of the Company’s MWH investment ($50,153,000 before income taxes), compared to the 2007 gain booked from the sale of the Company’s MWH investment ($3,117,000 before income taxes). The revenues generated by the Company’s non-regulated service offerings such as DSL and video services, cellular and CPE sales increased in 2007 as compared to 2006. In addition, the Company had an increase in interest income due to more funds available for investment in 2007.

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

The Telecom segment experienced decreases in its operating revenues resulting from a decrease in access revenue. The decline in access revenue reflects industry trends of declining access usage and continued downward pricing pressures. The Telecom segment’s decrease in operating revenues is primarily due to these trends. Partially offsetting the decrease in access revenue, the Telecom segment experienced increases in non-regulated revenues for video and Internet services due to an increase in customers. The Company anticipates that it will continue to be affected by the common industry trends of declining access minutes of use and reduced access rates.

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

•

2006 consolidated operating expenses were $13,531,000, compared with $13,072,000 in 2005, an increase of $459,000 or 3.5%. The Telecom segment had a $363,000 increase, which related to expenses from an increase in the number of customers subscribing to Internet and video services, additional plant operating expenses associated with the maintenance of its infrastructure, and additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communications services and to provide exceptional customer service for the Company’s complete array of products and services in the communities that it serves. Thus far, the Company incurred $137,000 in out-of-pocket expenses in 2006 to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Cellular segment had a $49,000 increase in cost of goods sold and sales expense due to the increase in cellular phone and accessory sales. The Phonery segment expenses had no significant change.

•

2006 consolidated net income was $35,111,000 compared with $5,460,000 in 2005. The increase in consolidated net income of $29,651,000 was primarily attributed to the gain on the sale of the Company’s MWH investment. The increase in net income is also due to increases in revenue of its non-regulated offerings, such as DSL and video services, and an increase in cellular equity investment, an increase in interest income and other investment income, partially offset by an increase in operating expenses.

Results of Operations by Business Segment

Telecom Segment

Telecom Segment revenues represented 84.9% of 2007 consolidated operating revenues before intercompany eliminations. Revenues are primarily earned by providing approximately 16,100 customers access to the local networks of its ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue through billing and collecting for various long distance companies, directory advertising, providing Internet services and video services to its subscribers. The Telecom segment also began offering CLEC services in the City of Redwood Falls, Minnesota in September 2002. Total Telecom segment revenues have decreased 3.3% since 2005. All information contained in this table is before intercompany eliminations.

	2007	2006	2005

Operating Revenues:
Local Network	$3,958,892	$4,038,947	$4,127,704
Network Access	5,921,277	6,409,470	7,136,550
Other	5,636,183	4,963,670	4,775,972

Total Operating Revenues	15,516,352	15,412,087	16,040,226

Operating Expenses, Excluding Depreciation and Amortization	9,688,213	9,071,687	8,708,603
Depreciation and Amortization Expenses	3,817,512	4,055,177	4,050,406

Total Operating Expenses	13,505,725	13,126,864	12,759,009

Operating Income	2,010,627	2,285,223	3,281,217

Net Income	1,943,756	1,586,953	1,587,568

Capital Expenditures	$4,004,509	$1,950,205	$2,317,737

Total Telecom segment revenues increased $104,000 or 0.7% in 2007 over 2006 and decreased $628,000 or 3.9% in 2006 over 2005.

Local network revenue decreased in the Telecom segment by $80,000 or 2.0% in 2007 over 2006 and decreased $89,000 or 2.2% in 2006 over 2005. The number of access lines served decreased by about 400 lines or 2.4% in 2007 over 2006, and decreased 1.2% in 2006 over 2005. The decrease in access lines in 2007 and 2006 were primarily due to the decreased demand for access lines as the Company’s customers increasingly selected DSL Internet services at higher speeds than is available through traditional dial-up service. DSL is used to provide both traditional voice connectivity and access to high-speed Internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing Internet service. The decrease is also attributed to an increasing number of customers who only subscribe to wireless service. In addition, charges for the regulated voice portion of DSL service were responsible for an increase of $23,000 in 2007 revenue, and a decrease of $45,000 for 2006. Overall, the decrease in revenue was minimized by the success of the promotion and packaging of vertical services, most notably DSL, and focused marketing to potential customers. The Telecom segment has also entered into a number of interconnection agreements with wireless providers, which allow these providers access to its customers at the local service level. The interconnection agreements provided a steady source of local network revenues for 2007 and 2006, contributing approximately $109,000 and $136,000, respectively.

Network access revenue decreased $488,000 or 7.6% in 2007 over 2006 and decreased $ 727,000 or 10.2% in 2006 over 2005. Access minutes in 2007 decreased by 7.2% over 2006 and in 2006 decreased by 12.1% over 2005. The revenue decrease in 2007 as compared to 2006 reflects the overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing. The revenue decreases in 2006 and 2007 were indicative of the industry trend of decreasing minutes of use experienced by the Company primarily due to the continued utilization of the Internet (e-mail, voice-over-IP) and wireless services which will likely erode any potential increases in the volume of switched access minutes of use, likely contributing to future decreases in network access revenues. The Telecom segment has invested $8,272,000 in capital expenditures since 2005. These capital expenditures, which have enhanced this segment’s infrastructure, allowed New Ulm, Western, and Peoples to receive additional settlements from the NECA. The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding and safety net universal funding through the Universal Service Fund, minimizing the decrease in network access revenues. In 2007, the Telecom segment saw a decrease of $214,000 in the receipt of this funding compared to 2006. In 2006, the Telecom segment saw a decrease of $83,000 in the receipt of this funding compared to 2005.

Other operating revenues increased $673,000 or 13.5% in 2007 over 2006 and increased $188,000 or 3.9% in 2006 over 2005. Due to the infrastructure enhancements that have taken place since 2000, the Telecom Segment offers video and Internet services over the existing infrastructure. The video product was responsible for $238,000 of increased revenues in 2007 over 2006, as compared to $85,000 of the increase for 2006 over 2005. The Telecom segment provided additional Internet revenues of $182,000 in 2007 over 2006, and $116,000 in 2006 over 2005, primarily from the high-speed Internet portion of DSL service.

Operating expenses, excluding depreciation and amortization, increased $617,000 or 6.8% in 2007 over 2006 and $363,000 or 4.2% in 2006 over 2005. Increases in the cash operating expenses for video services accounted for $205,000 of the 2007 increase, while the CLEC activity in Redwood Falls accounted for $9,000 of the 2006 increase. Cash operating expenses have increased due to the continued growth of CLEC operations in Redwood Falls, Minnesota and the increasing array of services offered, such as video and DSL, that allow the Company to offer the “triple-play” of services to its customers. The Telecom segment recognized the value of being able to compete in all aspects of communication services. This realization motivated the segment to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customer desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for customers’ evolving communications needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving its best service, attitude and consideration. The Telecom segment also realizes the potential for growth by competitively offering its range of services to an increasing number of communities. The Telecom segment began offering its services in the City of Redwood Falls, Minnesota in September 2002. In addition, the Company also incurred $81,000 and $137,000 in expenses in 2007 and 2006 respectively to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company also a incurred significant increase, $52,000, in audit fees charged in 2007 due to increased work in performing required internal controls audits in addition to the audit of the Company’s consolidated financial statements. In order to enhance the Telecom segment’s operating margins, the Company is always striving for cost efficiencies and technological improvement.

Depreciation and amortization expenses decreased $238,000 or 5.9% in 2007 over 2006 and increased $5,000 or 0.1% in 2006 over 2005. While continuing to make investments in the Telecom segment’s infrastructure in 2007, there were net decreases due to the fact that certain long lived assets have become fully depreciated for financial reporting purposes even though these assets are still in service. The 2006 increase was due to increased investment in the Telecom segment’s infrastructure.

The Telecom segment capital expenditures for 2007 and 2006 were $4,005,000 and $1,950,000 respectively. Construction projects for 2007 consisted of circuit equipment improvements in excess of $1.1 million, in addition to significant increases to buried and fiber optic cable. Construction projects for 2006 consisted of continued build-out of facilities and the installation of electronics to provide video and DSL in the rural areas surrounding New Ulm. The segment’s capital budget for 2008 is approximately $4,000,000.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories, and the Company’s 9.88% ownership interest in MWH through September 30, 2006 (sold to Alltel on October 2, 2006). The operating income from sales of cellular phones and accessories continues to generate revenue through cellular sales and cellular activation commissions. The Cellular segment currently receives commissions from Alltel for subscribing customers to its service. These commissions allow the Cellular segment to give customers discounts on cellular phones as incentives for customers to subscribe to Alltel’s cellular phone service.

The operating revenues from sales of cellular phones and accessories, and activation commissions increased by $160,000 or 29.1 % in 2007 over 2006, and increased by $82,000 or 17.5% in 2006 over 2005. The 2007 and 2006 increases were primarily the result of increased cellular phone sales and cellular activation commissions. The 2007 decrease in cellular investment income was due to the sale of MWH in 2006, eliminating that income for 2007. In 2006, Cellular investment income increased $182,000 or 3.2% in 2006 over 2005 as a result of revenue and income growth as MWH continued to gain market share and offer customers new phones, new features and new service plan options.

The Cellular segment information for its investment in MWH is shown in the following table using the proportionate consolidation method. The Company recorded its 9.88% investment in MWH using the proportionate consolidation method so that it could be compared to the cellular industry, as well as the Company’s other business segments, and because the Company’s Chief Operating Decision Maker (CODM) reviewed the performance of MWH using the proportionate method. A recap of the Company’s investment in MWH (prior to its October 2, 2006 sale to Alltel) using the proportionate method is as follows:

	2006	2005

Proportionate Method:
Operating Revenues	$20,940,667	$24,597,445

Operating Expenses, Excluding Depreciation and Amortization	12,273,174	14,790,310
Depreciation and Amortization Expenses	2,216,856	3,082,000

Total Operating Expenses	14,490,030	17,872,310

Operating Income	6,450,637	6,725,135

Net Income	$5,925,389	$5,742,935

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH (prior to its October 2, 2006 sale to Alltel), is contained in the following table.

	2007	2006	2005

Operating Revenues:	$708,807	$549,226	$467,438

Operating Expenses, Excluding Depreciation and Amortization	564,561	386,003	337,278
Depreciation and Amortization Expenses	—	—	—

Operating Income	144,246	163,223	130,160

Interest Expense	—	(96,870)	(118,661)
Interest Income	212,290	—	—
Cellular Investment Income	—	5,925,389	5,742,935
Gain on Sale of Cellular Investment	3,116,624	50,152,885	—
Income Taxes	(1,373,580)	(23,155,539)	(2,386,364)

Net Income	$2,099,580	$32,989,088	$3,368,070

As previously disclosed, on November 17, 2005, MWH and Alltel entered into a definitive agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel was $1.075 billion, including payments to MWH shareholders, payments to minority interest holders in certain MWH properties and assumption of MWH’s outstanding debt. The transaction was completed on October 2, 2006, and New Ulm Telecom, Inc. received 90% of its proceeds or approximately $74 million on October 6, 2006. New Ulm received its prorata share of the amount held in escrow in April 2007 and January 2008. These additional payments received were approximately $3.1 million in April 2007 and approximately $5.1 million in January 2008.

Phonery Segment

The Phonery Segment represented 11.3% of 2007 and 10.4% of 2006 consolidated operating revenues. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and re-sells long distance service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communications to end-user customers. All information contained in this table is before intercompany eliminations.

	2007	2006	2005

Operating Revenues	$2,057,501	$1,866,787	$1,837,571

Operating Expenses, Excluding Depreciation and Amortization	1,074,741	898,621	914,404
Depreciation and Amortization Expenses	76,265	65,496	61,363

Total Operating Expenses	1,151,006	964,117	975,767

Operating Income	906,495	902,670	861,804

Net Income	539,636	535,164	504,414

Phonery revenues increased $191,000 or 10.2% in 2007 over 2006 and increased $29,000 or 1.6% in 2006 over 2005. The 2007 increase is primarily due to the increased CPE Sales and installation revenues of approximately $154,000 and an increase in leased network revenue of approximately $48,000, offset by a decrease of approximately $20,000 in the resale of long distance toll revenues. In 2006, the increase in Phonery segment revenue was primarily due to an increase of approximately $55,000 in leased network revenues offset by a decrease of approximately $31,000 in the resale of long distance toll revenues.

Operating expenses, excluding depreciation and amortization increased $176,000 or 19.6% in 2007 over 2006, and decreased $16,000 or 1.7% in 2006 over 2005. The 2007 increase was primarily due to increased cost of goods sold. In 2006 the decrease was related primarily to the changes in the expenses associated with the reduction in the resale of long distance revenues. The Phonery segment continues striving for cost efficiencies and continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $11,000 or 16.4% in 2007 over 2006 and increased $4,000 or 6.7% in 2006 over 2005. The 2007 and 2006 increases reflect the continued investment in this segment’s infrastructure.

Other Income and Interest Expense

Interest expense decreased $775,000 in 2007 over 2006 and increased $8,000 in 2006 over 2005. The 2007 decrease was due to the receipt of the proceeds of the MWH sale, a portion of which was applied to extinguish debt with CoBank ACB in 2006. The 2006 increase was limited due to the early extinguishment of its indebtedness with CoBank, ACB during the fourth quarter of 2006.

Interest income increased approximately $276,000 in 2007 over 2006 and increased $545,000 in 2006 over 2005. The increases in 2007 and 2006 were the result of increased funds available for investment, primarily because of the sale of MWH.

Other investment income increased $27,000 in 2007 over 2006, as compared to a decrease of $39,000 in 2006 over 2005. Included in other income was the Company’s 25.18% equity ownership in FiberComm, LC. The Company recorded a $42,000 loss from FiberComm, LC in 2007 and a $98,000 loss in 2006. Also included in other investment income was the patronage credit the Company earns from CoBank, ACB as part of its debt agreements with CoBank, ACB. The patronage earned in 2007 was $128,000 as compared to $164,000 in 2006.

The Company expects interest expense to increase in 2008 as a result of its January 2008 borrowings to finance its acquisition of Hutchinson Telephone Company.

Liquidity and Capital Resources

Cash Flows from Operations

Cash used in operations for the year ended December 31, 2007 was $17,962,000 as compared to cash generated by operations of $4,363,000 in 2006 and $6,487,000 in 2005.

The 2007 decrease was primarily driven by the payment of income tax on the gain associated with the 2006 sale of MWH. The 2006 decrease (after eliminating all effects from the sale of the cellular investment, including taxes) was due to an increase in receivables, a decrease in accounts payable and a reduction in deferred income taxes. The 2005 decrease was driven primarily by an increase in undistributed earnings in the Company’s cellular investment, a reduction in deferred income taxes, and reduction in receivables for 2005.

Cash generated by operations continues to be the Company’s primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. In 2006, the cash generated from the sale of the Company’s cellular investment was also a source of funding used to reduce debt and make a special dividend payment to shareholders. At December 31, 2007, the Company had working capital of $9,290,000 as compared to working capital of $8,736,000 at December 31, 2006. Cash and cash equivalents at December 31, 2007 were $9,510,000 as compared to $30,458,000 at December 31, 2006.

Cash Flows from Investing Activities

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. In 2006, the Company received proceeds of $74,319,000 from the sale of its cellular investment and used $18,000,000 to purchase a one-third interest in Hector Communications Corporation. Additions to property, plant and equipment were $4,029,000 in 2007, $1,966,000 in 2006 and $2,318,000 in 2005. The 2007, 2006, and 2005 additions were financed through cash flows from operations.

Cash Flows Used In Financing Activities

In 2007 cash was used to repay $17,217 of long-term debt and distribute $2,046,000 of dividends to shareholders. In 2006 cash was used to repay $15,008,000 of long-term debt and to distribute $15,909,000 in dividends to shareholders. In 2005 cash was used to repay $2,516,000 of long-term debt and to distribute $1,739,000 in dividends to shareholders.

Dividends

The Company paid dividends of $2,046,000 in 2007 and $15,909,000 in 2006, and $1,739,000 in 2005. This represented a dividend of $.40 per share for 2007, $3.11 per share for 2006, and $.34 per share for 2005. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements, the operating and financial condition of the Company, and any loan requirements. Paying regular dividends at the existing level is not expected to negatively impact the liquidity of the Company.

Share Repurchase

The Company repurchased no shares in 2007, 2006 or 2005. At this time, the Company does not anticipate any significant share repurchases in 2008 and the Board of Directors has not authorized a share repurchase program.

Long Term Obligations

The Company’s long-term obligations consisted primarily of debt issued from CoBank, ACB. In December, 2001, the Company refinanced its revolving credit facilities with CoBank, ACB with a $15 million term loan and a reducing revolving credit facility of $10 million. Interest on both CoBank, ACB loans was variable based on CoBank ACB’s reference rate, and 30-day fixed based on the Company’s leverage ratio. The amounts of borrowings at 30-day fixed and variable rates fluctuated over time. The variable interest rate on both CoBank, ACB loans was 6.11% at December 31, 2005. The 30-day fixed interest rate on both CoBank, ACB loans was 5.31% at December 31, 2005. In October 2005, the Company began 30-day fixing a portion of its long-term debt in order to mitigate the effects of rising interest rates. As of December 31, 2007, the Company had an unsecured loan in the amount of $88,915, with the City of Redwood Falls, Minnesota that bears interest at 5%.

On October 30, 2006, the Company paid the balance on its $10 million CoBank, ACB reducing revolving credit facility. On December 22, 2006, the Company paid off its remaining outstanding debt on its $15 million term loan. It also terminated its reducing revolving credit facility.

The following details the Company’s contractual obligations, along with the cash principal payments due each period (excluding interest expense) on its unsecured note payable and long-term debt, (excluding debt incurred in January 2008 to acquire HTC, see note 14 on pages 49 - 50) as of December 31, 2007:

2008	$27,472
2009	$19,479
2010	$20,465
2011	$21,500
2012	$0
Years 6 through 7	$0

Liquidity Outlook

The Company’s short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements as may be needed to support the growth of its business; (iii) dividend payments on its common stock; and (iv) potential acquisitions.

The Company’s primary sources of liquidity for the year ended December 31, 2007 were proceeds from cash generated from operations, cash received for the sale of MWH and cash reserves held at the beginning of the period. At December 31, 2007, the Company had working capital of $9,290,000. The working capital is primarily due to the funds received from the sale of MWH.

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

Valuation of Goodwill:

The Company has goodwill on its books related to prior acquisition of telephone properties. The Company is required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. The Company tested goodwill for impairment and concluded that no impairment charge on its existing goodwill was necessary as of December 31, 2007, nor has it recorded impairment charges for goodwill in prior years.

Depreciation of Property, Plant and Equipment

The Company uses the group life method to depreciate the assets of its telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. The Company periodically reviews data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to its depreciation rates. The Company has not made any changes to the lives of assets resulting in a significant impact in the three year period ended December 31, 2007.

Revenue Recognition:

The Company recognizes revenue when earned, regardless of the period in which they are billed. The majority of the Company’s revenues are earned from providing services to its customers and providing access to its network to inter-exchange carriers.

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western and Peoples settle based on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued up subsequent to December 31. Management believes the estimates included in the preliminary cost study are reasonable. The Company cannot predict the future impact that industry changes will have on interstate access revenues in 2008.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the company’s financial statements as the Company had no unrecognized tax benefits at January 1, 2007.

A change in the estimated amount provided for the 2006 corporate income taxes has been recorded in the estimated income taxes for the year ended December 31, 2007 and is reflected in the current year tax rate. The change occurred as a result of a reduced state tax liability (net of federal tax) of approximately $632,000 as reported on the 2006 tax return as filed.

At December 31, 2007, the Company had approximately $155,600 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects that there will be additional unrecognized tax benefits to be recorded within the next year based on the tax treatment of an installment sale. See note 6 on pages 45 - 46.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrual for interest or penalties related to income tax matters.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. The Company will be assessing the impact of this Statement on the Company’s financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company will evaluate the implementation of SFAS No. 160 and its potential impact on the Company. The effective date of this pronouncement for the Company will be January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company will evaluate the impact of this pronouncement on its consolidated financial statements as it considers any future acquisitions that would occur for reporting periods after fiscal year 2008.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of foreign currency fluctuations, nor does the Company use derivative financial instruments in its operations or investment portfolio. The Company’s earnings are affected by changes in interest rates, during periods when its long-term debt is based on a national variable rate and a fixed rate based on the Company’s leverage ratio. During December 2006, all debts with a variable interest rates were extinguished. For the 2007 year, variable interest rates did not impact the Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Hector Communications Corporation, the investment in which, as discussed in Note 13, is accounted for by the equity method of accounting. The investment in Hector Communications Corporation was $18,699,104 and $20,295,933 at December 31, 2007 and 2006, respectively, and the equity in its net income was $536,504 and $162,600 for each of the two years in the period ended December 31, 2007. The financial statements of Hector Communications Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hector Communications Corporation is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, in October 2006 the Company sold its interest in Midwest Wireless Holdings, L.L.C.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Ulm Telecom, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ KIESLING ASSOCIATES LLP
West Des Moines, Iowa
March 14, 2008

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

CURRENT ASSETS:
Cash and Cash Equivalents	$9,510,309	$30,457,707
Receivables, Net of Allowance for Doubtful Accounts of $384,477 and $322,500	1,036,911	1,337,367
Income Taxes Receivable	458,442	—
Materials, Supplies, and Inventories	362,884	239,707
Prepaid Expenses	280,848	206,927

Total Current Assets	11,649,394	32,241,708

INVESTMENTS AND OTHER ASSETS:
Goodwill (Note 4)	3,218,906	3,218,906
Intangibles (Note 4)	17,275	19,327
Hector Investment (Note 13)	18,699,104	20,295,933
Other Investments	2,668,483	1,572,902

Total Investments and Other Assets	24,603,768	25,107,068

PROPERTY, PLANT AND EQUIPMENT (Note 2):
Telecommunications Plant	63,309,122	59,903,762
Other Property	3,173,127	2,976,784
Video Plant	2,656,683	2,489,752

Total Property, Plant and Equipment	69,138,932	65,370,298
Less Accumulated Depreciation	46,339,199	42,663,233

Net Property, Plant and Equipment	22,799,733	22,707,065

TOTAL ASSETS	$59,052,895	$80,055,841

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$27,472	$26,149
Accounts Payable	1,515,996	294,756
Accrued Income Taxes	—	22,392,040
Other Accrued Taxes	88,342	76,828
Other Accrued Liabilities	727,971	715,624

Total Current Liabilities	2,359,781	23,505,397

LONG-TERM DEBT, Less Current Portion (Note 5)	61,443	79,983

NONCURRENT LIABILITIES
Loan Guarantee (Note 11)	328,336	2,478,474
Income Taxes (Note 6)	3,018,684	3,244,134

Total Noncurrent Liabilities	3,347,020	5,722,608

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value; 10,000,000 Shares Authorized; 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value; 90,000,000 Shares Authorized; 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Retained Earnings	44,758,926	42,222,128

Total Stockholders’ Equity	53,284,651	50,747,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,052,895	$80,055,841

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

OPERATING REVENUES:
Local Network	$3,865,088	$3,945,143	$4,033,900
Network Access	5,891,920	6,380,661	7,107,497
Directory Advertising, Billing and Other Services	752,815	485,060	488,656
Video Services	2,334,580	2,096,670	2,011,841
Internet Services	1,690,225	1,558,687	1,275,077
Other Nonregulated Services	2,766,308	2,416,013	2,427,866

Total Operating Revenues	17,300,936	16,882,234	17,344,837

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	2,511,302	2,457,050	2,285,473
Cost of Video Services	1,689,616	1,484,890	1,472,020
Cost of Internet Services	597,465	595,501	576,557
Cost of Other Nonregulated Services	1,518,707	1,157,547	1,120,048
Depreciation and Amortization	3,893,777	4,120,673	4,111,769
Selling, General and Administrative	4,028,701	3,715,457	3,505,789

Total Operating Expenses	14,239,568	13,531,118	13,071,656

OPERATING INCOME	3,061,368	3,351,116	4,273,181

OTHER INCOME (EXPENSES):
Abandoned Acquisition Costs	(5,787)	(30,697)	—
Loss on Disposal of Assets	—	(32,836)	—
Interest Expense	(32,215)	(807,655)	(799,394)
Interest and Dividend Income	895,111	619,439	74,475
Interest During Construction	—	29,858	8,259
Equity in Earnings of Cellular Investment	—	5,925,389	5,742,935
Gain on Sale of Cellular Investment	3,116,624	50,152,885	—
Equity in Earnings of Hector Investment	536,504	162,600	—
Other Investment Income	73,220	46,389	85,842

Total Other Income (Expenses)	4,583,457	56,065,372	5,112,117

INCOME BEFORE INCOME TAXES	7,644,825	59,416,488	9,385,298

INCOME TAXES	3,061,853	24,305,283	3,925,246

NET INCOME	$4,582,972	$35,111,205	$5,460,052

BASIC AND DILUTED NET INCOME PER SHARE	$0.90	$6.86	$1.07

DIVIDENDS PER SHARE	$0.40	$3.11	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock		Retained Earnings

	Shares	Amount

BALANCE on December 31, 2004	5,115,435	8,525,725	19,298,613

Net Income			5,460,052
Dividends			(1,738,739)

BALANCE on December 31, 2005	5,115,435	$8,525,725	$23,019,926

Net Income			35,111,205
Dividends			(15,909,003)

BALANCE on December 31, 2006	5,115,435	$8,525,725	$42,222,128

Net Income			4,582,972
Dividends			(2,046,174)

BALANCE on December 31, 2007	5,115,435	8,525,725	44,758,926

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,582,972	$35,111,205	$5,460,052
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	3,893,777	4,120,673	4,111,769
Undistributed Earnings of Cellular Investment	—	(3,197,149)	(3,283,180)
Gain on Sale of Celluar Investment	(3,116,624)	(50,152,885)	—
Undistributed Earnings of Hector Investment	(536,504)	(162,600)	—
Loss on Disposal of Assets	—	32,836	—
Deferred Income Taxes	(225,450)	(2,623,784)	(200,860)
Changes in Assets and Liabilities:
Receivables	300,456	(280,193)	360,398
Inventories	(123,177)	12,361	11,115
Prepaid Expenses	(73,921)	50,858	1,517
Deferred Charges	(1,103,024)	—	—
Accounts Payable	1,265,920	(304,182)	(794,041)
Accrued Income Taxes	(22,850,482)	21,718,046	673,994
Other Accrued Taxes	11,514	(1,989)	1,479
Other Accrued Liabilities	12,347	39,671	144,838

Net Cash Provided By (Used In) Operating Activities	(17,962,196)	4,362,868	6,487,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment, Net	(4,029,073)	(1,966,156)	(2,317,737)
Proceeds from Sale of Cellular Investment	3,116,624	74,318,762	—
Purchase of Hector Investment	—	(18,000,000)	—
Other, Net	(9,362)	(47,234)	52,757

Net Cash Provided By (Used In) Investing Activities	(921,811)	54,305,372	(2,264,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(17,217)	(15,008,294)	(2,515,987)
Dividends Paid	(2,046,174)	(15,909,003)	(1,738,739)

Net Cash Used In Financing Activities	(2,063,391)	(30,917,297)	(4,254,726)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,947,398)	27,750,943	(32,625)

CASH AND CASH EQUIVALENTS at Beginning of Year	30,457,707	2,706,764	2,739,389

CASH AND CASH EQUIVALENTS at End of Year	$9,510,309	$30,457,707	$2,706,764

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

Investments and Other Assets

Investments in Midwest Wireless Holdings, L.L.C. (MWH) (prior to its October 2, 2006 sale to Alltel), FiberComm, LC, and Hector Communications Corporation are recorded using the equity method of accounting, which reflects original cost and equity in undistributed earnings and losses.

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

Revenue Recognition

Revenues are recognized when earned. Local network, video and Internet revenues are recognized over the period a subscriber is connected to the network. Interstate access revenues are based on settlements with the National Exchange Carrier Association. Interstate access settlements are based on cost studies for New Ulm Telecom, Inc. and by nationwide average cost schedules for two of its subsidiaries, Western Telephone Company and Peoples Telephone Company. Access revenues for New Ulm Telecom, Inc. include estimates which management believes are reasonable, pending finalization of cost studies. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, these deliverables are separate units of accounting. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period. The Company recognizes taxes charged to customers on a net basis in the statement of income.

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

Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,435.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for December 31, 2007 and 2006 includes the following:

	2007	2006

Telecommunications Plant:
Land	$176,783	$176,783
Buildings	2,163,270	1,974,980
Other Support Assets	3,538,097	3,593,738
Central Office Equipment	29,071,543	27,697,851
Cable and Wire Facilities	25,989,689	25,610,690
Other Plant and Equipment	394,323	394,323
Plant Under Construction	1,975,417	455,397

	63,309,122	59,903,762

Other Property	3,173,127	2,976,784
Video Plant	2,656,683	2,489,752

	5,529,810	5,466,536

Total Property, Plant and Equipment	$69,138,932	$65,370,298

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2007, 2006 and 2005 were 5.9%, 6.5%, and 7.0%. Other property is depreciated over estimated useful lives of three to fifteen years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CELLULAR INVESTMENT

Cellular investment included a 9.88% ownership interest in units of MWH at December 31, 2005 (the Company’s ownership interest in MWH was sold to Alltel on October 2, 2006). This entity provided cellular phone service to southern Minnesota, northwestern Iowa and southwestern Wisconsin. The difference between the carrying amount of the MWH investment and the underlying equity in the net assets of MWH at the time of purchase of ownership interests was $4,890,389 as of December 31, 2005, net of accumulated amortization of $156,391.

Income and cash distributions from MWH were as follows for the years ended December 31, 2006, and 2005:

	2006	2005

Income Recorded	$5,925,389	$5,742,935
Cash Distributions	2,728,240	2,457,755

The following is summarized financial information from MWH as of and for the period ended October 2, 2006, and as of and for the year ended December 31, 2005:

	2006	2005

Current Assets	$36,130,833	$33,104,932
Noncurrent Assets	356,934,252	362,172,494
Current Liabilities	118,687,337	40,753,598
Noncurrent Liabilities	3,518,305	139,497,300
Members’ Equity	270,859,443	215,026,528
Revenues	219,577,883	264,013,168
Operating Income	72,917,668	73,851,914
Net Income	60,174,958	58,232,113

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase MWH licenses, customers and network assets for $1.075 billion in cash (See Note 12).

NOTE 4 - GOODWILL AND INTANGIBLES

At December 31, 2007, the Company had goodwill for wireline acquisitions of $3,218,906. The Company annually tests the goodwill of $3,218,906, associated with wireline acquisitions under SFAS 142 and had determined the goodwill associated with this investment is not impaired.

Goodwill and other non-amortizable intangibles consist of the following:

	2007	2006

Included Under the Caption at Year End:
Goodwill	$3,218,906	$3,218,906

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL AND INTANGIBLES (Continued)

Amortizable intangibles consist of the following:

	2007	2006

Balance Beginning of Year	$19,327	$21,379
Intangible amortization	(2,052)	(2,052)

Balance End of Year	$17,275	$19,327

Estimated annual amortization expense for definite-lived-intangible assets for each of the next five years is $2,052.

NOTE 5 - LONG-TERM DEBT

Long-term debt is as follows:

	2007	2006

Unsecured ten-year note with the City of Redwood Falls, payable semi-annually (beginning in 2002), at a fixed 5% interest rate, maturing on January 1, 2013.	$88,915	$106,132

	88,915	106,132
Less amount due within one year	27,472	26,149

Long-term debt	$61,443	$79,983

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

The security and loan agreements underlying the CoBank, ACB notes contained certain restrictions on distributions to stockholders, investment in, or loans to, others. In addition, the Company was required to maintain certain financial ratios for current assets to current liabilities, net worth to total assets, long-term debt to operating cash flow and debt service coverage. During 2006, the specified financial ratios outlined in the loan agreements were achieved.

Principal payments required during the next five years are as follows: 2008 - $27,472; 2009 - $19,478; 2010 - $20,465; 2011 - $21,500; and 2012 - $0.

Cash payments for interest, net of amounts capitalized, were $46,045, $832,314, and $779,905 in 2007, 2006, and 2005.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2007	2006	2005

Taxes Currently Payable:
Federal	$2,655,807	$20,718,269	$3,071,148
State	631,496	6,210,798	1,054,958
Deferred Income Taxes	(225,450)	(2,623,784)	(200,860)

Total Income Tax Expense	$3,061,853	$24,305,283	$3,925,246

A change in the estimated amount provided for the 2006 corporate income taxes has been recorded in the estimated income taxes for the year ended December 31, 2007 and is reflected in the current year tax rate. The change occurred as a result of a reduced state tax liability (net of federal tax) of approximately $632,000 or $0.12 per share, as reported on the 2006 tax return as filed.

Effective January 1, 2007, New Ulm Telecom, Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which needed to be adjusted for. The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007

Balance Beginning of Year	$—
Gross Increases
Prior Period Tax Positions	—
Current Period Tax Positions	155,616
Gross Decreases
Prior Period Tax Positions	—
Current Period Tax Positions	—
Settlements	—
Lapse of statute of Limitations	—

Balance End of Year	$155,616

Included in the balance at December 31, 2007, the Company recognized a reduction in income tax expense for a tax position related to an allowance on certain accounts receivable and amounts based on the tax treatment of an installment sale.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2007 the Company had approximately $155,600 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrual for interest or penalties related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2007	2006	2005

Statutory Tax Rate	35.0%	35.0%	35.0%
Effect of:
Surtax exemption	(1.0)	—	(1.0)
State income taxes, net of federal tax benefit	6.4	5.6	8.3
Other, net	(0.4)	0.3	(0.5)

Effective tax rate	40.0%	40.9%	41.8%

Deferred income taxes and unrecognized tax benefits reflected in the Consolidated Balance Sheets are summarized as follows:

	2007	2006

Deferred Tax (Assets)/Liabilities:
Depreciation	$3,485,432	$3,406,934
Partnership basis	(259,776)	82,300
Other	(362,589)	(245,100)

Subtotal	2,863,067	3,244,134

Unrecognized Tax Benefit	155,616	—

Total	$3,018,683	$3,244,134

Cash payments for income taxes, net of refunds, were $26,137,785, $5,221,021, and $3,029,933 in 2007, 2006, and 2005, respectively.

NOTE 7 - RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for its employees who meet certain age and service requirements. The Company’s contribution to its 401(k) employee savings plan was $226,201, $215,231, and $194,036 in 2007, 2006 and 2005, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

It was not practicable to estimate a fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. The Company believes the book value is not impaired at December 31, 2007.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 - COMMITMENTS

The Company’s capital budget for 2008 is approximately $4,000,000, which will be financed through internally generated funds. As of December 31, 2007, the Company has no significant purchase commitments.

NOTE 10 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $107,780, $152,460, and $525,672 during the years ended December 31, 2007, 2006 and 2005, relating to plant and equipment additions placed in service during 2007, 2006 and 2005, which are reflected in accounts payable at year end.

NOTE 11 - GUARANTEES

On January 30, 2004, the Company guaranteed the indebtedness of FiberComm, LC (a 25.18% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company’s liability for the guarantee is not to exceed 12.5% of the indebtedness of FiberComm, LC upon default, including accrued interest, and the expenses of collection or protection of lender’s rights and remedies under the guarantee. The Company had recorded a liability of $375,000 in connection with this guarantee, which was the maximum potential liability under the terms of the guarantee. As of December 31, 2007, the Company has recorded a liability of $328,336 in connection with this guarantee. This is the maximum potential liability under the terms of the guarantee at December 31, 2007.

In addition, on November 3, 2006, the Company guaranteed a portion of the indebtedness of Hector Communications Corporation (HCC), in connection with a $6.4 million bridge loan by CoBank, ACB to HCC. The bridge financing by CoBank, ACB was issued in anticipation of HCC’s receipt of escrow funds in connection with the sale of its cellular interests in MWH to Alltel. Due to the contingencies for the release of the escrow funds, the three HCC owners (New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc.) have each agreed to guarantee $2.133 million of the bridge loan. As of December 31, 2007 this loan had been paid in full.

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account will be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for such purposes will be released to the members. New Ulm received its prorata share of the amount in escrow during April 2007, of approximately $3.1 million, and January 2008, of approximately $5.1 million.

The Company’s prorated share of the indemnification account of the escrow was $8,170,263 plus accrued interest, which has all been received by the Company as of January, 2008. Due to the contingencies for release of the escrow funds, no receivable had been recorded for the escrow funds.

NOTE 13 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION (HCC)

On November 3, 2006, New Ulm Telecom, Inc. acquired a one-third interest in HCC. HCC is equally owned by New Ulm telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of HCC

Hector investment consists of the following:

	2007	2006

Equity Investment	$18,000,000	$18,000,000
Loan Guarantee	0	2,133,333
Cumulative Income	699,104	162,600
Cumulative Distributions	(0)	(0)

Total	$18,699,104	$20,295,933

Income and cash distributions from HCC were as follows as of the year ended December 31, 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006:

	2007	2006

Balance Beginning of Year	$162,600	$0
Current Income	536,504	162,600
Current Distributions	(0)	(0)

Cumulative Undistributed Earnings	$699,104	$162,600

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is summarized financial information from HCC as of the year ended December 31, 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006:

	2007	2006
Current Assets	$12,195,812	$34,920,241
Noncurrent Assets	143,096,395	142,206,163
Current Liabilities	8,704,597	33,123,755
Noncurrent Liabilities	91,023,926	89,638,886
Stockholders’ Equity	55,563,684	54,363,763
Revenues	30,484,910	5,295,962
Operating Income	7,186,478	1,571,100
Net Income	1,609,214	488,133

A complete 2007 10-K includes HCC audited financial statements.

NOTE 14 - ACQUISITION OF HUTCHINSON TELEPHONE COMPANY (HTC)

On January 4, 2008, New Ulm completed the acquisition of HTC for approximately $78 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

Under the Merger Agreement, approximately $72 million of the $78 million was distributed to former shareholders of HTC immediately. An additional $5.7 million was placed in an escrow account covering (i) indemnification of New Ulm in the amount of $5.2 million covering the representations and warranties of HTC for a period of 15 months from closing and (ii) a “True-Up Reserve” and “Shareholder Fund Amount” in the aggregate amount of $500,000.

In connection with its acquisition of Hutchinson Telephone Company (“HTC”), New Ulm Telecom, Inc. (“New Ulm”) and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. Under the credit facility, each of New Ulm and HTC entered into a separate Master Loan Agreement (“MLA”) and a series of supplements to the respective MLAs.

Under the terms of the two MLA and supplements, New Ulm and HTC have borrowed approximately $59.7 million and entered into promissory notes on the following terms:

New Ulm

MLA: $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. Final maturity of the note is December 31, 2014.

Supplement: $10,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hutchinson Telephone Company

MLA: $29,700,000 term note with interest payable monthly. Sixteen quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. Final maturity of the note is December 31, 2014.

Supplement: $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

Supplement: $3,000,000 term note with interest payable monthly. Final maturity of the note is April 3, 2008.

New Ulm and HTC and their respective subsidiaries also have entered into security agreements under which substantially all the assets of New Ulm, HTC and their respective subsidiaries have been pledged to CoBank for performance under the loans. In addition, New Ulm, HTC and their respective subsidiaries have guaranteed all the obligations under the credit facility.

The loan agreements also put restrictions on the ability of New Ulm to pay cash dividends to its shareholders, but New Ulm is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION

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

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Year Ended December 31, 2007:
Operating Revenues	$15,516,352	$708,807	$2,057,501	$(981,724)	$17,300,936
Depreciation and Amortization	3,817,512	—	76,265	—	3,893,777
Operating Expenses, Excluding Depreciation and Amortization	9,688,213	564,561	1,074,741	(981,724)	10,345,791

Operating Income	2,010,627	144,246	906,495	—	3,061,368
Interest Expense	(32,215)	—	—	—	(32,215)
Gain on Sale of Cellular Investment	—	3,116,624	—	—	3,116,624
Hector Investment Income	536,504	—	—	—	536,504
Other Investment Income	750,254	212,290	—	—	962,544
Income Taxes	(1,321,414)	(1,373,580)	(366,859)	—	(3,061,853)

Net Income	$1,943,756	$2,099,580	$539,636	$—	$4,582,972

Total Assets	$123,102,134	$76,071	$7,226,294	$(71,351,604)	$59,052,895

Capital Expenditures	$4,004,509	$—	$24,564	$—	$4,029,073

Year Ended December 31, 2006:
Operating Revenues	$15,412,087	$21,489,893	$1,866,787	$(21,886,533)	$16,882,234
Depreciation and Amortization	4,055,177	2,216,856	65,496	(2,216,856)	4,120,673
Operating Expenses, Excluding Depreciation and Amortization	9,071,687	12,659,177	898,621	(13,219,040)	9,410,445

Operating Income	2,285,223	6,613,860	902,670	(6,450,637)	3,351,116
Interest Expense	(710,785)	(608,925)	—	512,055	(807,655)
Cellular Investment Income	—	—	—	5,925,389	5,925,389
Gain on Sale of Cellular Investment	—	50,152,885	—	—	50,152,885
Hector Investment Income	162,600	—	—	—	162,600
Other Investment Income	632,153	(13,193)	—	13,193	632,153
Income Taxes	(782,238)	(23,155,539)	(367,506)	—	(24,305,283)

Net Income	$1,586,953	$32,989,088	$535,164	$—	$35,111,205

Total Assets	$137,535,472	$39,070,144	$6,537,664	$(103,087,439)	$80,055,841

Capital Expenditures	$1,950,205	$2,294,359	$15,951	$(2,294,359)	$1,966,156

Year Ended December 31, 2005:
Operating Revenues	$16,040,226	$25,064,883	$1,837,571	$(25,597,843)	$17,344,837
Depreciation and Amortization	4,050,406	3,082,000	61,363	(3,082,000)	4,111,769
Operating Expenses, Excluding Depreciation and Amortization	8,708,603	15,127,588	914,404	(15,790,708)	8,959,887

Operating Income	3,281,217	6,855,295	861,804	(6,725,135)	4,273,181
Interest Expense	(680,733)	(1,029,802)	—	911,141	(799,394)
Cellular Investment Income	—	—	—	5,742,935	5,742,935
Other Investment Income	168,576	(71,059)	—	71,059	168,576
Income Taxes	(1,181,492)	(2,386,364)	(357,390)	—	(3,925,246)

Net Income	$1,587,568	$3,368,070	$504,414	$—	$5,460,052

Total Assets	$90,943,813	$52,068,198	$6,066,738	$(93,774,840)	$55,303,909

Capital Expenditures	$2,317,737	$2,844,349	$—	$(2,844,349)	$2,317,737

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – UNAUDITED QUARTERLY OPERATING RESULTS

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

2007:
Revenues	$4,077,107	$4,176,631	$4,412,028	$4,635,170	$17,300,936
Operating Income	612,271	503,988	931,933	1,013,176	3,061,368
Net Income	737,606	2,477,940	1,486,484	(119,058)	4,582,972
Basic and Diluted Net Income per Share	0.14	0.48	0.29	(0.01)	0.90

2006:
Revenues	$4,044,296	$3,979,613	$4,309,989	$4,548,336	$16,882,234
Operating Income	661,414	474,662	1,021,880	1,193,160	3,351,116
Net Income	1,508,559	1,234,982	1,766,489	30,601,175	35,111,205
Basic and Diluted Net Income per Share	0.29	0.24	0.35	5.98	6.86

The Company’s net income for the quarter ended June 30, 2007 increased due to the gain on the installment portion of the sale of its cellular investment (MWH) to Alltel, less income taxes.

The Company’s net income for the quarter ended December 31, 2006 increased due to the gain on the sale of its cellular investment (MWH) to Alltel on October 2, 2006, less income taxes.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and except as described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal controls are designed to provide reasonable assurance to the Company’s management, Board of Directors and Audit Committee regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Under the supervision, and with the participation of management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Kiesling Associates LLP, an independent registered public accounting firm, as stated in their report that follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.

We have audited New Ulm Telecom, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Ulm Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, New Ulm Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and cash flows of New Ulm Telecom, Inc., and our report dated March 14, 2008 expressed an unqualified opinion.

West Des Moines, Iowa
March 14, 2008

Changes in Internal Controls over Financial Reporting During 2007 Fourth Quarter

During the fourth quarter of 2007, the Company implemented various improvements to internal controls, which included: (i) contracting with MACC to provide carrier access billing, (ii) separation of human resources and the accounting function of payroll. Except for the items discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

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

Item 11.   Executive Compensation

The Company incorporates by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in its definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in its definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

The Company does not maintain any equity compensation plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

Item 14.   Principal Accounting Fees and Services

The Company incorporates by reference the information contained under the caption “Independent Registered Public Accounting Firm” in its definitive proxy statement for the annual meeting of shareholders to be held May 29, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:

		Pages

	Report of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets at December 31, 2007 and 2006	35 - 36

	Consolidated Statements of Income for the Three Years Ended December 31, 2007, 2006 and 2005	37

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2007, 2006 and 2005	38

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007, 2006 and 2005	39

	Notes to Consolidated Financial Statements	40 - 52

(a) 2.	Consolidated Financial Statement schedules:

	Schedule II – Valuation and Qualifying Accounts	60

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	See “Index to Exhibits”

(b)	Exhibits Required

	See “Index to Exhibits”	81 - 82

(c)

Separate financial statements of Hector Communications Corporation a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

		61 – 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 14, 2008 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KIESLING ASSOCIATES LLP
West Des Moines, Iowa
March 14, 2008

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

Customer	1/1/07 Beginning Balance	2007 Additions	2007 Recoveries	2007 Write- Offs	12/31/07 Ending Balance

New Ulm	$127,565	$39,018	$28,277	$(83,383)	$111,477
Western	9,000	12,871	2,750	(15,621)	9,000
Peoples	6,000	(637)	781	(144)	6,000

	142,565	51,252	31,808	(99,148)	126,477

Interexchange Carriers

New Ulm	81,935	68,065	—	—	150,000
Western	98,000	10,000	—	—	108,000

Total	179,935	78,065	—	—	258,000

	$322,500	$129,317	$31,808	$(99,148)	$384,477

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hector Communications Corporation
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
March 13, 2008

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,551,276	$30,793,116
Accounts receivable (net of allowance of $72,548 and $15,360)	2,454,914	2,601,027
Other receivables	904,845	212,334
Materials, supplies and inventories (Note 1)	854,608	737,235
Deferred income taxes	308,900	398,900
Other current assets	121,269	177,629

Total current assets	12,195,812	34,920,241

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 3)	40,479,567	37,987,592
less accumulated depreciation	(7,089,124)	(1,003,069)

Net property, plant and equipment	33,390,443	36,984,523

OTHER ASSETS:
Excess of cost over net assets acquired (Note 4)	61,867,411	86,347,040
Intangibles (Note 4)	38,724,400	8,900,000
Investment in unconsolidated affiliates (Note 6)	3,758,993	3,512,447
Other investments (Notes 1, 7 and 9)	4,566,464	5,525,449
Other assets (Note 1)	788,684	936,704

Total other assets	109,705,952	105,221,640

TOTAL ASSETS	$155,292,207	$177,126,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 9)	$4,100,000	$7,400,000
Accounts payable	887,625	848,209
Payable to affiliates	128,730	545,576
Midwest Wireless proceeds payable to USCC (Note 5)	832,701	4,028,513
Accrued expenses	2,755,541	2,848,648
Income taxes payable	—	17,452,809

Total current liabilities	8,704,597	33,123,755

LONG TERM DEBT, less current portion (Note 9)	71,386,565	79,024,351
DEFERRED INCOME TAXES (Note 8)	18,748,728	9,765,798
DEFERRED COMPENSATIONS (Note 11)	888,633	848,737

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	2,097,527	488,313
Accumulated other comprehensive losses	(533,843)	(124,550)

Total Stockholders’ Equity	55,563,684	54,363,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,292,207	$177,126,404

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD FROM ACQUISITION
(NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	2007	2006

REVENUES:
Local network	$6,515,294	$1,027,565
Network access	13,831,890	2,400,106
Video services	2,530,562	501,888
Internet services	4,885,670	759,355
Other nonregulated services	2,721,494	607,048

Total revenues	30,484,910	5,295,962

COSTS AND EXPENSES:
Plant operations, excluding depreciation	5,914,863	673,973
Customer operations	1,384,184	239,988
General and administrative	3,413,556	415,275
Depreciation and amortization	9,936,713	1,302,627
Other operating expenses	2,649,116	1,092,999

Total costs and expenses	23,298,432	3,724,862

OPERATING INCOME	7,186,478	1,571,100

OTHER INCOME (EXPENSE):
Interest expense	(6,186,228)	(1,089,495)
Interest and dividend income	662,751	322,854
Income from investments in unconsolidated affiliates (Note 6)	245,245	28,354
Gain on sale of assets	829,968	—

Other income (expense), net	(4,448,264)	(738,287)

INCOME BEFORE INCOME TAXES	2,738,214	832,813

INCOME TAX EXPENSE (Note 8)	1,129,000	344,500

NET INCOME	$1,609,214	$488,313

BASIC AND DILUTED NET INCOME PER SHARE	$1.79	$0.54

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM ACQUISITION
(NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	2007	2006

Net income	$1,609,214	$488,313

Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities	443,062	(108,384)
Income tax benefit (expense) related to unrealized holding gain (loss) on marketable securities	(177,202)	43,354
Reclassification adjustment for gains on marketable securities included in net income	(323,654)	—
Income tax expense related to reclassification adjustments for gains included in net income	129,460	—
Unrealized loss on interest rate swap agreement	(807,919)	(99,980)
Income tax benefit related to unrealized loss on interest rate swap agreement	326,960	40,460

Other comprehensive loss	(409,293)	(124,550)

Comprehensive income	$1,199,921	$363,763

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM ACQUISITION
(NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE at Beginning of Period	$—	$—	$—	$—	$—

Common Stock Issued	9,000	53,991,000			54,000,000
Net income			488,313		488,313
Change in unrealized losses on marketable securities, net of deferred taxes				(65,030)	(65,030)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(59,520)	(59,520)

BALANCE at December 31, 2006	9,000	53,991,000	488,313	(124,550)	54,363,763

Net income			1,609,214		1,609,214
Change in unrealized gains on marketable securities, net of deferred taxes				71,666	71,666
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(480,959)	(480,959)

BALANCE at December 31, 2007	$9,000	$53,991,000	$2,097,527	$(533,843)	$55,563,684

See notes to consolidated financial statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM ACQUISITION
(NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	2007	2006

Cash Flows from Operating Activities:
Net income	$1,609,214	$488,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,071,317	1,305,563
Income from unconsolidated affiliates	(245,245)	(28,354)
Cash distributions from unconsolidated affiliates	156,432	39,131
Gain on sale of assets	(829,968)	—
Noncash patronage refund	(42,838)	—
Noncash interest income from notes	(1,019)	(4,443)
Changes in assets and liabilities:
Accounts receivable	146,113	(345,168)
Materials and supplies	(117,373)	253,067
Other current assets	83,810	38,913
Accounts payable	(377,430)	(11,055)
Accrued expenses	(901,026)	902,982
Income taxes payable	(17,452,809)	(1,814,376)
Deferred taxes	(1,830,625)	(126,406)
Deferred compensation	39,896	(25,862)

Net cash provided by (used in) operating activities	(9,691,551)	672,305

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,133,579)	(562,012)
Purchases of investments	(176,704)	(1,745)
Increase in intangibles	(34,105)	—
Acquisition, net of cash acquired	—	(101,837,666)
Payable to USCC	(3,195,812)	(6,590,091)
Proceeds from sales of investments	3,927,697	140,726

Net cash used in investing activities	(2,612,503)	(108,850,788)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(10,937,786)	(5,741)
Proceeds from issuance of long-term debt	—	85,900,000
Loan issuance costs	—	(922,660)
Proceeds from issuance of stock	—	54,000,000

Net cash provided by (used in) financing activities	(10,937,786)	138,971,599

Net Increase (Decrease) in Cash and Cash Equivalents	(23,241,840)	30,793,116

Cash and Cash Equivalents at Beginning of Period	30,793,116	—

Cash and Cash Equivalents at End of Period	$7,551,276	$30,793,116

Supplemental disclosures of cash flow information:
Interest paid during the period	$6,715,991	$192
Income taxes paid during the period	20,597,318	2,285,282

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

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2007, the Company’s subsidiaries provided telephone service to 27,880 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 4,810 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

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

Presentation of Taxes Collected From Customers: Sales, excise, and other taxes are imposed on most of the Company’s sales to nonexempt customers. The Company collects the taxes from customers and remits the entire amounts to the governmental authorities. The Company’s accounting policy is to exclude the taxes collected and remitted from revenues and expenses.

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

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of telecommunications property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangibles and other assets: Intangible assets owned by the Company include customer relationships, trade names, and regulatory rights acquired and customer lists purchased. Other assets owned by the Company include deferred debt issuance costs, and other deferred charges. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life.

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

Recently issued accounting principles: In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was to be effective for fiscal years beginning after December 15, 2006, but in February 2008, was deferred for one year for non-public entities. We do not expect the adoption of this pronouncement in fiscal 2008 to have a material impact on our financial position or results of operations.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, the Company was acquired by Hector Acquisition Corp (HAC). The purchase price was approximately $157 million (or $102 million net of cash acquired). HAC was a temporary entity incorporated on January 13, 2006 for the purpose of acquiring Hector Communications Corp and was dissolved simultaneously with the transaction closing. There was no activity in HAC prior to the acquisition of Hector Communications Corporation. The three shareholders of the Company are New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc, each owning 1/3 of the outstanding stock. All three shareholders are experienced in the telecommunications industry and have properties contiguous or near the Company’s service territories. Operations for the Company reflect the business activity from the date of acquisition November 3, 2006. In the acquisition, the following assets were acquired and liabilities were assumed.

The total allocation of the net purchase price of Hector Communications Corporation as adjusted for the 2007 independent valuation of intangible assets acquired is shown in the table below:

Current assets	$59,150,606
Property, plant and equipment	37,621,304
Investments	9,291,595
Customer relationship intangible	31,125,000
Trade name intangible	5,611,000
Regulatory rights intangible	5,193,000
Excess costs over net assets acquired	63,973,140
Other assets	20,819
Current liabilities	(33,136,314)
Long term debt	(530,092)
Deferred liabilities	(21,469,422)

Total purchase price	156,850,636
Less cash and cash equivalents acquired	(55,012,970)

Cash paid for acquisition	$101,837,666

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s final purchase price allocation during 2007, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $64 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $31,125,000, trade name intangible of $5,611,000, regulatory rights intangible of $5,193,000. The estimated useful life of the customer relationship intangible asset is 11.5 years and regulatory rights intangible is 13.5 years. The trade name intangible has an indefinite life and is not subject to amortization. Goodwill on this transaction will not be deductible for income tax purposes.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	Dec 31, 2007	Dec 31, 2006

Land		$414,052	$424,502
Buildings	5-40 years	3,489,723	3,469,080
Machinery and equipment	3-15 years	567,123	426,846
Furniture and fixtures	5-10 years	17,163	17,163
Telephone plant	5-33 years	34,444,145	33,067,051
Cable television plant	10-15 years	776,962	486,658
Construction in progress		770,399	96,292

		40,479,567	37,987,592
Less accumulated depreciation		(7,089,124)	(1,003,069)

		$33,390,443	$36,984,523

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT (Continued)

Depreciation expense included in costs and expenses from operations was $6,818,700 for the year ended December 31, 2007 and $1,198,800 for the period from acquisition (November 3, 2006) to December 31, 2006.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. In 2007, the Company engaged an independent valuation firm to complete its first annual impairment test for goodwill acquired. Such testing resulted in no impairment charge to goodwill, as the determined fair value was sufficient to pass the first step of the impairment test.

On November 3, 2006, the Company was acquired by HAC. A preliminary purchase price allocation resulted in goodwill of $86,347,040. During 2007, the Company obtained an independent appraisal of the identifiable intangible assets acquired as a result of the business combination and has revised the purchase price allocation in accordance with the independent appraisal. Along with the valuation of identifiable intangible assets acquired, the appraisal also determined the estimated useful lives of those amortizable assets based on historical customer churn statistics for the customer relationship intangible asset, and the estimated useful life of the Company’s regulated investment base for the identified regulatory rights intangible asset.

In addition, in 2007, the Company received $2,699,833 of funds released from an escrow account related to the pre-acquisition sale of Midwest Wireless Holdings as discussed in Note 5. These funds were not recorded in the allocation of the purchase price of the Company as they were contingent on future events. In 2007, when the contingency was resolved and the funds were released, they were recorded against goodwill net of the related income taxes.

A summary of changes to the Company’s goodwill is as follows:

Balance at December 31, 2006	$86,347,040

Reclassification of identified intangible assets acquired net of deferred income taxes of $10,555,100	(22,373,900)
Midwest Wireless Holdings escrow funds received net of income taxes of $1,026,200	(1,673,683)
Other adjustments	(432,046)

Balance at December 31, 2007	$61,867,411

The components of the Company’s identified intangible assets are as follows:

	December 31, 2007		December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definitely Lived Intangibles:
Customer Relationships - 11.58 Yr Life	$31,125,000	$(2,818,312)	$9,000,000	$(100,000)
Regulatory Rights - 13.61 Yr Life	5,193,000	(386,288)	—	—
Indefinitely Lived Intangibles
Trade name	5,611,000	—	—	—

Totals	$41,929,000	$(3,204,600)	$9,000,000	$(100,000)

Net Identified Intangible Assets		$38,724,400		$8,900,000

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense of definitely lived intangible assets was $3,104,600 for the year ended December 31, 2007 and $100,000 for the period from the date of acquisition (November 3, 2006) through December 31, 2006. Amortization expense for the next five years is estimated at $3,104,600 annually.

NOTE 5 – MIDWEST WIRELESS HOLDINGS LLC

Hector Communications Corporation owned approximately 8% of Midwest Wireless Holdings L.L.C (MWH). In November of 2005, Midwest Wireless Holdings L.L.C. (MWH) and Alltel Corporation (Alltel) entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals, which was prior to Hector Acquisition Corporation’s purchase of the Company. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, the members received approximately 90% of the sale proceeds. Alltel delivered the other 10% to the escrow agent. The escrow account was to be used for any true-up adjustments, indemnifications, and other specified costs.

In 2007, the Company received $2,699,883 of the escrowed funds. These funds net of related income taxes were recorded against goodwill as they related to a pre-acquisition contingency which was resolved in 2007. Subsequent to December 31, 2007, the Company received the remaining escrowed funds totaling $4,323,450 which net of income taxes will be recorded as a reduction of goodwill in 2008 when the contingency has been resolved.

A portion of the Company’s investment in MWH was held in a subsidiary which was 49% owned by United States Cellular Corporation (USCC). This subsidiary will be liquidated in 2008 after the final receipt of the indemnification escrow payments. At December 31, 2006 and 2007, the Company has a balance payable to USCC which represents the amount of proceeds from the MHW sale due to USCC from the Company.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including directory services, centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, investment at December 31, 2007 and 2006 and income or loss from these investments for the year ended December 31, 2007 and the period from acquisition (November 3, 2006) to December 31, 2006.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

	Ownership Interest	Book Value at December 31 2007	Book Value at December 31 2006	Income (Loss) 2007	Income (Loss) 2006

Broadband Visions	16.7%	$875,202	$889,784	$(14,582)	$(5,599)
Communications Mgmt Grp	6.5%	328,183	252,366	75,817	153
Independent Pinnacle	7.9%	661,898	578,665	83,233	12,406
Northern Transport Group	20.0%	43,294	85,234	(41,940)	(8,282)
NW Minnesota Spec Access	5.3%	9,465	27,167	17,298	2,927
702 Communications	18.1%	1,492,625	1,488,581	75,476	20,288
West Central Transport	5.0%	190,593	190,650	49,943	6,461
Midwest AWS Limited Partners	14.3%	131,000	—	—	—
SkyCom 700 mhz LLC	8.42%	26,733	—	—	—

		$3,758,993	$3,512,447	$245,245	$28,354

NOTE 7 - MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2007 and 2006. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2007	$1,263,806	$55,676	$44,616	$1,274,866
December 31, 2006	$1,455,817	$31,535	$139,919	$1,347,433

Realized gains on the sales of securities are based on the book value of the securities sold using the specific identification method. In 2007, the Company sold marketable securities for a gain of $323,654. Net proceeds from the sales were $515,665.

Net unrealized gains (losses) on marketable securities, net of related deferred taxes, are included in stockholders’ equity as accumulated other comprehensive loss at December 31, 2007 and 2006 as follows:

	Net Unrealized Gains (Losses)	Deferred Income Taxes	Accumulated Comprehensive Income (Losses)

December 31, 2007	$119,408	$(47,742)	$71,666
December 31, 2006	$(108,384)	$43,354	$(65,030)

These amounts have no cash effect and are not included in the statement of cash flows.

NOTE 8 - INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) were as follows:

	2007	Period from Acquisition (November 3, 2006) to December 31, 2006

Currently payable taxes:
Federal	$1,948,612	$357,900
State	533,156	113,000

Deferred income tax	(1,352,768)	(126,400)

	$1,129,000	$344,500

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

Deferred tax liabilities and assets as of December 31 related to the following:

	2007	2006

Deferred tax liabilities:
Accelerated depreciation	$3,794,276	$4,775,539
Intangibles	13,121,123	3,642,642
Partnership and LLC investments	2,200,064	1,839,358
Other	267,928	164,282

	19,383,391	10,421,821

Deferred tax assets:
Deferred compensation	276,457	273,790
Accrued expenses	308,901	541,671
Marketable securities	—	39,724
Interest rate swap	358,205	40,460
Other	—	159,278

	943,563	1,054,923

	$18,439,828	$9,366,898

Presented on the balance sheet as:

Current deferred tax asset	$(308,900)	$(398,900)
Non current deferred tax liability	18,748,728	9,765,798

Net deferred tax	$18,439,828	$9,366,898

The provision for income taxes varied from the federal statutory tax rate as follows:

	2007	Period from Acquisition (November 3, 2006) to December 31, 2006

Tax at U.S. statutory rate	35.0%	35.0%
Surtax exemption	(1.0)	—
State income taxes, net of federal benefit	7.9	6.2
Other	(.7)	(0.1)

Effective tax rate	41.2%	41.1%

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s notes payable and long term debt is as follows:

	December 31, 2007	December 31, 2006

CoBank
Bridge note payable	$—	$6,400,000
Revolving credit facility	—	3,500,000
Term loan facility	75,000,000	76,000,000
RDUP
Rural economic development grant	291,922	284,791
Rural economic development loan	194,643	239,560

Total	75,486,565	86,424,351
Less current portion	4,100,000	7,400,000

	$71,386,565	$79,024,351

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

The Bridge Note Payable to CoBank by the Company was payable in full on December 31, 2007. The Company paid the full balance by July 31, 2007. Interest was payable quarterly at a variable rate (8.44% at December 31, 2006).

The Revolving Credit Facility payable to CoBank by the Company is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $10,000,000 is available as of December 31, 2007. Interest is payable quarterly at a variable rate (7.44% at December 31, 2007).

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and began in December 2007. Principal payments will be due quarterly until September 30, 2013 when the remaining balance of $47,500,000 is due. Interest is payable quarterly at a variable rate (8.44% at December 31, 2006 and 7.44% at December 31, 2007). CoBank syndicated $25,000,000 of the term loan facility to other financial institutions, but remains the administrative agent for the loan.

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

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. The Company’s investment in CoBank stock was $2,379,100 and $2,509,066 as of December 31, 2007 and 2006.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $556,162 and $208,398 at December 31, 2007 and 2006. Approximately 50% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded $87,558 in patronage refunds for the period from acquisition (November 3, 2006) to December 31, 2006 and $561,948 for the year ending December 31, 2007. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans. Interest rates on long-term portions of the loan are variable and consist of a base rate plus an applicable margin of .5% to 3.0% based on the Company’s leverage ratio as defined in the loan agreement.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2007 and 2006.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT (Continued)

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2008	$4,100,000
2009	4,500,000
2010	4,900,000
2011	5,300,000
2012	5,700,000
Years 6 through 7	50,500,000

NOTE 10 – INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company uses variable-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company and its primary lender, CoBank, believe it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company pays a fixed contractual interest rate (5.1%) plus an additional payment if the variable rate (LIBOR) payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate. As of December 31, 2006 and 2007 the Company had one interest rate swap agreement for a notional amount of $38,000,000 that expires November 8, 2009.

The interest rate swap qualifies as a cash flow hedge for accounting purposes under SFAS No. 133. The effect of hedging ineffectiveness on net earnings was insignificant for the period ending December 31, 2007 and 2006. The fair value of the Company’s interest rate swap agreement is determined from a valuation received from the financial institution. The fair value indicates an estimated amount the Company would pay if the contract was canceled or transferred to other parties. At December 31, 2007 and 2006, the fair value loss of the swap was $907,899 and $99,980 which has been recorded, net of deferred tax of $367,420 and $40,460, as a decrease in comprehensive income. The fair value loss of the swap has been included as a current liability in accrued expenses.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for the period from acquisition (November 3, 2006) to December 31, 2006 were approximately $28,000 and $101,365 for the year ending December 31, 2007.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE BENEFIT PLANS (Continued)

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. Deferred compensation expense included in operations was $14,300 for the period from acquisition (November 3, 2006) to December 31, 2006. Payments made under the agreement by the Company were $17,000 for the same period. Deferred compensation expense included in operations in 2007 was $70,268 and payments made were $103,336.

With the acquisition of the Company by HAC on November 3, 2006, the Company entered into severance agreements with former officers and key employees. A liability was accrued at November 3, 2006 for $1,156,000 for payments due under these agreements. As of December 31, 2006 and 2007, $1,029,000 and $187,930 remained payable under these agreements.

NOTE 12 - TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $204,785, for the period from acquisition (November 3, 2006) to December 31, 2006. Expenses from transactions with the affiliates were $195,075 for the period from acquisition (November 3, 2006) to December 31, 2006. Revenue from transactions with these affiliates were $472,489 for the year ended December 31, 2007. Expenses from transactions with these affiliates were $610,369 for the year ended December 31, 2007.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

The Company has entered into Management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee began January 1, 2007 and was $300,000 for the year ended December 31, 2007.

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources, maintenance of plant, and internet help desk services. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. There were no costs billed under these agreements in the period from acquisition (November 3, 2006) to December 31, 2006. Fees for these services were $1,498,134 for the year ending December 31, 2007.

In addition, the Company’s shareholders provided labor and materials related to construction of the Company’s property, plant and equipment. The total of these services provided by the Company’s shareholder was $850,650 for the year ended December 31, 2007. There were no construction related services provided in 2006.

Balances payable to affiliates at December 31, 2006 represented acquisition costs to be reimbursed by the Company to its shareholders, which was done in 2007. The total balance due from the Company to its shareholders for routine services provided at December 31, 2007 was $128,730.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the year ended December 31, 2007 or the period from acquisition (November 3, 2006) to December 31, 2006. The Company has no foreign operations.

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

NEW ULM TELECOM, INC.
(Registrant)

Date:	March 14, 2008	By	/s/ Bill Otis

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

Date:	March 14, 2008	By	/s/ Bill Otis

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

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006 (File No. 000-03024)).

10.2+

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

10.4+*	New Ulm Telecom, Inc. Management Incentive Plan

10.5	Master Loan Agreement RX0583, dated as of January 4, 2008 between CoBank, ACB and New Ulm Telecom, Inc.

10.6	First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc.

10.7	New Ulm Telecom, Inc. $15,000,000 Term Promissory Note.

10.8	Second Supplement dated January 4, 2008, to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc.

10.9	New Ulm Telecom, Inc. $10,000,000 Revolving Promissory Note.

10.10	Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson Telephone Company (as successor to Hutchinson Acquisition Corp).

10.11	First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company.

10.12	Hutchinson Telephone Company $29,700,000 Promissory Note.

10.13	Second Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ABC and Hutchinson Telephone Company.

10.14	Hutchinson Telephone Company $2,000,000 Revolving Promissory Note.

10.15	Third Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company.

10.16	Hutchinson Telephone Company $3,000,000 Term Promissory Note.

10.17	Form of Security Agreement.

10.18	Form of Guarantee.

21*	Subsidiaries of the Registrant.

24*	Power of Attorney (Included on Signature Page).

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Indicates Compensatory Plan