Form 10-Q
period 2008-03-31
NEW ULM TELECOM INC
filed 2008-05-12
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 9, 2008: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2008	(Audited) December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$9,789,317	$9,510,309
Receivables, net of allowance for doubtful accounts of $405,340 and $384,477	3,281,206	1,036,911
Income taxes receivable	—	458,442
Inventories	994,042	362,884
Prepaid expenses	572,311	280,848
Total Current Assets	14,636,876	11,649,394

INVESTMENTS AND OTHER ASSETS
Goodwill	35,545,342	3,218,906
Intangibles, net of amortization	21,041,762	17,275
Hector Investment	18,510,101	18,699,104
Other Investments	9,453,652	1,553,519
Deferred Charges	249,360	1,114,964
Total Investments and Other Assets	84,800,217	24,603,768

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	112,559,045	63,309,122
Other property	3,172,578	3,173,127
Video plant	2,679,404	2,656,683
Total Property, Plant and Equipment	118,411,027	69,138,932
Less Accumulated Depreciation	76,907,470	46,339,199
Net Property, Plant and Equipment	41,503,557	22,799,733

TOTAL ASSETS	$140,940,650	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2008	(Audited) December 31, 2007
CURRENT LIABILITIES
Current portion of long-term debt	$3,527,472	$27,472
Accounts payable	1,055,825	1,515,996
Accrued income taxes	1,849,208	—
Other accrued taxes	206,324	88,342
Other accrued liabilities	1,849,787	727,971
Total Current Liabilities	8,488,616	2,359,781

LONG-TERM DEBT, less current portion	56,127,511	61,443

NON-CURRENT LIABILITIES
Loan guarantee	4,635,383	328,336
Deferred income taxes	12,891,830	3,018,684
Other deferred credits	2,369,108	—
Total Other Non-Current Liabilities and Deferred Credits	19,896,321	3,347,020

STOCKHOLDERS’ EQUITY
Preferred stock – $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares and 90,000,000 authorized, 5,115,435 and 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Accumulated other comprehensive income	(362,157)	—
Retained earnings	48,264,634	44,758,926
Total Stockholders’ Equity	56,428,202	53,284,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,940,650	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
OPERATING REVENUES
Local network	$1,822,073	$934,714
Network access	3,598,572	1,411,095
Directory advertising, billing and other services	356,465	141,997
Video services	1,056,257	550,476
Internet services	894,643	406,994
Other nonregulated services	1,238,950	631,831
	8,966,960	4,077,107

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	1,279,208	565,245
Cost of video services	827,670	410,279
Cost of internet services	580,099	130,745
Cost of other nonregulated services	671,348	338,400
Depreciation and amortization	2,198,758	1,016,440
Selling, general and administrative	1,651,841	1,003,727
	7,208,924	3,464,836

OPERATING INCOME	1,758,036	612,271

OTHER (EXPENSES) INCOME
Interest expense	(886,414)	(1,652)
Interest income	368,583	322,805
Loss on sale of marketable securities	(162,999)	—
Gain on sale of Midwest Wireless Holdings (MWH)	5,123,797	—
Hector investment income	156,883	181,548
Other investment income	92,397	124,400
	4,692,247	627,101

INCOME BEFORE INCOME TAXES	6,450,283	1,239,372

INCOME TAXES	2,433,031	501,766

NET INCOME	$4,017,252	$737,606

BASIC AND DILUTED NET INCOME PER SHARE	$0.79	$0.14

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME/(LOSS)

YEAR ENDED DECEMBER 31, 2007 AND

THREE MONTHS ENDED MARCH 31, 2008

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
BALANCE on December 31, 2006 (Audited)	5,115,435	$8,525,725	$42,222,128	$—	$50,747,853

Net income			4,582,972		4,582,972
Dividends			(2,046,174)		(2,046,174)

BALANCE on December 31, 2007 (Audited)	5,115,435	$8,525,725	$44,758,926	$—	$53,284,651

Net income			4,017,252		4,017,252
Unrealized loss of equity method investee				(345,887)	(345,887)
Change in Unrealized losses on interest rate swap agreement, net of deferred taxes				(16,270)	(16,270)
Total comprehensive income (loss)	—	—	4,017,252	(362,157)	3,655,095

Dividends			(511,544)		(511,544)

BALANCE on March 31, 2008 (Unaudited)	5,115,435	$8,525,725	$48,264,634	$(362,157)	$56,428,202

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,017,252	$737,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,198,758	1,016,440
Gain on sale of MWH	(5,123,797)	—
Hector investment income	(156,883)	(181,548)
Loss on sale of marketable securities	162,999	—
(Increase) Decrease in:
Receivables	(1,268,284)	128,948
Accrued income taxes receivable	1,023,421	—
Inventories	65,569	(71,343)
Prepaid expenses	(9,502)	31,372
Deferred charges	1,781,667	—
Increase (Decrease) in:
Accounts payable	(1,163,444)	240,049
Accrued income taxes	1,311,739	(21,076,953)
Other accrued taxes	28,536	15,419
Other accrued liabilities	278,267	(107,875)
Deferred income taxes	7,198,401	73,469
Other deferred credits	1,961,644	—
Net cash provided (used) by operating activities	12,306,343	(19,194,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(700,479)	(793,509)
Proceeds from sale of MWH	5,123,797	—
Acquisition of HTC, net of cash acquired	(76,820,827)	—
Proceeds from sale of marketable security	1,454,231	—
Other, net	(138,581)	(87,673)
Net cash used in investing activities	(71,081,859)	(881,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of long-term debt	(133,932)	(8,092)
Issuance of long-term debt	59,700,000	—
Dividends paid	(511,544)	(511,544)
Net cash provided (used) by financing activities	59,054,524	(519,636)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279,008	(20,595,234)

CASH AND CASH EQUIVALENTS
at Beginning of Period	9,510,309	30,457,707

CASH AND CASH EQUIVALENTS
at End of Period	$9,789,317	$9,862,473

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the “Company”), which includes Hutchinson Telephone Company that was acquired on January 4, 2008. All material intercompany transactions and accounts have been eliminated.

The balance sheets and statement of stockholders’ equity as of March 31, 2008, and statements of income and the statements of cash flows for the periods ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the entire year.

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are received in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, each of these deliverables are separately accounted for. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

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

Effective January 1, 2007, New Ulm Telecom, Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. As required by FIN 48, the Company recognized the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that needed to be adjusted. The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At March 31, 2008, the Company had approximately $203,800 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects to record additional unrecognized tax benefits within the next year.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, and March 31, 2008, the Company had no accrual for interest or penalties related to income tax matters.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not impact its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that are measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. The Company cannot predict the impact on the Company’s financial position, results of operations or liquidity due to the adoption of SFAS No. 157 for those non-financial assets and liabilities within the scope of FSP 157-2.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest-rate swap agreements discussed in Financial Statements Note 5, were determined based on Level 2 inputs.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31:

	2008	2007
Interest	$602,051	$3,085
Income taxes	$675,000	$21,505,250

Noncash investing activities included $105,195 and $163,901 during the periods ended March 31, 2008 and 2007, relating to plant and equipment additions placed in service, which are reflected in accounts payable at March 31, 2008 and 2007, respectively.

NOTE 3 – ACQUISITION OF HUTCHINSON TELEPHONE COMPANY

On January 4, 2008, New Ulm Telecom, Inc. (“New Ulm”) completed the acquisition of Hutchinson Telephone Company (“HTC”) for approximately $78 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

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

The allocation of the purchase price to HTC’s assets and liabilities has been based on preliminary estimates of fair values. This allocation is preliminary and further refinements are likely to be made, and may be significant. Criteria have been established in Statement of Financial Accounting Standards No. 141, “Business Combinations,” for determining whether intangible assets should be recognized separately from goodwill. Statement of Financial Accounting Standards No., 142, “Goodwill and Other Intangible Assets,” provides that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

The preliminary allocation of the net purchase price of HTC is shown below:

Current assets	$16,871,061
Property, plant and equipment	19,829,178
Investments	7,861,720
Customer relationship intangible	15,000,000
Trade name intangible	3,400,000
Regulatory rights intangible	3,000,000
Excess costs over net assets acquired (Goodwill)	32,326,436
Other assets	971,396
Current liabilities	(2,148,991)
Deferred liabilities	(7,500,485)
Total purchase price	89,610,315
Less cash and cash equivalents acquired	(12,789,488)
Cash paid for acquisition	$76,820,827

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s estimated purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $54 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $15,000,000, trade name intangible of $3,400,000, and regulatory rights intangible of $3,000,000. The estimated useful life of the customer relationship intangible asset is 12 years and regulatory rights intangible is 12 years. The trade name intangible has an indefinite life and is not subject to amortization. Goodwill on this transaction will not be deductible for income tax purposes.

Pro Forma Financial Information

On January 4, 2008, New Ulm Telecom, Inc. (“New Ulm”) completed the acquisition of Hutchinson Telephone Company (“HTC”). The following pro forma results presented are for 2007 as if the acquisition had been completed on January 1, 2007. No pro forma results have been presented for 2008 as the closing occurred on January 4, 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

	THREE MONTHS ENDED MARCH 31, 2007
	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
REVENUES	$4,077,107	$4,516,447	$—		$8,593,554

NET INCOME	$737,606	$822,605	$(740,750	)*	$819,461

BASIC AND DILUTED NET INCOME PER SHARE	$0.14	$0.16	$(0.14)		$0.16

* These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NOTE 4 –SECURED CREDIT FACILITY

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

Under the terms of the two MLA and supplements, New Ulm and HTC have borrowed approximately $59.7 million and entered into promissory notes on the following terms:

New Ulm

MLA: $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

Supplement: $10,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

Each New Ulm note initially bears interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. The LIBOR Margin decreases as New Ulm’s “Leverage Ratio” decreases.

Hutchinson Telephone Company

MLA: $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

Supplement: $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

Supplement: $3,000,000 term note with interest payable monthly. Final maturity of the note is April 3, 2008.

Each HTC note initially bears interest at a “LIBOR Margin” rate equal to 2.75 percent over the applicable LIBOR rate. The LIBOR Margin decreases as HTC’s “Leverage Ratio” decreases.

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

Principal payments for the next five years are as follows:

2008	$500,000
2009	$500,000
2010	$2,938,000
2011	$3,438,000
2012	$3,438,000

NOTE 5 – INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

The Company uses variable-rate debt to finance its operations, capital expenditures and acquisitions. These variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company, in consultation with its primary lender, CoBank, ACB, has agreed it is prudent for the Company to limit the variability of a portion of its interest payments. To meet this objective, the Company entered into interest rate swap agreements covering $39.0 million of its aggregate indebtedness to CoBank, ACB. Separate interest rate swap agreements were entered by New Ulm and CoBank, ACB and by HTC and CoBank, ACB, in each instance pursuant to an Agreement dated February 26, 2008 that became effective March 19, 2008.

These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, the Company pays a fixed contractual interest rate plus an additional payment if the LIBOR variable rate payment is below a contractual rate and receives a payment if the LIBOR variable rate payment is above the contractual rate.

As of March 31, 2008, the Company had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

New Ulm	03/31/2011	$2,000,000	5.17%: (LIBOR Rate of 2.67%, plus 2.50% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.76%; (LIBOR Rate of 3.26%, plus 2.50% LIBOR Margin)

HTC	03/31/2011	$4,000,000	5.42% (LIBOR Rate of 2.67%, plus 2.75% LIBOR Margin)

HTC	03/31/2013	$21,750,000	6.01%; (LIBOR Rate of 3.26%, plus 2.75% LIBOR Margin)

(1)   As noted above in Note 4, Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.50% % over the applicable LIBOR rate for New Ulm and 2.75% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases.

These interest rate swaps qualify as a cash flow hedge for accounting purposes under SFAS No. 133. The effect of these hedging transactions on net earnings was insignificant for the period ending March 31, 2008.

The Company determined the fair value of its interest rate swap agreements at March 31, 2008 from valuation received from CoBank, ACB. The fair value indicates an estimated amount the Company would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2008, the fair value loss of the swaps was $27,331, which has been recorded, net of deferred tax of $11,061, as a decrease in comprehensive income. The fair value loss of the swaps has been included as a current liability in accrued expenses.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. At March 31, 2008, the Company’s goodwill totaled $35,545,342 and is the result of the wireline acquisitions, including $32,326,436 from the January 4, 2008 purchase of HTC by the Company. The Company annually tests its goodwill as required under SFAS 142 and has determined that the goodwill was not impaired at the last assessment.

The Company’s other intangible assets consist of acquired customer relationships, regulatory rights and trade name. Accumulated amortization on customer relationships was $13,510 at December 31, 2007 and $389,023 at March 31, 2008. Amortization expense is estimated to be $1,502,052 each year for the next five years.

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		March 31, 2008		December 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Customers Relationships	12 -15 years	$15,030,785	$326,523	$30,785	$13,510
Regulatory Rights	12 years	3,000,000	62,500	0	0
Indefinitely-lived intangible assets
Trade name		3,400,000	0	0	0
Total		$21,430,785	$389,023	$30,785	$13,510

Net Identified Intangible Assets			$21,041,762		$17,275

NOTE 7 – OTHER INVESTMENTS

Other Investments at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
	Cost and Guarantees	Prior Income (Loss)	2008 Income (Loss)	Cumulative Distributions	Total	December 31, 2007 Total
Other Equity Method Investments:
En-Tel	$5,543,610	$(3,152,761)	$(31,413)	$—	$2,359,436	$—
SHAL, LLC	3,213,316	57,147	44,655	(723,000)	2,592,118	—
SHAL Networks, Inc.	310,858	1,979,581	12,109	(1,100,000)	1,202,548	—
Other Investments					1,652,660	929,556
Other Non-Equity Investments					1,646,890	623,963

Total Other Investments					$9,453,652	$1,553,519

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC (a 25.18% owned partnership, which is being accounted for by the equity method) in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company had recorded a liability of $375,000 in connection with this guarantee, which was the maximum potential liability under the terms of the guarantee. As of March 31, 2008, the Company has recorded a liability of $323,747 in connection with this guarantee. This was the potential liability under the terms of the guarantee at March 31, 2008.

The Company also has the following loan guarantees, due to the acquisition of HTC:

The Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (SHAL) that were formed to provide fiber optic cable facilities. The Company, along with the other members of SHAL, has agreed to guarantee a portion of SHAL’s debt. The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At December 31, 2007, SHAL owed $5,872,204 on the guaranteed debt. The note is due in 2014. The Company’s potential liability under the guarantee is not to exceed $2,577,809. As a result of the guarantee the Company has recorded on the balance sheet an increase in other investments at March 31, 2008 of $1,903,316 with corresponding increases to loan guarantees.

The Company has a 33.33% ownership in En-Tel Communications, LLC (En-Tel) that was formed to provide competitive local exchange services. The Company, along with some of the other members of En-Tel, has agreed to guarantee two of En-Tel’s debt instruments. The Company would be required to pay guaranteed portions if En-Tel cannot make payments or if the debt is called.

At March 31, 2008, En-Tel owed $8,484,498 on the first note payable. The note is due in 2015. The Company’s potential liability under the guarantee of this note is not to exceed $2,121,125. This guarantee is not currently recorded on the balance sheet because it was entered into by HTC before the requirement to record guarantees. In the future, the recording of this guarantee will be considered, pending a purchase acquisition valuation of HTC.

At March 31, 2008, En-Tel owed $4,816,641 on a second note payable. The note is due in 2018. The Company’s potential liability under this guarantee is not to exceed $2,750,000. As a result of the guarantee, the Company’s balance sheet at March 31, 2008, shows an increase in other investments of $2,408,320 with corresponding increases to loan guarantees.

NOTE 9 – OTHER DEFERRED CREDITS

The Company, due to the acquisition of HTC, has recorded other deferred credits relating to the estimated present value of executive compensation payable to certain past executives of HTC.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment

This segment contains the operations of:
●	The Company’s incumbent local exchange carriers (ILECs):
▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
▪	Western Telephone Company (Western), a wholly-owned subsidiary of New Ulm;
▪	Peoples Telephone Company (Peoples), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (CLECs):
▪	New Ulm
▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC,
●	The Company’s investments and interests in the following entities, including some management responsibilities:
▪	Hector Communications Corporation (33.33% ownership interest);
▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
▪	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (33.33% ownership interest);
▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
▪	SHAL Networks, Inc. and SHAL, LLC which constructs and leases fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
▪	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest) and
●	The Company’s operations that provide Internet and video services.

Cellular Segment

●

This Segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006 the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary of New Ulm,, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment

●

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), Western, Peoples and HTC, all of which are wholly-owned subsidiaries. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended March 31, 2008
Operating Revenues	$7,977,908	$224,870	$1,014,080	$(249,898)	$8,966,960
Depreciation and Amortization	2,157,263	—	41,495	—	2,198,758
Operating Expenses, Excluding
Depreciation and Amortization	4,560,127	102,763	597,174	(249,898)	5,010,166
Operating Income	1,260,518	122,107	375,411	—	1,758,036
Interest Expense	(886,414)	—	—	—	(886,414)
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	156,883	—	—	—	156,883
Other Investment Income	91,031	206,950	—	—	297,981
Income (Taxes) Benefit	(218,290)	(2,072,085)	(142,656)	—	(2,433,031)
Net Income	$403,728	$3,380,769	$232,755	$—	$4,017,252

Total Assets	$241,316,673	$57,394	$7,387,357	$(107,820,774)	$140,940,650

Capital Expenditures	$700,479	$—	$—	$—	$700,479

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended March 31, 2007
Operating Revenues	$3,683,793	$142,400	$489,431	$(238,517)	$4,077,107
Depreciation and Amortization	999,630	—	16,810	—	1,016,440
Operating Expenses, Excluding
Depreciation and Amortization	2,319,196	142,618	225,099	(238,517)	2,448,396
Operating Income	364,967	(218)	247,522	—	612,271
Interest Expense	(1,652)	—	—	—	(1,652)
Hector Investment Income	181,548	—	—	—	181,548
Other Investment Income	447,205	—	—	—	447,205
Income (Taxes) Benefit	(401,682)	88	(100,172)	—	(501,766)
Net Income	$590,386	$(130)	$147,350	$—	$737,606

Total Assets	$115,113,220	$60,607	$6,751,870	$(62,496,336)	$59,429,361

Capital Expenditures	$793,509	$—	$—	$—	$793,509

NOTE 11– SALE OF MIDWEST WIRELESS HOLDINGS, LLC

Prior to the sale of MWH, the Company owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel.

Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account funds were to be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for such purposes were released to the former owners of MWH.

The Company’s prorated share of the indemnification account of the escrow was $8,170,263 plus accrued interest. The Company received approximately $3.1 million of the amount in escrow in April 2007 and approximately $5.1 million in January 2008, plus accrued interest.

Due to the contingencies for release of the escrow funds, the Company did not record a receivable for the escrow funds, but recorded them as income when they were received.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from these statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1A of the 2007 Form 10-K.

OVERVIEW

The Company owns and operates incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) that provide, own and operate phone, video and Internet services in a number of Minnesota and Iowa communities.

The Company also sells and services cellular phones and accessories, customer premise equipment and transport facilities.

On November 3, 2006, the company acquired a 33.33% ownership interest in Hector Communications Corporation, which provides phone, video and Internet services to a number of communities in Minnesota and Wisconsin.

The Company also holds

●	a 25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa,
●	a 33.33% ownership interest in En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota,
●	a 16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services,
●	a 100% ownership in Hutchinson Cellular, Inc., a holding company for the Company’s investments, including:
▪	a 33.33% ownership interest in Direct Communications, LLC, a CLEC,
▪	a 33.33% ownership interest in SHAL, LLC and SHAL Networks, Inc., which constructs and leased fiber-optic communication lines and transport facilities throughout Minnesota, and
▪	a 14.29% ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota and Minnesota Counties.

The Company is organized into three business segments, as described in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $8,966,960 for the three months ended March 31, 2008, for an increase of 119.9% or $4,889,853 compared to the same period in 2007. Without the addition of HTC, total operating revenues would have increased 7.2% in the first quarter of 2008 as compared to the same period in 2007. Without the effect of the acquisition of HTC, the Telecom and Cellular segments would have experienced increases in operating revenue over the same period in 2007, while the Phonery segment would have experienced a decrease.

All income statement categories experienced increases in revenues due to the acquisition of HTC on January 4, 2008. Without the addition of HTC, the Telecom segment would have continued to experience decreases in its local network and network access revenues, both common industry trends. These decreases have been offset by increases in revenues from new and expanded service offerings: digital video, digital subscriber line (DSL), Internet access, and the operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies as they emerge. The geographic expansion of its service offerings will provide this segment with future growth.

The Telecom segment continues to experience downward pressure on its network access revenues as a result of negative pricing pressures on access charges and a decrease in the access minutes of use, both of which are industry trends. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, and Aurelia, Iowa, and the immediately surrounding areas served by the affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of their interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future growth will be realized through increases in revenue due to new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will allow the Company to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings, in particular through the acquisition of HTC, will provide this segment with continued future growth.

OPERATING EXPENSES:

Operating expenses for the three months ended March 31, 2008 increased $3,744,088, or 108.1%, compared to the same period in 2007, due to the acquisition of HTC. Without the acquisition of HTC, operating expenses would have increased 12.2%. The Telecom segment would have been responsible for $110,587 of the increase in operating expenses without the addition of HTC. Depreciation expense for the Telecom segment would have seen an increase of $367,893 in 2008 compared to 2007, without the addition of HTC. This increase would have resulted due to the Company’s continued investment in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service. In addition, operating expenses increased due to increased costs to comply with the Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended March 31, 2008 increased $1,145,765 or 187.1% over the three months ended March 31, 2007. Without the addition of HTC, operating income would have decreased primarily due to the increase in video and other nonregulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended March 31, 2008 increased $4,065,146 compared to the three months ended March 31, 2007, primarily due to the receipt in January 2008 of the final $5.1 million payment for the 2006 sale of MWH to Alltel.

The Company’s investment income in Hector Communications Corporation was $156,883. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

The Company experienced a loss of $162,999 on the sale of marketable securities acquired in the acquisition of HTC.

Other investment income decreased $32,003 for the three months ended March 31, 2008 over the same period in 2007, primarily due to the receipt of patronage funds in 2007 from CoBank, ACB, partially offset by an increase of investment income from Fibercom, LC, a CLEC in Sioux City, Iowa.

There was an $884,762 increase in interest expense for the three-month period ended March 31, 2008 compared to the same period in 2007. The increase in interest expense was due to the Company’s borrowings from CoBank, ACB in January 2008.

There was a $45,778 increase in interest income for the three-month period ended March 31, 2008 compared to the same period in 2007. This was due to interest received from Alltel with the final escrow distribution in January 2008.

NET INCOME:

Net income was $4,017,252 for the three months ended March 31, 2008 compared with $737,606 for the same period in 2007. This $3,279,646, or 444.6%, increase was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel and the acquisition of HTC.

Summary of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Income:
Telecom Segment	$1,260,518	$364,967
Cellular Segment	122,107	(218)
Phonery Segment	375,411	247,522

Total	1,758,036	612,271

Other Income	5,578,661	628,753
Interest Expense	(886,414)	(1,652)
Income Taxes	(2,433,031)	(501,766)

Net Income	$4,017,252	$737,606

Basic and Diluted Earnings Per Share	$.79	$.14
Weighted Average Shares Outstanding	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 86.6% of the Company’s consolidated operating revenues for the three months ended March 31, 2008 before intercompany eliminations. Revenues are primarily earned by providing over 31,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending March 31, 2008 increased $4,294,115 or 116.6% compared to the same period last year, due to the acquisition of HTC. Without the addition of HTC, the segment would have experienced a 7.9% increase in operating revenues. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Local Network	$1,845,524	$958,165
Network Access	3,605,871	1,418,361
Other	2,526,513	1,307,267

Total Operating Revenues	7,977,908	3,683,793

Operating Expenses, Excluding Depreciation and Amortization	4,560,127	2,319,196
Depreciation and Amortization Expenses	2,157,263	999,630

Total Operating Expenses	6,717,390	3,318,826

Operating Income	1,260,518	364,967

Net Income	$403,728	$590,386

Local network revenue increased in the Telecom segment by $887,359 or 92.6% for the three months ended March 31, 2008 compared to the same period in 2007, due to the acquisition of HTC. Without the addition of HTC, local network revenues would have decreased by 0.8%. Local network revenue would have decreased during this period as a result of the continuing decline in the number of access lines. The decrease in access lines is due to customers increasingly utilizing their wireless phones and customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform.

Network access revenue increased $2,187,510 or 154.2% for the three months ended March 31, 2008 compared with the same period in 2007, due to the acquisition of HTC. Without the addition of HTC, network access revenues would have experienced an 11.6% increase in 2008 over the same period in 2007. This increase is the result of carrier settlements. The segment continues to experience an overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained and enhanced its infrastructure, and has continually invested in its infrastructure. These capital expenditures have enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $1,219,246 or 93.3% for the three months ended March 31, 2008 compared with the same period in 2007, due to the acquisition of HTC. Without the acquisition of HTC, other operating revenues would have increased 10.4% in 2008 over the same period in 2007. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn, Redwood Falls, Hutchinson and Litchfield, Minnesota was responsible for $505,781 of the increase in these revenues. Cable television services continued to be offered in the Minnesota communities of Jeffers, Cologne, Mayer, New Germany, and New Market Township, and were responsible for a $683 decrease in other operating revenues. Approximately $68,000 of the increase in other operating revenues was from billing services that the Company provided to HCC. The remainder of the revenue increase was primarily attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $2,240,931 or 96.6% for the three months ended March 31, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. Without the addition of HTC, operating expenses, excluding depreciation and amortization, would have increased by 5.1%. Operating expenses increased as a result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, the increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers and the expenses associated with offering services to HTC customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. The Company continues to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company is applying these same customer-centric philosophies at HTC.

Depreciation and amortization expenses increased $1,157,633 or 115.8% for the three months ended March 31, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC.

Operating income increased $895,551 or 245.4% for the three months ended March 31, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. The increase in operating income was due to the increase in revenues for video and Internet services from an increase in customers, and the increase in revenues due to the billing services that the Company provides to HCC. This is partially offset by the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $4,294,115 increase in revenues combined with a $3,398,564 increase in operating expenses resulted in the $895,551 increase in operating income.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories increased by $82,470 for the three-month period ending March 31, 2008 compared to March 31, 2007, due primarily to an increase in the sale of cellular phones (including the addition of HTC).

A recap of income for the cellular segment is contained in the following table:

	Three Months Ended March 31,
	2008	2007

Operating Revenues:	$224,870	$142,400

Operating Expenses, Excluding Depreciation and Amortization	102,763	142,618
Depreciation and Amortization Expenses	—	—

Total Operating Expenses	102,763	142,618

Operating Income	122,107	(218)

Interest Income	206,950	—
Gain on Sale of MWH	5,123,797	—

Income (Taxes) Benefit	(2,072,085)	88

Net Income	$3,380,769	$(130)

Phonery Segment

The Phonery segment represented 11.0% of the consolidated operating revenues for the three months ended March 31, 2008 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

	Three Months Ended March 31,
	2008	2007

Operating Revenues:	$1,014,080	$489,431

Operating Expenses, Excluding Depreciation and Amortization	597,174	225,099
Depreciation and Amortization Expenses	41,495	16,810

Total Operating Expenses	638,669	241,909

Operating Income	375,411	247,522

Net Income	$232,755	$147,350

Operating revenue increased $524,649, or 107.2%, for the three months ended March 31, 2008 compared to the same period in 2007, due to the acquisition of HTC. Without the addition of HTC, operating revenues would have decreased 3.0%. This decrease in the Phonery segment’s revenues was primarily due to revenue decreases in the resale of long distance toll and CPE sales.

Operating expenses, excluding depreciation and amortization, increased $372,075 or 165.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the acquisition of HTC. Without the addition of HTC, the operating expenses would have increased 10.9%. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $24,685 or 146.8% for the three months ended March 31, 2008 compared to the same period ended 2007, primarily due to the acquisition of HTC. The 2008 increase is indicative of the continued investment in this segment’s assets.

Operating income increased by $127,889 or 51.7% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase in income was the result of the addition of HTC.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $116,083,185 at March 31, 2008, reflecting 48.6% equity and 51.4% debt. This compares to a capital structure of $53,373,566 at December 31, 2007, reflecting 99.8% equity and 0.2% debt. The significant increase in debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $12,306,343 for the three-month period ended March 31, 2008 compared to cash used by operations of $19,194,416 for the three-month period ended March 31, 2007. The cash flows provided by operations for the three months ended March 31, 2008 were primarily the result of net income, non-cash expenses for depreciation and amortization, and deferred income taxes offset by the gain on the sale of MWH. The cash flows used by operations for the three months ended March 31, 2007 were primarily due to the payment of income taxes, partially offset by net income and non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $71,081,859 for the three months ended March 31, 2008 compared to $881,182 for the same period in 2007, primarily as a result of the acquisition of HTC in January 2008, offset in part by the receipt of $5,123,797 in proceeds from the sale of MWH and $1,454,231 from the sale of marketable securities. Capital expenditures relating to on-going businesses were $700,479 during the first three months of 2008 as compared to $793,509 for the same period in 2007. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $4,000,000 in 2008. The Company will finance these upgrades from working capital.

Cash flows provided by financing activities were $59,054,524 for the three months ended March 31, 2008 compared to cash flows used by financing activities of $519,636 for the three months ended March 31, 2007. Included in cash flows provided and used in financing activities were debt repayments, issuance of long-term debt and dividend payments. Subsequent to the end of the quarter, the Company paid the $3,000,000 on the HTC term note due April 3, 2008.

Dividends

The Company paid dividends of $511,544 during the first quarter of 2008 and 2007. This represented dividends of $.10 per share for the first quarter of 2008 and 2007. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect the payment of regular dividends at the existing level to negatively affect its liquidity.

The Company’s loan agreements have put restrictions on the ability of the Company to pay cash dividends to its stockholders. However, the Company is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

Working Capital

The Company had working capital of $6,141,242 as of March 31, 2008, compared to working capital of $9,289,613 as of December 31, 2007. The ratio of current assets to current liabilities was 1.7:1.0 as of March 31, 2008 and 4.9:1.0 as of December 31, 2007.

Long-Term Debt

See Financial Statements Note 4 of this Form 10-Q.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements.

Recent Accounting Developments

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company will be assessing the impact of SFAS No. 161 on its disclosures.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not impact its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that are measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. The Company cannot predict the impact on the Company’s financial position, results of operations or liquidity due to the adoption of SFAS No. 157 for those non-financial assets and liabilities within the scope of FSP 157-2.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest-rate swap agreements discussed in Financial Statements Note 5, were determined based on Level 2 inputs.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations. The Company does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. The Company’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $6,000,000 of variable-rate debt through March of 2011 and $33,000,000 of variable-rate debt through March 2013.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2008, our interest expense would have increased $88,000.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, regarding the effectiveness, as of March 31, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that its disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 5.   OTHER INFORMATION

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

SWAP Agreements

See Financial Statements Note 5 and Exhibits 10.1 and 10.2 of this form 10-Q.

ITEM 6.   EXHIBITS

See “Index to Exhibits” on page 31 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: May 9, 2008	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: May 9, 2008	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc.

10.2	Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002