Form 10-Q
period 2008-06-30
NEW ULM TELECOM INC
filed 2008-08-08
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 North Minnesota Street

New Ulm, Minnesota 56073

(Address of Principal Executive Offices, Including Zip Code)

(507) 354-4111

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 8, 2008, 5,115,435 shares of common stock were outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

JUNE 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	(Audited) December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$7,159,303	$9,510,309
Receivables, net of allowance for doubtful accounts of $438,885 and $384,477	3,387,065	1,036,911
Income taxes receivable	—	458,442
Inventories	1,102,144	362,884
Prepaid expenses	432,781	280,848
Total Current Assets	12,081,293	11,649,394

INVESTMENTS AND OTHER ASSETS
Goodwill	35,611,346	3,218,906
Intangibles, net of amortization	20,666,249	17,275
Hector Investment	18,892,005	18,699,104
Derivative Financial Instruments	1,368,252	—
Other Investments	9,175,507	1,553,519
Deferred Charges and Other	194,090	1,114,964
Total Investments and Other Assets	85,907,449	24,603,768

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	84,474,892	63,309,122
Other property	3,172,990	3,173,127
Video plant	2,703,748	2,656,683
Total Property, Plant and Equipment	90,351,630	69,138,932
Less Accumulated Depreciation	50,024,231	46,339,199
Net Property, Plant and Equipment	40,327,399	22,799,733

TOTAL ASSETS	$138,316,141	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) June 30, 2008	(Audited) December 31, 2007
CURRENT LIABILITIES
Current portion of long-term debt	$528,802	$27,472
Accounts payable	820,803	1,515,996
Accrued income taxes	2,220,525	—
Other accrued taxes	171,303	88,342
Other accrued liabilities	1,389,509	727,971
Total Current Liabilities	5,130,942	2,359,781

LONG-TERM DEBT, less current portion	55,993,356	61,443

NON-CURRENT LIABILITIES
Loan guarantees	4,533,508	328,336
Deferred income taxes	12,845,082	3,018,684
Other accrued liabilities	355,995	—
Other deferred credits	2,226,638	—
Total Other Non-Current Liabilities and Deferred Credits	19,961,223	3,347,020

SHAREHOLDERS’ EQUITY
Preferred stock - $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Accumulated other comprehensive income	605,696	—
Retained earnings	48,099,199	44,758,926
Total Shareholders’ Equity	57,230,620	53,284,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,316,141	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
OPERATING REVENUES
Local network	$1,823,493	$977,194	$3,645,566	$1,911,908
Network access	3,622,105	1,366,375	7,220,677	2,777,470
Directory advertising, billing and other services	397,892	161,574	754,357	303,571
Video services	1,077,228	583,525	2,133,485	1,134,001
Internet services	941,446	417,735	1,836,089	824,729
Other nonregulated services	1,130,219	670,228	2,369,169	1,302,059
	8,992,383	4,176,631	17,959,343	8,253,738

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	1,499,121	664,528	2,778,329	1,229,773
Cost of video services	801,173	414,269	1,628,843	824,548
Cost of internet services	596,127	161,283	1,176,226	292,028
Cost of other nonregulated services	704,023	342,346	1,375,371	680,746
Depreciation and amortization	2,237,616	1,004,573	4,436,374	2,021,013
Selling, general and administrative	1,734,713	1,085,644	3,386,554	2,089,371
	7,572,773	3,672,643	14,781,697	7,137,479

OPERATING INCOME	1,419,610	503,988	3,177,646	1,116,259

OTHER (EXPENSES) INCOME
Interest expense	(807,161)	(1,442)	(1,693,575)	(3,094)
Interest income	57,590	343,886	426,173	666,691
Loss on sale of marketable securities	—	—	(162,999)	—
Gain on Sale of MWH	—	3,116,624	5,123,797	3,116,624
Hector investment income	244,843	218,423	401,726	399,971
Other investment income (expense)	(15,975)	(17,098)	76,422	107,302
	(520,703)	3,660,393	4,171,544	4,287,494

INCOME BEFORE INCOME TAXES	898,907	4,164,381	7,349,190	5,403,753

INCOME TAXES	552,799	1,686,441	2,985,830	2,188,207

NET INCOME	$346,108	$2,477,940	$4,363,360	$3,215,546

BASIC AND DILUTED NET INCOME PER SHARE	$0.07	$0.48	$0.85	$0.63

DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2007 AND

SIX MONTHS ENDED JUNE 30, 2008

	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Income	Equity
BALANCE on December 31, 2006 (Audited)	5,115,435	$8,525,725	$42,222,128	$—	$50,747,853

Net income			4,582,972		4,582,972
Dividends			(2,046,174)		(2,046,174)

BALANCE on December 31, 2007 (Audited)	5,115,435	$8,525,725	$44,758,926	$—	$53,284,651

Net income			4,363,360		4,363,360
Unrealized loss of equity method investee				(208,825)	(208,825)
Change in unrealized gains on interest rate swap agreement, net of deferred taxes				814,521	814,521

Dividends			(1,023,087)		(1,023,087)

BALANCE on June 30, 2008 (Unaudited)	5,115,435	$8,525,725	$48,099,199	$605,696	$57,230,620

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,363,360	$3,215,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,436,374	2,021,013
Gain on sale of MWH	(5,123,797)	(3,116,624)
Hector investment income	(401,726)	(399,971)
Loss on sale of marketable securities	162,999	—
(Increase) Decrease in:
Receivables	(1,374,142)	335,563
Accrued income taxes receivable	1,023,421	—
Inventories	(42,533)	(279,289)
Prepaid expenses	106,480	60,766
Deferred charges	1,860,485	—
Increase (Decrease) in:
Accounts payable	(1,371,928)	445,075
Accrued income taxes	1,683,056	(22,228,153)
Other accrued taxes	(6,484)	10,652
Other accrued liabilities	(381,213)	(63,010)
Deferred income taxes	(115,211)	161,860
Other deferred credits	1,819,174	—
Net cash provided by (used in) operating activities	6,638,315	(19,836,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,412,962)	(1,405,078)
Proceeds from sale of MWH	5,123,797	3,116,624
Acquisition of HTC, net of cash acquired	(69,602,232)	—
Proceeds from sale of marketable security	1,454,231	—
Other, net	37,689	(124,824)
Net cash provided by (used in) investing activities	(64,399,477)	1,586,722

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments of long-term debt	(3,266,757)	(16,806)
Issuance of long-term debt	59,700,000	—
Dividends paid	(1,023,087)	(1,023,087)
Net cash provided by (used in) financing activities	55,410,156	(1,039,893)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,351,006)	(19,289,743)

CASH AND CASH EQUIVALENTS
at Beginning of Period	9,510,309	30,457,707

CASH AND CASH EQUIVALENTS
at End of Period	$7,159,303	$11,167,964

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the “Company”), including Hutchinson Telephone Company which was acquired on January 4, 2008. All material intercompany transactions and accounts have been eliminated.

The balance sheets and statement of shareholders’ equity for the period ended June 30, 2008, and statements of income and the statements of cash flows for the periods ended June 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2008 and for the six-month periods ended June 30, 2008 and 2007 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the entire year.

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are received in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, each of these deliverables are accounted for separately. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, partnerships and intangible assets due to the differences between their book and tax basis. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that needed to be adjusted. The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At June 30, 2008, the Company had approximately $203,800 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects to record additional unrecognized tax benefits within the next year.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, and June 30, 2008, the Company had no accrual for interest or penalties related to income tax matters.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not affect its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that are measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. The Company cannot predict the impact on the Company’s financial position, results of operations or liquidity due to the adoption of SFAS No. 157 for those non-financial assets and liabilities within the scope of FSP 157-2.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.
•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest-rate swap agreements discussed in Financial Statements Note 5, was determined based on Level 2 inputs.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30:

	2008	2007
Interest	$1,452,426	$3,308
Income taxes	$1,461,000	$25,254,500

Noncash investing activities included $78,657 and $6,183 during the periods ended June 30, 2008 and 2007, relating to plant and equipment additions placed in service, which are reflected in accounts payable at June 30, 2008 and 2007.

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

The preliminary allocation of the net purchase price of HTC (as adjusted June 30, 2008) is shown below:

Current assets	$16,871,061
Property, plant and equipment	19,829,178
Investments	7,861,720
Customer relationship intangible	15,000,000
Trade name intangible	3,400,000
Regulatory rights intangible	3,000,000
Excess costs over net assets acquired (Goodwill)	32,392,441
Other assets	971,396
Current liabilities	(2,148,991)
Deferred liabilities	(14,785,085)
Total purchase price	82,391,720
Less cash and cash equivalents acquired	(12,789,488)
Cash paid for acquisition	$69,602,232

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s estimated purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was approximately $54 million. The purchase price has been adjusted for additional legal costs of the acquisition and the reclassification of deferred liabilities, which affected the total cash paid for acquisition. The Company recorded an intangible asset related to the acquired company’s customer relationships of $15,000,000, trade name intangible of $3,400,000, and regulatory rights intangible of $3,000,000. The estimated useful life of the customer relationship intangible asset is 12 years and regulatory rights intangible asset is 12 years. The trade name intangible has an indefinite life and is not subject to amortization. Goodwill on this transaction will not be deductible for income tax purposes.

Pro Forma Financial Information

On January 4, 2008, New Ulm completed the acquisition of Hutchinson Telephone Company (“HTC”). The following pro forma results presented are for 2007 as if the acquisition had been completed on January 1, 2007. The Company is providing these pro forma condensed Statements of Income to facilitate analysis of the 2008 Statements of Income. No pro forma results have been presented for 2008 as the closing occurred on January 4, 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

	THREE MONTHS ENDED JUNE 30, 2007
	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
REVENUES	$4,176,631	$4,668,731	$—		$8,845,362

NET INCOME	$2,477,940	$630,102	$(712,401	) *	$2,395,641

BASIC AND DILUTED NET INCOME PER SHARE	$0.48	$0.13	$(0.14)		$0.47

* These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

	SIX MONTHS ENDED JUNE 30, 2007
	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
REVENUES	$8,253,738	$9,185,178	$—		$17,438,916

NET INCOME	$3,215,546	$1,452,707	$(1,453,151	) *	$3,215,102

BASIC AND DILUTED NET INCOME PER SHARE	$0.63	$0.28	$(0.28)		$0.63

* These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NOTE 4 – SECURED CREDIT FACILITY

In connection with its acquisition of Hutchinson Telephone Company, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. Under the credit facility, each of New Ulm and HTC entered into a separate Master Loan Agreement (“MLA”) and a series of supplements to the respective MLAs.

Under the terms of the two MLA and supplements, New Ulm and HTC have borrowed approximately $59.7 million and entered into promissory notes on the following terms:

New Ulm

●

$15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●	$10,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

Each New Ulm note initially bears interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. The LIBOR Margin decreases as New Ulm’s “Leverage Ratio” decreases.

Hutchinson Telephone Company

●

$29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

●	$2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

●	$3,000,000 term note with interest payable monthly. Final maturity of the note is April 3, 2008. This note has been paid off.

Each HTC note initially bore interest at a “LIBOR Margin” rate equal to 2.75 percent over the applicable LIBOR rate. The LIBOR Margin decreases as HTC’s “Leverage Ratio” decreases.

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

As described below under Note 4-Interest Rates Swaps, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million of $56.7 million outstanding or available under the credit facility with Co-Bank. The additional $11.7 million under the credit facility remains subject to variable interest rates.

Principal payments for the next five years are as follows:

2008	$500,000
2009	$500,000
2010	$2,938,000
2011	$3,438,000
2012	$3,438,000

NOTE 5 – INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

The Company uses variable-rate debt to finance its operations, capital expenditures and acquisitions. These variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company, in consultation with its primary lender, CoBank, ACB, has agreed it was prudent for the Company to limit the variability of a portion of its interest payments.

To meet this objective, both New Ulm and HTC entered into a separate Interest Rate Swap Agreement with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, New Ulm and HTC have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, the Company (either New Ulm or HTC) pays a fixed contractual interest rate and either (i) makes an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receives a payment if the LIBOR variable rate payment is above the contractual rate.

Pursuant to these Interest Rate Swap Agreements, the Company entered into interest rate swaps covering (i) $39.0 million of its aggregate indebtedness to CoBank, ACB effective March 19, 2008 and (ii) an additional $6.0 million of its aggregate indebtedness to CoBank, ACB effective June 23, 2008. These swaps effectively lock in the interest rate on (i) $6.0 million of variable-rate debt through March of 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June of 2011, and (iv) $3.0 million of variable-rate debt through June 2013.

As of June 30, 2008, the Company had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

New Ulm	03/31/2011	$2,000,000	5.17%: (LIBOR Rate of 2.67%, plus 2.50% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.76%; (LIBOR Rate of 3.26%, plus 2.50% LIBOR Margin)

New Ulm	06/30/2011	$3,000,000	6.65%; (LIBOR Rate of 4.15%, plus 2.50% LIBOR Margin)

New Ulm	06/30/2013	$3,000,000	7.04% (LIBOR Rate of 4.54% plus 2.50% LIBOR Margin)

HTC	03/31/2011	$4,000,000	5.42% (LIBOR Rate of 2.67%, plus 2.75% LIBOR Margin)

HTC	03/31/2013	$21,750,000	6.01%; (LIBOR Rate of 3.26%, plus 2.75% LIBOR Margin)

(1)    As noted above in Note 4, Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.50% over the applicable LIBOR rate for New Ulm and 2.75% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate the Company pays giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133. The effect of these hedging transactions has been reflected in the financial statements for the period ending June 30, 2008, accounting for a net $814,521 unrealized gain reported in other comprehensive income.

The Company determined the fair value of its interest rate swap agreements at June 30, 2008 from valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive if the contracts were canceled or transferred to other parties. At June 30, 2008, the fair value gain of the swaps was $1,368,252, which has been recorded net of deferred tax of $553,731, for the $814,521 in other comprehensive income. The fair value of the Company’s swap agreements at June 30, 2008 is included in other assets in the accompanying consolidated balance sheet.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. At June 30, 2008, the Company’s goodwill totaled $35,611,346 and is the result of the wireline acquisitions, including $32,392,441 from the January 4, 2008 purchase of HTC by the Company. The Company annually tests its goodwill as required under SFAS 142 and has determined that the goodwill was not impaired at the last assessment.

The Company’s other intangible assets consist of acquired customer relationships, regulatory rights and trade name. Accumulated amortization was $13,510 at December 31, 2007 and $764,536 at June 30, 2008. Amortization expense is estimated to be $1,502,052 each year for the next five years.

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		June 30, 2008		December 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-lived intangible assets
Customers Relationships	12-15 years	$15,030,785	$639,536	$30,785	$13,510
Regulatory Rights	12 years	3,000,000	125,000	0	0
Indefinitely-lived intangible assets
Trade name		3,400,000	0	0	0
Total		$21,430,785	$764,536	$30,785	$13,510

Net Identified Intangible Assets			$20,666,249		$17,275

NOTE 7 – OTHER INVESTMENTS

Other Investments at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
	Cost and Guarantees	Prior Income (Loss)	2008 Income (Loss)	Cumulative Distributions	Total	December 31, 2007 Total
Other Equity Method Investments:
En-Tel	$5,551,570	$(3,152,761)	$(120,965)	$—	2,277,844	$—
SHAL, LLC	3,158,237	57,147	63,075	(723,000)	2,555,459	—
SHAL Networks, Inc.	310,858	1,979,581	17,266	(1,300,000)	1,007,705	—
Other Investments					1,687,608	929,556
Other Non-Equity Investments					1,646,891	623,963

Total Other Investments					$9,175,507	$1,553,519

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company had recorded a liability of $375,000 in connection with this guarantee, which was the maximum potential liability under the terms of the guarantee. As of June 30, 2008, the Company has recorded a liability of $318,990 in connection with this guarantee. This was the potential liability under the terms of the guarantee at June 30, 2008.

The Company also has the following loan guarantees due to the acquisition of HTC:

The Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (SHAL) that were formed to provide fiber optic cable facilities in Minnesota. The Company, along with the other members of SHAL, has agreed to guarantee a portion of SHAL’s debt. The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At December 31, 2007, SHAL owed $5,872,204 on the guaranteed debt. The note is due in 2014. The Company’s potential liability under the guarantee is not to exceed $2,577,809. As a result of the guarantee the Company has recorded on the balance sheet an increase in other investments at June 30, 2008 of $1,848,237 with corresponding increases to loan guarantees.

The Company has a 33.33% ownership in En-Tel Communications, LLC (En-Tel) that was formed to provide competitive local exchange services in the Willmar, Minnesota area. The Company, along with some of the other members of En-Tel, has agreed to guarantee two of En-Tel’s debt instruments. The Company would be required to pay guaranteed portions if En-Tel cannot make payments or if the debt is called.

At June 30, 2008, En-Tel owed $8,288,330 on the first note payable. The note is due in 2015. The Company’s potential liability under the guarantee of this note is not to exceed $2,072,083. This guarantee is not currently recorded on the balance sheet because it was entered into by HTC before the requirement to record guarantees. In the future, the recording of this guarantee will be considered, pending a purchase acquisition valuation of HTC.

At June 30, 2008, En-Tel owed $4,732,562 on a second note payable. The note is due in 2018. The Company’s potential liability under this guarantee is not to exceed $2,750,000. As a result of the guarantee, the Company’s balance sheet at June 30, 2008, shows an increase in other investments of $2,366,281 with corresponding increases to loan guarantees.

NOTE 9 – OTHER DEFERRED CREDITS

The Company, due to the acquisition of HTC, has recorded other deferred credits relating to the estimated present value of executive compensation payable to certain past executives of HTC.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment

This segment contains the operations of:

●	The Company’s incumbent local exchange carriers (ILECs):
▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
▪	Western Telephone Company (Western), a wholly-owned subsidiary of New Ulm;
▪	Peoples Telephone Company (Peoples), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (CLECs):
▪	New Ulm;
▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC;
●	The Company’s investments and interests in the following entities, including some management responsibilities:
▪	Hector Communications Corporation (33.33% ownership interest);
▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
▪	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (33.33% ownership interest);
▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
▪	SHAL Networks, Inc. and SHAL, LLC which constructs and leases fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
▪	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest) and
●	The Company’s operations that provide Internet and video services.

Cellular Segment

●

This Segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006 the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary of New Ulm, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment

●

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), Western, Peoples and HTC, all of which are wholly-owned subsidiaries. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended June 30, 2008
Operating Revenues	$8,115,163	$194,389	$935,830	$(252,999)	$8,992,383
Depreciation and Amortization	2,194,217	—	43,399	—	2,237,616
Operating Expenses, Excluding Depreciation and Amortization	4,854,855	135,823	597,478	(252,999)	5,335,157
Operating Income	1,066,091	58,566	294,953	—	1,419,610
Interest Expense	(807,161)	—	—	—	(807,161)
Gain on Sale of MWH	—	—	—	—	—
Hector Investment Income	244,843	—	—	—	244,843
Other Investment Income	41,615	—	—	—	41,615
Income Taxes	(265,772)	(158,387)	(128,640)	—	(552,799)
Net Income (Loss)	$279,616	$(99,821)	$166,313	$—	$346,108

Total Assets	$130,677,579	$63,297	$7,575,265	$—	$138,316,141

Capital Expenditures	$712,483	$—	$—	$—	$712,483

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Three Months Ended June 30, 2007
Operating Revenues	$3,751,781	$213,741	$456,487	$(245,378)	$4,176,631
Depreciation and Amortization	993,604	—	10,969	—	1,004,573
Operating Expenses, Excluding Depreciation and Amortization	2,540,665	128,642	244,141	(245,378)	2,668,070
Operating Income	217,512	85,099	201,377	—	503,988
Interest Expense	(1,442)	—	—	—	(1,442)
Gain on Sale of MWH	—	3,116,624	—	—	3,116,624
Hector Investment Income	218,423	—	—	—	218,423
Other Investment Income	114,498	212,290	—	—	326,788
Income Taxes	(223,293)	(1,381,651)	(81,497)	—	(1,686,441)
Net Income	$325,698	$2,032,362	$119,880	$—	$2,477,940

Total Assets	$52,270,466	$61,915	$6,939,599	$—	$59,271,980

Capital Expenditures	$611,569	$—	$—	$—	$611,569

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Six Months Ended June 30, 2008
Operating Revenues	$16,093,071	$419,259	$1,949,910	$(502,897)	$17,959,343
Depreciation and Amortization	4,351,480	—	84,894	—	4,436,374
Operating Expenses, Excluding Depreciation and Amortization	9,414,982	238,586	1,194,652	(502,897)	10,345,323
Operating Income	2,326,609	180,673	670,364	—	3,177,646
Interest Expense	(1,693,575)	—	—	—	(1,693,575)
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	401,726	—	—	—	401,726
Other Investment Income	132,646	206,950	—	—	339,596
Income Taxes	(484,062)	(2,230,472)	(271,296)	—	(2,985,830)
Net Income	$683,344	$3,280,948	$399,068	$—	$4,363,360

Total Assets	$130,677,579	$63,297	$7,575,265	$—	$138,316,141

Capital Expenditures	$1,412,962	$—	$—	$—	$1,412,962

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Six Months Ended June 30, 2007
Operating Revenues	$7,435,574	$356,141	$945,918	$(483,895)	$8,253,738
Depreciation and Amortization	1,993,234	—	27,779	—	2,021,013
Operating Expenses, Excluding Depreciation and Amortization	4,859,861	271,260	469,240	(483,895)	5,116,466
Operating Income	582,479	84,881	448,899	—	1,116,259
Interest Expense	(3,094)	—	—	—	(3,094)
Gain on Sale of MWH	—	3,116,624	—	—	3,116,624
Hector Investment Income	399,971	—	—	—	399,971
Other Investment Income	561,703	212,290	—	—	773,993
Income Taxes	(624,975)	(1,381,563)	(181,669)	—	(2,188,207)
Net Income	$916,084	$2,032,232	$267,230	$—	$3,215,546

Total Assets	$52,270,466	$61,915	$6,939,599	$—	$59,271,980

Capital Expenditures	$1,405,078	$—	$—	$—	$1,405,078

NOTE 11 – SALE OF MIDWEST WIRELESS HOLDINGS, LLC

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

Note 12 – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$346,108	$2,477,940	$4,363,360	$3,215,546
Unrealized Gain (Loss) of equity method investee	137,062	—	(208,825)	—
Change in Unrealized gains of interest rate Swap agreements, net of deferred taxes	830,791	—	814,521	—

Other Comprehensive Income	$1,313,961	$2,477,940	$4,969,056	$3,215,546

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

The Company also holds

●	a 25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa,
●	a 33.33% ownership interest in En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota,
●	a 16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services,
●	a 100% ownership in Hutchinson Cellular, Inc., a holding company for some of the Company’s investments, including:
▪	a 33.33% ownership interest in Direct Communications, LLC, a CLEC,
▪	a 33.33% ownership interest in SHAL, LLC and SHAL Networks, Inc., which constructs and leased fiber-optic communication lines and transport facilities throughout Minnesota, and
▪	a 14.29 % ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota and Minnesota Counties.

The Company is organized into three business segments, as described in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $8,992,383 for the three months ended June 30, 2008, for an increase of 115.3% or $4,815,752 compared to the same period in 2007. Total operating revenues were $17,959,343 for the six months ended June 30, 2008, for an increase of $9,705,605 or 117.6% compared to the same period in 2007. Without the addition of HTC, total operating revenues would have increased 6.5% in the first six months of 2008 as compared to the same period in 2007. Without the effect of the acquisition of HTC, the Telecom segment would have experienced an increase in operating revenue over the same period in 2007, while the Cellular and Phonery segments would have experienced decreases.

All income statement categories experienced increases in revenues due to the acquisition of HTC on January 4, 2008. Without the addition of HTC, the Telecom segment would have continued to experience decreases in its local network revenues, a common industry trend. This decrease would have been offset by increases in network access revenues due to access settlements and revenues from new and expanded service offerings: digital video, digital subscriber line (DSL), Internet access, and the operations of a Competitive Local Exchange Carrier (CLEC) in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies as they emerge. The geographic expansion of its service offerings will provide this segment with future growth.

Despite the industry trend of continuing downward pressure on the Telecom segment’s network access revenues, the segment experienced increased revenues due to access settlements. The increase in network access revenues due to settlements was enhanced due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, and Aurelia, Iowa, and the immediately surrounding areas served by the affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunication company to another for the use of their interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings nor can it estimate the impact, if any, on the Company.

The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future growth will be realized through increases in revenue due to new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will allow it to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings, in particular through the acquisition of HTC, will provide this segment with continued future growth.

OPERATING EXPENSES:

Operating expenses for the three months ended June 30, 2008 were $7,572,773, for an increase of $3,900,130, or 106.2%, compared to the same period in 2007, due to the acquisition of HTC. Operating expenses for the six months ended June 30, 2008 were $14,781,697, for an increase of $7,644,218 or 107.1%. Without the acquisition of HTC, operating expenses would have increased 3.6%. The Telecom segment would have been responsible for $254,437 of the increase in operating expenses without the addition of HTC. Depreciation expense for the Telecom segment would have seen an increase of $16,788 in 2008 compared to 2007, without the addition of HTC. This increase would have resulted due to the Company’s continued investment in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service. In addition, operating expenses increased due to increased costs to comply with the Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended June 30, 2008 increased $915,622 or 181.7% over the three months ended June 30, 2007. Operating income for the six months ended June 30, 2008 increased $2,061,387 or 184.7%, compared to the six-month period ended June 30, 2007. Without the addition of HTC, operating income would have increased primarily due to increases in network access, video and Internet revenues, partially offset by the increase in video and other nonregulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended June 30, 2008 decreased $4,181,096 compared to the three months ended June 30, 2007. Other income decreased $115,950 for the six months ended June 30, 2008 compared to the same period in 2007. These decreases are primarily due to the increase in interest expense, partially offset by the gain due to the receipt in January 2008 of the final $5.1 million payment for the 2006 sale of MWH to Alltel compared to the receipt in April 2007 of a $3.1 million payment.

The Company’s investment income in Hector Communications Corporation for the six months ended June 30, 2008 was $401,726, as compared to $399,971 for the same period ended in 2007. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income decreased $30,880 for the six months ended June 30, 2008 over the same period in 2007, primarily due to the fact that the Company had less funds for investment due to its January 2008 purchase of HTC, offset somewhat by the receipt of patronage funds in 2007 from CoBank, ACB, and an increase of investment income from Fibercom, LC, a CLEC in Sioux City, Iowa.

There was a $1,690,481 increase in interest expense for the six-month period ended June 30, 2008 compared to the same period in 2007. The increase in interest expense was due to the Company’s borrowings from CoBank, ACB commencing in January 2008.

There was a $240,518 decrease in interest income for the six-month period ended June 30, 2008 compared to the same period in 2007. The decrease was due to fewer funds available for investment.

NET INCOME:

Net income was $346,108 for the three months ended June 30, 2008 compared with $2,477,940 for the same period in 2007. Net income was $4,363,360 for the six-month period ending June 30, 2008 compared with $3,215,546 for the same six-month period in 2007. This $1,147,814, or 35.7%, increase was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel and the acquisition of HTC.

Summary of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Income:
Telecom Segment	$1,066,091	$217,512	$2,326,609	$582,479
Cellular Segment	58,566	85,099	180,673	84,881
Phonery Segment	294,953	201,377	670,364	448,899

Total	1,419,610	503,988	3,177,646	1,116,259
Other Income	286,458	3,661,835	5,865,119	4,290,588
Interest Expense	(807,161)	(1,442)	(1,693,575)	(3,094)
Income Taxes	552,799	(1,686,441)	(2,985,830)	(2,188,207)

Net Income	$346,108	$2,477,940	$4,363,360	$3,215,546

Basic and Diluted Earnings Per Share	$0.07	$0.48	$0.85	$0.63

Weighted average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 87.8% of the Company’s consolidated operating revenues for the three months ended June 30, 2008, and 87.2% of the Company’s consolidated operating revenues for the six-month period ended June 30, 2008, before intercompany eliminations. Revenues are primarily earned by providing approximately 31,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending June 30, 2008 increased $4,363,382 or 116.3% compared to the same period last year, due to the acquisition of HTC. Total Telecom segment revenues for the six-month period ending June 30, 2008 increased $8,657,497 or 116.4% compared to the same period in 2007. Without the addition of HTC, the segment would have experienced an 8.7% increase in operating revenues. All information contained in the following table is before intercompany eliminations.

Telecom Segment Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Local network	$1,846,944	$1,000,645	$3,692,468	$1,958,810
Network Access	3,629,479	1,373,773	7,235,350	2,792,134
Other	2,638,740	1,377,363	5,165,253	2,684,630
Total Operating Revenues	8,115,163	3,751,781	16,093,071	7,435,574

Operating Expenses, Excluding Depreciation and Amortization	4,854,855	2,540,665	9,414,982	4,859,861
Depreciation and Amortization	2,194,217	993,604	4,351,480	1,993,234
Total Operating Expenses	7,049,072	3,534,269	13,766,462	6,853,095

Operating Income	$1,066,091	$217,512	$2,326,609	$582,479

Net Income	$279,616	$325,698	$683,344	$916,084

Local network revenue increased in the Telecom segment by $846,299 or 84.6% for the three months ended June 30, 2008 compared to the same period in 2007, due to the acquisition of HTC. Local network revenue increased in the Telecom segment by $1,733,658 or 88.5% for the six months ended June 30, 2008 compared to the same period in 2007. Without the addition of HTC, local network revenues would have decreased by 2.5%. Local network revenue would have decreased during this period as a result of the continuing decline in the number of access lines. The decrease in access lines is due to customers increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform.

Network access revenue increased $2,255,706 or 164.2% for the three months ended June 30, 2008 compared with the same period in 2007, due to the acquisition of HTC. Network access revenue increased $4,443,216 or 159.1% for the six months ended June 30, 2007 compared to the same period in 2007. Without the addition of HTC, network access revenues would have experienced a 15.0% increase in 2008 over the same period in 2007. This increase is the result of carrier settlements. The segment continues to experience an overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has continually invested in its infrastructure. These capital expenditures have maintained and enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). Investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $1,261,377 or 91.6% for the three months ended June 30, 2008 compared with the same period in 2007, due to the acquisition of HTC. Other operating revenues increased $2,480,623 or 92.4% for the six months ended June 30, 2008 compared with the same period in 2007. Without the acquisition of HTC, other operating revenues would have increased 10.2% in 2008 over the same period in 2007. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn, Redwood Falls, Hutchinson and Litchfield, Minnesota was responsible for $905,716 of the increase in these revenues. Cable television services continued to be offered in the Minnesota communities of Jeffers, Cologne, Mayer, New Germany, and New Market Township, and were responsible for a $3,259 decrease in other operating revenues. Approximately $120,000 of the increase in other operating revenues was from billing services that the Company provided to HCC. The remainder of the revenue increase was primarily attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $2,314,190 or 91.1% for the three months ended June 30, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. Operating expenses, excluding depreciation and amortization, increased $4,555,121 or 93.7% for the six months ended June 30, 2008 compared with the same period in 2007. Without the addition of HTC, operating expenses, excluding depreciation and amortization, would have increased by 7.3%. Operating expenses increased as a result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, the increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers and the expenses associated with offering services to HTC customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. The Company continues to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company is applying these same customer-centric philosophies at HTC.

Depreciation and amortization expenses increased $1,200,613 or 120.8% for the three months ended June 30, 2008 compared with the same period in 2007. Depreciation and amortization expenses increased $2,358,246 or 118.3% for the six months ended June 30, 2008 compared with the same period ended June 30, 2007, primarily due to the acquisition of HTC.

Operating income increased $848,579 or 390.1% for the three months ended June 30, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. Operating income increased $1,744,130 or 299.4% for the six months ended June 30, 2008 compared to the same period in 2007. The increase in operating income was due to the increase in revenues for video and Internet services from an increase in customers, and the increase in revenues due to the billing services that the Company provides to HCC. This is partially offset by the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $8,657,497 increase in revenues combined with a $6,913,367 increase in operating expenses resulted in the $1,744,130 increase in operating income when comparing the first six months of 2008 to the same period in 2007.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories decreased by $19,352 for the three-month period ending June 30, 2008 and increased $63,118 for the six-month period ending June 30, 2008 as compared with the same periods in 2007, due primarily to an increase in the sale of cellular phones through the acquisition of HTC.

A recap of income for the cellular segment is contained in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues	194,389	213,741	419,259	356,141

Operating Expenses, Excluding Depreciation and Amortization	135,823	128,642	238,586	271,260
Depreciation and Amortization	—	—	—	—
Total Operating Expenses	135,823	128,642	238,586	271,260

Operating Income	58,566	85,099	180,673	84,881

Interest Income	—	212,290	206,950	212,290
Gain on Sale of MWH	—	3,116,624	5,123,797	3,116,624

Income Taxes	(158,387)	(1,381,651)	(2,230,472)	(1,381,563)

Net Income (Loss)	$(99,821)	$2,032,362	$3,280,948	$2,032,232

Phonery Segment

The Phonery segment represented 10.1% of the consolidated operating revenues for the three months ended June 30, 2008 and 10.6% of the consolidated operating revenues for the six months ended June 30, 2008 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues	935,830	456,487	1,949,910	945,918

Operating Expenses, Excluding Depreciation and Amortization	597,478	244,141	1,194,652	469,240
Depreciation and Amortization	43,399	10,969	84,894	27,779
Total Operating Expenses	640,877	255,110	1,279,546	497,019

Operating Income	$294,953	$201,377	$670,364	$448,899

Net Income	$166,313	$119,880	$399,068	$267,230

Operating revenue increased $479,343, or 105.0%, for the three months ended June 30, 2008 compared to the same period in 2007. Operating revenue increased $1,003,992, or 106.1% for the six months ended June 30, 2008, due to the acquisition of HTC. Without the addition of HTC, operating revenues would have decreased 3.3%. This decrease in the Phonery segment’s revenues was primarily due to revenue decreases in the resale of long distance toll and CPE sales.

Operating expenses, excluding depreciation and amortization, increased $353,337 or 144.7% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Operating expenses, excluding depreciation and amortization, increased $725,412 or 154.6% for the six months ended June 30, 2008 compared to the same period in 2007, primarily due to the acquisition of HTC. Without the addition of HTC, the operating expenses would have decreased 1.3%. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $32,430 or 295.7% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Depreciation and amortization expenses increased $57,115 or 205.6% for the six months ended June 30, 2008 compared with the six months ended June 30, 2008, primarily due to the acquisition of HTC. The 2008 increase is indicative of the continued investment in this segment’s assets.

Operating income increased by $93,576 or 46.5% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Operating income increased by $221,465 or 49.3% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase in income was the result of the addition of HTC.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $113,752,778 at June 30, 2008, reflecting 50.3% equity and 49.7% debt. This compares to a capital structure of $53,373,566 at December 31, 2007, reflecting 99.8% equity and 0.2% debt. The significant increase in debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $6,638,315 for the six-month period ended June 30, 2008 compared to cash used by operations of $19,836,572 for the six-month period ended June 30, 2007. The cash flows provided by operations for the six months ended June 30, 2008 were primarily the result of net income and non-cash expenses for depreciation and amortization, offset by the gain on the sale of MWH. The cash flows used by operations for the six months ended June 30, 2007 were primarily due to the payment of income taxes, partially offset by net income and non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $64,399,477 for the six months ended June 30, 2008 compared to $1,586,722 provided by investing activities for the same period in 2007, primarily as a result of the acquisition of HTC in January 2008, offset in part by the receipt of $5,123,797 in proceeds from the sale of MWH and $1,454,231 from the sale of marketable securities. Capital expenditures relating to on-going businesses were $1,412,962 during the first six months of 2008 as compared to $1,405,078 for the same period in 2007. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $4,000,000 in 2008. The Company will finance these upgrades from working capital.

Cash flows provided by financing activities were $55,410,156 for the six months ended June 30, 2008 compared to cash flows used by financing activities of $1,039,893 for the six months ended June 30, 2007. Included in cash flows provided and used in financing activities were debt repayments, issuance of long-term debt, and dividend payments.

Dividends

The Company paid dividends of $1,023,087 during the first six months of 2008 and $1,023,087 during the first six months of 2007. This represented dividends of $.10 per share per quarter. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect the payment of regular dividends at the existing level to negatively affect its liquidity.

The Company’s loan agreements have put restrictions on the ability of the Company to pay cash dividends to its shareholders. However, the Company is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

Working Capital

The Company had working capital of $6,950,351 as of June 30, 2008, compared to working capital of $9,289,613 as of December 31, 2007. The ratio of current assets to current liabilities was 2.4:1.0 as of June 30, 2008 and 4.9:1.0 as of December 31, 2007.

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

Recent Accounting Developments

May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS No. 162 within the required period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations. The Company does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. The Company’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $6,000,000 of variable-rate debt through March of 2011 and $33,000,000 of variable-rate debt through March 2013. On June 23, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $3,000,000 of variable-rate debt through June of 2011 and $3,000,000 of variable-rate debt through June 2013. A summary of these agreements is contained in Note 5.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended June 30, 2008, our interest expense would have increased $170,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, regarding the effectiveness, as of June 30, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that its disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held May 29, 2008 in New Ulm, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 5,115,435 of which 3,545,058 shares were present either in person or by proxy. The election of directors was the only matter presented to shareholders.

Two directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

DIRECTOR	FOR	WITHHELD	BROKER NON-VOTES

Paul Erick	3,495,000	50,058	57,653
Duane Lambrecht	3,473,755	55,103	57,653

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2009 Annual Meeting	2010 Annual Meeting

Rosemary Dittrich	James Jensen
Mary Ellen Domeier	Perry Meyer
Gary Nelson

ITEM 5.  OTHER INFORMATION

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

SWAP Agreements

See Financial Statements Note 5 of this Form 10-Q.

ITEM 6.  EXHIBITS

See “Index to Exhibits” on page 37 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.
Dated: August 8, 2008	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: August 8, 2008	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002