Form 10-Q
period 2008-09-30
NEW ULM TELECOM INC
filed 2008-11-07
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 7, 2008, 5,115,435 shares of common stock were outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2008	(Audited) December 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$4,099,667	$9,510,309
Receivables, net of allowance for doubtful accounts of $449,545 and $384,477	3,564,248	1,036,911
Income taxes receivable	—	458,442
Inventories	1,157,188	362,884
Prepaid expenses	453,523	280,848

Total current assets	9,274,626	11,649,394

INVESTMENTS AND OTHER ASSETS
Goodwill	35,648,987	3,218,906
Intangibles, net of amortization	20,290,736	17,275
Hector investment	19,076,263	18,699,104
Derivative financial instruments	902,104	—
Other investments	9,234,172	1,553,519
Deferred charges and other	61,677	1,114,964

Total investments and other assets	85,213,939	24,603,768

PROPERTY, PLANT AND EQUIPMENT
Telecommunications plant	85,215,279	63,309,122
Other property	3,205,611	3,173,127
Video plant	2,742,796	2,656,683

Total property, plant and equipment	91,163,686	69,138,932
Less accumulated depreciation	51,851,903	46,339,199

Net property, plant and equipment	39,311,783	22,799,733

TOTAL ASSETS	$133,800,348	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) September 30, 2008	(Audited) December 31, 2007

CURRENT LIABILITIES
Current portion of long-term debt	$527,472	$27,472
Accounts payable	1,061,613	1,515,996
Accrued income taxes	1,868,107	—
Other accrued taxes	191,236	88,342
Other accrued liabilities	1,535,321	727,971

Total current liabilities	5,183,749	2,359,781

LONG-TERM DEBT, less current portion	51,368,356	61,443

NON-CURRENT LIABILITIES
Loan guarantees	4,445,050	328,336
Deferred income taxes	13,061,579	3,018,684
Other accrued liabilities	334,207	—
Other deferred credits	2,084,168	—

Total other non-current liabilities and deferred credits	19,925,004	3,347,020

SHAREHOLDERS’ EQUITY
Preferred stock - $1.66 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - $1.66 par value, 90,000,000 shares authorized, 5,115,435 shares issued and outstanding	8,525,725	8,525,725
Accumulated other comprehensive income	286,521	—
Retained earnings	48,510,993	44,758,926

Total shareholders’ equity	57,323,239	53,284,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,800,348	$59,052,895

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007

OPERATING REVENUES
Local network	$1,907,061	$962,769	$5,552,627	$2,874,677
Network access	3,654,991	1,441,330	10,875,668	4,218,800
Directory advertising, billing and other services	371,201	183,494	1,125,558	487,065
Video services	1,028,558	596,207	3,162,043	1,730,208
Internet services	908,080	425,286	2,744,169	1,250,015
Other nonregulated services	1,341,943	802,942	3,711,112	2,105,001

	9,211,834	4,412,028	27,171,177	12,665,766

OPERATING EXPENSES
Plant operations, excluding depreciation and amortization	1,417,139	650,526	4,195,468	1,880,299
Cost of video services	900,663	435,661	2,529,506	1,260,209
Cost of internet services	582,663	136,520	1,758,889	428,548
Cost of other nonregulated services	662,588	385,273	2,037,959	1,066,019
Depreciation and amortization	2,204,028	1,014,454	6,640,402	3,035,467
Selling, general and administrative	1,535,761	857,661	4,922,315	2,947,032

	7,302,842	3,480,095	22,084,539	10,617,574

OPERATING INCOME	1,908,992	931,933	5,086,638	2,048,192

OTHER (EXPENSES) INCOME
Interest expense	(864,225)	(2,061)	(2,557,800)	(5,155)
Interest income	46,862	123,883	473,035	790,574
Gain on disposal of assets	21,393	—	21,393	—
Loss on sale of marketable securities	—	—	(162,999)	—
Gain on Sale of MWH	—	—	5,123,797	3,116,624
Hector investment income	225,935	329,911	627,661	729,882
Other investment income (expense)	(21,785)	(6,386)	54,637	100,916

	(591,820)	445,347	3,579,724	4,732,841

INCOME BEFORE INCOME TAXES	1,317,172	1,377,280	8,666,362	6,781,033

INCOME TAXES (BENEFIT)	393,835	(109,204)	3,379,665	2,079,003

NET INCOME	$923,337	$1,486,484	$5,286,697	$4,702,030

BASIC AND DILUTED NET INCOME PER SHARE	$0.18	$0.29	$1.03	$0.92

DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2007 AND
NINE MONTHS ENDED SEPTEMBER 30, 2008

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income	Equity

BALANCE on December 31, 2006 (Audited)	5,115,435	$8,525,725	$42,222,128	$—	$50,747,853

Net income			4,582,972		4,582,972
Dividends			(2,046,174)		(2,046,174)

BALANCE on December 31, 2007 (Audited)	5,115,435	$8,525,725	$44,758,926	$—	$53,284,651

Net income			5,286,697		5,286,697
Unrealized loss of equity method investee				(250,502)	(387,564)
Change in unrealized gains on interest rate swap agreement, net of deferred taxes				537,023	674,085
Dividends			(1,534,630)		(1,534,630)

BALANCE on September 30, 2008 (Unaudited)	5,115,435	$8,525,725	$48,510,993	$286,521	$57,323,239

The accompanying notes are an integral part of the financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED

	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,286,697	$4,702,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,640,402	3,035,467
Gain on sale of MWH	(5,123,797)	(3,116,624)
Gain on disposal of assets	(21,393)	—
Hector investment income	(627,661)	(729,882)
Loss on sale of marketable securities	162,999	—
(Increase) Decrease in:
Receivables	(1,551,325)	(758,011)
Income taxes receivable	1,023,421	—
Inventories	(97,577)	(214,455)
Prepaid expenses	109,286	89,207
Deferred charges	1,969,350	—
Increase (Decrease) in:
Accounts payable	(1,370,101)	358,227
Accrued income taxes	1,330,638	(22,392,040)
Other accrued taxes	13,449	14,796
Other accrued liabilities	(257,189)	(31,863)
Deferred income taxes	289,937	(702,995)
Other deferred credits	1,676,704	—

Net cash provided by (used in) operating activities	9,453,840	(19,746,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(1,988,987)	(2,506,006)
Proceeds from sale of assets	23,500	—
Proceeds from sale of MWH	5,123,797	3,116,624
Acquisition of HTC, net of cash acquired	(69,639,872)	—
Proceeds from sale of marketable security	1,454,231	—
Other, net	(109,434)	(566,434)

Net cash provided by (used in) investing activities	(65,136,765)	44,184

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(7,893,087)	(16,806)
Issuance of long-term debt	59,700,000	—
Dividends paid	(1,534,630)	(1,534,630)

Net cash provided by (used in) financing activities	50,272,283	(1,551,436)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,410,642)	(21,253,395)

CASH AND CASH EQUIVALENTS at Beginning of Period	9,510,309	30,457,707

CASH AND CASH EQUIVALENTS at End of Period	$4,099,667	$9,204,312

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

The balance sheets and statement of shareholders’ equity for the periods ended September 30, 2008, and statements of income and the statements of cash flows for the periods ended September 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2008 and for the periods ended September 30, 2008 and 2007 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the entire year.

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

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are received in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with EITF 00-21, each of these deliverables is accounted for separately. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnerships and intangible assets due to the differences between their book and tax basis. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that needed to be adjusted. The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At September 30, 2008, the Company had approximately $168,000 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects to record additional unrecognized tax benefits within the next year.

The Company is primarily subject to U.S., Minnesota, Iowa, Nebraska and Wisconsin income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, and September 30, 2008, the Company had no accrual for interest or penalties related to income tax matters.

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

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.

•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest-rate swap agreements discussed in Financial Statements Note 5, was determined based on Level 2 inputs.

NOTE 2 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30:

	2008	2007

Interest	$2,244,721	$7,108
Income taxes	$2,207,000	$26,199,716

Noncash investing activities included $317,648 and $54,999 during the periods ended September 30, 2008 and 2007, relating to plant and equipment additions placed in service, which are reflected in accounts payable at September 30, 2008 and 2007.

NOTE 3 – ACQUISITION OF HUTCHINSON TELEPHONE COMPANY

On January 4, 2008, New Ulm Telecom, Inc. (“New Ulm”) completed the acquisition of Hutchinson Telephone Company (“HTC”) for approximately $78 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with approximately 50,000 connections in a number of Minnesota and Iowa communities.

Under the Merger Agreement, approximately $72.0 million of the $78.0 million was distributed to former shareholders of HTC immediately. An additional $5.7 million was placed in an escrow account covering (i) indemnification of New Ulm in the amount of $5.2 million covering the representations and warranties of HTC for a period of 15 months from closing and (ii) a “True-Up Reserve” and “Shareholder Fund Amount” in the aggregate amount of $500,000.

The allocation of the purchase price to HTC’s assets and liabilities has been based on preliminary estimates of fair values. This allocation is preliminary and further refinements are likely to be made, and may be significant. Statement of Financial Accounting Standards No. 141, “Business Combinations,” establishes criteria for determining whether intangible assets should be recognized separately from goodwill. Statement of Financial Accounting Standards No., 142, “Goodwill and Other Intangible Assets,” provides that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

The preliminary allocation of the net purchase price of HTC is shown below:

Current assets	$16,871,061
Property, plant and equipment	19,829,178
Investments	7,861,720
Customer relationship intangible	15,000,000
Trade name intangible	3,400,000
Regulatory rights intangible	3,000,000
Excess costs over net assets acquired (Goodwill)	32,430,081
Other assets	971,396
Current liabilities	(2,148,991)
Deferred liabilities	(14,785,085)

Total purchase price	82,429,360
Less cash and cash equivalents acquired	(12,789,488)

Cash paid for acquisition	$69,639,872

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s estimated purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was approximately $54 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $15,000,000, trade name intangible of $3,400,000, and regulatory rights intangible of $3,000,000. The estimated useful life of the customer relationship intangible asset is 12 years and regulatory rights intangible asset is 12 years. The trade name intangible has an indefinite life and is not subject to amortization. The Company cannot deduct the goodwill on this transaction for income tax purposes.

Pro Forma Financial Information on the Acquisition of HTC

The following pro forma results presented are for 2007 as if the HTC acquisition had been completed on January 1, 2007. The Company is providing these pro forma condensed Statements of Income to facilitate analysis of the 2008 Statements of Income. No pro forma results have been presented for 2008 as the closing occurred on January 4, 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30, 2007

	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined

REVENUES	$4,412,028	$4,571,756	$—		$8,983,784

NET INCOME	$1,486,484	$894,591	$(751,232	) *	$1,629,843

BASIC AND DILUTED NET INCOME PER SHARE	$0.29	$0.18	$(0.15)		$0.32

* These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

	NINE MONTHS ENDED SEPTEMBER 30, 2007

	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined

REVENUES	$12,665,766	$13,756,934	$—		$26,422,700

NET INCOME	$4,702,030	$2,347,298	$(2,204,383	)*	$4,844,945

BASIC AND DILUTED NET INCOME PER SHARE	$0.92	$0.46	$(0.43)		$0.95

* These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NOTE 4 – SECURED CREDIT FACILITY

In connection with its acquisition of HTC, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. Under the credit facility, New Ulm and HTC entered into separate Master Loan Agreements (“MLA”) and a series of supplements to the respective MLAs.

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

As described below under Note 5 - Interest Rates Swap, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million. The additional $11.3 million available under the credit facility remains subject to variable interest rates.

Required principal payments for the five years 2008 through 2012 are as follows:

2008	$500,000, of which $375,000 had been paid through September 30, 2008
2009	$500,000
2010	$2,938,000
2011	$3,438,000
2012	$3,438,000

NOTE 5 – INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

The Company generally uses variable-rate debt to finance its operations, capital expenditures and acquisitions. These variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company in consultation with its primary lender, CoBank, ACB determined it was prudent for the Company to limit the variability of a portion of its interest payments.

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

As of September 30, 2008, the Company had the following interest rate swaps in effect.

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

These interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133. The effect of these hedging transactions has been reflected in the financial statements for the period ending September 30, 2008, accounting for a net $537,023 unrealized gain reported in other comprehensive income.

The Company determined the fair value of its interest rate swap agreements at September 30, 2008 from valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive if the contracts were canceled or transferred to other parties. At September 30, 2008, the fair value gain of the swaps was $902,104, which has been recorded net of deferred tax of $365,081, for the $537,023 in other comprehensive income. The fair value of the Company’s swap agreements at September 30, 2008 is included in other assets in the accompanying consolidated balance sheet.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. At September 30, 2008, the Company’s goodwill totaled $35,648,987 and is the result of the wireline acquisitions, including $32,430,081 from the January 4, 2008 purchase of HTC by the Company. The Company annually tests its goodwill as required under SFAS 142 and has determined that the goodwill was not impaired at the last assessment.

The Company’s other intangible assets consist of acquired customer relationships, regulatory rights and trade name. Accumulated amortization was $13,510 at December 31, 2007 and $1,140,049 at September 30, 2008. Amortization expense is estimated to be $1,502,052 each year for the next five years.

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		September 30, 2008		December 31, 2007

	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-lived intangible assets
Customers Relationships	12-15 years	$15,030,785	$952,549	$30,785	$13,510
Regulatory Rights	12 years	3,000,000	187,500	0	0
Indefinitely-lived intangible assets
Trade name		3,400,000	0	0	0

Total		$21,430,785	$1,140,049	$30,785	$13,510

Net Identified Intangible Assets			$20,290,736		$17,275

NOTE 7 – OTHER INVESTMENTS

Other Investments at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008					December 31, 2007 Total

	Cost and Guarantees	Prior Income (Loss)	2008 Income (Loss)	Cumulative Distributions	Total

Other Equity Method Investments:
En-Tel	$5,638,980	$(3,152,761)	$(196,029)	$—	$2,290,190	$—
SHAL, LLC	3,102,145	57,147	87,497	(723,000)	2,523,789	—
SHAL Networks, Inc.	310,858	1,979,581	24,993	(1,300,000)	1,015,432	—
Other Investments					1,208,867	929,556
Other Non-Equity Investments					2,195,894	623,963

Total Other Investments					$9,234,172	$1,553,519

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company had recorded a liability of $375,000 in connection with this guarantee, which was the maximum potential liability under the terms of the guarantee. As of September 30, 2008, the Company has recorded a liability of $329,215 in connection with this guarantee. This was the potential liability under the terms of the guarantee at September 30, 2008.

The Company’s HTC subsidiary, which was acquired on January 4, 2008, has guaranteed several loans as set forth below:

Through HTC, the Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (collectively “SHAL”), which was formed to provide fiber optic cable facilities in Minnesota. The Company, along with the other members of SHAL, has agreed to guarantee portions of SHAL’s debt to Rural Telephone Finance Cooperative (“RTFC”). The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At December 31, 2007, SHAL owed $5,872,204 on the guaranteed debt. The note is due in 2014. The Company’s potential liability under the guarantee is not to exceed $2,577,809. As a result of the guarantee the Company has recorded on the balance sheet an increase in other investments at September 30, 2008 of $1,792,145 with corresponding increases to loan guarantees.

Through HTC, the Company also has a 32.80% ownership in En-Tel Communications, LLC (“En-Tel”), which was formed to provide competitive local exchange services in the Willmar, Minnesota area. HTC, along with some of the other members of En-Tel, agreed to guarantee portions of En-Tel’s two debt obligations to the RTFC. HTC and the other members would be required to pay their respective guaranteed portions if En-Tel cannot make payments or if the debt is called.

The first En-Tel note was entered into on November 13, 2000 in the amount of $12,138,889, and is due in 2015. At September 30, 2008, En-Tel owed $8,087,995 on this first note. HTC has guaranteed 25% of the principal of this note, which would be $2,021,999 at September 30, 2008.

The second En-Tel note was entered into on December 2, 2003 in the amount $5,500,000 and is due in 2018. At September 30, 2008, En-Tel owed $4,647,378 on this second note. HTC has guaranteed 50% of the principal of this note, which would be $2,323,689 at September 30, 2008.

As described in Note 3 of this Form 10-Q, in connection with the January 4, 2008 purchase of HTC, the Company conducted a preliminary allocation of the net purchase price of HTC. In conducting this allocation, for purposes of recording the value of HTC investment in En-Tel and the potential liabilities associated with the guarantees of a portion of En-Tel’s notes to the RTFC, the Company has continued the accounting and reporting methodology followed by HTC. As a result, the Company’s balance sheet at September 30, 2008, shows an increase in other investments of $2,323,689, with a corresponding $2,323,689 increase in loan guarantees.

In determining the final allocation of the HTC purchase price, which will be completed in connection with Company’s preparation of its audited financial statements for the year ended December 31, 2008, the Company will review the then-current value of the HTC investments in SHAL and En-Tel and determine whether it is appropriate to change the carrying value of either of these investment and will also determine whether it is appropriate to make any changes in its financial statements in the reporting and presentation of the HTC guarantees of debt obligations of SHAL and En-Tel to RTFC.

NOTE 9 – OTHER DEFERRED CREDITS

The Company, due to the acquisition of HTC, has recorded other deferred credits relating to the estimated present value of executive compensation payable to certain past executives of HTC.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment
          This segment contains the operations of:

●	The Company’s incumbent local exchange carriers (ILECs):
	▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (Western), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (Peoples), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (CLECs):
	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;

●	The Company’s investments and interests in the following entities, including some management responsibilities:
	▪	Hector Communications Corporation (33.33% ownership interest);
	▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
	▪	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (32.80% ownership interest);
	▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
	▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
	▪	SHAL Networks, Inc. and SHAL, LLC which together construct and lease fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
	▪	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest), and
●	The Company’s operations that provide Internet and video services.

Cellular Segment
●

This Segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006, included the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary of New Ulm, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005. This interest was sold to Alltel on October 2, 2006.

Phonery Segment
●

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), Western, Peoples and HTC, all of which are wholly-owned subsidiaries. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., a wholly-owned subsidiary.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended September 30, 2008
Operating Revenues	$8,157,618	$198,346	$1,150,889	$(295,019)	$9,211,834
Depreciation and Amortization	2,138,190	—	65,838	—	2,204,028
Operating Expenses, Excluding Depreciation and Amortization	4,694,341	154,525	544,967	(295,019)	5,098,814

Operating Income	1,325,087	43,821	540,084	—	1,908,992
Interest Expense	(864,225)	—	—	—	(864,225)
Gain on disposal of assets	21,393	—	—	—	21,393
Hector Investment Income	225,935	—	—	—	225,935
Other Investment Income	25,077	—	—	—	25,077
Income Taxes	(148,335)	(17,734)	(227,766)	—	(393,835)

Net Income	$584,932	$26,087	$312,318	$—	$923,337

Total Assets	$125,910,201	$60,800	$7,829,347	$—	$133,800,348

Capital Expenditures	$576,025	$—	$—	$—	$576,025

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Three Months Ended September 30, 2007
Operating Revenues	$3,856,152	$203,718	$599,224	$(247,066)	$4,412,028
Depreciation and Amortization	984,323	—	30,131	—	1,014,454
Operating Expenses, Excluding Depreciation and Amortization	2,297,441	142,979	272,287	(247,066)	2,465,641

Operating Income	574,388	60,739	296,806	—	931,933
Interest Expense	(2,061)	—	—	—	(2,061)
Hector Investment Income	329,911	—	—	—	329,911
Other Investment Income	117,497	—	—	—	117,497
Income (Taxes) Benefit	(411,378)	640,700	(120,118)	—	109,204

Net Income	$608,357	$701,439	$176,688	$—	$1,486,484

Total Assets	$51,014,336	$71,678	$7,122,663	$—	$58,208,677

Capital Expenditures	$1,100,928	$—	$—	$—	$1,100,928

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Nine Months Ended September 30, 2008
Operating Revenues	$24,250,689	$617,605	$3,100,799	$(797,916)	$27,171,177
Depreciation and Amortization	6,445,521	—	194,881	—	6,640,402
Operating Expenses, Excluding Depreciation and Amortization	14,109,323	393,111	1,739,619	(797,916)	15,444,137

Operating Income	3,695,845	224,494	1,166,299	—	5,086,638
Interest Expense	(2,557,800)	—	—	—	(2,557,800)
Gain on disposal of assets	21,393	—	—	—	21,393
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	627,661	—	—	—	627,661
Other Investment Income	157,723	206,950	—	—	364,673
Income Taxes	(632,397)	(2,248,206)	(499,062)	—	(3,379,665)

Net Income	$1,312,425	$3,307,035	$667,237	$—	$5,286,697

Total Assets	$125,910,201	$60,800	$7,829,347	$—	$133,800,348

Capital Expenditures	$1,988,987	$—	$—	$—	$1,988,987

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated

Nine Months Ended September 30, 2007
Operating Revenues	$11,291,726	$559,859	$1,545,142	$(730,961)	$12,665,766
Depreciation and Amortization	2,977,557	—	57,910	—	3,035,467
Operating Expenses, Excluding Depreciation and Amortization	7,157,302	414,239	741,527	(730,961)	7,582,107

Operating Income	1,156,867	145,620	745,705	—	2,048,192
Interest Expense	(5,155)	—	—	—	(5,155)
Gain on Sale of MWH	—	3,116,624	—	—	3,116,624
Hector Investment Income	729,882	—	—	—	729,882
Other Investment Income	679,200	212,290	—	—	891,490
Income Taxes	(1,036,353)	(740,863)	(301,787)	—	(2,079,003)

Net Income	$1,524,441	$2,733,671	$443,918	$—	$4,702,030

Total Assets	$51,014,336	$71,678	$7,122,663	$—	$58,208,677

Capital Expenditures	$2,506,006	$—	$—	$—	$2,506,006

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

Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds attributable to its 9.88% ownership, or approximately $74.0 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. The escrow account funds were to be used for any true-up adjustments, indemnifications, and other specified costs. Funds not used for these purposes were released to the former owners of MWH.

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

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) includes two items in addition to net income (loss). The first is the unrealized loss resulting from the Company’s one-third ownership of Hector Communications Corporation (“Hector”) and the resulting share of Hector’s other comprehensive income (loss). Hector’s comprehensive income (loss) differs from the “Hector investment income” reported on the Company’s Consolidated Statements of Income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes, which the Company has entered into with CoBank, ACB covering $45.0 million of the Company’s indebtedness to CoBank, ACB as described in Note 5.

The components of comprehensive income (loss) in the three and nine month periods ended September 30, 2007 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Income	$923,337	$1,486,484	$5,286,697	$4,702,030

Other Comprehensive Income (Loss):
Unrealized loss of equity method investee	(41,677)	—	(250,502)	—
Change in unrealized gains (losses) of interest rate Swap agreements, net of deferred income taxes	(277,498)	—	537,023	—

Total Comprehensive Income	$604,162	$1,486,484	$5,573,218	$4,702,030

NOTE 13 – HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, New Ulm Telecom, Inc. acquired a one-third interest in Hector Communications Corporation (“HCC”). HCC is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of HCC.

Income statement information for HCC for the periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007

Revenues	$7,368,891	$7,861,086	$22,180,378	$23,140,480
Operating income	1,739,109	2,502,996	5,775,897	7,706,989
Net income	677,805	880,235	1,882,982	2,257,275

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996.

Recently, representatives of the Rural Alliance, NECA, WTA, and OPASTCO have met with members of FCC Commissioner Tate’s office and others regarding careful consideration of future revenue reforms when those reforms would affect rural rate-of-return carriers. These talks and possible reforms are essential in order to preserve the revenues necessary for maintaining and paying for rural network costs and to fund upgrades.

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

The Company also holds

●	a 25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa,
●	a 32.80% ownership interest in En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota,
●	a 16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services,
●	a 100% ownership in Hutchinson Cellular, Inc., a holding company for some of the Company’s investments, including:

▪	a 33.33% ownership interest in Direct Communications, LLC, a retail transport company,
▪	a 33.33% ownership interest in SHAL, LLC and SHAL Networks, Inc., which together construct and lease fiber-optic communication lines and transport facilities throughout Minnesota, and
▪	a 14.29% ownership interest in Independent Emergency Services, LLC, a provider of E-911 services and equipment to the State of Minnesota and Minnesota Counties.

The Company is organized into three business segments, as described in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

The following is a summarized discussion of consolidated results of operations. More detailed discussion of operating results by segment follows this discussion.

OPERATING REVENUES:

Total operating revenues were $9,211,834 for the three months ended September 30, 2008, for an increase of 108.8% or $4,799,806 compared to the same period in 2007. Total operating revenues were $27,171,177 for the nine months ended September 30, 2008, for an increase of $14,505,411 or 114.5% compared to the same period in 2007. Without the addition of HTC, total operating revenues would have increased 5.9% in the first nine months of 2008 as compared to the same period in 2007. Without the effect of the acquisition of HTC, the Telecom segment would have experienced an increase in operating revenue over the same nine-month period in 2007, while the Cellular and Phonery segments would have experienced decreases.

All income statement categories experienced increases in revenues due to the acquisition of HTC on January 4, 2008. Without the addition of HTC, the Telecom segment would have continued to experience decreases in its local network revenues, a common industry trend. This decrease would have been offset by increases in network access revenues due to access settlements and revenues from new and expanded service offerings: digital video, digital subscriber line (DSL), Internet access, and the operations of a CLEC in the City of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has enabled it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will enable it to offer its customers new technologies as they emerge. The geographic expansion of its service offerings will provide this segment with future growth.

Despite the industry trend of continuing downward pressure on the Telecom segment’s network access revenues, the segment experienced increased revenues due to access settlements. The increase in network access revenues due to settlements was enhanced due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, Aurelia, Iowa, and the immediately surrounding areas served by these affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of their interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings, nor can it estimate the impact, if any, on the Company.

The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future growth will be realized through increases in revenue due to new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will enable it to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings, in particular through the acquisition of HTC, will provide this segment with continued future growth.

OPERATING EXPENSES:

Operating expenses for the three months ended September 30, 2008 were $7,302,842, for an increase of $3,822,747, or 109.8%, compared to the same period in 2007, due primarily to the acquisition of HTC. Operating expenses for the nine months ended September 30, 2008 were $22,084,539, for an increase of $11,466,965 or 108.0%. Without the acquisition of HTC, operating expenses would have increased 3.8%. The Telecom segment would have been responsible for $628,119 of the increase in operating expenses without the addition of HTC. Depreciation and amortization expense for the Telecom segment would have seen a decrease of $34,838 in 2008 compared to 2007, without the addition of HTC. This small decrease would have resulted even as the Company continued its investment in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service. In addition, operating expenses increased due to increased costs to comply with the Sarbanes-Oxley Act Section 404. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

OPERATING INCOME:

Operating income for the three months ended September 30, 2008 increased $977,059 or 104.8% over the three months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 increased $3,038,446 or 148.3%, compared to the nine-month period ended September 30, 2007. Without the addition of HTC, operating income would have increased primarily due to increases in network access, video and Internet revenues, partially offset by the increase in video and other non-regulated service expenses and the increase in general and administrative expenses, including Sarbanes-Oxley Act Section 404 compliance costs, from the Telecom segment’s operations.

OTHER INCOME:

Overall, other income for the three months ended September 30, 2008 decreased $1,037,167 compared to the three months ended September 30, 2007. Other income decreased $1,153,117 for the nine months ended September 30, 2008 compared to the same period in 2007. These decreases are primarily due to the increase in interest expense, partially offset by the gain in January 2008 resulting from the receipt of the final $5.1 million payment for the 2006 sale of MWH to Alltel compared to the receipt in April 2007 of a $3.1 million payment.

The Company’s investment income in Hector Communications Corporation for the nine months ended September 30, 2008 was $627,661, as compared to $729,882 for the same period ended in 2007. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income decreased $187,885 for the nine months ended September 30, 2008 over the same period in 2007, primarily due to the fact that the Company had less funds for investment due to its January 2008 purchase of HTC, offset somewhat by the receipt of patronage funds in 2007 from CoBank, ACB, and an increase of investment income from Fibercom, LC, a CLEC in Sioux City, Iowa.

There was a $2,552,645 increase in interest expense for the nine-month period ended September 30, 2008 compared to the same period in 2007. The increase in interest expense was due to the Company’s borrowings from CoBank, ACB commencing in January 2008 to finance the acquisition of HTC.

There was a $317,539 decrease in interest income for the nine-month period ended September 30, 2008 compared to the same period in 2007. The decrease was due to fewer funds available for investment.

NET INCOME:

Net income was $923,337 for the three months ended September 30, 2008 compared with $1,486,484 for the same period in 2007. Net income was $5,286,697 for the nine-month period ending September 30, 2008 compared with $4,702,030 for the same nine-month period in 2007. This $584,667, or 12.4%, increase was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel and the acquisition of HTC.

Summary of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Income:
Telecom Segment	$1,325,087	$574,388	$3,695,845	$1,156,867
Cellular Segment	43,821	60,739	224,494	145,620
Phonery Segment	540,084	296,806	1,166,299	745,705

Total	1,908,992	931,933	5,086,638	2,048,192

Other Income	272,405	447,408	6,137,524	4,737,996

Interest Expense	(864,225)	(2,061)	(2,557,800)	(5,155)

Income Taxes	(393,835)	109,204	(3,379,665)	(2,079,003)

Net Income	$923,337	$1,486,484	$5,286,697	$4,702,030

Basic and Diluted Earnings Per Share	$0.18	$0.29	$1.03	$0.92

Weighted average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 85.8% of the Company’s consolidated operating revenues before eliminations for the three months ended September 30, 2008, and 86.7% of the Company’s consolidated operating revenues for the nine-month period ended September 30, 2008, before intercompany eliminations. Revenues are primarily earned by providing approximately 31,000 customers access to the local network in ILEC and CLEC operations, and by providing interexchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending September 30, 2008 increased $4,301,466 or 111.5% compared to the same period last year, due to the acquisition of HTC. Total Telecom segment revenues for the nine-month period ending September 30, 2008 increased $12,958,963 or 114.8% compared to the same period in 2007. Without the addition of HTC, the segment would have experienced an 8.6% increase in operating revenues for the nine month period. All information contained in the following table is before intercompany eliminations.

Telecom Segment Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Revenues
Local network	$1,930,512	$986,220	$5,622,980	$2,945,030
Network Access	3,662,440	1,448,668	10,897,790	4,240,802
Other	2,564,666	1,421,264	7,729,919	4,105,894

Total Operating Revenues	8,157,618	3,856,152	24,250,689	11,291,726

Operating Expenses, Excluding Depreciation and Amortization	4,694,341	2,297,441	14,109,323	7,157,302
Depreciation and Amortization	2,138,190	984,323	6,445,521	2,977,557

Total Operating Expenses	6,832,531	3,281,764	20,554,844	10,134,859

Operating Income	$1,325,087	$574,388	$3,695,845	$1,156,867

Net Income	$584,932	$608,357	$1,312,425	$1,524,441

Local network revenue increased in the Telecom segment by $944,292 or 95.7% for the three months ended September 30, 2008 compared to the same period in 2007, due to the acquisition of HTC. Local network revenue increased in the Telecom segment by $2,677,950 or 90.9% for the nine months ended September 30, 2008 compared to the same period in 2007. Without the addition of HTC, local network revenue would have increased by 0.4%. Although a small increase was achieved for this nine-month period over the prior nine months, local network revenues have experienced downward revenue pressure as a result of the continuing decline in the number of access lines. The decrease in access lines is due to customers increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers dropping second phone lines in their homes when they move their Internet service from a dial-up platform to a DSL platform.

Network access revenue increased $2,213,772 or 152.8% for the three months ended September 30, 2008 compared with the same period in 2007, due to the acquisition of HTC. Network access revenue increased $6,656,988 or 157.0% for the nine months ended September 30, 2008 compared to the same period in 2007. Without the addition of HTC, network access revenues would have experienced a 14.5% increase in 2008 over the same period in 2007. This increase is the result of carrier settlements. The segment continues to experience an overall decrease in minutes of use and the negative effects of downward pricing pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has continually invested in its infrastructure. These capital expenditures have maintained and enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). Investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $1,143,402 or 80.4% for the three months ended September 30, 2008 compared with the same period in 2007, due to the acquisition of HTC. Other operating revenues increased $3,624,025 or 88.3% for the nine months ended September 30, 2008 compared with the same period in 2007. Without the acquisition of HTC, other operating revenues would have increased 8.4% in 2008 over the same period in 2007. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn, Redwood Falls, Hutchinson and Litchfield, Minnesota was responsible for $1,440,470 of the increase in these revenues. Cable television services continued to be offered in the Minnesota communities of Jeffers, Cologne, Mayer, New Germany, and New Market Township, and were responsible for an $8,635 decrease in other operating revenues. Approximately $215,000 of the increase in other operating revenues was from billing and management services that the Company provided to HCC. The remainder of the revenue increase was primarily attributed to Telecom segment’s sale of Internet services.

Operating expenses, excluding depreciation and amortization, increased $2,396,900 or 104.3% for the three months ended September 30, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. Operating expenses, excluding depreciation and amortization, increased $6,952,021 or 97.1% for the nine months ended September 30, 2008 compared with the same period in 2007. Without the addition of HTC, operating expenses, excluding depreciation and amortization, would have increased by 9.3%. Operating expenses increased as a result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, the increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers and the expenses associated with offering services to HTC customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. The Company continues to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offers additional services (video and DSL), pursues aggressive marketing to develop brand recognition, and provides solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, and deserving of the Company’s best service, attitude and consideration. The Company is applying these same customer-centric philosophies at HTC.

Depreciation and amortization expenses increased $1,153,867 or 117.2% for the three months ended September 30, 2008 compared with the same period in 2007. Depreciation and amortization expenses increased $3,467,964 or 116.5% for the nine months ended September 30, 2008 compared with the same period ended September 30, 2007, primarily due to the acquisition of HTC.

Operating income increased $750,699 or 130.7% for the three months ended September 30, 2008 compared with the same period in 2007, primarily due to the acquisition of HTC. Operating income increased $2,538,978 or 219.8% for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in operating income was due to the increase in revenues for video and Internet services from an increase in customers, and the increase in revenues due to the billing services that the Company provides to HCC. This is partially offset by the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $12,958,963 increase in revenues combined with the $10,419,985 increase in operating expenses resulted in the $2,538,978 increase in operating income when comparing the first nine months of 2008 to the same period in 2007.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories decreased by $5,372 for the three-month period ending September 30, 2008 and increased $57,746 for the nine-month period ending September 30, 2008 as compared with the same periods in 2007, due primarily to an increase in the sale of cellular phones through the acquisition of HTC.

A recap of income for the cellular segment is contained in the following table:

Cellular Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Revenues	198,346	203,718	617,605	559,859

Operating Expenses, Excluding Depreciation and Amortization	154,525	142,979	393,111	414,239
Depreciation and Amortization	—	—	—	—

Total Operating Expenses	154,525	142,979	393,111	414,239

Operating Income	43,821	60,739	224,494	145,620

Interest Income	—	—	206,950	212,290
Gain on Sale of MWH	—	—	5,123,797	3,116,624

Income (Taxes) Benefit	(17,734)	640,700	(2,248,206)	(740,863)

Net Income	$26,087	$701,439	$3,307,035	$2,733,671

Phonery Segment

The Phonery segment represented 12.1% of the consolidated operating revenues for the three months ended September 30, 2008 and 11.1% of the consolidated operating revenues for the nine months ended September 30, 2008 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating Revenues	1,150,889	599,224	3,100,799	1,545,142

Operating Expenses, Excluding Depreciation and Amortization	544,967	272,287	1,739,619	741,527
Depreciation and Amortization	65,838	30,131	194,881	57,910

Total Operating Expenses	610,805	302,418	1,934,500	799,437

Operating Income	$540,084	$296,806	$1,166,299	$745,705

Net Income	$312,318	$176,688	$667,237	$443,918

Operating revenue increased $551,665, or 92.1%, for the three months ended September 30, 2008 compared to the same period in 2007. Operating revenue increased $1,555,657, or 100.7% for the nine months ended September 30, 2008, due to the acquisition of HTC. Without the addition of HTC, operating revenues would have decreased 1.8%. This decrease in the Phonery segment’s revenues was primarily due to revenue decreases in the resale of long distance toll and CPE sales.

Operating expenses, excluding depreciation and amortization, increased $272,680 or 100.1% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Operating expenses, excluding depreciation and amortization, increased $998,092 or 134.6% for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the acquisition of HTC. Without the addition of HTC, the operating expenses would have decreased 8.9%. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $35,707 or 118.5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Depreciation and amortization expenses increased $136,971 or 236.5% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2008, primarily due to the acquisition of HTC. The 2008 increase is indicative of the continued investment in this segment’s assets.

Operating income increased by $243,278 or 82.0% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Operating income increased by $420,594 or 56.4% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases are primarily due to the addition of HTC.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $109,219,067 at September 30, 2008, reflecting 52.5% equity and 47.5% debt. This compares to a capital structure of $53,373,566 at December 31, 2007, reflecting 99.8% equity and 0.2% debt. The significant increase in debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and the payment of declared dividends for at least the next 12 months.

Cash Flows

Cash provided by operations was $9,453,840 for the nine-month period ended September 30, 2008 compared to cash used by operations of $19,746,143 for the nine-month period ended September 30, 2007. The cash flows provided by operations for the nine months ended September 30, 2008 were primarily the result of net income and non-cash expenses for depreciation and amortization, offset by the gain on the sale of MWH. The cash flows used by operations for the nine months ended September 30, 2007 were primarily due to the payment of income taxes, partially offset by net income and non-cash expenses for depreciation and amortization.

Cash flows used in investing activities were $65,136,765 for the nine months ended September 30, 2008 compared to $44,184 provided by investing activities for the same period in 2007, primarily as a result of the acquisition of HTC in January 2008, offset in part by the receipt of $5,123,797 in proceeds from the final payment from escrow related to the sale of MWH and $1,454,231 from the sale of marketable securities. Capital expenditures relating to on-going businesses were $1,988,987 during the first nine months of 2008 as compared to $2,506,006 for the same period in 2007. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers. The Company expects total plant additions of approximately $4,000,000 in 2008. The Company will finance these upgrades from working capital.

Cash flows provided by financing activities were $50,272,283 for the nine months ended September 30, 2008 primarily from borrowings of $59,700,000 and principal payments of $7,893,087 compared to cash flows used by financing activities of $1,551,436 for the nine months ended September 30, 2007. Included in cash flows provided and used in financing activities were debt repayments, issuance of long-term debt, and dividend payments.

Dividends

The Company paid dividends of $1,534,630 during the first nine months of 2008 and $1,534,630 during the first nine months of 2007. This represented quarterly dividends of $.10 per share. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. The Company does not expect the payment of regular dividends at the existing level to negatively affect its liquidity.

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

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

Working Capital

The Company had working capital of $4,090,877 as of September 30, 2008, compared to working capital of $9,289,613 as of December 31, 2007. The ratio of current assets to current liabilities was 1.8:1.0 as of September 30, 2008 and 4.9:1.0 as of December 31, 2007.

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

Recent Accounting Developments

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual and interim) ending after November 15, 2008. The Company does not anticipate this standard will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company intends to adopt SFAS No. 162 within the required period.

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

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is recognized in earnings when the term of the protection agreement is concluded. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended September 30, 2008, our interest expense would have increased $255,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, regarding the effectiveness, as of September 30, 2008, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that its disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the additional risk factors described below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007.

The changing economic climate may result in changes in our customers’ purchasing habits and result in declines in our operating income.

Recent events in the American economy, including higher unemployment and a general business slowdown, may affect our results of operation. As a result of real or perceived economic factors, some of our residential or business customers may decide to lower the levels of products and services they purchase from us. Although we have not experienced any significant effect from the economic slowdown in our results through September 30, 2008, a continuing economic slowdown may adversely affect our future revenues.

ITEM 5. OTHER INFORMATION

Sale of MWH

See Financial Statements Note 11 of this Form 10-Q.

SWAP Agreements

See Financial Statements Note 5 of this Form 10-Q.

ITEM 6. EXHIBITS

See “Index to Exhibits” on page 38 of this Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 7, 2008	By	/s/ Bill Otis

Bill Otis, President and Chief Executive Officer

Dated: November 7, 2008	By	/s/ Nancy Blankenhagen

Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002