Form 10-K
period 2008-12-31
NEW ULM TELECOM INC
filed 2009-03-30
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer     ☒ Accelerated Filer     ☐ Non-Accelerated Filer     ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $50,185,678 based on the last sale price of $10.40 on The OTC Bulletin Board.

The total number of shares of the registrant’s common stock outstanding as of March 12, 2009: 5,115,435.

Documents Incorporated by Reference: Certain information required by Part III, Items 10-14 of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 28, 2009.

PART I

This Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on management’s current expectations, estimates and projections about the industry in which the Company operates and management’s beliefs and assumptions. These forward-looking statements are subject to important risks and uncertainties that could cause the Company’s future actual results to differ materially from these statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and probabilities that are difficult to predict. Therefore, the Company’s actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements, whether as a result of new information, future events or the receipt of new information. See “Risk Factors” in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. Except as otherwise required by law, the Company undertakes no obligation to update any of its forward-looking statements for any reason.

Item 1. Business

General Development of Business

New Ulm Telecom, Inc. was incorporated in 1905 under the laws of the State of Minnesota, with headquarters in New Ulm, Minnesota. The Company’s principal line of business is the operation of four incumbent local exchange carriers (ILECs): New Ulm Telecom, Inc., Hutchinson Telephone Company, Western Telephone Company, and Peoples Telephone Company. This business consists of connecting customers to the telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. The Company also provides cable television services (CATV), Internet access services, including both dial-up access and high-speed digital subscriber line (DSL) access, and long distance service. The Company installs and maintains telephone systems to the areas in and around its ILEC service territory in southern Minnesota and northern Iowa. The Company has two competitive local exchange carriers (CLECs); one in the city of Redwood Falls, Minnesota, and a second in the city of Litchfield, Minnesota. The Company operates under the name NU-Telecom in its markets.

On November 3, 2006, the Company acquired a 33.33% ownership interest in Hector Communications Corporation (HCC), which offers ILEC, CATV, and Internet services to various communities in Minnesota and Wisconsin.

On January 4, 2008, the Company completed its acquisition of Hutchinson Telephone Company (HTC), which operates as a subsidiary of New Ulm Telecom, Inc. The acquisition of HTC has resulted in a combined company that provides phone, video and internet services with over 50,000 connections in a number of Minnesota and Iowa communities. Additional information is available in Note 3 to the Consolidated Financial Statements of this Form 10-K.

On November 10, 2008, the Company opened TechTrends, Inc. in New Ulm, Minnesota. TechTrends, Inc. is a Company-owned and operated retail store carrying computers and computer accessories, in addition to offering computer repair and website design services. TechTrends is also able to offer a full array of customer services to the NU-Telecom customers such as answering billing questions and taking monthly payments.

For purposes of this report, unless the context requires otherwise, all references to the “Company” mean New Ulm Telecom, Inc. and its subsidiaries.

The Company maintains a website at www.nutelecom.net. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge at www.nutelecom.net, as soon as reasonably practicable after the material is filed with or furnished to the SEC.

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment

This segment contains the operations of:

•	The Company’s incumbent local exchange carriers (ILECs):
	•	New Ulm Telecom, Inc. (New Ulm), the parent company;
	•	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	•	Western Telephone Company (Western), a wholly-owned subsidiary of New Ulm;
	•	Peoples Telephone Company (Peoples), a wholly-owned subsidiary of New Ulm;
•	The Company’s competitive local exchange carriers (CLECs):
	•	New Ulm, located in Redwood Falls, Minnesota;
	•	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
•	The Company’s investments and interests in the following entities, including some management responsibilities:
	•	Hector Communications Corporation (33.33% ownership interest);
	•	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
	•	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (31.88% ownership interest);
	•	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
	•	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
	•	SHAL Networks, Inc. and SHAL, LLC which together construct and lease fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
	•	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest), and
•	The Company’s operations that provide Internet and video services.

Cellular Segment

•

This segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006 the Company’s investment in Midwest Wireless Holdings (MWH) in which New Ulm Cellular #9, Inc. (Cell #9), a wholly-owned subsidiary, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of Midwest Wireless Holdings (MWH) was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment

•

This segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), Western, Peoples, and HTC, all of which are wholly-owned subsidiaries. This Segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc., HTI; and the retail operation of TechTrends, Inc., all wholly-owned subsidiaries.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Financial information about the Company’s industry segments is included in Note 20 to the Consolidated Financial Statements of this Form 10-K.

Narrative Description of Business

Telecom Segment

The Company generates the majority of its revenue from its core business, the operation of four independent telephone companies, its CLEC operations, its Internet and video operations. The Company conducts this core business in the Telecom segment.

The Telecom segment operates four ILECs (New Ulm, Western, HTC, and Peoples) and two CLECs in the cities of Redwood Falls, and Litchfield, Minnesota. New Ulm, Western, and HTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), and Peoples is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). The Telecom segment has not experienced a major change in the scope or direction of its operations during the past year, except that the Company significantly expanded the size of its operations with the January 2008 acquisition of HTC. At December 31, 2008, the Company served approximately 30,000 access lines. The Company provides telephone service in Minnesota to the cities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn, Hutchinson, and Litchfield (city only), and the adjacent rural areas in Brown, Nicollet, Blue Earth, Redwood, McLeod, and Meeker counties in south central Minnesota, approximately 60 to 120 miles southwest of Minneapolis, Minnesota. In addition, the Company also provides telephone services to the community of Aurelia, IA. The segment also operates multiple cable television systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Hutchinson, Litchfield, Cologne, Mayer, and New Germany), and one cable television system in Aurelia, Iowa. These systems serve approximately 9,500 customers.

The Telecom segment derives its principal revenues from (i) local service charges to its residential and business subscribers and (ii) access charges to inter-exchange carriers for providing the carriers access to the Company’s local phone networks. The Company also receives revenue from long distance carriers for providing the billing and collection of long distance toll calls to the Company’s subscribers.

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

In order to meet the competition present in the industry, New Ulm, HTC, Western and Peoples have deployed new technology for their local exchange networks to increase operating efficiencies and to provide new services to customers. These new technologies include the latest release of digital switching technology on all of the ILECs’ switches and installation of a new Common Channel Signaling System No. 7 (SS7) out-of-band system for all of its access lines. New Ulm, Western, Peoples, HTC, and HTI have also connected fiber rings (redundant route designs which allow traffic to re-route if trouble appears in the network) that protect its local networks and enable them to provide a reliable level of service to their customers. The value of the local network is also enhanced by the ability of these companies to offer access to high-speed Internet with DSL to over 98% of customers. DSL technology offers customers access to high-speed Internet and traditional voice connectivity over the same connection. In addition, New Ulm, Western, HTC, and HTI have further enhanced the networks to offer video services over the same facilities that provide their customers with voice and Internet access. This technology is available to approximately 85% of access lines.

The Company currently has competition in the Cities of Redwood Falls, and Litchfield, Minnesota in the provision of traditional telephone service. Qwest is the incumbent provider. New Ulm entered Redwood Falls as a CLEC in September 2002, and HTI operates as a CLEC in Litchfield. Competition currently exists in the other communities and areas served by New Ulm, Western, Peoples, and HTC for traditional telephone service from wireless communications, and the Company expects competition to increase from service providers offering VoIP. The Company is also facing competition in the Minnesota communities of New Ulm, Redwood Falls, Springfield, Hutchinson, and Litchfield in the provision of video services. Comcast is the incumbent provider for video services in New Ulm and Mediacom is the incumbent provider in Redwood Falls, Springfield, Hutchinson, and Litchfield. Several companies also compete with the Company in providing Internet services. New Ulm, Western, Peoples, HTC, and HTI respond to competitive pressure with active programs to market products, to bundle services and to enhance infrastructure for higher customer satisfaction.

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

Cellular Segment

The Cellular segment derives its revenue from the sales and service of cellular phones and accessories. Prior to October 2, 2006, revenues were also derived from the Company’s ownership in MWH which was sold to Alltel on October 2, 2006. Cell #9 owned a 7.55% interest and Peoples owned a 2.33% interest in MWH. MWH provided cellular phone service in southern Minnesota, northwestern Iowa and southwestern Wisconsin. The Company recorded equity earnings in MWH from Cell #9’s and Peoples’ equity ownership in MWH.

Phonery Segment

The Phonery segment provides sales and service of CPE and transport operations of Phonery, Western, Peoples, HTC, and HTI. This segment’s activities also include the resale of long distance toll service operations of New Ulm Long Distance, Inc, and HTI.

The Phonery segment is a non-regulated telecommunications business which sells and services telephone apparatus, toll transport services and provides voice-mail services on a retail level primarily in the areas served by New Ulm, Western, Peoples, TechTrends, Inc., HTC, and HTI. Phonery specializes in quality custom installation and maintenance of local networking and transport solutions in telecommunications for end user customers.

There are a number of companies engaged in the sale of telephone equipment at the retail level, competing with the Phonery segment. Competition is based primarily on price, service, and customer experience. No company is dominant in this field.

Regulatory Matters

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

The services offered by the Company are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Interstate and international telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Digital TV services are also governed by FCC rules and by municipal franchise agreements on the local level. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

All carriers must comply with the Federal Communications Act of 1934, as amended, which requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires FCC approval before the Company can transfer control of operating companies, assign, acquire or transfer licenses or authorizations issued by the FCC, or before any interstate service is discontinued. The Federal Communications Act of 1934 was amended by the Telecommunications Act of 1996, which has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, the Company is also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company’s actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by inter-exchange carriers. The Company believes this trend will continue.

The FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for use of interconnecting networks). This examination could lead to significant changes in the way the Company is compensated for use of its local network in the future.

Prior to and since the introduction of the Missoula Intercarrier Compensation Plan in 2006, there have been ongoing discussions at the FCC regarding changes in intercarrier compensation. It is possible that an ILEC could experience a change in revenue if intercarrier compensation reform is adopted by the FCC. There is no definite timeline for the FCC to act, so it is not possible to predict when any change in revenue will occur or the extent of the impact.

The MPUC has considered intrastate access reform and universal service for several years. The MPUC opened the most recent docket on the issue of state access reform in 2006. After requesting comments to refresh the record at that time there was little activity in this area throughout 2008. The IUB had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, the IUB indicated it intends to assume that role. In January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling will affect Peoples ILEC. In September of 2008, the IUB also issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. The Company cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, interexchange carriers and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to network traffic. A prime example of this is the claim that companies who provide voice communication services over IP technology are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate the voice traffic of VoIP into interstate and intrastate jurisdictions, and therefore, such providers would be regulated by the FCC and not by state regulatory commissions. The FCC is currently considering the question of whether or not VoIP services are subject to access charges. In January 2009, the FCC declined to declare IP traffic as exempt from access charges. Another petition requesting that the FCC specifically declare that IP traffic is subject to access charges is still pending. The Company believes that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with local exchange carriers. To date, no long distance or other carriers have made claims contesting the applicability of access charges. There can be no assurance, however, that these claims will not be made in the future. Further, if such a claim is made, the Company may not be able to estimate the impact.

The U.S. 8th Circuit Court of Appeals has upheld a ruling by the United States District Court, District of Minnesota, in issuing an injunction providing relief from regulation of any service provider of VoIP based services in Minnesota. In July 2006, the FCC ruled that VoIP services are subject to Federal Universal Service Fund Contributions, but any further regulation of VoIP under consideration at the FCC is uncertain. Future decisions regarding the regulation of VoIP may result in a change in the business relationship between our companies and the interexchange carriers as interconnections with certain VoIP providers may not be governed by tariffed access charges. The Company cannot, at this time, estimate the revenue impact, if any, related to these events.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and customer usage trends, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLEC, has decreased and it is projected that this will continue.

The Company’s local exchange telephone companies are subject to the jurisdiction of Minnesota and Iowa with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service. Rates for local telephone service are not established directly by regulatory authorities, but regulatory authority over other matters limits the Company’s ability to implement rate increases. In addition, the regulatory process inherently restricts the Company’s ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases are implemented prospectively.

The Company is subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. The Company could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. It is believed that our operations are in substantial compliance with applicable environmental laws and regulations.

Competition

As a result of the Telecommunications Act of 1996, telephone companies no longer have an exclusive franchise service area. Under the law, competitors may offer telephone service to the Company’s customers and request access to the Company’s local network facilities. The law also permits existing telephone companies to offer telephone service outside existing franchise service area. The law includes universal service provisions, interconnection requirements, and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule-making procedures to implement the law. The rule-making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule-making procedures are complete and the court issues settled, the Company cannot predict how this law will affect its business.

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

Employees

As of March 1, 2009, the Company had 140 full-time equivalent employees.

Executive Officers of the Registrant

Set forth below are the names, ages and positions of the executive officers of the Company as of March 1, 2009.

Name and Age	Position

Bill Otis (51)	President and Chief Executive Officer - New Ulm Telecom, Inc.

Barbara Bornhoft (52)	Vice-President and Chief Operating Officer/Secretary
- New Ulm Telecom, Inc.

Nancy Blankenhagen	Chief Financial Officer and Treasurer
(48)	- New Ulm Telecom, Inc.

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. Mr. Otis, President and Chief Executive Officer and Ms. Bornhoft, Vice-President and Chief Operating Officer have written employment contracts. The Company’s other executive officer is not employed pursuant to a written employment contract. There are no familial relationships between any director or executive officer, except that the Chairman of the Board, Mr. James P. Jensen is the brother-in-law of Director, Mr. Gary Nelson.

Background of Executive Officers

Bill Otis has been President and Chief Executive Officer of the Company since 1985. Prior to being President and Chief Executive Officer of the Company, he was the Office Manager/Controller for New Ulm Telecom, Inc. from 1979 to 1985. Mr. Otis also serves as a Director, Chairman, and President of Hector Communications Corporation, and is Chairman of the Board and President of both Independent Emergency Services, LLC, and Broadband Visions, LLC. Mr. Otis also sits on the Board of Governors for SHAL, LLC, SHAL Networks, Inc., En-Tel Communications, LLC, and FiberComm, LC.

Barbara Bornhoft has been Vice President and Chief Operating Officer/Secretary of the Company since 1998. Ms. Bornhoft has been employed with New Ulm Telecom, Inc. since 1990. Ms. Bornhoft is also a director of Hector Communications Corporation and Broadband Visions, LLC. She also serves as Vice President for both Independent Emergency Services, LLC, and Broadband Visions, LLC.

Nancy Blankenhagen has been Chief Financial Officer/Treasurer of the Company since May 2004. Ms. Blankenhagen was the Interim Chief Financial Officer/Treasurer of the Company from February 2004 to May 2004. Prior to that role, Ms. Blankenhagen had been an accountant for the Company since 1989. Ms. Blankenhagen also serves as Chief Financial Officer and Treasurer for Independent Emergency Services, LLC, and Broadband Visions, LLC.

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

The Company is subject to increased competition in core business segments that may have an adverse impact.

As an incumbent carrier, the Company has historically experienced limited competition in its rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of the Company’s rural markets, it faces competition from wireless technology, which may increase as wireless technology improves. The Company also faces competition from wireline and cable television operators. The Company may face additional competition from new market entrants such as providers of wireless broadband, Voice over Internet Protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and the Company expects that competition will intensify. Many of the Company’s competitors have brand recognition, and have financial, personnel, marketing and other resources that are significantly greater than the Company’s. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect the Company’s competitive position. The Company cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on the Company’s business.

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

The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals in the operations of its telecommunication businesses, including telephone operations and telecommunications equipment sales and service. Technological advances force the Company’s employees to keep pace with advances. The Company’s ability to compete effectively depends upon its ability to retain and motivate its existing employees, and attract new qualified employees.

The Company may not be able to successfully introduce new products and services.

The Company’s success depends upon its ability to successfully introduce new products and services, such as the ability of its competitive local exchange carrier (CLEC) business, which was initiated in 2002 in the City of Redwood Falls, MN, and acquired with the HTC acquisition in Litchfield, MN in 2008, to provide competitive local service in a new market. Success is also dependent on the Company’s ability to offer bundled service packages on terms attractive to its customers, and the Company’s ability to successfully expand its service offerings geographically.

The Company may not accurately predict technological trends or the success of new products in these markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, the Company does not know whether its products and services will meet with market acceptance or be profitable. If the Company fails to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, experiences any significant delays in product development or introduction, or if any of the Company’s relationships with its vendors deteriorate significantly, the Company’s business, operating results and financial condition could be materially adversely affected.

Shifts in the Company’s product mix may result in declines in operating income.

Possible changes in the demand for the Company’s products and services including lower-than-anticipated-demand for telephone services, reductions in access lines per household or minutes of use volume associated with telephone service, migration in technology from circuit-switched to IP-based technology for services, and for network solutions for the Company’s Telecom segment, may result in lower gross margins and operating profitability. In addition, operating income could decrease based on the amount of new products the Company sells that have lower start-up gross margins than its existing products and services. All of these factors could reduce the Company’s operating income.

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

The Company’s ability to consummate acquisitions and to make payments on its indebtedness will depend on its ability to generate cash flow from operations in the future. This ability is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. There can be no assurance that the business will generate sufficient cash flow from operations or that future borrowings will be available to the Company in an amount sufficient to enable payment of indebtedness or to fund other liquidity needs.

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

As a result of adverse conditions in the communications market, some inter-exchange carriers (IXCs) have experienced and may continue to experience serious financial difficulties. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If IXCs experiencing financial problems default on paying amounts owed, the Company may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom the Company expects to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by customers would have an adverse effect on results of operations and financial condition. The Company currently manages this exposure through an allowance for doubtful accounts. An unexpected bankruptcy or default from an IXC may not be fully reserved in the allowance.

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

The Company currently anticipates that its available cash resources, which include its existing cash and cash equivalents, will be sufficient to meet its anticipated needs for working capital and capital expenditures to execute its near-term business plan, based on current business operations and economic conditions. If the Company’s estimates are incorrect and it is unable to generate sufficient cash flows from operations, the Company has the ability to use funds available under the loans established in January 2008. The Company entered into an agreement to purchase HTC for approximately $83 million as of January 4, 2008 (see Note 3 to the Consolidated Financial Statements of this Form 10-K). The Company borrowed approximately $60 million from Co-Bank to finance the acquisition.

The Company’s future success will depend in part on its ability to profitably manage Hector Communications Corporation and Hutchinson Telephone Company

On November 3, 2006, New Ulm Telecom, Inc. acquired a one-third interest in Hector Communications Corporation, and on January 4, 2008, New Ulm completed the acquisition of Hutchinson Telephone Company.

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

The Company incurred significant debt in connection with its acquisition of Hutchinson Telephone Company, pledged its assets to the lender, and agreed to limitation on its dividends.

In connection with its January 2008 acquisition of Hutchinson Telephone Company, the Company borrowed approximately $60 million from CoBank, ACB. In connection with these borrowings, New Ulm and HTC and their respective subsidiaries have entered into security agreements under which substantially these entities’ assets have been pledged to CoBank for performance under the loans. In addition, New Ulm, HTC and their respective subsidiaries have guaranteed all the obligations under the credit facility. These loan agreements also put restrictions on the ability of New Ulm to pay cash dividends to its shareholders, but New Ulm is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its Indebtedness to EDBITA (in each case as defined in the loan documents) is less than 3:50 to 1:00, and (b) in either case if New Ulm is not in default or potential default under the credit agreements. If New Ulm fails to comply with these covenants, its ability to pay dividends would be limited.

During the first three quarters of 2008, the specified financial ratios outlined in the loan agreements were achieved. For the period ended December 31, 2008, the Company did not meet its “equity to total asset ratio” requirement. The company has obtained a waiver from CoBank, ACB for this covenant for the December 31, 2008 period. All other specified financial ratios outlined in the loan agreements were achieved at December 31, 2008.

New Ulm must comply with the Section 404 in connection with its year end financial statements and has reported a material weaknesses.

As of June 30, 2006 (the last day of the second quarter of the Company’s 2006 fiscal year), the market capitalization for the Company’s common stock held by non-affiliates (persons other than directors and officers) was approximately $81 million. The Company, therefore, became an accelerated filer in connection with its filing of the financial statements for the year ended December 31, 2006.

As a result, the Company became subject to the internal control assessment provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The Company, under the supervision of its management, conducted an assessment of its internal controls. The Company determined that there was a material weakness in its internal control over reliance on an outside consultant as of December 31, 2006. The Company determined that it did not have adequate controls over an outside consultant. The Company had hired an outside consultant to prepare its Carrier Access Billings (CABs). At December 31, 2006, the Company did not have in place an internal review process to ensure that the amounts being invoiced to inter-exchange carriers contained the correct rates and number of access minutes billed. As of December 31, 2007 the Company had contracted with Mid America Computer Corp. (MACC) to perform its carrier access billing. MACC has documented and certified controls as evidenced by its SAS 70 certification.

The Company was able to remediate this material weakness from December 31, 2006. No material weakness was noted in 2007.

The Company, under management’s supervision, conducted its annual assessment of its internal controls in connection with its preparation of financial statements for the year ended December 31, 2008. The Company determined that there was a material weakness in its internal control over reliance on an independent tax consultant as of December 31, 2008. For the year ended December 31, 2008, the Company determined that it did not have adequate controls over an independent tax consultant. Specifically, the Company did not have, and through its engagement of an independent tax consultant, did not acquire, adequate technical expertise to effectively oversee and review the Company’s tax accounting for the Company’s ownership of an equity method investment. The Company hired an independent tax consultant to prepare its income tax provision and returns. There was an error in the tax treatment of its equity method investment that has been corrected in the 2008 financial statements. Management is currently reviewing options to secure adequate controls.

While the Company is undertaking to remediate its material weakness, there can be no assurance that the Company may not suffer additional material weaknesses in the future.

The changing economic climate may result in changes in our customers’ purchasing habits and result in declines in our operating income

Recent events in the American economy, including higher unemployment and a general business slowdown, may affect results of operations. As a result of real or perceived economic factors, some residential or business customers may decide to lower the levels of products and services they purchase from the Company. Although New Ulm Telecom, Inc. has not experienced any significant effect from the economic slowdown in our results through December 31, 2008, a continuing economic slowdown may adversely affect future revenues.

Item 1B.	Unresolved Staff Comments.

None.

Item 2. Properties

The four operating telephone companies (New Ulm, Western, Peoples, and HTC) own central office equipment that is used to record, switch and transmit telephone calls, as described below.

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

HTC’s central office equipment includes a Lucent 5E system, installed in 1990; and a Meta-E Softswitch, which was put into service in 2005. HTC is the switch location for all customers of Hutchinson and Litchfield. Additionally, HTC is the headend satellite reception site for Broadband Visions, LLC, a shared headend.

The Company believes that its property is suitable and adequate to provide the necessary services and believes all properties are adequately insured. Note 6 to the Consolidated Financial Statements of this Form 10-K describes the mortgages and collateral relating to the above referenced properties, while Note 2 to the Consolidated Financial Statements of this Form 10-K describes the Company’s depreciation policy.

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

(9)

New Ulm owns two additional parcels within the city limits of New Ulm. The first is parcel, legally described as Lot 3, Block 1 and Lot 2 Block 3, Airport Industrial Park, on which a new remote and retail facility is located. The building contains approximately 2,400 square feet of floor space, with approximately 1,350 square feet used as retail space. The remaining space is used as a remote central office. The second parcel is legally described as Lot 3, Block 1 Bridge Street Industrial Park First Addition which is vacant and available for future use.

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

(18)

HTC owns a building located at 235 Franklin Street SW, Hutchinson, Minnesota. This building houses the business office and central office. The building contains approximately 22,616 square feet of floor space.

(19)	HTC owns a building at 345 Michigan Street SE, Hutchinson, Minnesota, that houses its outside plant equipment. There are three buildings at this location, containing approximately 19,200 square feet.

(20)	HTC owns a tower located at 345 Michigan Street SE. This tower has approximately 288 square feet of floor space.

(21)	HTI owns a building at 421 South CSAH 34, Litchfield, Minnesota. This building houses the business office and contains approximately 6,100 square feet of floor space.

(22)	HTI owns a tower in the city of Darwin, Minnesota. The tower is located at 20877 County Road 9, Darwin, Minnesota, and has approximately 120 square feet of floor space.

(23)	HTI owns a second tower in the city of Buffalo Lake, Minnesota. This tower is located at 55106 county Rd 38, Buffalo Lake. It has approximately 120 square feet of floor space.

(24)	HTC owns a POP Hut in Glencoe, Minnesota. This facility is located at 101 11th Street E, Glencoe, Minnesota and is approximately 600 square feet.

(25)	HTC owns a GRE Hut in Glencoe, Minnesota. This facility is located at 602 County Rd 3, Glencoe, Minnesota. The building has approximately 48 square feet of floor space.

In addition, New Ulm, Western, Peoples, HTC, and HTI own the lines, cables, and associated outside physical plant for use in providing telephone and cable television services.

The Phonery owns equipment leased to subscribers such as telephone sets and other similarly-used instruments.

Item 3. Legal Proceedings

As of March 27, 2009, there was no material litigation pending or threatened involving the Company or any of its subsidiaries in any court, nor are there any proceedings known to be contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this
Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “NULM”. The table below sets forth the approximate high and low bid prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock
	High	Low

2008:
1st quarter	$12.75	$10.70
2nd quarter	$10.95	$8.50
3rd quarter	$12.00	$8.01
4th quarter	$10.98	$6.05

2007:
1st quarter	$12.50	$10.70
2nd quarter	$13.13	$11.00
3rd quarter	$15.00	$11.90
4th quarter	$13.25	$10.50

Record Holders

As of February 21, 2009, there were approximately 1,360 holders of record of the Company’s common stock.

Dividends

The Board of Directors review quarterly dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company. There were security and loan agreements underlying CoBank, ACB notes in 2006 and 2008, that contained certain restrictions on distributions to shareholders and investment in, or loans to, others. See Note 6 to the Consolidated Financial Statements of this Form 10-K for additional information.

The following table shows the per share dividend payments in 2008, 2007, and 2006.

	2008	2007	2006
First Quarter	$0.1000	$0.1000	$0.0900
Second Quarter	$0.1000	$0.1000	$0.0900
Third Quarter	$0.1000	$0.1000	$0.0900
Fourth Quarter	$0.1000	$0.1000	$0.0900
Special Dividend	—	—	$2.7500
Total Dividends Paid	$0.4000	$0.4000	$3.1100

Item 6. Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31
	2008	2007	2006	2005	2004

Operating Revenues	$35,294,331	$17,300,936	$16,882,234	$17,344,837	$15,100,567

Operating Expenses	29,294,003	14,239,568	13,531,118	13,071,656	12,468,846

Operating Income	6,000,328	3,061,368	3,351,116	4,273,181	2,631,721

Other Income	684,425	4,583,457	56,065,372	5,112,117	2,964,020

Income Taxes	3,992,227	3,061,853	24,305,283	3,925,246	2,303,992

Net Income	2,692,526	4,582,972	35,111,205	5,460,052	3,291,749

Basic and Diluted Net
Income Per Share	$.53	$.90	$6.86	$1.07	$.64

Dividends Per Share	$.40	$.40	$3.11	$.34	$.33

Selected Balance Sheet Data:

	Year Ended December 31
	2008	2007	2006	2005	2004

Current Assets	$9,374,152	$11,649,394	$32,241,708	$4,273,791	$4,679,446

Current Liabilities	6,974,876	2,359,781	23,505,397	4,917,710	4,452,826

Working Capital	2,399,276	9,289,613	8,736,311	(643,919)	226,620

Total Assets	130,593,654	59,052,895	80,055,841	55,303,909	53,835,368

Long-Term Debt	51,770,828	88,915	106,132	15,114,426	17,630,413

Stockholders’ Equity	51,701,902	53,284,651	50,747,853	31,545,651	27,824,338

Book Value Per Share	$10.11	$10.42	$9.92	$6.17	$5.44

Information contained in the above tables for 2008 is affected by the acquisition of HTC on January 4, 2008.

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

Results of Operations for 2008, 2007 and 2006

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

Consolidated Results of Operations

2008 Compared to 2007

Operating Revenues

Consolidated revenues for 2008 were $35,294,331, compared with $17,300,936 in 2007, an increase of $17,993,395, or 104.0%. Without the addition of HTC, total operating revenues would have increased $776,732 or 4.5% in 2008 as compared to 2007. Without the effect of the acquisition of HTC, the Cellular and the Phonery segments would have experienced decreases as compared to 2007, and the Telecom segment would have seen an increase in revenues of approximately $1,090,000.

The Telecom segment showed increased revenue of $18,301,054, as compared to the same period in 2007 due to the acquisition of HTC. Without the addition of HTC, local network revenues and network access revenues would have increased approximately $733,000.

All income statement categories experienced increases in revenues due to the acquisition of HTC on January 4, 2008. Without the addition of HTC, the Telecom segment would have increased in its local network revenues approximately $5,000. Excluding HTC revenue, network access revenues would have increased about $728,000, due to access settlements and revenues from new and expanded service offerings: digital video, digital subscriber line (DSL), Internet access, and the operations of a CLEC in the city of Redwood Falls, Minnesota. The Telecom segment has invested heavily in its infrastructure, which has enabled it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will enable it to offer its customers new technologies as they emerge. The Company believes the geographic expansion of its service offerings will provide this segment with future growth.

Despite the industry trend of continuing downward pressure on the Telecom segment’s network access revenues, the segment experienced increased revenues due to access settlements. The increase in network access revenues due to settlements was enhanced due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, Aurelia, Iowa, and the immediately surrounding areas served by these affected ILECs. In order to minimize the impact, the Company continues to monitor the negative effects of network access pricing and downward trend in access minutes of use that could affect future revenues in the Telecom sector. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of interconnecting networks). The FCC currently has an open docket on intercarrier compensation as well as several dockets on Voice over Internet Protocol (VoIP). The Company cannot predict the outcome of these proceedings, nor can it estimate the impact, if any, on the Company.

The Company believes that, despite the regulatory and competitive challenges faced by the Telecom segment, the Company has positioned itself for future revenue growth. The Company believes that future growth will be realized through increases in revenue due to new and expanded service offerings. The Company also continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Company expects that continued infrastructure investment will enable it to continue to offer its customers new technologies as they emerge, and that geographic expansion of the Company’s service offerings, in particular through the acquisition of HTC, will provide this segment with continued future growth

The Cellular segment experienced a $104,314 increase in revenues compared with the same period in 2007. The Phonery segment had a $2,077,679 increase in revenues compared with the same period in 2007. Without the addition of HTC, the Cellular segment would have realized a decrease in revenues of $166,959 and the Phonery segment would have realized a decrease of $62,296.

Operating Expenses

Operating expenses for 2008 were $29,294,003 compared to $14,239,568 in 2007, an increase of $15,054,435, or 105.7%, compared to 2007. This increase is due primarily to the acquisition of HTC. Without the acquisition of HTC, operating expenses would have increased 7.2%, due to increased operating expenditures in the Telecom segment. Without the addition of HTC, the Phonery segment would have experienced an 8.6% decrease in operating expenses, and the Cellular segment experienced a 42.5% decrease. Depreciation and amortization expense for the Telecom segment increased by $4,956,768 in 2008 compared to 2007. Without the addition of HTC, this segment would have experienced an increase of $41,687. This increase resulted as the Company has continued its investment in the Telecom segment’s infrastructure. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services and an increasing customer base for the segment’s expanded services, such as digital video, DSL, and Internet service. In addition, operating expenses increased due to increased costs to continue to comply with the Sarbanes-Oxley Act Section 404 requirements. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the Company’s assortment of products and services to the communities that it serves.

Operating Income

Operating income for 2008 increased $2,938,960 or 96.0% over 2007. Without the addition of HTC, operating income would have decreased approximately $242,000, primarily due to increases in plant operations and general and administrative expenses, from the Telecom segment’s operations.

Other Income

Overall, other income for 2008 decreased $3,899,032 compared to 2007. The decrease is primarily due to the increase in interest expense associated with borrowing from CoBank in January 2008 to finance the acquisition of HTC, and an impairment of goodwill in the amount of $2.3 million described in Note 5 to the Consolidated Financial Statements of this Form 10-K, partially offset by the gain in January 2008 resulting from the receipt of the final $5.1 million payment for the 2006 sale of MWH to Alltel compared to the receipt in April 2007 of a $3.1 million payment.

There was a $3,285,763 increase in interest expense in 2008 compared to 2007 due to the Company’s borrowings from CoBank, ACB commencing in January 2008 to finance the acquisition of HTC.

The Company’s investment income in Hector Communications Corporation for 2008 was $625,981, as compared to $536,504 for 2007. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income decreased $33,115 for 2008 compared to 2007, primarily due to a decrease in equity method investment income. Without the HTC acquisition, other investment income would have seen a decrease of $117,384 due primarily to the FiberComm LC.

The sale of marketable securities held by HTC at acquisition generated a loss of $162,999.

There was a $396,384 decrease in interest and dividend income for 2008 compared to 2007. The decrease was due to fewer funds available for investment.

Net Income

Net income was $2,692,526 for 2008 compared with $4,582,972 for 2007. The decrease of $1,890,446, or 41.2%, decrease in net income was primarily the result of the $2.3 million impairment to goodwill.

2007 Compared to 2006

2007 consolidated revenues were $17,301,000, compared with $16,882,000 in 2006, an increase of $419,000, or 2.5%.

The Telecom segment showed decreased local network revenue of approximately $80,000. This decrease, a common industry trend, was due to declining access lines as customers increasingly utilized wireless phones, dropped second phone lines in their homes when they moved their Internet service from a dial-up platform to a DSL platform, and utilized Voice over Internet Protocol (VoIP) or other services that bypass the local exchange network. With DSL, one access line allows customers to use a telephone and be connected to the Internet at the same time.

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

The Company believes, despite the negative industry trends, that the revenues in the Telecom segment will experience future growth. The Company expects that the decreases in access revenue will be offset by growth from new and expanded service offerings: digital video and digital subscriber line (DSL), Internet service provision, and the complete array of the Company’s services offered through its Competitive Local Exchange Carrier (CLEC) in the city of Redwood Falls, Minnesota. The Company also expects that the continued marketing of service bundles, which offer customers discounts for subscribing to multiple services, will help retain current customers and attract new customers. Also, the Company continually evaluates new and emerging technologies to keep the Company’s service offerings innovative and competitive. The Telecom segment has made significant investments in its infrastructure, which has allowed it to enhance its local network so that it can offer a “triple-play” of services to its subscribers. The Company expects that continued investment in its infrastructure will allow it to continue to expand its offering to customers, including new technologies as they emerge, such as hi-definition television (HDTV) introduced in 2007, and that the geographic expansion of the Company’s service offerings will provide this segment with continued future growth. The Telecom segment invested $4,005,000 in its infrastructure in 2007, which allowed it to enhance its local network, and offer new services to its subscribers.

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

Results of Operations by Business Segment

Telecom Segment

The Telecom segment revenues represented 87.2% of the Company’s 2008 consolidated operating revenues before eliminations. Revenues are primarily earned by providing approximately 30,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total 2008 Telecom segment revenues increased $18,301,054 or 117.9% compared to 2007, due to the acquisition of HTC. Without the addition of HTC, the segment would have experienced a 7.0% increase in operating revenues for the year. All information contained in the following table is before intercompany eliminations.

Telecom Segment	2008	2007	2006
Operating Revenues
Local Network	$7,496,194	$3,958,892	$4,038,947
Network Access	14,681,089	5,921,277	6,409,470
Other	11,640,123	5,636,183	4,963,670
Total Operating Revenues	33,817,406	15,516,352	15,412,087

Operating Expenses, Excluding Depreciation and Amortization	20,883,438	9,688,213	9,071,687
Depreciation and Amortization	8,774,280	3,817,512	4,055,177
Total Operating Expenses	29,657,718	13,505,725	13,126,864

Operating Income	$4,159,688	$2,010,627	$2,285,223

Net Income (Loss)	$(1,509,808)	$1,943,756	$1,586,953

Capital Expenditures	$3,997,478	$4,004,509	$1,950,205

Local network revenue increased in the Telecom segment by $3,537,302 or 89.4% in 2008 over 2007 and decreased $80,055 or 2.0% in 2007 over 2006. The number of access lines served increased 93.2% in 2008 over 2007, and decreased 2.4% in 2007 over 2006. The increase in access lines in 2008 was due to the acquisition of HTC, and 2007 was primarily due to the decreased demand for access lines as the Company’s customers increasingly selected DSL Internet services at higher speeds than is available through traditional dial-up service.

Without the addition of HTC, local network revenue would have increased by approximately $5,000. Local network revenues continue to experience downward revenue pressure as a result of the continuing decline in the number of access lines. The decrease in access lines is due to customers increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers dropping second phone lines when they move their Internet service from a dial-up platform to a DSL platform.

DSL is used to provide both traditional voice connectivity and access to high-speed Internet service over the same facilities, which eliminates the need for customers to have second lines dedicated solely to providing Internet service. The decrease in access lines is also attributed to an increasing number of customers who only subscribe to wireless service. In addition, charges for the regulated voice portion of DSL service were responsible for an increase of $84,500 in 2008 revenue, and a increase of $23,000 for 2007. The industry downward revenue trend was minimized by the success of the promotion and packaging of vertical services, most notably DSL, and focused marketing to potential customers. The Telecom segment has also entered into a number of interconnection agreements with wireless providers, which allow these providers access to its customers at the local service level. The interconnection agreements were a source of local network revenues for 2008 and 2007, contributing approximately $69,700 and $109,000, respectively.

Network access revenue increased $8,759,812 or 147.9% in 2008, compared with 2007, due to the acquisition of HTC. This increase is the result of carrier settlements and additional revenues due to the acquisition of HTC. Without HTC, an increase of approximately $728,000 or 12.3% would have been realized. The Telecom segment has continually invested in its infrastructure. These capital expenditures have maintained and enhanced this segment’s infrastructure and have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). Investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

The Telecom segment has invested approximately $10,000,000 in capital expenditures since 2006. These capital expenditures, which have enhanced this segment’s infrastructure, allowed New Ulm and its subsidiaries to receive additional settlements from the NECA. The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding and safety net universal funding through the Universal Service Fund, minimizing the decrease in network access revenues. In 2008, the Telecom segment saw a decrease of $23,566 in the receipt of this funding compared to 2007.

Other operating revenues increased $6,003,940 or 106.5% for 2008, compared with 2007, due to the acquisition of HTC. Without the acquisition of HTC, other operating revenues would have increased 6.3% in 2008 over 2007. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. The video product offered in New Ulm, Essig, Searles, Courtland, Springfield, Sanborn, Redwood Falls, Hutchinson and Litchfield, Minnesota was responsible for $2,638,905 of the increase in these revenues. Without HTC, video revenues would have increased about $64,000. Cable television services continued to be offered in the Minnesota communities of Jeffers, Cologne, Mayer, New Germany, and New Market Township, and were responsible for a $7,394 decrease in other operating revenues. The revenues from billing management services, and miscellaneous receipts totaled $1,759,620 for 2008, an increase of approximately $788,400 from 2007. Excluding HTC, the increase would have been approximately $133,600. The remainder of the revenue increase was primarily attributed to Telecom segment’s sale of Internet services in the amount of $2,584,058. Excluding HTC, internet revenues would have increased $159,518.

Operating expenses, excluding depreciation and amortization, increased $11,195,225 or 115.6% in 2008, compared with 2007, primarily due to the acquisition of HTC. Without the addition of HTC, operating expenses, excluding depreciation and amortization, would have increased by 14.4%. Operating expenses increased as a result of increased selling, general and administrative costs, particularly those associated with compliance with Sarbanes-Oxley Act Section 404, the increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers and the expenses associated with offering services to HTC customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. The Company continues to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offers additional services (video and DSL), pursues aggressive marketing to develop brand recognition, and provides solutions for customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, and deserving of the Company’s best service, attitude and consideration. The Company is applying these same customer-centric philosophies at HTC.

Depreciation and amortization expenses increased $4,956,768 or 129.8% in 2008, compared with 2007, primarily due to the acquisition of HTC. Excluding depreciation and amortization from HTC, the increase would have been $41,687, as the Company continues to make investments in the Telecom segment’s infrastructure.

The Telecom segment capital expenditures for 2008 were $3,997,478. For 2007 and 2006, expenditures were $4,004,509 and $1,950,205 respectively. The most significant projects for 2008 were circuit improvements, buried and fiber optic cable, and investment into IP technology. Construction projects for 2007 consisted of circuit equipment improvements in excess of $1.1 million, in addition to significant increases to buried and fiber optic cable. Construction projects for 2006 consisted of continued build-out of facilities and the installation of electronics to provide video and DSL in the rural areas surrounding New Ulm. The segment’s capital budget for 2009 is approximately $6,000,000.

Operating income increased $2,149,061 or 106.9% in 2008, compared to 2007, primarily due to the acquisition of HTC. The increase in operating income was due to the increase in revenues for video and Internet services from an increase in customers, and the increase in revenues due to the billing services that the Company provides to HCC. This is partially offset by the cost of providing additional services (video and DSL) to an increasing customer base, and additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $18,301,054 increase in revenues combined with the $16,151,993 increase in operating expenses resulted in the $2,149,061 increase in operating income when comparing 2008 to 2007.

Cellular Segment

The Cellular segment operations include the sales and service of cellular phones and accessories and represents 2.1% of the 2008 consolidated operating revenues before eliminations. The operating revenue from sales of cellular phones and accessories increased by $104,314 in 2008, compared with 2007, due primarily to an increase in the sale of cellular phones through the acquisition of HTC.

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

2006

Proportionate Method:
Operating Revenues	$20,940,667
Operating Expenses, Excluding Depreciation and Amortization	12,273,174
Depreciation and Amortization Expenses	2,216,856
Total Operating Expenses	14,490,030

Operating Income	6,450,637

Net Income	$5,925,389

A recap of income for the Cellular segment, using the equity method to record earnings on its investment in MWH (prior to its October 2, 2006 sale to Alltel), is contained in the following table:

Cellular Segment	2008	2007	2006
Operating Revenues	$813,121	$708,807	$549,226

Operating Expenses, Excluding Depreciation and Amortization	525,979	564,561	386,003

Operating Income	287,142	144,246	163,223

Interest Income	158,163	212,290	—
Interest Expense	—	—	(96,870)
Cellular Investment Income	—	—	5,925,389
Gain on Sale of MWH	5,123,797	3,116,624	50,152,885
Income Taxes	(2,283,332)	(1,373,580)	(23,155,539)

Net Income	$3,285,770	$2,099,580	$32,989,088

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

Phonery Segment

The Phonery segment represented 10.7% of 2008 consolidated operating revenues before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment	2008	2007	2006
Operating Revenue	$4,135,180	$2,057,501	$1,866,787

Operating Expenses, Excluding Depreciation and Amortization	2,373,757	1,074,741	898,621
Depreciation and Amortization	207,925	76,265	65,496
Total Operating Expenses	2,581,682	1,151,006	964,117

Operating Income	1,553,498	906,495	902,670

Net Income	$916,564	$539,636	$535,164

Capital Expenditures	$112,291	$24,564	$15,951

Phonery revenues increased $2,077,679 or 101.0% in 2008, and $190,714 or 10.2% in 2007. The 2008 increase can be attributed to the acquisition of HTC. Without this acquisition, Phonery revenues in 2008 would have decreased $62,296, or 3.0%. The 2007 increase was primarily due to the increased CPE Sales and installation revenues of approximately $154,000 and an increase in leased network revenue of approximately $48,000, offset by a decrease of approximately $20,000 in the resale of long distance toll revenues.

Operating expenses, excluding depreciation and amortization, increased $1,299,016 or 120.9% for 2008 compared to 2007, primarily due to the acquisition of HTC. Without the addition of HTC, the operating expenses would have decreased by approximately $153,000 or 14.2%. This segment strives for cost efficiencies, while continuing to endeavor to reach the customer service goal of 100% customer satisfaction. This segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses increased $131,660 or 172.6% for 2008 compared with 2007, primarily due to the acquisition of HTC. Without the addition of HTC, the depreciation and amortization expenses would have increased $54,681 or 71.7%. The 2008 increase is indicative of the continued investment in this segment’s assets.

Other Income and Interest Expense

Interest expense increased approximately $3,286,000 in 2008 compared to 2007 and decreased $775,000 in 2007 compared to 2006. Interest expense increased in 2008 as a result of its January 2008 borrowings to finance its acquisition of Hutchinson Telephone Company. The 2007 decrease was due to the receipt of the proceeds of the MWH sale, a portion of which was applied to extinguish debt with CoBank ACB in 2006.

Interest income decreased approximately $396,000 in 2008 compared to 2007 and increased $276,000 in 2007 compared to 2006. The decrease in 2008 was due to fewer funds available for investment due to the acquisition of HTC in January 2008. The increase in 2007 was the result of increased funds available for investment, primarily because of the sale of MWH.

Other investment income decreased approximately $33,000 in 2008 compared to 2007, as compared to an increase of $27,000 in 2007 compared to 2006. Included in other income was the Company’s 25.18% equity ownership in FiberComm, LC. The Company recorded a $51,730 loss from FiberComm, LC in 2008, a $42,000 loss in 2007 and a $98,000 loss in 2006. In prior years, included in other investment income was the patronage credit the Company earns from CoBank, ACB as part of its debt agreements with CoBank, ACB. There were no credits received in 2008 as there were no outstanding loans in 2007. The patronage earned in 2007 was $128,000 as compared to $164,000 in 2006. The Company records its patronage when it is received.

Liquidity and Capital Resources

Cash Flows from Operations

Cash generated in operations for the year ended December 31, 2008 was $9,252,963, as compared to cash used by operations of $17,962,196 in 2007 and cash generated of $4,362,868 in 2006.

The 2008 increase was primarily due to the acquisition of HTC and the timing of tax payments related to the gain on the MWH sale. The 2007 decrease was primarily driven by the payment of income tax on the gain associated with the 2006 sale of MWH. The 2006 decrease (after eliminating all effects from the sale of the cellular investment, including taxes) was due to an increase in receivables, a decrease in accounts payable and a reduction in deferred income taxes.

Cash generated by operations continues to be the Company’s primary source of funding for existing operations, capital expenditures, debt service, and dividend payments to shareholders. At December 31, 2008, the Company had working capital of $2,399,276 as compared to working capital of $9,289,613 at December 31, 2007. Cash and cash equivalents at December 31, 2008 were $3,320,510 as compared to $9,510,309 at December 31, 2007.

Cash Flows from Investing Activities

The Company operates in a capital intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers.

Cash flows used in investing activities were $64,806,038 for the year ended 2008 compared to $921,811 used in investing activities in 2007. In 2008, cash used in the purchase of HTC was $66 million. The Company received proceeds from the MWH sale of its cellular investment of $5,123,797 in 2008, $3,116,624 in 2007, and $74,318,762 in 2006. Capital expenditures relating to on-going businesses were $4,109,769 in 2008, $4,029,073 in 2007, and $1,966,156 in 2006. The Company expects total plant additions of approximately $6,000,000 in 2009. The Company will finance these upgrades from working capital.

Cash Flows Used In Financing Activities

In 2008 cash provided by financing activities was $49,363,276. This was due to the issuance of long-term debt of $59,700,000, offset by long-term debt repayments of $8,018,087, loan issuance costs of $272,465, and the distribution of $2,046,172 in dividends to stockholders. In 2007, cash was used to repay $17,217 of long-term debt and distribute $2,046,174 of dividends to stockholders. In 2006, cash was used to repay $15,008,294 of long-term debt and to distribute $15,909,003 in dividends to shareholders.

Guarantees

The Company has guaranteed several obligations of its New Ulm and HTC subsidiaries and joint venture investments. See Note 15 to the Consolidated Financial Statements of this Form 10-K.

Dividends

The Company paid dividends of $2,046,172 in 2008, $2,046,174 in 2007, and $15,909,003 in 2006. This represented dividends of $0.40 per share for 2008, $0.40 per share for 2007, and $3.11 per share for 2006. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements, the operating and financial condition of the Company, and any loan requirements.

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

During the first three quarters of 2008, the specified financial ratios outlined in the loan agreements were achieved. For the period ended December 31, 2008, the Company did not meet its “equity to total asset ratio” requirement. The company has obtained a waiver from CoBank, ACB for this covenant for the December 31, 2008 period. All other specified financial ratios outlined in the loan agreements were achieved at December 31, 2008.

Share Repurchase

The Company repurchased no shares in 2008, 2007, or 2006. At this time, the Company does not anticipate any significant share repurchases in 2009 and the Board of Directors has not authorized a share repurchase program.

Contractual Obligations

The Company has had a series of borrowings from CoBank in the past. On October 30, 2006, the Company paid the balance on its $10 million CoBank, ACB reducing revolving credit facility. On December 22, 2006, the Company paid the remaining balance on its $15 million term loan. It also terminated its reducing revolving credit facility.

As of December 31, 2008, the Company had an unsecured loan in the amount of $70,828, with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with its acquisition of HTC in 2008, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. Information about the Company’s contractual obligations, along with the cash principal payments due each period on its unsecured note payable and long-term debt (see Note 6 to the Consolidated Financial Statements of this Form 10-K).

Description	Total	2009	2010-2011	2012-2013	Thereafter
Deferred Compensation	3,407,575	914,338	1,364,374	262,989	865,874
Long-term Debt	51,770,828	519,003	6,416,941	6,886,883	37,948,001
Interest on Long-term Debt (A)	15,285,402	2,765,276	5,417,666	4,931,834	2,170,626
Loan Guarantees	6,361,414	693,387	1,551,068	1,993,705	2,123,254
Operating Lease	88,020	29,340	58,680	—	—
Purchase Obligation (B)	1,227,522	1,227,522	—	—	—
Total Contractual Cash Obligations	78,140,761	6,148,866	14,808,729	14,075,411	43,107,755

A. Interest on long-term debt is estimated using rates in effect as of December 31, 2008. The Company uses interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 7 of the Notes to the Consolidated Financial Statements).

B. Purchase obligations consist primarily of commitments incurred for capital improvements.

Liquidity Outlook

The Company’s short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements as may be needed to support the growth of its business; (iii) dividend payments on its common stock; and (iv) potential acquisitions.

The Company’s primary sources of liquidity for the year ended December 31, 2008 were proceeds from cash generated from operations, cash reserves held at the beginning of the period, and long-term debt proceeds. At December 31, 2008, the Company had working capital of $2,399,276.

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit.

Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development and debt service, for at least the next twelve months.

Effects of Inflation

It is the opinion of management that the effects of the recent economic swings have been mitigated by prudent borrowing practices, anticipating the need for enhancements to equipment, and budgeting strategies. While the trend is uncertain going into 2009, Management anticipates that even with the economic downturns in the current economy, customers will continue to utilize telecommunications systems and services at levels that approximate their past use.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Company’s financial statements and accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparing the financial statements. The Company considers the accounting policies described below to be the most critical accounting policies because these policies are impacted significantly by estimates it makes. The Company bases its estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Valuation of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of its long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. The Company has reviewed its long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

Valuation of Goodwill

The Company has goodwill on its books related to prior acquisitions of telephone properties. The Company is required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. See Note 5 to the Consolidated Financial Statements of this Form 10-K for further details and a discussion of the Company recording a $2.291 million goodwill impairment in the fourth quarter of 2008.

Depreciation of Property, Plant, and Equipment

The Company uses the group life method to depreciate the assets of its telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. Due to rapid changes in technology and new competitors, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. The Company periodically reviews data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to its depreciation rates. The Company has not made any significant changes to the lives of assets in the three year period ended December 31, 2008.

Revenue Recognition

The Company recognizes revenues when earned, regardless of the period in which billed. The majority of the Company’s revenues are earned from providing services to its customers and providing access to its network to inter-exchange carriers.

Revenues earned from the Company’s customers come primarily from connection to its local network, cable television services, and Internet services (both dial-up and high-speed DSL). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing the Company’s facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from allowing inter-exchange carriers access to the Company’s network are based on utilization of the network by the carriers as measured by minutes of use of the network by the individual carriers, billed at tariffed access rates for both interstate calls and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each Company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while Western, Peoples, and Hutchinson settle on nationwide average schedules. Access revenues for New Ulm include an estimate of the final cost study for the year which is trued-up subsequent to December 31. Management believes the estimates included in the preliminary cost study are reasonable. The Company cannot predict the future impact that industry changes will have on interstate access revenues in 2009.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with FASB EITF 00-21, these deliverables are separate units of accounting. Customer contracts for sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax bases. The Company’s effective income tax rate is higher than the U.S. rate because of state income taxes and permanent differences including the 2008 impairment of goodwill.

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

At December 31, 2008, the Company had approximately $145,500 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. The Company expects that there will not be any additional unrecognized tax benefits to be recorded within the next year based on the tax treatment of an installment sale. (See Note 8 to the Consolidated Financial Statements of this Form 10-K.)

The Company is primarily subject to U.S., Minnesota and Iowa income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrual for interest or penalties related to income tax matters.

Derivative Instruments

The Company’s use of financial derivative instruments to manage its overall cash flow exposure to fluctuations in interest rates. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS 149”), which requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case the gains and losses are included in other comprehensive income rather than in earnings.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for its financial assets. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations, as there were no financial assets or liabilities that were measured on a recurring basis as of January 1, 2008. Financial Accounting Standards Board staff position 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value of the Company’s interest rate swap agreements were determined based on Level 2 inputs using observable inputs other than quoted prices in active markets for identical assets and liabilities to determine fair value.

The Company utilizes interest-rate swap agreements that qualify as cash-flow hedges to manage its exposure to interest rate fluctuations on a portion of its variable-interest rate debt. The market value of the cumulative gain or loss on financial derivative instruments is reported as a component of accumulated other comprehensive income loss in stockholders’ equity and is recognized in earnings over the term of the swap agreement.

Equity Method Investment

The Company is an investor in several partnerships and limited liability corporations. The Company’s percentage of ownership in these joint ventures ranges from 14.29% to 33.33%. The Company uses the equity method of accounting for these investments.

Intangible Assets

The Company amortizes its definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years, and non-competition agreements are amortized over five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In accordance with SFAS No. 142, intangible assets determined to have an indefinite useful life are not amortized.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for, and will be applied to, all future business combinations transacted on or after January 1, 2009. The adoption of SFAS No. 141(R) will not have a material impact on the Company’s consolidated financial statements.

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

The fair value of the Company’s interest-rate swap agreements discussed in Note 7 to the Consolidated Financial Statements of this Form 10-K, were determined based on Level 2 inputs.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

On September 30, 2008, the Office of the Chief Accountant of the SEC and the FASB jointly issued a release to offer guidance on Statement 157. SFAS 157-3 clarifies the application of Statement 157 by providing an example to illustrate key considerations in determination of the fair value of a financial asset when the market for that financial asset is not active.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect adoption of this pronouncement to have a material impact on its financial position, results of operations and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of foreign currency fluctuations. The Company does, however, use derivative financial instruments to manage cash flow exposure to interest rate fluctuations. The Company’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $6,000,000 of variable-rate debt through March of 2011 and $33,000,000 of variable-rate debt through March 2013. On June 23, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $3,000,000 of variable-rate debt through June of 2011 and $3,000,000 of variable-rate debt through June 2013. A summary of these agreements is contained in Note 7 to the Consolidated Financial Statements of this Form 10-K.

The gain or loss on current derivative instruments is reported as a component of other comprehensive income (loss) accumulated in stockholders’ equity. It is recognized in retained earnings when the protection agreement is terminated. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. The Company’s earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the year ended December 31, 2008, interest expense would have increased approximately $70,000.

Item 8. Financial Statements and Supplementary Data

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2008. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Ulm Telecom, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed an adverse opinion.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 30, 2009

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheet of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. New Ulm Telecom Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hector Communications Corporation, which is accounted for by the equity method of accounting. The investment in Hector Communications Corporation was $18,699,104 at December 31, 2007 and the equity in its net income was $536,504 and $162,600 for each of the two years in the period ended December 31, 2007. The financial statements of Hector Communications Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for Hector Communications Corporation is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the year ends in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP
West Des Moines, Iowa
March 14, 2008

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS:
Cash and Cash Equivalents	$3,320,510	$9,510,309
Receivables, Net of Allowance for Doubtful Accounts of $449,500 and $384,477	2,334,746	1,036,911
HTC Escrow Receivable	1,158,412	—
Income Taxes Receivable	—	458,442
Materials, Supplies, and Inventories	1,132,009	362,884
Deferred Income Taxes	1,070,103	—
Prepaid Expenses	358,372	280,848
Total Current Assets	9,374,152	11,649,394

INVESTMENTS AND OTHER ASSETS:
Goodwill	29,516,277	3,218,906
Intangibles	26,017,128	17,275
Hector Investment	18,509,695	18,699,104
Other Investments	6,379,707	1,553,519
Deferred Charges and Other Assets	349,857	1,114,964
Total Investments and Other Assets	80,772,664	24,603,768

PROPERTY, PLANT AND EQUIPMENT:
Telecommunications Plant	86,215,098	63,309,122
Other Property	3,844,092	3,173,127
Video Plant	3,909,314	2,656,683
Total Property, Plant and Equipment	93,968,504	69,138,932
Less Accumulated Depreciation	53,521,666	46,339,199
Net Property, Plant and Equipment	40,446,838	22,799,733

TOTAL ASSETS	$130,593,654	$59,052,895

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$519,003	$27,472
Accounts Payable	1,550,877	1,515,996
Accrued Income Taxes	1,570,860	—
Other Accrued Taxes	186,674	88,342
Deferred Compensation	914,338	—
Other Accrued Liabilities	2,233,124	727,971
Total Current Liabilities	6,974,876	2,359,781

LONG-TERM DEBT, Less Current Portion	51,251,825	61,443

NONCURRENT LIABILITIES:
Loan Guarantees	2,270,153	328,336
Deferred Income Taxes	13,334,880	3,018,684
Other Accrued Liabilities	191,988	—
Deferred Compensation	2,493,237	—
Financial Derivative Instruments	2,374,793	—
Total Noncurrent Liabilities	20,665,051	3,347,020

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value; 10,000,000 Shares Authorized; 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value; 90,000,000 Shares Authorized; 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,229,103)	—
Retained Earnings	45,405,280	44,758,926
Total Stockholders’ Equity	51,701,902	53,284,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,593,654	$59,052,895

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING REVENUES:
Local Network	$7,386,727	$3,865,088	$3,945,143
Network Access	14,555,198	5,891,920	6,380,661
Directory Advertising, Billing and Other Services	1,550,103	752,815	485,060
Video Services	4,426,531	2,334,580	2,096,670
Internet Services	2,548,751	1,690,225	1,558,687
Other Nonregulated Services	4,827,021	2,766,308	2,416,013
Total Operating Revenues	35,294,331	17,300,936	16,882,234

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	$5,666,472	$2,511,302	$2,457,050
Cost of Video Services	3,680,884	1,689,616	1,484,890
Cost of Internet Services	1,228,491	597,465	595,501
Cost of Other Nonregulated Services	2,646,087	1,518,707	1,157,547
Depreciation and Amortization	8,982,205	3,893,777	4,120,673
Selling, General and Administrative	7,089,864	4,028,701	3,715,457
Total Operating Expenses	29,294,003	14,239,568	13,531,118

OPERATING INCOME	6,000,328	3,061,368	3,351,116

OTHER INCOME (EXPENSES):
Gain on Sale of Cellular Investment	5,123,797	3,116,624	50,152,885
Equity in Earnings of Hector Investment	625,981	536,504	162,600
Interest and Dividend Income	498,727	895,111	619,439
Interest During Construction	145,471	—	29,858
Gain (Loss) on Disposal of Assets	22,321	—	(32,836)
Equity in Earnings of Cellular Investment	—	—	5,925,389
Interest Expense	(3,317,978)	(32,215)	(807,655)
Impairment of Goodwill	(2,291,000)	—	—
Loss on Sale of Marketable Securities	(162,999)	—	—
Other Investment Income	40,105	73,220	46,389
Abandoned Acquisition Costs	—	(5,787)	(30,697)
Total Other Income (Expenses)	684,425	4,583,457	56,065,372

INCOME BEFORE INCOME TAXES	6,684,753	7,644,825	59,416,488

INCOME TAXES	3,992,227	3,061,853	24,305,283

NET INCOME	$2,692,526	$4,582,972	$35,111,205

BASIC AND DILUTED NET INCOME PER SHARE	$0.53	$0.90	$6.86

DIVIDENDS PER SHARE	$0.40	$0.40	$3.11

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

			Accumulated Other Comprehensive Income (Loss)
					Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount

BALANCE on December 31, 2005	5,115,435	$8,525,725	$—	$23,019,926	$31,545,651

Net Income				35,111,205	35,111,205
Dividends				(15,909,003)	(15,909,003)

BALANCE on December 31, 2006	5,115,435	8,525,725	—	42,222,128	50,747,853

Net Income				4,582,972	4,582,972
Dividends				(2,046,174)	(2,046,174)

BALANCE on December 31, 2007	5,115,435	8,525,725	—	44,758,926	53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)

BALANCE on December 31, 2008	5,115,435	$8,525,725	$(2,229,103)	$45,405,280	$51,701,902

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,692,526	$4,582,972	$35,111,205
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	9,021,128	3,893,777	4,120,673
Undistributed Earnings of Cellular Investment	—	—	(3,197,149)
Gain on Sale of Celluar Investment	(5,123,797)	(3,116,624)	(50,152,885)
Impairment of Goodwill	2,291,000	—	—
Undistributed Earnings of Hector Investment	(625,981)	(536,504)	(162,600)
(Gain) Loss on Disposal of Assets	(22,321)	—	32,836
Loss on Sale of Securities	162,999	—	—
Deferred Income Taxes	(756,860)	(225,450)	(2,623,784)
Changes in Assets and Liabilities, net of Effects of Acquisition:
Receivables	(330,295)	300,456	(280,193)
Income Taxes Receivable	1,023,421	—	—
Inventories	(72,398)	(123,177)	12,361
Prepaid Expenses	166,233	(73,921)	50,858
Deferred Charges	1,007,121	(1,103,024)	—
Accounts Payable	(1,562,377)	1,265,920	(304,182)
Accrued Income Taxes	1,570,860	(22,850,482)	21,718,046
Other Accrued Taxes	8,887	11,514	(1,989)
Other Accrued Liabilities	880,923	12,347	39,671
Deferred Compensation	(1,078,106)	—	—
Net Cash Provided By (Used In) Operating Activities	9,252,963	(17,962,196)	4,362,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment, Net	(4,109,769)	(4,029,073)	(1,966,156)
Purchase of HTC (2008); Hector (2006)	(65,900,719)	—	(18,000,000)
Proceeds from Sale of Cellular Investment	5,123,797	3,116,624	74,318,762
HTC Escrow Receivable	(1,158,412)	—	—
Proceeds from Disposal of Assets	23,500	—	—
Proceeds from Sale of Marketable Securities	1,454,231	—	—
Other, Net	(238,666)	(9,362)	(47,234)
Net Cash Provided By (Used In) Investing Activities	(64,806,038)	(921,811)	54,305,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(8,018,087)	(17,217)	(15,008,294)
Loan Origination Fees	(272,465)	—	—
Issuance of Long-Term Debt	59,700,000	—	—
Dividends Paid	(2,046,172)	(2,046,174)	(15,909,003)
Net Cash Provided by (Used In) Financing Activities	49,363,276	(2,063,391)	(30,917,297)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,189,799)	(20,947,398)	27,750,943

CASH AND CASH EQUIVALENTS at Beginning of Year	9,510,309	30,457,707	2,706,764
CASH AND CASH EQUIVALENTS at End of Year	$3,320,510	$9,510,309	$30,457,707

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

New Ulm Telecom, Inc.’s (Company) principal line of business is providing local telephone service, Internet, digital video, and access to long-distance telephone service through local exchange networks. The Company owns and operates four independent telephone companies serving nine communities in southern Minnesota, one community in Iowa and the adjacent rural areas, two competitive local exchange carriers (CLECs), and operates cable television systems in ten communities. The Company also has investments (See “Investments and Other Assets” in this Note to the Financial Statements).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets annually or when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of its assets with the sum of the undiscounted cash flows expected to be provided by operating and eventually disposing of the asset. Should the sum of the expected future net cash flows be less than carrying values, the Company would determine whether an impairment loss should be recognized. No impairment losses have been identified in the financial statements.

Investments and Other Assets

The Company is an investor in several partnerships and limited liability corporations The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company’s share of operating income or losses from the respective operations. The Company has investments in FiberComm, LLC, Hector Communications Corporation, SHAL Networks, Inc., SHAL, LLC., Direct Communications, En-Tel Communications, LLC, Independent Emergency Services, LLC, and Broadband Visions, LLC. The Company had an investment in Midwest Wireless Holdings, L.L.C. (MWH) (prior to its October 2, 2006 sale to Alltel).

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Goodwill and Intangible Assets

The Company reviews its goodwill and intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in accordance with SFAS No. 142 Goodwill and Other Intangibles.

The test for goodwill impairment is a two-step process. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; thus, the second step of the impairment testing is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life. See Note 5 to the Consolidated Financial Statements of this Form 10-K for further details.

Revenue Recognition

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest During Construction

The Company includes in its telecommunications plant account an average cost of debt used for the construction of the plant.

Income Taxes and Investment Tax Credits

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnerships and intangible assets due to the differences between book and tax bases. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes and the impairment of goodwill in 2008.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. As required by FIN 48, the Company recognized the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that needed to be adjusted. The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At December 31, 2008, the Company had approximately $145,500 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. As of December 31, 2007, and December 31, 2008, the Company had no accrual for interest or penalties related to income tax matters. The Company is primarily subject to U.S., Minnesota and Iowa income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and receivables. The Company places its cash investments with high credit quality financial institutions in accounts which, at times, may exceed the federally insured limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers.

Collection of Taxes from Customers

Sales, excise, and other taxes are imposed on most of the Company’s sales to nonexempt customers. The Company collects the taxes from customers and remits the entire amounts to the governmental authorities. The Company’s accounting policy is to exclude the taxes collected and remitted from revenues and expenses.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

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

Basic and Diluted Net Income Per Common Share

Basic and diluted net income per common share is based on the weighted average number of shares outstanding of 5,115,435.

NOTE 2 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment for December 31, 2008 and 2007 includes the following:

	2008	2007

Telecommunications Plant:
Land	$422,575	$176,783
Buildings	6,381,340	2,163,270
Other Support Assets	5,721,205	3,538,097
Central Office Equipment	30,943,925	29,071,543
Cable and Wire Facilities	38,649,645	25,989,689
Other Plant and Equipment	394,323	394,323
Plant Under Construction	3,702,083	1,975,417
	86,215,098	63,309,122

Other Property	3,844,092	3,173,127
Video Plant	3,909,314	2,656,683

Total Property, Plant and Equipment	$93,968,504	$69,138,932

Depreciation is computed using the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,182,058, $3,891,725 and $4,118,621 in 2008, 2007, and 2006. The composite depreciation rates on telecommunications plant and equipment for the three years ended December 31, 2008, 2007 and 2006 were 7.6%, 5.9%, and 6.5%. Other property is depreciated over estimated useful lives of three to fifteen years.

NOTE 3 – ACQUISITION OF HUTCHINSON TELEPHONE COMPANY

On January 4, 2008, New Ulm Telecom, Inc. completed the acquisition of Hutchinson Telephone Company for approximately $83 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with approximately 50,000 connections in a number of Minnesota and Iowa communities.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Merger Agreement, approximately $72.0 million was distributed to former shareholders of HTC immediately. An additional $5.7 million was placed in an escrow account covering (i) indemnification of New Ulm in the amount of $5.2 million covering the representations and warranties of HTC for a period of 15 months from closing and (ii) a “True-Up Reserve” and “Shareholder Fund Amount” in the aggregate amount of $500,000.

The remaining HTC escrow receivable of $1,158,412 is shown on the Balance Sheet in current assets, and is in dispute related to the working capital reconciliation from the acquisition of HTC. The Company expects to collect the full amount.

Statement of Financial Accounting Standards No. 141, “Business Combinations,” establishes criteria for determining whether intangible assets should be recognized separately from goodwill. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

Operations for the Company reflect business activity from HTC from date of acquisition on January 4, 2008.

The total allocation of the net purchase price of HTC based on an independent valuation is shown below:

Current Assets	$20,949,280
Property, Plant, and Equipment	19,829,176
Investments	3,687,200
Customer Relationship Intangible	19,200,000
Trade Name Intangible	800,000
Regulatory Rights Intangible	4,000,000
Video Franchise Intangible	3,000,000
Non-Competition Agreement Intangible	800,000
Excess Costs Over Net Assets Acquired (Goodwill)	28,588,372
Other Assets	1,030,689
Current Liabilities	(1,611,524)
Deferred Liabilities	(17,504,769)
Total Purchase Price	82,768,424
Less Cash and Cash Equivalents Acquired	(12,789,488)
Less Deferred Compensation Agreements	(4,078,217)

Cash Paid for Acquisition	$65,900,719

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at estimated fair values as of the date of acquisition. Based upon the Company’s final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was approximately $56 million. The Company recorded intangible assets related to the acquired company’s customer relationships of $19,200,000, trade names of $800,000, regulatory rights of $4,000,000, video franchises of $3,000,000 and a non-compete agreement of $800,000. The estimated useful life of the customer relationships intangible asset is 14 years, regulatory rights intangible asset is 15 years, and non-compete agreement intangible asset is 5 years. The trade names intangible asset and video franchises intangible asset have indefinite lives and are not subject to amortization. The Company cannot deduct the goodwill on this transaction for income tax purposes.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information on the Acquisition of HTC

The following pro forma results presented are for 2007 as if the HTC acquisition had been completed on January 1, 2007. The Company is providing these unaudited pro forma condensed Statements of Income to facilitate analysis of the 2008 Statements of Income. No pro forma results have been presented for 2008 as the closing occurred on January 4, 2008.

	TWELVE MONTHS ENDED DECEMBER 31, 2007
	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
Revenues	$17,300,936	$16,565,919	$—		$33,866,855

Net Income	$4,582,972	$3,429,436	$(2,963,000	) *	$5,049,408

Basic and Diluted Net Income Per Share	$0.90	$0.67	$(0.58)		$0.99

*	These adjustments include Amortization and Interest Expense, net of the related tax benefit.

NOTE 4 - CELLULAR INVESTMENT

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

Income and cash distributions from MWH were as follows for the year ended December 31, 2006:

Income Recorded	$5,925,389
Cash Distributions	2,728,240

The following is summarized financial information from MWH as of and for the period ended October 2, 2006:

Current Assets	$36,130,833
Noncurrent Assets	356,934,252
Current Liabilities	118,687,337
Noncurrent Liabilities	3,518,305
Members’ Equity	270,859,443
Revenues	219,577,883
Operating Income	72,917,668
Net Income	60,174,958

In November 2005, Alltel Corporation (Alltel) entered into a definitive agreement to purchase MWH licenses, customers and network assets for $1.075 billion in cash (see Note 17 to the Consolidated Financial Statements of this Form 10-K).

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GOODWILL AND INTANGIBLES

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2008, the Company’s goodwill totaled $29,516,277 of which $3,218,905 is related to wireline acquisitions made in previous years. Goodwill was increased by $28,588,372 during 2008 for the acquisition of HTC, and decreased $2,291,000 for impairment of goodwill.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis, or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Such circumstances include but are not limited to (1) a significant adverse change in the business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Determining an impairment involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

During 2008, the Company monitored events and changes in circumstances that could result in an impairment of goodwill. Due to the changes in financial and credit markets, and overall valuations of telecommunications properties, the Company tested its goodwill in the fourth quarter of 2008. As a result of this testing, the Company determined that the carrying value of the reporting unit exceeded the fair value and recorded a non-cash impairment charge of $2,291,000. The non-cash impairment charge did not and is not expected to have any impact on the Company’s operations.

The Company’s intangible assets subject to amortization consist of acquired customer relationships, regulatory rights, and noncompetition agreement. Amortization expense was $1,839,070, $2,052, and $2,052 for 2008, 2007, and 2006. Amortization expense for the next five years is estimated to be:

2009	$1,800,147
2010	1,800,147
2011	1,800,147
2012	1,800,147
2013	1,640,147

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with definite lives are amortized over useful lives. The components of the Company’s identified intangible assets are as follows:

		December 31, 2008		December 31, 2007
	Useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Customers Relationships	14-15 yrs	$19,230,785	1,386,990	$30,785	$13,510
Regulatory Rights	15 yrs	4,000,000	266,667	—	—
Non-Competition Agreement	5 yrs	800,000	160,000	—	—
Indefinitely-lived intangible assets
Trade name		800,000	—	—	—
Video Franchise		3,000,000	—	—	—
Total		$27,830,785	$1,813,657	$30,785	$13,510

Net identified Intangible Assets			$26,017,128		$17,275

NOTE 6 - LONG-TERM DEBT

Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with CoBank, ACB. These mortgage notes are to be repaid in quarterly installments, covering principal and interest, beginning in the year of issue and maturing on December 31, 2014.

The security and loan agreements underlying the CoBank, ACB notes contained certain restrictions on distributions to shareholders, investment in, or loans to, others. In addition, the Company is required to maintain certain financial ratios for total leverage, equity to total assets, and debt service. During the first three quarters of 2008, the specified financial ratios outlined in the loan agreements were achieved. For the period ended December 31, 2008, the Company did not meet its “equity to total asset ratio” requirement. The company has obtained a waiver from CoBank, ACB for this covenant for the December 31, 2008 period. All other specified financial ratios outlined in the loan agreements were achieved at December 31, 2008.

Secured Credit Facility:

In connection with its acquisition of HTC, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. Under the credit facility, New Ulm and HTC entered into separate Master Loan Agreements (MLA) and a series of supplements to the respective MLAs.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the two MLAs and supplements, New Ulm and HTC have borrowed $59,700,000 and entered into promissory notes on the following terms:

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt is as follows:

	2008	2007

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $125,000 (beginning in 2008 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	$14,500,000	$—

Secured seven-year revolving credit facility to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	7,500,000	—

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	29,700,000	—

Secured seven-year revolving credit facility to CoBank, ACB with a notional variable rate of interest through December 31, 2014	—	—

Unsecured ten-year note with the City of Redwood Falls payable semi-annually (beginning in 2002), at a fixed 5% interest rate maturing on January 1, 2012.	70,828	88,915
	51,770,828	88,915
Less: Amount due within one year	519,003	27,472
Total Long Term Debt	$51,251,825	$61,443

As described in Note 7 to the Consolidated Financial Statements of this Form 10-K, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million at a weighted average rate of 5.72% at December 31, 2008. The additional $11.2 million available under the credit facility remains subject to variable interest rates, with a current outstanding balance of $6.7 million, at an effective weighted average interest rate of 2.825% at December 31, 2008.

Required principal payments for the five years 2009 through 2013 are as follows:

2009	$519,003
2010	$2,957,965
2011	$3,458,976
2012	$3,448,883
2013	$3,438,000

Cash payments for interest, net of amounts capitalized, were $3,222,283, $46,045, and $832,314 in 2008, 2007, and 2006.

NOTE 7 – INTEREST RATE SWAPS

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To meet this objective, both New Ulm and HTC entered into separate Interest Rate Swap Agreements with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, New Ulm and HTC have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, the Company (either New Ulm or HTC) pays a fixed contractual interest rate and either (i) makes an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receives a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of December 31, 2008, the Company had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Effective Interest Rate (1)

New Ulm	03/31/2011	$2,000,000	4.92%: (LIBOR Rate of 2.67%, plus 2.25% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.51%; (LIBOR Rate of 3.26%, plus 2.25% LIBOR Margin)

New Ulm	06/30/2011	$3,000,000	6.40%; (LIBOR Rate of 4.15%, plus 2.25% LIBOR Margin)

New Ulm	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus 2.25% LIBOR Margin)

HTC	03/31/2011	$4,000,000	5.17% (LIBOR Rate of 2.67%, plus 2.50% LIBOR Margin)

HTC	03/31/2013	$21,750,000	5.76%; (LIBOR Rate of 3.26%, plus 2.50% LIBOR Margin)

(1) As noted above in Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.25% over the applicable LIBOR rate for New Ulm and 2.50% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate the Company pays giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133. The effect of these hedging transactions has been reflected in the financial statements for the period ending December 31, 2008, accounting for a net $1,413,713 unrealized loss reported in other comprehensive loss.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the fair value of its interest rate swap agreements at December 31, 2008 based on valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive if the contracts were canceled or transferred to other parties. At December 31, 2008, the fair value loss on the swaps was $2,374,793, which has been recorded net of deferred tax benefit of $961,080, for the $1,413,713 in other comprehensive loss.

NOTE 8 - INCOME TAXES AND INVESTMENT TAX CREDITS

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2008	2007	2006
Taxes currently payable
Federal	3,593,900	2,655,807	20,718,269
State	1,155,187	631,496	6,210,798
Deferred Income Taxes	(756,860)	(225,450)	(2,623,784)

Total Income Tax Expense	3,992,227	3,061,853	24,305,283

A change in the estimated amount provided for the 2006 corporate income taxes has been recorded in the estimated income taxes for the year ended December 31, 2007 and is reflected in the 2007 tax rate. The change occurred as a result of a reduced state tax liability (net of federal tax) of approximately $632,000 or $0.12 per share, as reported on the 2006 tax return as filed.

Effective January 1, 2007, New Ulm Telecom, Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. As required by FIN 48, the financial statement benefit of a tax position is recognized only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits for which adjustments were needed. The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of January 1, 2007, the Company recognized no interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance Beginning of Year	$155,616	$—
Gross Increases	—	—
HTC Acquisition	26,524	—
Current Period Tax Positions	48,400	155,616
Gross Decreases	—	—
Prior Period Tax Positions	(85,108)	—
Current Period Tax Positions	—	—
Settlements	—	—
Lapse of Statute of Limitations	—	—
Balance at End of Year	$145,432	$155,616

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the balance at December 31, 2008 are unrecognized tax benefits related to positions taken on state income tax return filings and amounts based on the tax treatment of an installment sale.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2008 and 2007 the Company had $145,432 and $155,616 of unrecognized tax benefits respectively that, if recognized, would affect the effective tax rate.

The Company is primarily subject to U.S., Minnesota and Iowa income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Currently, the Internal Revenue Service is examining the Company’s 2006 and 2007 Federal tax returns. The examination of these returns is expected to be completed in the second quarter of 2009. As of December 31, 2008, the Company had no accrual for interest or penalties related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2008	2007	2006

Statutory Tax Rate	35.00%	35.0%	35.0%
Effect of:
Surtax exemption	(1.0)	(1.0)	—
State income taxes net of federal tax benefit	10.09	6.4	5.6
Impairment of Goodwill	11.65	—	—
Other, net	3.98	(0.4)	0.3
Effective tax rate	59.72%	40.0%	40.9%

Deferred income taxes and unrecognized tax benefits reflected in the Consolidated Balance Sheets are summarized as follows:

	2008	2007	2006
Current Deferred Tax (Assets) / Liablities
Accrued Expenses	$(403,873)	$—	$—
Deferred Compensation	(359,714)	—	—
Other	(306,516)	—	—
Subtotal Current Deferred Tax (Assets) / Liabilities	(1,070,103)	—	—

Non-Current Deferred Tax (Assets) / Liablities
Fixed Assets	5,343,249	3,485,432	3,406,934
Intangible Assets	8,931,787	—	—
Unrealized Losses on Interest Rate Swaps	(961,080)	—	—
Deferred Compensation	(1,004,900)	—	—
Partnership Basis	880,392	(259,776)	82,300
Other	—	(362,589)	(245,100)
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	13,189,448	2,863,067	3,244,134
Unrecognized Tax Benefit	145,432	155,616	—
Total	12,264,777	$3,018,683	$3,244,134

Cash payments for income taxes, net of refunds, were $2,484,485, $26,137,785, and $5,221,021, in 2008, 2007, and 2006.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RETIREMENT PLAN

The Company has a 401(k) employee savings plan in effect for those employees who meet certain age and service requirements. The Company’s contribution to its 401(k) employee savings plan was $426,266, $226,201, and $215,231 in 2008, 2007 and 2006.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

It was not practicable to estimate a fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. The Company conducted an evaluation of its investments in all of its companies in connection with the preparation of its audited financial statements. The goodwill impairment is described in Note 5 to the Consolidated Financial Statements of this Form 10-K. After giving effect to this adjustment, the Company believes the carrying value of its investments is not impaired.

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

The Company’s financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

NOTE 11 – FAIR VALUE MEASUREMENTS

As discussed in Note 1, the Company adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Adoption of SFAS No. 157 was limited to financial assets and liabilities, and primarily relates to the Company’s interest rate swap agreements.

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market–corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3:	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

In 2008, the Company entered into interest rate swaps to manage its cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. As a result, any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on Level 2 Inputs on the interest rate swap agreements had incurred a loss of $2,374,793 at December 31, 2008.

NOTE 12 - COMMITMENTS

The Company’s capital budget for 2009 is approximately $6,000,000, which will be financed through internally generated funds. At December 31, 2008, the Company had signed a purchase agreement in the amount of $1,527,522 with a supplier for the purchase of an integrated business support systems/operations support systems solution. As of December 31, 2008, the Company had $1,227,522 remaining due on its commitment. This purchase will upgrade the current systems and offer enhanced operability and reporting functions.

NOTE 13 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $999,180, $107,780, and $152,460 during the years ended December 31, 2008, 2007 and 2006, relating to plant and equipment additions placed in service during 2008, 2007 and 2006, which are reflected in accounts payable at year end.

NOTE 14 – OTHER INVESTMENTS

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including digital video services and fiber optic transport services, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. For a listing of the Company’s investments, see Note 20 – Segment Information of the Consolidated Financial Statements to this Form 10-K.

	December 31, 2008
	Cost and Guarantees	Prior Income (Loss)	2008 Income (Loss)	Cumulative Distributions	Total	December 31, 2007 Total

Other Equity Method Investments:
En-Tel	$3,348,484	$(3,152,761)	$(210,593)	$—	$(14,870)	$—
SHAL, LLC	1,446,612	57,147	129,169	(723,000)	1,132,306	—
SHAL Networks, Inc.	571,517	1,979,581	35,170	(1,300,000)	1,286,268	—
Other Investments					1,738,109	929,556
Other Non-Equity Investments					2,237,894	623,963

Total Other Investments					$6,379,707	$1,553,519

The carrying value of SHAL, LLC, SHAL Networks, Inc. and IES exceed the underlying net assets by $943,781 as a result of the purchase price allocation.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - GUARANTEES

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

The Company’s HTC subsidiary, which was acquired on January 4, 2008, has guaranteed several loans as set forth below:

Through HTC, the Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (collectively “SHAL”), which was formed to provide fiber optic cable facilities in Minnesota. The Company, along with the other members of SHAL, has agreed to guarantee portions of SHAL’s debt to Rural Telephone Finance Cooperative (RTFC). The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At December 31, 2008, SHAL owed $5,205,070 on the guaranteed debt. The note is due in 2014. HTC has guaranteed 33.33% of the principal on this note, which was $1,735,023 at December 31, 2008. This guarantee has not been reflected on the Company’s financial statement.

Through HTC, the Company also has a 31.88% ownership in En-Tel Communications, LLC (En-Tel), which was formed to provide competitive local exchange services in the Willmar, Minnesota area. HTC, along with some of the other members of En-Tel, agreed to guarantee portions of En-Tel’s two debt obligations to the RTFC. HTC and the other members would be required to pay their respective guaranteed portions if En-Tel cannot make payments or if the debt is called. The first En-Tel note was entered into on November 13, 2000 in the amount of $12,138,889, and is due in 2015. At December 31, 2008, En-Tel owed $7,883,398 on this first note. HTC has guaranteed 25% of the principal of this note. The second En-Tel note was entered into on December 2, 2003 in the amount $5,500,000 and is due in 2018. At December 31, 2008, En-Tel owed $4,561,081 on this second note. HTC has guaranteed 50% of the principal of this note. As part of its purchase price allocation, the Company has recorded $1,895,153 as a liability related to the En-Tel guarantees.

NOTE 16 – DEFERRED COMPENSATION

The Company, due to the acquisition of HTC, has recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees, and a non-compete agreement totaling $2,365,166, and continuation of certain employee benefits.

NOTE 17 – SALE OF MIDWEST WIRELESS HOLDINGS LLC

Prior to the sale of MWH, the Company owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. New Ulm received its prorata share of the amount in escrow during April 2007, approximately $3.1 million, plus accrued interest; and January 2008, approximately $5.1 million, plus accrued interest.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) includes two items in addition to net income (loss). The first is unrealized loss resulting from the Company’s one-third ownership of Hector Communications Corporation (HCC), and the resulting share of HCC’s other comprehensive income (loss). HCC’s comprehensive income (loss) differs from the “HCC investment income” reported on the Company’s Consolidated Statements of Income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes, which the Company has entered into with CoBank, ACB, covering $45.0 million of the Company’s indebtedness to CoBank, ACB, as described in Note 7 to the Consolidated Financial Statements of this Form 10-K.

The components of comprehensive income (loss) were comprised of the following:

	December 31,
	2008	2007	2006
Net Income	$2,692,526	$4,582,972	$35,111,205

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) of Equity Method Investment	(815,390)	—	—

Change in Unrealized Gains (Losses) of
Interest Rate Swap Agreements, Net of
Deferred Income Taxes	(1,413,713)	—	—

Total Comprehensive Income	$463,423	$4,582,972	$35,111,205

NOTE 19 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION (HCC)

On November 3, 2006, the Company acquired a one-third interest in HCC. HCC is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of HCC

Hector investment consists of the following:

	2008	2007	2006
Equity Investment	$18,000,000	$18,000,000	$18,000,000
Loan Guarantee	—	—	2,133,333
Cumulative Income	1,325,085	699,104	162,600
Cumulative Other Comprehensive Income	(815,390)	—	—
Cumulative Distributions	—	—	—

Total	$18,509,695	$18,699,104	$20,295,933

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from HCC was as follows for year ended December 31, 2008, December 31, 2007, and for the period from acquisition (November 3, 2006) to December 31, 2006:

	2008	2007	2006
Balance Beginning of Year	$699,104	$162,600	$—
Current Income	625,981	536,504	162,600
Current Distributions	—	—	—

Cumulative Undistributed Earnings	$1,325,085	$699,104	$162,600

The following is summarized financial information from HCC as of the year ended December 31, 2008, December 31, 2007, and for the period from acquisition (November 3, 2006) to December 31, 2006:

	2008	2007	2006
Current Assets	$6,836,347	$12,195,812	$34,920,241
Noncurrent Assets	136,784,812	142,804,473	142,206,163
Current Liabilities	10,073,803	7,796,698	33,123,755
Noncurrent Liabilities	78,018,053	91,639,903	89,638,886
Stockholders’ Equity	55,529,303	55,563,684	54,363,763

Revenues	28,871,947	30,484,910	5,295,962
Operating Income	6,644,057	7,186,478	1,571,100
Net Income	1,877,944	1,609,214	488,133

The audited financial statements of HCC are included in this Form 10-K.

NOTE 20 – SEGMENT INFORMATION

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Phonery Segment

●

This Segment contains the sales and service of customer premise equipment (CPE) and transport operations of New Ulm Phonery, Inc. (Phonery), Western, Peoples, HTC, all of which are wholly-owned subsidiaries. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc. and HTI; and the retail operations of TechTrends, Inc., all wholly-owned subsidiaries.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows:

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Year Ended December 31, 2008:
Operating Revenues	$33,817,406	$813,121	$4,135,180	$(3,471,376)	$35,294,331
Depreciation and Amortization	8,774,280	—	207,925	—	8,982,205
Operating Expenses, Excluding Depreciation and Amortization	20,883,438	525,979	2,373,757	(3,471,376)	20,311,798
Operating Income	4,159,688	287,142	1,553,498	—	6,000,328
Interest Expense	(3,317,978)	—	—	—	(3,317,978)
Gain on Sale of Cellular Investment		5,123,797	—	—	5,123,797
Impairment of Goodwill	(2,291,000)	—	—	—	(2,291,000)
Hector Investment Income	625,981	—	—	—	625,981
Other Investment Income	385,462	158,163	—	—	543,625
Income Taxes	(1,071,961)	(2,283,332)	(636,934)	—	(3,992,227)
Net Income (Loss)	$(1,509,808)	$3,285,770	$916,564	$—	$2,692,526

Total Assets	$122,470,725	$72,536	$8,050,393	$—	$130,593,654

Capital Expenditures	$3,997,478	$—	$112,291	$—	$4,109,769

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Year Ended December 31, 2007:
Operating Revenues	$15,516,352	$708,807	$2,057,501	$(981,724)	$17,300,936
Depreciation and Amortization	3,817,512	—	76,265	—	3,893,777
Operating Expenses, Excluding Depreciation and Amortization	9,688,213	564,561	1,074,741	(981,724)	10,345,791
Operating Income	2,010,627	144,246	906,495	—	3,061,368
Interest Expense	(32,215)	—	—	—	(32,215)
Gain on Sale of Cellular Investment	—	3,116,624	—	—	3,116,624
Hector Investment Income	536,504	—	—	—	536,504
Other Investment Income	750,254	212,290	—	—	962,544
Income Taxes	(1,321,414)	(1,373,580)	(366,859)	—	(3,061,853)
Net Income	$1,943,756	$2,099,580	$539,636	$—	$4,582,972

Total Assets	$51,750,530	$76,071	$7,226,294		$59,052,895

Capital Expenditures	$4,004,509	$—	$24,564	$—	$4,029,073

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Year Ended December 31, 2006:
Operating Revenues	$15,412,087	$21,489,893	$1,866,787	$(21,886,533)	$16,882,234
Depreciation and Amortization	4,055,177	2,216,856	65,496	(2,216,856)	4,120,673
Operating Expenses, Excluding Depreciation and Amortization	9,071,687	12,659,177	898,621	(13,219,040)	9,410,445
Operating Income	2,285,223	6,613,860	902,670	(6,450,637)	3,351,116
Interest Expense	(710,785)	(608,925)	—	512,055	(807,655)
Cellular Investment Income				5,925,389	5,925,389
Gain on Sale of Cellular Investment	—	50,152,885	—	—	50,152,885
Hector Investment Income	162,600	—	—	—	162,600
Other Investment Income	632,153	(13,193)	—	13,193	632,153
Income Taxes	(782,238)	(23,155,539)	(367,506)	—	(24,305,283)
Net Income	$1,586,953	$32,989,088	$535,164	$—	$35,111,205

Total Assets	$34,448,033	$39,070,144	$6,537,664	$—	$80,055,841

Capital Expenditures	$1,950,205	$2,294,359	$15,951	$(2,294,359)	$1,966,156

NOTE 21 – UNAUDITED QUARTERLY OPERATING RESULTS

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended

	March 31	June 30	September 30	December 31	Total
2008:
Revenues[1]	$8,966,960	$8,992,383	$9,211,834	$8,123,154	$35,294,331
Operating Income	1,758,036	1,419,610	1,908,992	913,690	6,000,328
Net Income [2]	4,017,252	346,108	923,337	(2,594,171)	2,692,526
Basic and Diluted Net Income per Share	$0.79	$0.07	$0.18	$(0.51)	$0.53

2007:
Revenues	$4,077,107	$4,176,631	$4,412,028	$4,635,170	$17,300,936
Operating Income	612,271	503,988	931,933	1,013,176	3,061,368
Net Income	737,606	2,477,940	1,486,484	(119,058)	4,582,972
Basic and Diluted Net Income per Share	$0.14	$0.48	$0.29	$(0.01)	$0.90

The Company’s net income for the quarters ended June 30, 2007 and March 31, 2008 increased due to the gain on the installment portion of the sale of its cellular investment (MWH) to Alltel, less income taxes.

          1Includes revenues of HTC.

          2Includes goodwill impairment of $2,291,000 during the fourth quarter of 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – TRANSACTIONS WITH EQUITY METHOD INVESTMENTS

The Company receives and provides services to various partnerships and limited liability companies in which it is an investor. Services received include directory services, digital video, special access, central office switching, and telecommunications circuits. Services provided include board meeting attendance, labor and materials to extend an existing fiber route, internet help desk services, management services, and labor. Cost of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

Total revenues from transactions with affiliates were $2,049,451, $499,242, and $12,988 for 2008, 2007, and 2006. Total expenses from transactions with affiliates were $663,693, $284,923, and $328,354 for 2008, 2007, and 2006.

NOTE 23 — SUBSEQUENT EVENTS

The Company expects to guarantee a portion of the indebtedness of FiberComm, LC in connection with additional financing by American State Bank to FiberComm, LC. The proceeds of the financing are being used for a fiber-optic cable project. The amount of the additional financing will be $1,250,000. The Company’s maximum potential liability under the terms of this additional guarantee is $312,500.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 24, 2008, Kiesling Associates LLP (“Kiesling’) was dismissed as the independent public accountants for New Ulm Telecom, Inc. (the “Company”). Kiesling performed audits of the Company’s consolidated financial statements for the years ended December 31, 2005, 2006 and 2007. Kiesling’s reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Kiesling was recommended and approved by the Audit Committee of the Board of Directors.

During the two years ended December 31, 2007, and from January 1, 2008 through June 24, 2008, the effective date of Kiesling’s dismissal, (a) there were no disagreements between the Company and Kiesling on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Kiesling to make reference to the subject matter of these disagreements in connection with its report on the Company’s financial statements for these years, and (b) there were no reportable events.

The Company requested that Kiesling furnish it with a letter addressed to the SEC stating whether or not Kiesling agreed with the statements made by the Company set forth above, and if not, stating the respects in which Kiesling did not agree. The Company provided Kiesling with a copy of the foregoing disclosures. Kiesling has furnished a letter addressed to the SEC dated June 27, 2008, stating that it agrees with the above statements.

Selection of Olsen Thielen & Co., Ltd.

On June 24, 2008, the Audit Committee of the Board of Directors of the Company recommended and approved the engagement of Olsen Thielen & Co., Ltd. (“Olsen Thielen”) as the Company’s independent auditors for the fiscal year ended December 31, 2008 to replace Kiesling.

During the two most recent fiscal years and the subsequent interim period through the date of Form 8-K, the Company did not consult with Olsen Thielen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either subject of a disagreement or a reportable event.

Olsen Thielen served as independent auditors for Hutchinson Telephone Company, however, which was acquired by the Company in January 2008. The Form 8-K/A filed with SEC on March 23, 2008 included financial statements of Hutchinson Telephone Company for the years ended December 31, 2005, 2006 and 2007, as audited by Olsen Thielen.

Olsen Thielen also audits Hector Communication Corporation (“Hector”) a one-third owned equity method investee of the Company. Hector’s financial statements have been included in the Company’s 10-K filings since its acquisition on November 2006.

Item 9A. Controls and Procedures

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and except as described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is authorized, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management, including its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s evaluation identified a material weakness in the Company’s internal control over reliance on an independent tax consultant. Specifically, the Company did not have, and through its engagement of an independent tax consultant, did not acquire, adequate technical expertise to effectively oversee and review the Company’s tax accounting for the Company’s ownership of an equity method investment. The Company hired an independent tax consultant to prepare its income tax provision and returns. There was an error in the tax treatment of its equity method investment that has been corrected in the 2008 financial statements. As a result of the material weakness discussed above, management has determined that its internal control over financial reporting was not effective as of December 31, 2008.

Remediation Steps Related to Material Weaknesses

Management recognizes that the Company does not currently exercise adequate oversight in relation to its income tax provision and return preparation. Management is currently assessing options to remediate this material weakness.

Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Olsen Thielen, an independent registered public accounting firm, as stated in their report that follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
New Ulm Telecom, Inc.

We have audited New Ulm Telecom, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). New Ulm Telecom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. In its assessment, the Company identified a material weakness in the internal control over reliance on an independent tax consultant in relation to its income tax provision and returns preparation. There was an error in the tax treatment of an equity method investment that has been corrected in the 2008 financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our reported dated March 30, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, New Ulm Telecom, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of New Ulm Telecom, Inc. and subsidiaries and our report dated March 30, 2009 expressed an unqualified opinion.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 30, 2009

Changes in Internal Controls over Financial Reporting During 2008 Fourth Quarter

During the fourth quarter of 2008, the Company implemented various improvements to internal controls, which included: (i) applying existing controls to the newly acquired HTC entity for purchase order process, customer service payment recording process, bank reconciliation review process, and human resource process, including hiring and termination process; (ii) updating and distributing employee handbooks that include the Company’s Information Security Policy; (iii) holding training with all employees on Code of Conduct and use of customer proprietary network information (CPNI), and (iv) contracting with MACC to provide carrier access billing services for HTC and HTI. Except for the items discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference the information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its definitive proxy statement for the annual meeting of shareholders to be held May 28, 2009.

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

Item 11. Executive Compensation

The Company incorporates by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in its definitive proxy statement for the annual meeting of stockholders to be held May 28, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in its definitive proxy statement for the annual meeting of stockholders to be held May 28, 2009.

The Company does not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its definitive proxy statement for the annual meeting of stockholders to be held May 28, 2009.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained under the caption “Independent Registered Public Accounting Firm” in its definitive proxy statement for the annual meeting of stockholders to be held May 28, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:

		Pages

	Report of Independent Registered Public Accounting Firm	38-39

	Consolidated Balance Sheets at December 31, 2008 and 2007	40-41

	Consolidated Statements of Income for the Three Years Ended December 31, 2008, 2007, and 2006	42

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2008, 2007, and 2006	43

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2008, 2007, and 2006	44

	Notes to Consolidated Financial Statements	45-66

(a) 2.	Consolidated Financial Statement schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	75

	Schedule II – Valuation and Qualifying Accounts	76

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

		77-96

(c)	Exhibits Required

	See “Index to Exhibits”	98-99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 30, 2009 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 30, 2009

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	1/1/08 Beginning Balance	2008 Additions	2008 Recoveries	2008 Write- Offs	12/31/08 Ending Balance

Customers	$126,477	$68,693	$45,913	$(78,583)	$162,500
Interexchange Carriers	258,000	29,000	—	—	287,000

Total	$384,477	$97,693	$45,913	$(78,583)	$449,500

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hector Communications Corporation
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and for the period from acquisition (November 3, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 16, 2009

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,227,462	$7,551,276
Accounts receivable (net of allowance of $72,833 and $72,548)	2,209,617	2,454,914
Other receivables	—	904,845
Materials, supplies and inventories (Note 1)	579,251	854,608
Deferred income taxes	715,000	308,900
Other current assets	105,017	121,269
Total current assets	6,836,347	12,195,812

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 3)	45,377,089	40,479,567
less accumulated depreciation	(13,091,766)	(7,089,124)
Net property, plant and equipment	32,285,323	33,390,443

OTHER ASSETS:
Excess of cost over net assets acquired (Note 4)	60,191,264	61,867,411
Intangibles (Note 4)	35,619,800	38,724,400
Investment in unconsolidated affiliates (Note 6)	4,158,544	3,767,700
Other investments (Notes 1, 7 and 9)	3,877,656	4,267,685
Other assets (Note 1)	652,225	786,834
Total other assets	104,499,489	109,414,030
TOTAL ASSETS	$143,621,159	$155,000,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 9)	$4,500,000	$4,100,000
Accounts payable	755,021	887,625
Payable to affiliates	110,257	128,730
Midwest Wireless proceeds payable to USCC (Note 5)	—	832,701
Accrued expenses	1,535,263	1,847,642
Fair Value of Interest Rate Swaps (Note 10)	1,211,586	—
Income taxes payable	1,961,676	—
Total current liabilities	10,073,803	7,796,698

Long-Term Debt, less current portion (Note 9)	59,949,725	71,094,643
Deferred Income Taxes (Note 8)	14,786,658	18,748,728
Fair Value of Interest Rate Swaps (Note 10)	2,436,662	907,899
Deferred Compensation (Note 11)	845,008	888,633
Total liabilities	78,018,053	91,639,903
STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	3,975,471	2,097,527
Accumulated other comprehensive losses	(2,446,168)	(533,843)
Total Stockholders’ Equity	55,529,303	55,563,684
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,621,159	$155,000,285

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM
ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	2008	2007	2006
REVENUES:
Voice services	$18,601,793	$20,347,184	$3,427,671
Video services	2,616,771	2,530,562	501,888
Internet services	5,203,560	4,885,670	759,355
Other nonregulated services	2,449,823	2,721,494	607,048
Total revenues	28,871,947	30,484,910	5,295,962

COSTS AND EXPENSES:
Plant operations, excluding depreciation	6,315,371	5,914,863	673,973
Customer operations	1,342,481	1,384,184	239,988
General and administrative	2,543,234	3,413,556	415,275
Depreciation and amortization	9,290,992	9,936,713	1,302,627
Other operating expenses	2,735,812	2,649,116	1,092,999
Total costs and expenses	22,227,890	23,298,432	3,724,862

OPERATING INCOME	6,644,057	7,186,478	1,571,100

OTHER INCOME (EXPENSE):
Interest expense	(4,335,349)	(6,186,228)	(1,089,495)
Interest and dividend income	301,896	662,751	322,854
Income from investments in unconsolidated affiliates (Note 6)	304,082	245,245	28,354
Gain on sale of assets	233,258	829,968	—
Other income (expense), net	(3,496,113)	(4,448,264)	(738,287)

INCOME BEFORE INCOME TAXES	3,147,944	2,738,214	832,813

INCOME TAX EXPENSE (Note 8)	1,270,000	1,129,000	344,500

NET INCOME	$1,877,944	$1,609,214	$488,313

BASIC AND DILUTED NET INCOME PER SHARE	$2.09	$1.79	$0.54

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM
ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	2008	2007	2006

Net income	$1,877,944	$1,609,214	$488,313

Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities	(449,211)	443,062	(108,384)
Income tax benefit (expense) related to unrealized holding gain (loss) on marketable securities	179,684	(177,202)	43,354
Reclassification adjustment for gains on marketable securities included in net income	—	(323,654)	—
Income tax expense related to reclassification adjustments for gains included in net income	—	129,460	—
Unrealized loss on interest rate swap agreement	(2,740,349)	(807,919)	(99,980)
Income tax benefit related to unrealized loss on interest rate swap agreement	1,097,551	326,960	40,460
Other comprehensive loss	(1,912,325)	(409,293)	(124,550)

Comprehensive income (loss)	$(34,381)	$1,199,921	$363,763

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM
ACQUISITION (NOVEMBER 3, 2006) TO DECEMBER 31, 2006

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE at Beginning of Period	$—	$—	$—	$—	$—

Common Stock Issued	9,000	53,991,000			54,000,000
Net income			488,313		488,313
Change in unrealized losses on marketable securities, net of deferred taxes				(65,030)	(65,030)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(59,520)	(59,520)

BALANCE at December 31, 2006	9,000	53,991,000	488,313	(124,550)	54,363,763

Net income			1,609,214		1,609,214
Change in unrealized gains on marketable securities, net of deferred taxes				71,666	71,666
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(480,959)	(480,959)

BALANCE at December 31, 2007	9,000	53,991,000	2,097,527	(533,843)	55,563,684

Net income			1,877,944		1,877,944
Change in unrealized losses on marketable securities, net of deferred taxes				(269,527)	(269,527)
Change in unrealized losses on interest rate swap agreements, net of deferred taxes				(1,642,798)	(1,642,798)

BALANCE at December 31, 2008	$9,000	$53,991,000	$3,975,471	$(2,446,168)	$55,529,303

See notes to consolidated financial statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM
ACQUISTION (NOVEMBER 2, 2006) TO DECEMER 31, 2006

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$1,877,944	$1,609,214	$488,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,425,596	10,071,317	1,305,563
Income from unconsolidated affiliates	(304,082)	(245,245)	(28,354)
Cash distributions from unconsolidated affiliates	176,777	156,432	39,131
Gain on sale of assets	(233,258)	(829,968)	—
Noncash patronage refund	(108,716)	(42,838)	—
Noncash interest income from notes	—	(1,019)	(4,443)
Changes in assets and liabilities:
Accounts receivable	245,297	146,113	(345,168)
Materials and supplies	275,357	(117,373)	253,067
Other current assets	921,097	83,810	38,913
Accounts payable	(151,077)	(377,430)	(11,055)
Accrued expenses	(312,379)	(901,026)	902,982
Income taxes payable	1,961,676	(17,452,809)	(1,814,376)
Deferred taxes	(5,738,238)	(1,830,625)	(126,406)
Deferred compensation	(43,625)	39,896	(25,862)
Net cash provided by (used in) operating activities	7,992,369	(9,691,551)	672,305

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,081,267)	(3,133,579)	(562,012)
Proceeds from sales of CATV Properties	233,258	—	—
Purchases of investments	(272,934)	(176,704)	(1,745)
Increase in intangibles	—	(34,105)	—
Acquisition, net of cash acquired	—	—	(101,837,666)
Payable to USCC	(832,701)	(3,195,812)	(6,590,091)
Proceeds from sales of investments	4,382,379	3,927,697	140,726
Net cash used in investing activities	(1,571,265)	(2,612,503)	(108,850,788)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(10,744,918)	(10,937,786)	(5,741)
Proceeds from issuance of long-term debt	—	—	85,900,000
Loan issuance costs	—	—	(922,660)
Proceeds from issuance of stock	—	—	54,000,000
Net cash provided by (used in) financing activities	(10,744,918)	(10,937,786)	138,971,599
Net Increase (Decrease) in Cash and Cash Equivalents	(4,323,814)	(23,241,840)	30,793,116
Cash and Cash Equivalents at Beginning of Period	7,551,276	30,793,116	—

Cash and Cash Equivalents at End of Period	$3,227,462	$7,551,276	$30,793,116

Supplemental disclosures of cash flow information:
Interest paid during the period	$4,915,370	$6,715,991	$192
Income taxes paid during the period	4,861,678	20,597,318	2,285,282

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

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2008, the Company’s subsidiaries provided telephone service to 26,960 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 4,450 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
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

Income taxes: The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Significant components of the Company’s deferred taxes arise from differences in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, partnerships due to the differences between book and tax income, and intangible assets which are amortized for book purposes but not deductible for tax purposes.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
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

Disclosures about Fair Value of Financial Instruments: Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of the Company’s investment securities were determined based on Level 1 inputs. The fair value of the interest rate swap agreements were determined based on Level 2 inputs.

The fair value of the Company’s other financial instruments approximate carrying value except for long-term investments in other companies. Other long-term investments are not intended for resale and are not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. The fair value of the Company’s debt approximates carrying value.

Recently Issued Accounting Principles: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for, and will be applied to, all future business combinations transacted on or after January 1, 2009. The adoption of SFAS No. 141(R) will not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standards for the financial statement recognition and measurement of income tax positions taken or expected to be taken in income tax returns. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

In December 2008, the FASB provided for a deferral of the effective date of FIN 48 for certain nonpublic entities to annual financial statements for fiscal years beginning after December 15, 2008. The Company has elected this deferral and accordingly will be required to adopt FIN 48 in its 2009 annual financial statements. Prior to adoption of FIN 48, the Company will continue to evaluate its uncertain tax positions and related income tax contingencies under FASB Statement No. 5, Accounting for Contingencies. SFAS No. 5 requires the Company to accrue for losses it believes are probable and can be reasonably estimated. The Company is currently assessing the impact of FIN 48 but does not expect the adoption of FIN 48 will have a material effect on its financial statements.

Reclassifications: Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform with the 2008 presentation. These reclassifications had no effect on net income or stockholders’ equity for any periods presented.

NOTE 2 - ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, the Company was acquired by Hector Acquisition Corp (HAC). The purchase price was approximately $157 million (or $102 million net of cash acquired). HAC was a temporary entity incorporated on January 13, 2006 for the purpose of acquiring Hector Communications Corp and was dissolved simultaneously with the transaction closing. There was no activity in HAC prior to the acquisition of Hector Communications Corporation. The three shareholders of the Company are New Ulm Telecom, Inc, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc, each owning 1/3 of the outstanding stock. All three shareholders are experienced in the telecommunications industry and have properties contiguous or near the Company’s service territories. Operations for the Company reflect the business activity from the date of acquisition November 3, 2006. In the acquisition, the following assets were acquired and liabilities were assumed.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF HECTOR COMMUNICATIONS CORPORATION (Continued)

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	Dec 31, 2008	Dec 31, 2007
Land		$414,052	$414,052
Buildings	5-40 years	3,573,317	3,489,723
Machinery and equipment	3-15 years	691,367	567,123
Furniture and fixtures	5-10 years	200,948	17,163
Telephone plant	5-33 years	38,463,911	34,444,145
Cable television plant	10-15 years	1,648,976	776,962
Construction in progress		384,518	770,399
		45,377,089	40,479,567
Less accumulated depreciation		(13,091,766)	(7,089,124)
		$32,285,323	$33,390,443

Depreciation expense included in costs and expenses from operations was $6,186,392 and $6,818,700 for the years ended December 31, 2008 and 2007 and $1,198,800 for the period from acquisition (November 3, 2006) to December 31, 2006.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

On November 3, 2006, the Company was acquired by HAC. A preliminary purchase price allocation resulted in goodwill of $86,347,040. During 2007, the Company obtained an independent appraisal of the identifiable intangible assets acquired as a result of the business combination and revised the purchase price allocation in accordance with the independent appraisal. Along with the valuation of identifiable intangible assets acquired, the appraisal also determined the estimated useful lives of those amortizable assets based on historical customer churn statistics for the customer relationship intangible asset, and the estimated useful life of the Company’s regulated investment base for the identified regulatory rights intangible asset.

In addition, in 2008 and 2007, the Company received $4,323,450 and $2,699,833, respectively, of funds released from an escrow account related to the pre-acquisition sale of Midwest Wireless Holdings as discussed in Note 5. These funds were not recorded in the allocation of the purchase price of the Company as they were contingent on future events. In 2008 and 2007, when the contingency was resolved and the funds were released, they were recorded against goodwill net of the related income taxes.

A summary of changes to the Company’s goodwill is as follows:

Balance at December 31, 2006	$86,347,040
Reclassification of identified intangible assets acquired net of deferred income taxes of $10,555,100	(22,373,900)
Midwest Wireless Holdings escrow funds received net of income taxes of $1,026,200	(1,673,683)
Other adjustments	(432,046)
Balance at December 31, 2007	$61,867,411
Additional income taxes on liquidation of Subsidiary holding a portion of the Midwest Wireless investment	1,003,903
Midwest Wireless Holdings escrow funds received net of income taxes of $1,643,400	(2,680,050)
Balance at December 31, 2008	$60,191,264

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. In 2008 and 2007, the Company engaged an independent valuation firm to complete its annual impairment test for goodwill acquired. Such testing resulted in no impairment charge to goodwill, as the determined fair value was sufficient to pass the first step of the impairment test in both years.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS (Continued)

The components of the Company’s identified intangible assets are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definitely Lived Intangibles:
Customer Relationships - 11.58 Yr Life	$31,125,000	$(5,536,624)	$31,125,000	$(2,818,312)
Regulatory Rights - 13.61 Yr Life	5,193,000	(772,576)	5,193,000	(386,288)
Indefinitely Lived Intangibles
Trade name	5,611,000	—	5,611,000	—
Totals	$41,929,000	$(6,309,200)	$41,929,000	$(3,204,600)
Net Identified Intangible Assets		$35,619,800		$38,724,400

Amortization expense of definitely lived intangible assets was $3,104,600 for the years ended December 31, 2008 and 2007 and $100,000 for the period from the date of acquisition (November 3, 2006) through December 31, 2006. Amortization expense for the next five years is estimated at $3,104,600 annually.

NOTE 5 - MIDWEST WIRELESS HOLDINGS LLC

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

In 2008 and 2007, the Company received $4,323,450 and $2,699,883 of the escrowed funds. These funds net of related income taxes were recorded against goodwill as they related to a pre-acquisition contingency which was resolved subsequent to the acquisition of the Company by HAC.

A portion of the Company’s investment in MWH was held in a subsidiary which was 49% owned by United States Cellular Corporation (USCC). This subsidiary was liquidated in 2008 upon receipt of the final indemnification escrow payments. At December 31, 2007, the Company had a balance payable to USCC which represents the amount of proceeds from the MHW sale due to USCC from the Company. The full liability was paid to USCC in 2008.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including directory services, centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, investment at December 31, 2008 and 2007 and income or loss from these investments for the years ended December 31, 2008 and 2007 and the period from acquisition (November 3, 2006) to December 31, 2006.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

	Ownership Interest	Book Value at December 31, 2008	Book Value at December 31, 2007	Income (Loss) 2008	Income (Loss) 2007	Income (Loss) 2006
Broadband Visions	16.7%	$856,561	$875,202	$(18,641)	$(14,582)	$(5,599)
Communications Mgmt Grp	6.5%	441,860	328,183	126,581	75,817	153
Independent Pinnacle Services	7.9%	669,726	661,898	69,633	83,233	12,406
Northern Transport Group	20.0%	—	43,294	(39,452)	(41,940)	(8,282)
NW Minnesota Spec Access	5.3%	10,065	9,465	600	17,298	2,927
702 Communications	18.1%	1,552,292	1,494,475	113,354	75,476	20,288
West Central Transport	5.0%	201,457	190,593	60,864	49,943	6,461
Midwest AWS Limited Partners	13.5%	219,038	137,857	(7,639)	—	—
SkyCom 700 mhz LLC	8.42%	207,545	26,733	(1,218)	—	—
		$4,158,544	$3,767,700	$304,082	$245,245	$28,354

NOTE 7 - MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2008 and 2007. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008	$1,263,806	$—	$438,151	$825,655
December 31, 2007	$1,263,806	$55,676	$44,616	$1,274,866

The Company’s available-for-sale securities which were in an unrealized loss position at December 31, 2008 have not been in that position for over 12 months. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Realized gains on the sales of securities are based on the book value of the securities sold using the specific identification method. In 2007, the Company sold marketable securities for a gain of $323,654. Net proceeds from the sales were $515,665. There were no marketable security sales in 2008 or 2006.

Net unrealized gains (losses) on marketable securities, net of related deferred taxes, are included in stockholders’ equity as accumulated other comprehensive income (loss) at December 31, 2008 and 2007 as follows:

	Net Unrealized Gains (Losses)	Deferred Income Taxes	Accumulated Comprehensive Income (Losses)
December 31, 2008	$(449,211)	$179,211	$(269,527)
December 31, 2007	$119,408	$(47,742)	$71,666
December 31, 2006	$(108,384)	$43,354	$(65,030)

These amounts have no cash effect and are not included in the statement of cash flows.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) were as follows:

	2008	2007	Period from Acquisition (November 3, 2006) to December 31, 2006
Currently payable taxes:
Federal	$5,338,235	$1,948,612	$357,900
State	1,670,003	533,156	113,000
	7,008,238	2,481,768	470,900
Deferred income tax	(5,738,238)	(1,352,768)	(126,400)
	$1,270,000	$1,129,000	$344,500

Deferred tax liabilities and assets as of December 31 related to the following:

	2008	2007
Deferred tax liabilities:
Accelerated depreciation	$3,996,584	$3,794,276
Intangibles	11,931,545	13,121,123
Partnership and LLC investments	222,778	2,200,064
Other	—	277,143
	16,150,907	19,392,,606
Deferred tax assets:
Deferred compensation	332,971	276,457
Accrued expenses	230,383	308,901
Interest rate swaps	1,464,971	367,420
Other	50,924	—
	2,079,249	952,778
	$14,071,658	$18,439,828

Presented on the balance sheet as:

Current deferred tax asset	$(715,000)	$(308,900)
Non current deferred tax liability	14,786,658	18,748,728
Net deferred tax	$14,071,658	$18,439,828

The provision for income taxes varied from the federal statutory tax rate as follows:

	2008	2007	Period from Acquisition (November 3, 2006) to December 31, 2006

Tax at U.S. statutory Rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	—
State income taxes, net of federal benefit	7.2	7.9	6.2
Other	(0.8)	(0.7)	(0.1)
Effective tax rate	40.4%	41.2%	41.1%

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

The Company’s long-term debt is as follows:

	December 31, 2008	December 31, 2007

CoBank
Term loan facility	$64,300,000	$75,000,000
RDUP
Rural economic development loan	149,725	194,643
Total	64,449,725	75,194,643
Less current portion	4,500,000	4,100,000
	$59,949,725	$71,094,643

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and began in December 2007. Principal payments will be due quarterly until September 30, 2013 when the remaining balance of $43,900,000 is due. Interest is payable quarterly at a variable rate (4.56% and 7.44% at December 31, 2008 and 2007). CoBank syndicated $25,000,000 of the original term loan facility to other financial institutions, but remains the administrative agent for the loan.

The Company also has available a Revolving Credit Facility payable to CoBank which is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $10,000,000 is available as of December 31, 2008 and 2007. Interest is payable quarterly at a variable rate (4.5% at December 31, 2008).

The $6,400,000 Bridge Note Payable to CoBank by the Company was payable in full on December 31, 2007. The Company paid the full balance by July 31, 2007. Interest was payable quarterly at a variable rate.

The RDUP economic development loan consists of a non-interest bearing note payable to the RDUP in equal monthly payments of $3,743. The loan was made to one of the Company’s subsidiaries. This loan matures in 2012. Proceeds from the loan were lent to a city in the subsidiaries’ service territory under identical repayment terms.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. The Company’s investment in CoBank stock was $2,487,815 and $2,379,100 as of December 31, 2008 and 2007.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $467,388 and $556,162 at December 31, 2008 and 2007. Approximately 65% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded $453,806 and $561,948 for the years ending December 31, 2008 and 2007. The Company cannot predict what patronage refunds might be in future years.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT (Continued)

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans. Interest rates on long-term portions of the loan are variable and consist of a base rate plus an applicable margin of ..5% to 3.0% based on the Company’s leverage ratio as defined in the loan agreement.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2008 and 2007.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2009	$4,500,000
2010	4,900,000
2011	5,300,000
2012	5,700,000
2013	43,900,000

NOTE 10 - INTEREST RATE SWAP

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company uses variable-rate debt to finance its capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company and its primary lender, CoBank, believe it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company has entered into interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company pays a fixed contractual interest rate plus an additional payment if the variable rate (LIBOR) payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate.

In 2006, the Company entered into a swap for a notional amount of $38,000,000 delivered November 2006. The term is 3 years and the fixed contractual interest rate is 5.10% plus leverage margin. This swap expires November 2009.

In 2008, the Company entered into a second swap for $13,000,000 delivered September 2008. The term is 3 years and the fixed contractual interest rate is 3.76% plus leverage margin. This swap expires November 2011.

In 2008, the Company entered into another swap agreement for $38,000,000 to be delivered November 2009. This swap delivery is concurrent with the maturity of first swap of $38,000,000 disclosed above. The term is 2 years and the fixed contractual interest rate will be 4.18% plus leverage margin. This swap expires November 2011.

The interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133 and as such, the gains or losses in the fair value of the swaps are recorded as a separate component of other comprehensive income (loss) rather then in earnings. The fair value of the Company’s interest rate swap agreement is determined from a valuation received from CoBank which is based on the present value of expected future cash flows using discount rates appropriate with the terms of the swaps. At December 31, 2008 and 2007, the fair value loss of the swap was $3,648,248 and $907,899 which has been recorded, net of deferred tax of $1,464,971 and $367,420, as a decrease in comprehensive income (loss).

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to $15,500 of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company were $84,166 and $101,365 for the years ending December 31, 2008 and 2007 and $28,000 for the period from acquisition (November 3, 2006) to December 31, 2006..

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. Deferred compensation expense included in operations was $216,857 and $110,165 for the years ended December 31, 2008 and 2007, and $14,300 for the period from acquisition (November 3, 2006) to December 31, 2006. Payments made under the agreement by the Company were $106,694 and $103,336 for the years ended December 31, 2008 and 2007, and $17,000 for the period from acquisition (November 3, 2006) to December 31, 2006.

With the acquisition of the Company by HAC on November 3, 2006, the Company entered into severance agreements with former officers and key employees. A liability was accrued at November 3, 2006 for $1,156,000 for payments due under these agreements. As of December 31, 2006 and 2007, $1,029,000 and $187,930 remained payable under these agreements. The liabilities were fully satisfied during 2008.

NOTE 12 - TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $436,564 and $472,489 for the years ended December 31, 2008 and 2007 and $204,785, for the period from acquisition (November 3, 2006) to December 31, 2006. Expenses from transactions with the affiliates were $521,764 and $610,369 for the years ended December 31, 2008 and 2007, and $195,075 for the period from acquisition (November 3, 2006) to December 31, 2006.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

The Company has entered into Management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee began January 1, 2007 and was $399,000 and $300,000 for the years ended December 31, 2008 and 2007.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - TRANSACTIONS WITH AFFILIATES (Continued)

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources, maintenance of plant, and internet help desk services. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. There were no costs billed under these agreements in the period from acquisition (November 3, 2006) to December 31, 2006. Fees for these services were $1,329,982 and $1,498,134 for the years ended December 31, 2008 and 2007.

In addition, the Company’s shareholders provided labor and materials related to construction of the Company’s property, plant and equipment. The total of these services provided by the Company’s shareholder was $1,096,700 and $850,650 for the years ended December 31, 2008 and 2007. There were no construction related services provided in 2006.

The total balance due from the Company to its shareholders for routine services provided at December 31, 2008 and 2007 was $110,257 and $128,730.

NOTE 13 - SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the years ended December 31, 2008 and 2007 or the period from acquisition (November 3, 2006) to December 31, 2006. The Company has no foreign operations.

NOTE 14 - SHAREHOLDER AGREEMENT

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

NEW ULM TELECOM, INC.
(Registrant)

Date:	March 30, 2009	By	/s/ Bill Otis
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

Date:	March 30, 2009	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ James Jensen
James Jensen, Chairman of the Board

/s/ Duane Lambrecht
Duane Lambrecht, Director

/s/ Gary Nelson
Gary Nelson, Director

/s/ Rosemary Dittrich
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier
Mary Ellen Domeier, Director

/s/ Perry Meyer
Perry Meyer, Director

/s/ Paul Erick
Paul Erick, Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3 contained in the quarterly report on Form 10-Q (file No. 000-03024) filed for the quarter ended June 30, 2004).

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1986).

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006).

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006).

10.3

Shareholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.4+	New Ulm Telecom, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Company’s 2007 Form 10-K).

10.5

Master Loan Agreement RX0583, dated as of January 4, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 7, 2008).

10.6

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 7, 2008).

10.7	New Ulm Telecom, Inc. $15,000,000 Term Promissory Note (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 7, 2008).

10.8

Second Supplement dated January 4, 2008, to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 7, 2008).

10.9	New Ulm Telecom, Inc. $10,000,000 Revolving Promissory Note (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 7, 2008).

10.10

Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson Telephone Company (as successor to Hutchinson Acquisition Corp) (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 7, 2008).

10.11

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.8 contained in the Company’s Form 8-K filed on January 7, 2008).

10.12	Hutchinson Telephone Company $29,700,000 Promissory Note, (incorporated by reference to Exhibit 10.9 contained in the Company’s Form 8-K filed on January 7, 2008).

10.13

Second Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ABC and Hutchinson Telephone Company, (incorporated by reference to Exhibit 10.10 contained in the Company’s Form 8-K filed on January 7, 2008).

10.14	Hutchinson Telephone Company $2,000,000 Revolving Promissory Note, (incorporated by reference to Exhibit 10.11 contained in the Company’s Form 8-K filed on January 7, 2008).

10.15

Third Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company, (incorporated by reference to Exhibit 10.12 contained in the Company’s Form 8-K filed on January 7, 2008).

10.16	Hutchinson Telephone Company $3,000,000 Term Promissory Note, (incorporated by reference to Exhibit 10.13 contained in the Company’s Form 8-K filed on January 7, 2008).

10.17

Form of Security Agreement, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 8-K filed on January 7, 2008).

10.18

Form of Guarantee, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.15 contained in the Company’s Form 8-K filed on January 7, 2008).

10.19

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended March 31, 2008).

10.20

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.2 contained in the Company’s 10-Q for the quarter ended March 31, 2008).

16.1	Letter Regarding the Change in Certifying Accountant – Kiesling Associates LLP (incorporated by reference to exhibit 16.1 contained in the Company’s Form 8-K filed on June 27, 2008).

21*	Subsidiaries of the Registrant.

24*	Power of Attorney (Included on Signature Page).

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

+ Indicates Compensatory Plan