Form 10-Q
period 2009-03-31
NEW ULM TELECOM INC
filed 2009-05-08
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

27 North Minnesota Street
New Ulm, Minnesota 56073
(Address of Principal Executive Offices, Including Zip Code)

(507) 354-4111
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐  Large accelerated filer  ☒  Accelerated filer   ☐  Non-accelerated filer  ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of May 8, 2009: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES
March 31, 2009

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and Cash Equivalents	$2,320,528	$3,320,510
Receivables, Net of Allowance for Doubtful Accounts of $461,927 and $449,500	2,281,014	2,334,746
HTC Escrow Receivable	1,158,412	1,158,412
Materials, Supplies, and Inventories	1,177,815	1,132,009
Deferred Income Taxes	1,102,962	1,070,103
Prepaid Expenses	370,679	358,372
Total Current Assets	8,411,410	9,374,152

INVESTMENTS & OTHER ASSETS:
Goodwill	29,516,277	29,516,277
Intangibles	25,567,092	26,017,128
Hector Investment	18,714,080	18,509,695
Other Investments	6,672,221	6,379,707
Deferred Charges and Other Assets	315,487	349,857
Total Investments and Other Assets	80,785,157	80,772,664

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	86,747,528	86,215,098
Other Property & Equipment	3,811,716	3,844,092
Video Plant	4,018,769	3,909,314
Total Property, Plant and Equipment	94,578,013	93,968,504
Less Accumulated Depreciation	55,386,662	53,521,666
Net Property, Plant & Equipment	39,191,351	40,446,838

TOTAL ASSETS	$128,387,918	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
March 31, 2009

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$519,003	$519,003
Accounts Payable	904,923	1,550,877
Accrued Income Taxes	104,866	1,570,860
Other Accrued Taxes	217,257	186,674
Deferred Compensation	859,215	914,338
Other Accrued Liabilities	2,005,651	2,233,124
Total Current Liabilities	4,610,915	6,974,876

LONG-TERM DEBT, Less Current Portion	51,517,440	51,251,825

NONCURRENT LIABILITIES:
Loan Guarantees	2,230,171	2,270,153
Deferred Income Taxes	13,319,110	13,334,880
Other Accrued Liabilities	180,643	191,988
Financial Derivative Instruments	2,574,328	2,374,793
Deferred Compensation	2,177,775	2,493,237
Total Noncurrent Liabilities	20,482,027	20,665,051

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,355,453)	(2,229,103)
Retained Earnings	45,607,264	45,405,280
Total Stockholders’ Equity	51,777,536	51,701,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,387,918	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
OPERATING REVENUES:
Local Network	$1,820,226	$1,818,341
Network Access	3,397,576	3,574,359
Directory Advertising, Billing and Other Services	394,054	356,465
Video Services	1,065,263	1,116,853
Internet Services	606,424	630,061
Other Nonregulated Services	1,162,273	1,219,995
Total Operating Revenues	8,445,816	8,716,074

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	1,279,327	1,254,995
Cost of Video	960,608	888,265
Cost of Internet	329,334	315,518
Cost of Other Nonregulated Services	649,195	646,856
Depreciation and Amortization	2,347,878	2,198,758
Selling, General, and Administrative	1,693,168	1,653,646
Total Operating Expenses	7,259,510	6,958,038

OPERATING INCOME	1,186,306	1,758,036

OTHER (EXPENSES) INCOME:
Interest Expense	(758,439)	(886,414)
Interest Income	80,729	368,583
Loss on Sale of Marketable Securities	—	(162,999)
Gain on Sale of Cellular Investment	—	5,123,797
Equity in Earnings of Hector Investment	211,951	156,883
CoBank Patronage Dividends	556,318	—
Other Investment Income	6,791	92,397
Total Other Income (Expenses)	97,350	4,692,247

INCOME BEFORE INCOME TAXES	1,283,656	6,450,283

INCOME TAXES	570,129	2,433,031

NET INCOME	$713,527	$4,017,252

BASIC AND DILUTED NET INCOME PER SHARE	$0.14	$0.79

DIVIDENDS PER SHARE	$0.10	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2008, AND
THREE MONTHS ENDED MARCH 31, 2009

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2007	5,115,435	$8,525,725	$—	$44,758,926	$53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)

BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				713,527	713,527
Dividends				(511,543)	(511,543)
Unrealized Gains (Losses) of Equity Method Investee			(7,566)		(7,566)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(118,784)		(118,784)

BALANCE on March 31, 2009	5,115,435	$8,525,725	$(2,355,453)	$45,607,264	51,777,536

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THREE MONTHS ENDED
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$713,527	$4,017,252
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,357,802	2,198,758
Gain on Sale of Cellular Investment	—	(5,123,797)
Undistributed Earnings of Hector Investment	(211,951)	(156,883)
Noncash Patronage Refund	(194,711)	—
Loss on Sale of Securities	—	162,999
Changes in Assets and Liabilities:
Receivables	55,702	(1,268,284)
Income Taxes Receivable	—	1,023,421
Inventories	(45,806)	65,569
Prepaid Expenses	(12,307)	(9,502)
Deferred Charges	22,476	1,781,667
Accounts Payable	88,770	(1,163,444)
Accrued Income Taxes	(1,465,994)	1,311,739
Other Accrued Taxes	30,583	28,536
Other Accrued Liabilities	(238,818)	278,267
Deferred Income Tax	32,123	(86,199)
Deferred Compensation	(370,585)	(407,464)
Net Cash Provided by Operating Activities	760,811	2,652,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,377,686)	(700,479)
Proceeds from Sale of Cellular Investment	—	5,123,797
Acquisition of HTC, Net of Cash Acquired	—	(67,167,119)
Proceeds from Sale of Marketable Securities	—	1,454,231
Other, Net	(137,179)	(138,581)
Net Cash Used in Investing Activities	(1,514,865)	(61,428,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(134,385)	(133,932)
Issuance of Long-Term Debt	400,000	59,700,000
Dividends Paid	(511,543)	(511,544)
Net Cash Provided by (Used in) Financing Activities	(245,928)	59,054,524

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(999,982)	279,008

CASH AND CASH EQUIVALENTS at Beginning of Period	3,320,510	9,510,309

CASH AND CASH EQUIVALENTS at End of Period	$2,320,528	$9,789,317

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

The balance sheets as of March 31, 2009, the statements of income, the statements of cash flows, and statement of stockholders’ equity for the periods ended March 31, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2009 and for the periods ended March 31, 2009 and 2008 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the entire year.

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

Certain reclassifications have been made between revenues and expenses on the consolidated statements of income and cash flows for the quarter ended March 31, 2008 to make them comparable to the 2009 presentation. These changes have no effect on operating income or net income.

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

Effective January 1, 2007, New Ulm Telecom, Inc. adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. As required by FIN 48, the Company recognized the financial statement benefit of tax positions only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At March 31, 2009, the Company had approximately $145,500 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded.

The Company is primarily subject to U.S., Minnesota and Iowa income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest expense related to income tax matters in interest expense and penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrual for interest or penalties related to income tax matters. As of March 31, 2009, the Company has recorded accrued income taxes payable of $100,109 and accrued interest of $10,911 in settlement of an Internal Revenue Service exam on the company’s 2006 and 2007 federal tax returns.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not affect its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that are measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. The provisions of SFAS 157 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

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

The fair value of the Company’s interest-rate swap agreements discussed in Note 5 to the Consolidated Financial Statements of this Form 10-Q was determined based on Level 2 inputs.

NOTE 2 – NONCASH INVESTING ACTIVITIES

Included in accounts payable at March 31, 2009 and 2008 were $264,456 and $105,195 of plant additions placed in service during these respective periods. At December 31, 2008 and 2007 amounts included in accounts payable were $999,180 and $107,780 resulting in net noncash investing activities of $734,724 and $2,585 during the periods ending March 31, 2009 and 2008.

NOTE 3 – ACQUISITION OF HUTCHINSON TELEPHONE COMPANY

On January 4, 2008, New Ulm Telecom, Inc. (“New Ulm”) completed the acquisition of Hutchinson Telephone Company (“HTC”) for approximately $83 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

Under the Merger Agreement, approximately $72 million was distributed to former shareholders of HTC immediately. An additional $5.7 million was placed in an escrow account covering (i) indemnification of New Ulm in the amount of $5.2 million covering the representations and warranties of HTC for a period of 15 months from closing and (ii) a “True-Up Reserve” and “Shareholder Fund Amount” in the aggregate amount of $500,000.

The remaining HTC escrow receivable of $1,158,412 is shown on the Balance Sheet in current assets. Of this amount $534,067 is not in dispute and the remaining $624,345 is in arbitration and is related to the working capital reconciliation from the acquisition of HTC. The Company expects to collect the full amount.

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

The allocation originally reported March 31, 2008 was revised at December 31, 2008 based on the final purchase price allocation. The final allocation of the net purchase price of HTC based on an independent valuation is shown below:

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

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $56 million. The Company recorded intangible assets related to the acquired company’s customer relationships of $19,200,000, trade name of $800,000, regulatory rights of $4,000,000, video franchises of $3,000,000 and a non-compete agreement of $800,000. The estimated useful life of the customer relationship intangible asset is 14 years, regulatory rights intangible is 15 years, and non-compete agreement intangible asset is 5 years. The trade names intangible asset and video franchises intangible asset have indefinite lives and are not subject to amortization. The Company cannot deduct goodwill on this transaction for income tax purposes.

NOTE 4 –SECURED CREDIT FACILITY

In connection with its acquisition of HTC, New Ulm and HTC as New Ulm’s new subsidiary entered into a $59,700,000 credit facility with CoBank, ACB. Under the credit facility, New Ulm and HTC entered into separate Master Loan Agreements (“MLA”) and a series of supplements to the respective MLAs. Under the terms of the two MLAs and supplements, New Ulm and HTC initially borrowed $59,700,000 and entered into promissory notes on the following terms:

New Ulm

●

$15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

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

● $3,000,000 term note with interest payable monthly. Final maturity of the note is April 3, 2008. This note has been fully paid.

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

During the first quarter of 2009 and at March 31, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4:25:1:0. The Total Leverage Ratio had been 4:5:1:0 for the period from March 31, 2008 through December 31, 2009.

As described below under Note 5 - Interest Rates Swap, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million of the outstanding CoBank, ACB debt. The additional $11.1 million currently available under the credit facility remains subject to variable interest rates.

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

The Company generally uses variable-rate debt to finance its operations, capital expenditures and acquisitions. These variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company in consultation with its primary lender, CoBank, ACB, determined it was prudent for the Company to limit the variability of a portion of its interest payments and therefore required that a portion of the Company’s debt be fixed as a cash flow hedge.

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

Each month, the Company makes interest payments to CoBank, ACB under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR Margin then in effect with respect to each applicable loan, without giving effect to any Interest Rate Swap. At the end of each calendar quarter, the Company and CoBank, ACB “true up” the aggregate interest payments based upon the difference, if any, between the amounts paid by the Company during the quarter and the Current Effective Interest Rate set forth in the table below. All net interest payments made by the Company are reported in the Company’s Income Statement as Interest Expense.

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

As of March 31, 2009, the Company had the following interest rate swaps in effect.

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
			2.50% LIBOR Margin)

(1) As stated in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.50% over the applicable LIBOR rate for New Ulm and 2.75% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate the Company pays giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133. The effect of these hedging transactions has been reflected in the financial statements for the period ending March 31, 2009, accounting for a net $118,784 unrealized loss reported in other comprehensive income.

The Company determined the fair value of its interest rate swap agreements at March 31, 2009 from valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive if the contracts were canceled or transferred to other parties. If the Company were to terminate its interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholer’s equity, into earnings on the consolidated statements of income. The activity on the interest rate swap agreements at March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Gain (Loss) on Derivative Instruments	$(199,535)	$(27,331)

Deferred Income Tax	80,751	11,061

Gain (Loss) Reported in Accumulated Other Comprehensive Income	$(118,784)	$(16,270)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2008, the Company’s goodwill totaled $29,516,277 and is the result of wireline acquisitions, including $26,297,327 from the January 4, 2008 purchase of HTC by the Company. The Company increased goodwill by $28,588,372 during 2008 for the acquisition of HTC in January 2008, and decreased goodwill by $2,291,000 in the fourth quarter due to impairment of goodwill.

The Company’s intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. Accumulated amortization was $1,813,657 at December 31, 2008 and $2,263,693 at March 31, 2009. Amortization expense for the next five years is estimated to be:

2009	$1,800,147
2010	1,800,147
2011	1,800,147
2012	1,800,147
2013	1,640,147

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		March 31, 2009		December 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Customers Relationships	14-15 yrs	$19,230,785	$1,730,359	$19,230,785	$1,386,990
Regulatory Rights	15 yrs	4,000,000	333,334	4,000,000	266,667
Non-Competiton Agreement	5 yrs	800,000	200,000	800,000	160,000
Indefinitely-lived intangible assets
Trade name		800,000		800,000
Video Franchise		3,000,000		3,000,000
Total		$27,830,785	$2,263,693	$27,830,785	$1,813,657

Net Identified Intangible Assets			$25,567,092		$26,017,128

NOTE 7 – OTHER INVESTMENTS

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible for the owners to offer certain services to customers, including digital video services and fiber optic transport services, that the Company could not afford to offer on its own. These joint ventures also make it possible for the owners to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. For a listing of the Company’s investments, see Note 10 – Segment Information of the Consolidated Financial Statements to this Form 10-Q.

Other Investments at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
	Cost and Guarantees	Prior Income (Loss)	2009 Income (Loss)	Cumulative Distributions		Total	December 31, 2008 Total
Other Equity Method Investments:
En-Tel	$3,415,372	$(3,363,354)	$(52,018)	$		$—	$(14,870)
SHAL, LLC	1,668,989	186,316	18,183		(723,000)	1,150,488	1,132,306
SHAL Networks, Inc.	571,517	2,014,751	3,404		(1,300,000)	1,289,672	1,286,268
Other Investments						2,192,507	1,738,109
Other Non-Equity Investments						2,039,554	2,237,894

Total Other Investments						$6,672,221	$6,379,707

The carrying value of SHAL, LLC, SHAL Networks, Inc., and IES (included in Other Investments) exceeds the underlying net assets by $943,781.

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. The Company had recorded a liability of $375,000 in connection with this guarantee.

The Company’s HTC subsidiary, which was acquired on January 4, 2008, has guaranteed several loans as set forth below:

Through HTC, the Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (collectively “SHAL”), which was formed to provide fiber optic cable facilities in Minnesota. The Company, along with the other members of SHAL, agreed to guarantee portions of SHAL’s debt to Rural Telephone Finance Cooperative (RTFC). The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At March 31, 2009, SHAL owed $5,030,555 on the guaranteed debt. The note is due in 2014. HTC has guaranteed 33.33% of the principal on this note, which was $1,676,852 at March 31, 2009. This guarantee has not been reflected on the Company’s financial statement.

Through HTC, the Company also has a 31.20% ownership in En-Tel Communications, LLC (En-Tel), which was formed to provide competitive local exchange services in the Willmar, Minnesota area. HTC, along with some of the other members of En-Tel, agreed to guarantee portions of En-Tel’s two debt obligations to the RTFC. HTC and the other members would be required to pay their respective guaranteed portions if En-Tel cannot make payments or if the debt is called. The first En-Tel note in the amount of $12,138,889 was entered into on November 13, 2000, and is due in 2015. At March 31, 2009, En-Tel owed $7,674,456 on this first note. HTC has guaranteed 25% of the principal of this note or $1,918,614. The second En-Tel note was entered into on December 2, 2003 in the amount $5,500,000 and is due in 2018. At March 31, 2009, En-Tel owed $4,473,649 on this second note. HTC has guaranteed 50% of the principal of this note or $2,236,825. At March 31, 2009, the Company has recorded $1,855,171 as a liability related to the En-Tel guarantees, reflecting the liability from the purchase price allocation adjusted for principal payments.

NOTE 9 – DEFERRED COMPENSATION

The Company, as part of the acquisition of HTC, has recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees, and a non-compete agreement totaling $2,187,497, and continuation of certain employee benefits.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment
This segment contains the operations of:
●	The Company’s incumbent local exchange carriers (ILECs):
	▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (Western), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (Peoples), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (CLECs):

	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	The Company’s investments and interests in the following entities, including some management responsibilities:
	▪	Hector Communications Corporation (33.33% ownership interest);
	▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
	▪	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (31.20% ownership interest);
	▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
	▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
	▪	SHAL Networks, Inc. and SHAL, LLC which together construct and lease fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
	▪	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest), and
●	The Company’s operations that provide Internet and video services.

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

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

		Three Months Ended March 31, 2009
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,141,184	$171,317	$1,015,163	$(881,848)	$8,445,816
Depreciation and Amortization	2,312,754	—	35,124	—	2,347,878
Operating Expenses, Excluding Depreciation and Amortization	5,088,449	114,436	590,595	(881,848)	4,911,632
Operating Income	739,981	56,881	389,444	—	1,186,306
Interest Expense	(754,666)	(3,773)	—	—	(758,439)
Gain on Sale of MWH	—	—	—	—	—
Hector Investment Income	211,951	—	—	—	211,951
CoBank Patronage Dividends	556,318	—	—	—	556,318
Other Investment Income	87,520	—	—	—	87,520
Income Taxes	(329,818)	(81,418)	(158,893)	—	(570,129)
Net Income	$511,286	$(28,310)	$230,551	$—	$713,527

Total Assets	$120,047,655	$127,925	$8,212,338	$—	$128,387,918

Capital Expenditures	$1,377,686	$—	$—	$—	$1,377,686

		Three Months Ended March 31, 2008
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,309,652	$224,870	$1,021,480	$(839,928)	$8,716,074
Depreciation and Amortization	2,157,263	—	41,495	—	2,198,758
Operating Expenses, Excluding Depreciation and Amortization	4,891,871	102,763	604,574	(839,928)	4,759,280
Operating Income	1,260,518	122,107	375,411	—	1,758,036
Interest Expense	(886,414)	—	—	—	(886,414)
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	156,883	—	—	—	156,883
Other Investment Income	91,031	206,950	—	—	297,981
Income Taxes	(218,290)	(2,072,085)	(142,656)	—	(2,433,031)
Net Income	$403,728	$3,380,769	$232,755	$—	$4,017,252

Total Assets	$133,495,899	$57,394	$7,387,357	$—	$140,940,650

Capital Expenditures	$700,479	$—	$—	$—	$700,479

NOTE 11– SALE OF MIDWEST WIRELESS HOLDINGS, LLC

Prior to the sale of MWH, the Company owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, New Ulm Telecom, Inc. received approximately 90% of the sale proceeds or approximately $74 million on October 6, 2006. Alltel delivered the other 10% to the escrow agent. New Ulm received its pro rata share of the amount in escrow (i) in April 2007 (approximately $3.1 million, plus accrued interest) and (ii) in January 2008 (approximately $5.1 million, plus accrued interest).

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) includes two items in addition to net income (loss). The first is unrealized loss resulting from the Company’s one-third ownership of Hector Communications Corporation (HCC), and the resulting share of HCC’s other comprehensive income (loss). HCC’s comprehensive income (loss) differs from the “HCC investment income” reported on the Company’s Consolidated Statements of Income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes, which the Company has entered into with CoBank, ACB, covering $45.0 million of the Company’s indebtedness to CoBank, ACB, as described in Note 5 to the Consolidated Financial Statements of this Form 10-Q.

The components of comprehensive income (loss) in the three month period ended March 31, 2009 and 2008 were comprised of the following:

	Three Months Ended March 31,
	2009	2008
Net Income	$713,527	$4,017,252

Other Comprehensive Income (Loss):
Unrealized loss of equity method investee	(7,566)	(345,887)

Change in unrealized gains (losses) of interest rate Swap agreements, net of deferred income taxes	(118,784)	(16,270)

Total Comprehensive Income	$587,177	$3,655,095

NOTE 13 – HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, the Company acquired a one-third interest in HCC. HCC is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, has been named Chairman of the Board and President of HCC. Ms. Barbara Bornhoft, New Ulm Telecom, Inc.’s Vice-President and COO, also serves on the Board of HCC.

Income statement information for HCC for the periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Revenues	$7,087,494	$7,440,292
Operating Income	1,871,824	1,931,252
Net Income	635,854	470,436

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s statements regarding its future results of operation and other forward-looking statements are subject to risks and uncertainties, including, but not limited to, the effects of deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996. These forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from these statements and the Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events or the receipt of new information. See “Risk Factors” in Item 1A of the 2008 Form 10-K.

Overview

The Company owns and operates incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) that provide, own, and operate phone, video, and Internet services in a number of Minnesota and Iowa communities.

The Company also sells and services cellular phones and accessories, customer premise equipment and transport facilities.

On November 3, 2006, the company acquired a 33.33% ownership interest in Hector Communications Corporation, which provides phone, video and Internet services to a number of communities in Minnesota and Wisconsin.

On January 4, 2008, the Company completed its acquisition of Hutchinson Telephone Company (HTC), which operates as a subsidiary of New Ulm Telecom, Inc. The acquisition of HTC has resulted in a combined company that provides phone, video, and Internet services with over 50,000 connections in a number of Minnesota and Iowa communities. Additional information is available in Note 3 to the Consolidated Financial Statements of this Form 10-Q.

On November 10, 2008, the Company opened TechTrends, Inc. in New Ulm, Minnesota. TechTrends is a Company-owned and operated retail store carrying computers and computer accessories, in addition to offering computer repair and website design services. TechTrends is also able to offer its NU-Telecom customers a full array of customer services such as answering billing questions and taking monthly payments.

For purposes of this report, unless the context requires otherwise, all references to the “Company” mean New Ulm Telecom, Inc. and its subsidiaries.

The Company also holds:

●	25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa,
●	31.20% ownership interest in En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota,
●	33.33% ownership interest in Hector Communications Corporation, based in New Ulm, Minnesota,
●	16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services,
●	33.33% ownership interest in Direct Communications, LLC, a CLEC,

●	33.33% ownership interest in SHAL, LLC and SHAL Networks, Inc., which constructs and leases fiber-optic communication lines and transport facilities throughout Minnesota, and
●	14.29% ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota and Minnesota Counties.

The Company is organized into three business segments, as described in Note 10 to the Notes to Consolidated Financial Statements of this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Operating Results

The following is a summarized discussion of consolidated results of operations. Certain reclassifications have been made between revenues and expenses on the income statement for the quarter ended March 31, 2008 to make them comparable to the 2009 presentation. More detailed discussion of operating results by segment follows this discussion.

Operating Revenues:

Total operating revenues were $8,445,816 for the three months ended March 31, 2009, for a decrease of 3.1% or $270,258 as compared to the same period in 2008. This decrease is a result of decreases in network access, video, Internet, and other non-regulated revenues.

The Telecom segment invested heavily during 2008 in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies as they emerge. The geographic expansion of its service offerings will provide this segment with future growth.

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

The Minnesota Public Utilities Commission (MPUC) has considered intrastate access reform and universal service for several years. The MPUC opened the most recent docket on the issue of state access reform in 2006. After requesting comments to refresh the record at that time there was little activity in this area throughout 2008. The Iowa Utilities Board (IUB) had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, the IUB indicated it intends to assume that role. In January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling will affect Peoples ILEC. In September of 2008, the IUB also issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. The Company cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

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

Operating Expenses:

Operating expenses for the three months ended March 31, 2009 increased $301,472 or 4.3%, as compared to the same period in 2008. Depreciation and amortization expense increased $149,120 or 6.8% in 2009 as compared to 2008. This increase is due to the Company’s continued investment in the Telecom segment’s infrastructure and an increase in the amount of amortization expense on intangible assets from the HTC acquisition. Operating expenses, excluding depreciation and amortization, increased $152,352 or 3.2% in 2009 as compared to 2008. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services, such as digital video, DSL, and Internet service. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the company’s assortment of products and services to the communities that it serves.

Operating Income:

Operating income for the three months ended March 31, 2009 decreased $571,730 as compared to same period in 2008. Operating income decreased primarily due to a decrease in network access revenue, Internet revenue, and cellular revenue; and the increase in operating expenses. The decrease in revenue is consistent with industry trends and due to the current economic conditions.

Other Income:

Overall, other income for the three months ended March 31, 2009 decreased $4,594,897 compared to the three months ended March 31, 2008. The decrease was primarily due to the 2006 sale of MWH and the final receipt of proceeds of $5,123,797 in January 2008.

The Company’s investment income in Hector Communications Corporation for the three months ended March 31, 2009 increased $55,068, compared to the three months ended March 31, 2008. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income decreased $85,606 primarily due to activity from equity investments. CoBank patronage dividends increased $556,318 due to the Company’s increased borrowings used in the acquisition of HTC in 2008.

There was a $127,975 decrease in interest expense for the three-month period ended March 31, 2009 compared to the same period in 2008. The decrease in interest expense was due to the reduction in interest rates on the portion of the Company’s borrowings from CoBank, ACB, subject to variable interest rates, and reduced amounts of outstanding debt.

There was a $287,854 decrease in interest income for the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to the interest received in January 2008 on the final distribution of MWH sale proceeds.

Net Income:

Net income was $713,527 for the three months ended March 31, 2009 compared with $4,017,252 for the same period in 2008. This $3,303,725 decrease was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel.

Summary of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Income:
Telecom Segment	$739,981	$1,260,518
Cellular Segment	56,881	122,107
Phonery Segment	389,444	375,411
Total	1,186,306	1,758,036

Other Income	855,789	5,578,661
Interest Expense	(758,439)	(886,414)
Income Taxes	(570,129)	(2,433,031)

Net Income	$713,527	$4,017,252

Basic and Diluted Earnings per Share	0.14	0.79

Weighted Average Shares Outstanding	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 87.3% of the Company’s consolidated operating revenues for the three months ended March 31, 2009 before intercompany eliminations. Revenues are primarily earned by providing approximately 30,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending March 31, 2009 decreased $168,468 or 2.0% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

Telecom Segment

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Local Network	$1,847,682	$1,845,524
Network Access	3,430,288	3,605,871
Other	2,863,214	2,858,257
Total Operating Revenues	8,141,184	8,309,652

Operating Expenses, Excluding Depreciation and Amortization	5,088,449	4,891,871
Depreciation and Amortization Expenses	2,312,754	2,157,263
Total Operating Expenses	7,401,203	7,049,134

Operating Income	$739,981	$1,260,518

Net Income	$511,286	$403,728

Local network revenue increased in the Telecom segment by $2,158 or 0.1% for the three months ended March 31, 2009 compared to the same period in 2008.

Network access revenue decreased $175,583 or 4.9% for the three months ended March 31, 2009 compared with the same period in 2008. The segment continues to experience an overall decrease in minutes of use and the effects of downward pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained, enhanced and continually invested in its infrastructure. These capital expenditures have allowed the Company to receive additional settlements from the National Exchange Carrier Association (NECA). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues increased $4,957 or 0.2% for the three months ended March 31, 2009 compared with the same period in 2008. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. Approximately $21,000 of the increase in other operating revenues was attributed to Internet services that the Company provides and other revenues, including billing services, increased by about $35,500. These increases were offset by a decrease in video services which were responsible for a decrease of approximately $51,500 of other operating revenues.

Operating expenses, excluding depreciation and amortization, increased $196,578 or 4.0% for the three months ended March 31, 2009 compared with the same period in 2008. Operating expenses increased as a result of increased selling, general and administrative costs, particularly programming fees associated with providing video service as well as costs of providing Internet services. The increasing expenses associated with the expanded array of services offered, such as video and DSL that allow the Company to offer the “triple-play” of services to its customers and the expenses associated with offering services to HTC customers. The Telecom segment has recognized the value in being able to compete in all aspects of communication services. The Company continues to enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), offer additional services (video and DSL), pursue aggressive marketing to develop brand recognition, and provide solutions for our customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company is applying this customer-centric philosophy at all of its locations.

Depreciation and amortization expenses increased $155,491 or 7.2% for the three months ended March 31, 2009 compared with the same period in 2008. Approximately $75,000 of this increase is due to amortization on the intangible assets acquired in the HTC purchase. The remaining increase in depreciation and amortization reflects the Company’s continued investment in its network.

Operating income decreased $520,537 for the three months ended March 31, 2009 compared with the same period in 2008. The decrease in operating income was due to a decrease in operating revenues and the increase in operating expenses, due to increased depreciation and amortization, an increase in the costs associated with providing additional services (video and DSL) to an increasing customer base, and the additional general and administrative expenses associated with the commitment of the Telecom segment to effectively compete in all aspects of communication services and to provide superior customer-focused service for the Telecom segment’s complete array of products and services. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $168,468 decrease in revenues combined with a $352,069 increase in operating expenses resulted in the $520,537 decrease in operating income.

Cellular Segment

The Cellular segment represented 1.8% of the consolidated operating revenues for the three months ended March 31, 2009 before intercompany eliminations. Revenues are earned primarily by sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories, and cellular commissions decreased by $53,553 for the three-month period ending March 31, 2009 compared with the same period in 2008, due primarily to decrease in the sale of cellular phones as customers are retaining existing phones longer, increased competition and a decrease in the cellular commission structure.

The interest expense and income tax for the period ending March 31, 2009 is primarily due to the settlement of the Internal Revenue Service examination of the Company’s 2006 and 2007 federal income tax returns.

A recap of income for the cellular segment is contained in the following table:

Cellular Segment

	Three Months Ended March 31,
	2009	2008

Operating Revenues	$171,317	$224,870

Operating Expenses, Excluding Depreciation and Amortization	114,436	102,763
Depreciation and Amortization Expenses	—	—
Total Operating Expenses	114,436	102,763

Operating Income	56,881	122,107

Interest Expense	(3,773)	—
Interest Income	—	206,950
Gain on Sale of MWH	—	5,123,797
Income Taxes	(81,418)	(2,072,085)

Net Income (Loss)	$(28,310)	$3,380,769

Phonery Segment

The Phonery segment represented 10.9% of the consolidated operating revenues for the three months ended March 31, 2009 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of customer premise equipment (CPE), provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment

	Three Months Ended March 31,
	2009	2008

Operating Revenues	$1,015,163	$1,021,480

Operating Expenses, Excluding Depreciation and Amortization	590,595	604,574
Depreciation and Amortization Expenses	35,124	41,495
Total Operating Expenses	625,719	646,069

Operating Income	389,444	375,411

Net Income	$230,551	$232,755

Operating revenue decreased $6,317, or 0.6%, for the three months ended March 31, 2009 compared to the same period in 2008.

Operating expenses, excluding depreciation and amortization, decreased $13,979 or 2.3% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This segment strives for cost efficiencies, while striving to reach the customer service goal of 100% customer satisfaction. The Phonery segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $6,371or 15.4% for the three months ended March 31, 2009 compared to the same period ended 2008. The decrease is primarily due to certain long-lived assets that have become fully depreciated.

Operating income increased by $14,033 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $103,813,979 at March 31, 2009, reflecting 49.9% equity and 50.1% debt. This compares to a capital structure of $103,472,730 at December 31, 2008, reflecting 50% equity and 50% debt. The debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development and debt service for at least the next 12 months.

Cash Flows

Cash provided by operations was $760,811 for the three-month period ended March 31, 2009 compared to cash provided by operations of $2,652,635 in the same period in 2008. The reduction in cash flows provided by operations for the three months ended March 31, 2009 was the result of several factors in the 2008 period including a higher level of net income in 2008, the 2008 receipts of funds from the sale of MWH, the 2008 acquisition of HTC, and the result of 2009 income tax payments related to the 2008 tax year. The cash flows provided by operations for the three months ended March 31, 2008 were primarily attributable to net income. In correlation with the HTC acquisition, there were reclassifications of operating and investing activities in the statement of cash flows for the three months ended March 31, 2008.

Cash flows used in investing activities were $1,514,865 for the three months ended March 31, 2009 compared to $61,428,151 in the same period in 2008. In 2008, approximately $67 million of cash was used in the purchase of HTC. The Company received proceeds from the MWH sale of its cellular investment of approximately $5.1 million and $1.5 million from the sale of marketable securities. In 2009, cash was primarily used in the acquisition of capital assets. The Company expects total plant additions of approximately $6,000,000 in 2009. The Company will finance these upgrades from existing working capital and operating cash flows. Capital expenditures were $1,377,686 during the first three months of 2009 as compared to $700,479 for the same period in 2008. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers.

Cash flows used in financing activities were $245,928 for the three months ended March 31, 2009 compared to cash flows provided by financing activities of $59,054,524 for the three months ended March 31, 2008. In 2009, the change consisted of debt proceeds of $400,000 reflecting the Company’s draw down on its revolver, less repayments of $134,385, and dividends paid of $511,543. In 2008, debt proceeds of $59,700,000 were applied to the purchase of HTC.

Dividends

The Company paid dividends of $511,543 during the first quarter of 2009 and $511,544 during the first quarter of 2008. This represented dividends of $.10 per share for the first quarters of 2009 and 2008. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements and the operating and financial condition of the Company, and any loan requirements.

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

During the first quarter of 2009 and at March 31, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4:25:1:0. The Total Leverage Ratio had been 4:5:1:0 for the period from March 31, 2008 through December 31, 2009. A copy of the Waiver and Amendment Letter dated March 27, 2009 is being filed as Exhibit 10.1 to this Form 10-Q.

Contractual Obligations

The Company has had a series of borrowings from CoBank in the past. On October 30, 2006, the Company paid the balance on its $10 million CoBank, ACB reducing revolving credit facility. On December 22, 2006, the Company paid the remaining balance on its $15 million term loan. It also terminated its reducing revolving credit facility.

As of March 31, 2009, the Company had an unsecured loan in the amount of $61,443 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with its acquisition of HTC in 2008, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. For information about the Company’s contractual obligations as of March 31, 2009, along with the cash principal payments due each period on its unsecured note payable and long-term debt see Note 4 to the Consolidated Financial Statements of this Form 10-Q.

Description	Total	April - December 2009	2010-2011	2012-2013	Thereafter
Deferred Compensation	3,036,990	543,753	1,364,374	262,989	865,874
Long-term Debt	52,036,443	384,618	6,416,941	6,886,883	38,348,001
Interest on Long-term Debt (A)	14,542,863	2,022,737	5,417,666	4,931,834	2,170,626
Loan Guarantees	6,207,291	539,264	1,551,068	1,993,705	2,123,254
Operating Lease	80,685	22,005	58,680	—	—
Purchase Obligation (B)	1,227,522	1,227,522	—	—	—
Total Contractual Cash Obligations	77,131,794	4,739,899	14,808,729	14,075,411	43,507,755

A.

Interest on long-term debt is estimated using rates in effect as of March 31, 2009. The Company uses interest rate swap agreements to manage its cash flow exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 5 to the Consolidated Financial Statements of this Form 10-Q).

B.	Purchase obligations consist primarily of commitments incurred for capital improvements.

Working Capital

The Company had working capital of $3,800,495 as of March 31, 2009, compared to working capital of $2,399,276 as of December 31, 2008. The ratio of current assets to current liabilities was 1.8:1.0 as of March 31, 2009 and 1.3:1.0 as of December 31, 2008.

Long-Term Debt

See Note 4 to the Consolidated Financial Statements of this Form 10-Q.

Other

The Company has not conducted a public equity offering. It operates with original equity capital, retained earnings and indebtedness in the form of senior debt and bank lines of credit.

By utilizing cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its anticipated operating, capital expenditures, and debt service requirements for at least the next twelve months.

Effects of Inflation

It is the opinion of management that the effects of the recent economic swings have been mitigated by prudent borrowing practices, anticipating the need for enhancements to equipment, and budgeting strategies. While the trend is uncertain, Management anticipate that even with the downturns in the current economy, customers will continue to utilize telecommunications systems and services.

Recent Accounting Developments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not affect its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. The provisions of SFAS 157 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest-rate swap agreements discussed in Note 5 to the Consolidated Financial Statements of this Form 10-Q were determined based on Level 2 inputs.

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The Company’s January 1, 2009 adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

On January 1, 2009, the Company adopted FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements” (SFAS 160), an amendment of ARB No. 51. SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and it non-controlling interest. The adoption of this statement did not have a material impact on the Company’s consolidated financial position and results of operations.

On January 1, 2009, the Company adopted FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items affect earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have operations subject to risks of foreign currency fluctuations. The Company does, however, use derivative financial instruments to manage exposure to interest rate fluctuations. The Company’s objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, the Company executed interest-rate swap agreements, effectively locking in the interest rate on $6,000,000 of variable-rate debt through March of 2011 and $33,000,000 of variable-rate debt through March 2013. On June 23, 2008, the company executed interest-rate swap agreements, effectively locking in the interest rate on $3,000,000 of variable-rate debt through June of 2011 and $3,000,000 of variable-rate debt through June 2013. A summary of these agreements is contained in Note 5 to the Consolidated Financial Statements of this Form 10-Q.

The gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in stockholder’s equity. It is recognized in retained earnings when the protection agreement is terminated. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. The Company’s earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2009, interest expense would have increased approximately $76,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, under the supervision of and with the participation of the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Operating Officer, an assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) was carried out by management. In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified a control deficiency that is a material weakness, as reported in the Company’s Annual Report on Form 10-K for 2008, which was filed on March 30, 2009 (the “2008 Form 10-K”). As of the date of that assessment, the Chief Executive Officer, the Chief Financial Officer, and Chief Operating Officer concluded that as a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are not effective in ensuring that all material information required to be filed with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the Commission because of the material weakness in its internal control over financial reporting as discussed and reported in the Company’s 2008 Form 10-K.

In light of the material weaknesses described in the 2008 Form 10-K, management continues to assess options and is determining appropriate remediation steps to ensure adequate oversight in relation to its income tax provision and return preparation. Management believes that the interim consolidated financial statements included in this report fairly presents in all material respects, the Company’s financial condition, results of operations, and cash flows for the period presented.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the additional risk factor described below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is experiencing higher operating costs that it may not be able to pass along to its customers.

In the quarter ended March 31, 2009, the Company incurred higher operating expenses than in the prior comparable quarter, due in part to (i) higher costs of programming, including video, (ii) increased labor costs and (iii) higher costs related to maintaining a high level of customer service. Given the current economic environment, the Company has been unable to implement price increases to cover these additional expenses and as a result its operating margin and operating income for the first quarter of 2009 were lower than in the prior year. Although the Company intends to continue to focus on high quality products and services to maintain its customer base and believes that this level of service will enable it to maintain and increase revenues, if the Company is unable to significantly cut costs or increase its revenues either through price increases or selling additional services to existing and future customers, the Company will continue to experience lower operating margins and operating income.

ITEM 6. EXHIBITS

See “Index to Exhibits” on page 37 of this Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: May 8, 2009	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: May 8, 2009	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Waiver and Amendment letter dated March 27, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002