Form 10-Q
period 2009-06-30
NEW ULM TELECOM INC
filed 2009-08-07
CIK 71557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 7, 2009: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES
June 30, 2009

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and Cash Equivalents	$1,637,808	$3,320,510
Receivables, Net of Allowance for Doubtful Accounts of $469,472 and $449,500	2,037,342	2,334,746
HTC Escrow Receivable	1,158,412	1,158,412
Income Taxes Receivable	1,266,149	—
Materials, Supplies, and Inventories	1,125,227	1,132,009
Deferred Income Taxes	1,102,654	1,070,103
Prepaid Expenses	353,193	358,372
Total Current Assets	8,680,785	9,374,152

INVESTMENTS & OTHER ASSETS:
Goodwill	29,516,277	29,516,277
Intangibles	25,117,007	26,017,128
Hector Investment	19,018,508	18,509,695
Other Investments	6,750,126	6,379,707
Deferred Charges and Other Assets	306,190	349,857
Total Investments and Other Assets	80,708,108	80,772,664

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	88,379,141	86,215,098
Other Property & Equipment	3,808,580	3,844,092
Video Plant	4,072,364	3,909,314
Total Property, Plant and Equipment	96,260,085	93,968,504
Less Accumulated Depreciation	57,294,102	53,521,666
Net Property, Plant & Equipment	38,965,983	40,446,838

TOTAL ASSETS	$128,354,876	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
June 30, 2009

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$519,003	$519,003
Accounts Payable	1,447,206	1,550,877
Accrued Income Taxes	—	1,570,860
Other Accrued Taxes	180,713	186,674
Deferred Compensation	788,589	914,338
Other Accrued Liabilities	1,657,265	2,233,124
Total Current Liabilities	4,592,776	6,974,876

LONG-TERM DEBT, Less Current Portion	51,382,821	51,251,825

NONCURRENT LIABILITIES:
Loan Guarantees	2,292,637	2,270,153
Deferred Income Taxes	13,906,729	13,334,880
Other Accrued Liabilities	169,299	191,988
Financial Derivative Instruments	1,698,713	2,374,793
Deferred Compensation	2,067,150	2,493,237
Total Noncurrent Liabilities	20,134,528	20,665,051

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,690,550)	(2,229,103)
Retained Earnings	45,409,576	45,405,280
Total Stockholders’ Equity	52,244,751	51,701,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,354,876	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Local Network	$1,752,753	$1,819,303	$3,572,979	$3,637,644
Network Access	3,515,851	3,598,691	6,913,427	7,173,050
Directory Advertising, Billing and Other Services	370,674	398,324	764,728	754,789
Video Services	1,059,382	1,125,065	2,124,645	2,241,918
Internet Services	609,651	663,579	1,216,075	1,293,640
Other Nonregulated Services	966,931	1,090,792	2,129,204	2,310,787
Total Operating Revenues	8,275,242	8,695,754	16,721,058	17,411,828

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	1,295,131	1,475,706	2,574,458	2,730,701
Cost of Video	918,487	849,011	1,879,095	1,737,276
Cost of Internet	350,080	318,260	679,414	633,778
Cost of Other Nonregulated Services	577,704	661,734	1,226,899	1,308,590
Depreciation and Amortization	2,374,379	2,237,616	4,722,257	4,436,374
Selling, General, and Administrative	1,797,115	1,733,817	3,490,283	3,387,463
Total Operating Expenses	7,312,896	7,276,144	14,572,406	14,234,182

OPERATING INCOME	962,346	1,419,610	2,148,652	3,177,646

OTHER (EXPENSE) INCOME:
Interest Expense	(713,398)	(807,161)	(1,471,837)	(1,693,575)
Interest Income	18,422	57,590	99,151	426,173
Interest During Construction	99,540	—	99,540	—
Loss on Sale of Marketable Securities	—	—	—	(162,999)
Gain on Sale of Cellular Investment	—	—	—	5,123,797
Equity in Earnings of Hector Investment	160,779	244,843	372,730	401,726
CoBank Patronage Dividends	—	—	556,318	—
Other Investment Income (Expense)	3,662	(15,975)	10,453	76,422
Total Other Income (Expense)	(430,995)	(520,703)	(333,645)	4,171,544

INCOME BEFORE INCOME TAXES	531,351	898,907	1,815,007	7,349,190

INCOME TAXES	217,495	552,799	787,624	2,985,830

NET INCOME	$313,856	$346,108	$1,027,383	$4,363,360

BASIC AND DILUTED NET INCOME PER SHARE	$0.06	$0.07	$0.20	$0.85

DIVIDENDS PER SHARE	$0.10	$0.10	$0.20	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2008, AND
SIX MONTHS ENDED JUNE 30, 2009

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2007	5,115,435	$8,525,725	$—	$44,758,926	$53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)

BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				1,027,383	1,027,383
Dividends				(1,023,087)	(1,023,087)
Unrealized Gains (Losses) of Equity Method Investee			136,083		136,083
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			402,470		402,470

BALANCE on June 30, 2009	5,115,435	$8,525,725	$(1,690,550)	$45,409,576	$52,244,751

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR SIX MONTHS ENDED
	JUNE 30, 2009	JUNE 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,027,383	$4,363,360
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,741,949	4,436,374
Gain on Sale of Cellular Investment	—	(5,123,797)
Undistributed Earnings of Hector Investment	(372,730)	(401,726)
Noncash Patronage Refund	(194,711)	—
Distributions from Equity Investments	35,251	—
Loss on Sale of Securities	—	162,999
Changes in Assets and Liabilities:
Receivables	301,156	(1,374,142)
Income Taxes Receivable	(1,266,149)	1,023,421
Inventories	6,782	(42,533)
Prepaid Expenses	5,179	106,480
Deferred Charges	20,222	1,860,485
Accounts Payable	274,075	(1,371,928)
Accrued Income Taxes	(1,570,860)	1,683,056
Other Accrued Taxes	(5,961)	(6,484)
Other Accrued Liabilities	(598,548)	(381,213)
Deferred Income Tax	265,688	(115,211)
Deferred Compensation	(551,836)	(407,462)
Net Cash Provided by Operating Activities	2,116,890	4,411,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,719,029)	(1,412,962)
Proceeds from Sale of Cellular Investment	—	5,123,797
Acquisition of HTC, Net of Cash Acquired	—	(67,375,596)
Proceeds from Sale of Marketable Securities	—	1,454,231
Other, Net	(188,472)	37,689
Net Cash Used in Investing Activities	(2,907,501)	(62,172,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(269,004)	(3,266,757)
Issuance of Long-Term Debt	400,000	59,700,000
Dividends Paid	(1,023,087)	(1,023,087)
Net Cash Provided by (Used in) Financing Activities	(892,091)	55,410,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,682,702)	(2,351,006)

CASH AND CASH EQUIVALENTS at Beginning of Period	3,320,510	9,510,309

CASH AND CASH EQUIVALENTS at End of Period	$1,637,808	$7,159,303

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
The consolidated financial statements include the accounts of New Ulm Telecom, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany transactions and accounts have been eliminated.

The balance sheets as of June 30, 2009, the statements of income, the statements of cash flows, and statement of stockholders’ equity for the periods ended June 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2009 and for the periods ended June 30, 2009 and 2008 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the entire year.

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

Certain reclassifications have been made between revenues and expenses on the consolidated statements of income and cash flows for the six months ended June 30 2008 to make them comparable to the 2009 presentation. These changes have no effect on operating income or net income.

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

The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At June 30, 2009, the Company had approximately $121,500 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded.

The Company is primarily subject to U.S., Minnesota and Iowa income tax. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is (i) to recognize and record interest expense related to income tax matters in interest expense and (ii) to recognize and record penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrual for interest or penalties related to income tax matters. As of June 30, 2009, the Company has recorded accrued income taxes payable of $163,293 and accrued interest of $21,448 in settlement of an Internal Revenue Service (“IRS”) exam on the company’s 2006 and 2007 federal tax returns, and amended state income tax returns related to the IRS exam.

Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for its financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not affect its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer until January 1, 2009, the adoption of SFAS No. 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers (i) the principal or most advantageous market in which the Company would transact business related to those assets and liabilities and (ii) the market-based risk measurements or assumptions, such as inherent risk, transfer restrictions, and credit risk, that market participants would use in pricing the asset or liability.

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market–corroborated inputs that are derived principally from or corroborated by observable market data.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	June 30, 2009

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Liabilities:
Derivative Liabilities	$—	$1,699	$—	$1,699
Total Liabilities Measured at Fair Value	$—	$1,699	$—	$1,699

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Other Financial Instruments

Equity Investments - It was not practicable to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. The Company conducted an evaluation of its investments in all of its companies in connection with the preparation of its audited financial statements at December 31, 2008. The Company believes the carrying value of its investments is not impaired.

Debt - The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - The Company’s financial instruments also include cash equivalents, trade accounts receivable, and accounts payable for which current carrying amounts approximate fair market value.

NOTE 2 – NONCASH INVESTING ACTIVITIES

Included in accounts payable at June 30, 2009 and 2008 were $621,434 and $78,657 of plant additions placed in service during these respective periods. At December 31, 2008 and 2007 amounts included in accounts payable were $999,180 and $107,780 resulting in net noncash investing activities of $377,746 and $29,123 during the periods ending June 30, 2009 and 2008.

NOTE 3 – ACQUISITION OF HUTCHINSON TELEPHONE COMPANY

On January 4, 2008, New Ulm Telecom, Inc. (“New Ulm” or the “Company”) completed the acquisition of Hutchinson Telephone Company (“HTC”) for approximately $83 million pursuant to the terms of the Agreement and Plan of Merger dated as of August 3, 2007, as amended. The transaction was structured as a reverse triangular merger under which a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with over 50,000 connections in a number of Minnesota and Iowa communities.

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

In April 2009, the Company informed the escrow agent and the Shareholder Representative of the former shareholders of HTC that the Company would not be making any claims against the $5.2 million held in escrow other than (i) the $1,158,412 working capital true-up that New Ulm requested under the Merger Agreement in January 2008 and (ii) interest on this $1,158,412. The Shareholder Representative has refused to pay any amounts to the Company and the matter is currently pending in arbitration. The Company has recorded a current asset of $1,158,412 for the HTC escrow receivable on its Balance Sheet.

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

The allocation originally reported as of March 31, 2008 was revised at December 31, 2008 based on the final purchase price allocation. The final allocation of the net purchase price of HTC based on an independent valuation is shown below:

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

● $3,000,000 term note with interest payable monthly. Final maturity of the note was April 3, 2008. This note has been fully paid.

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

During the first six months of 2009 and at June 30, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4:25:1:0. The Total Leverage Ratio had been 4:5:1:0 for the period from March 31, 2008 through December 31, 2009.

As described under Note 5 - Interest Rates Swap to the Consolidated Financial Statements of this Form 10-Q, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million of the outstanding CoBank, ACB debt. The additional $11.0 million currently available under the credit facility remains subject to variable interest rates.

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

To meet this objective, New Ulm and HTC each entered into separate Interest Rate Swap Agreements with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, New Ulm and HTC have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, the Company (either New Ulm or HTC) pays a fixed contractual interest rate and either (i) makes an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receives a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of June 30, 2009, the Company had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

New Ulm	03/31/2011	$ 2,000,000	5.17%: (LIBOR Rate of 2.67%, plus
2.50% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.76%; (LIBOR Rate of 3.26%, plus
2.50% LIBOR Margin)

New Ulm	06/30/2011	$ 3,000,000	6.65%; (LIBOR Rate of 4.15%, plus
2.50% LIBOR Margin)

New Ulm	06/30/2013	$ 3,000,000	7.04% (LIBOR Rate of 4.54% plus
2.50% LIBOR Margin)

HTC	03/31/2011	$ 4,000,000	5.42% (LIBOR Rate of 2.67%, plus
2.75% LIBOR Margin)

HTC	03/31/2013	$21,750,000	6.01%; (LIBOR Rate of 3.26%, plus
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

These interest rate swaps qualify as cash flow hedges for accounting purposes under SFAS No. 133. The effect of these hedging transactions has been reflected in the financial statements for the period ending June 30, 2009, accounting for a net $402,470 unrealized gain reported in other comprehensive income during the period.

The Company determined the fair value of its interest rate swap agreements at June 30, 2009 from valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive or pay if the contracts were canceled or transferred to other parties. If the Company were to terminate its interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholder’s equity, into earnings on the consolidated statements of income. The activity on the interest rate swap agreements at June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain (Loss) on Derivative Instruments	$875,615	$1,395,583	$676,080	$1,368,252

Deferred Income Tax	(354,361)	(564,792)	(273,610)	(553,731)
Gain (Loss) Reported in Accumulated Other Comprehensive Income	$521,254	$830,791	$402,470	$814,521

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2008, the Company’s goodwill totaled $29,516,277 and is the result of wireline acquisitions, including $26,297,327 from the January 4, 2008 purchase of HTC by the Company. The Company increased goodwill by $28,588,372 during 2008 for the acquisition of HTC in January 2008, and decreased goodwill by $2,291,000 in the fourth quarter of 2008 due to impairment of goodwill.

The Company’s intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. Accumulated amortization was $1,813,657 at December 31, 2008 and $2,713,778 at June 30, 2009. Amortization expense for the next five years is estimated to be:

2009	$1,800,147
2010	1,800,147
2011	1,800,147
2012	1,800,147
2013	1,640,147

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		June 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,230,785	$2,073,778	$19,230,785	$1,386,990
Regulatory Rights	15 yrs	4,000,000	400,000	4,000,000	266,667
Non-Competition Agreement	5 yrs	800,000	240,000	800,000	160,000
Indefinitely-Lived Intangible Assets
Trade Name		800,000		800,000
Video Franchise		3,000,000		3,000,000
Total		$27,830,785	$2,713,778	$27,830,785	$1,813,657

Net Identified Intangible Assets			$25,117,007		$26,017,128

NOTE 7 – OTHER INVESTMENTS

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible for the owners to offer certain services to customers, including digital video services and fiber optic transport services, that the Company could not afford to offer on its own. These joint ventures also make it possible for the owners to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. For a listing of the Company’s investments, see Note 10 – Segment Information of the Consolidated Financial Statements of this Form 10-Q.

Other Investments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Cost and Guarantees	Prior Income (Loss)	2009 Income (Loss)	Cumulative Distributions	Total	December 31, 2008 Total
Other Equity Method Investments:
En-Tel	$3,470,872	$(3,363,354)	$(107,518)	$—	$—	$(14,870)
SHAL, LLC	1,668,989	186,316	26,324	(723,000)	1,158,629	1,132,306
SHAL Networks, Inc.	571,517	2,014,751	9,132	(1,300,000)	1,295,400	1,286,268
Other Investments					2,256,543	1,738,109
Other Non-Equity Investments					2,039,554	2,237,894

Total Other Investments					$6,750,126	$6,379,707

The carrying value of SHAL, LLC, SHAL Networks, Inc., and IES (included in Other Investments) exceeds the underlying net assets by $943,781.

On June 30, 2009, New Ulm Telecom, Inc. entered into an Equity Securities Purchase Agreement with Iowa Telecommunications Services, Inc. (“Iowa Telecom”) under which the Company agreed to sell its ownership interests in SHAL Networks, Inc., SHAL, LLC, Direct Communications LLC, and En-Tel Communications, LLC, to Iowa Telecom for approximately $1.7 million. In addition, under the agreement, Iowa Telecom agreed to assume or terminate approximately $5.7 million in loan guarantees that the Company had given to RTFC for loans made to SHAL, LLC and En-Tel Communications, LLC. The Company expects the transaction to close in the third or fourth quarter of 2009.

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. As of June 30, 2009, Company had recorded a liability of $371,968 in connection with this guarantee.

In March 2009, the Company guaranteed additional indebtedness of FiberComm in connection with an additional $1,250,000 loan made by American State Bank to FiberComm. As of June 30, 2009, the Company has recorded an additional liability of $62,500 in connection with the guarantee on this loan. As of a result of these two guarantees, the Company has guaranteed a total of $434,468 of indebtedness of FiberComm at June 30, 2009.

The Company’s HTC subsidiary, which was acquired on January 4, 2008, has guaranteed several loans as set forth below:

Through HTC, the Company has a 33.33% ownership in SHAL Networks, Inc. and SHAL, LLC (collectively “SHAL”), which was formed to provide fiber optic cable facilities in Minnesota. The Company, along with the other members of SHAL, agreed to guarantee portions of SHAL’s debt to Rural Telephone Finance Cooperative (RTFC). The Company would be required to pay guaranteed portions if SHAL cannot make payments or if the debt is called. At June 30, 2009, SHAL owed $4,852,833 on the guaranteed debt. The note is due in 2014. HTC has guaranteed 33.33% of the principal on this note, which was $1,617,611 at June 30, 2009. This guarantee has not been reflected on the Company’s financial statement.

Through HTC, the Company also has a 30.88% ownership in En-Tel Communications, LLC (“En-Tel”), which was formed to provide competitive local exchange services in the Willmar, Minnesota area. HTC, along with some of the other members of En-Tel, agreed to guarantee portions of En-Tel’s two debt obligations to the RTFC. HTC and the other members would be required to pay their respective guaranteed portions if En-Tel cannot make payments or if the debt is called. The first En-Tel note in the amount of $12,138,889 was entered into on November 13, 2000, and is due in 2015. At June 30, 2009, En-Tel owed $7,461,074 on this first note. HTC has guaranteed 25% of the principal of this note or $1,865,269. The second En-Tel note was entered into on December 2, 2003 in the amount $5,500,000 and is due in 2018. At June 30, 2009, En-Tel owed $4,385,070 on this second note. HTC has guaranteed 50% of the principal of this note or $2,192,535. At June 30, 2009, the Company has recorded $1,858,169 as a liability related to the En-Tel guarantees, reflecting the liability from the purchase price allocation adjusted for principal payments.

NOTE 9 – DEFERRED COMPENSATION

The Company, as part of the acquisition of HTC, has recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees, and a non-compete agreement totaling $2,006,916, and continuation of certain employee benefits.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment
This segment contains the operations of:

●	The Company’s incumbent local exchange carriers (“ILECs”):
	▪	New Ulm Telecom, Inc. (“New Ulm”), the parent company;
	▪	Hutchinson Telephone Company (“HTC”), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (“Western”), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (“Peoples”), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (“CLECs”):
	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (“HTI”), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	The Company’s investments and interests in the following entities, including some management responsibilities:
	▪	Hector Communications Corporation (33.33% ownership interest);
	▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
	▪	En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota (30.88% ownership interest);
	▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
	▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota Counties (14.29% ownership interest);
	▪	SHAL Networks, Inc. and SHAL, LLC which together construct and lease fiber-optic communication lines and transport facilities throughout Minnesota (33.33% ownership interest);
	▪	Direct Communications, LLC which provides services on behalf of SHAL (33.33% ownership interest), and
●	The Company’s operations that provide Internet and video services.

Cellular Segment
●

This Segment contains the sales and service of cellular phones and accessories, and prior to October 2, 2006 the Company’s investment in MWH in which New Ulm Cellular #9, Inc. (“Cell #9”), a wholly-owned subsidiary of New Ulm, owned 7.55% and Peoples owned 2.33%. The Company’s total ownership of MWH was 9.88% as of December 31, 2005 and was sold to Alltel on October 2, 2006.

Phonery Segment
●

This Segment contains the sales and service of customer premise equipment (“CPE”) and transport operations of New Ulm Phonery, Inc. (“Phonery”), Western, Peoples and HTC, all of which are wholly-owned subsidiaries. This segment also contains the resale of long distance toll service operations of New Ulm Long Distance, Inc. and HTI; and the retail operations of TechTrends, Inc., all wholly-owned subsidiaries.

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Three Months Ended June 30, 2009
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,161,605	$150,598	$839,824	$(876,785)	$8,275,242
Depreciation and Amortization	2,335,437	—	38,942	—	2,374,379
Operating Expenses, Excluding Depreciation and Amortization	5,184,702	99,389	531,211	(876,785)	4,938,517
Operating Income	641,466	51,209	269,671	—	962,346
Interest Expense	(713,293)	(105)	—	—	(713,398)
Hector Investment Income	160,779	—	—	—	160,779
Other Investment Income	121,624	—	—	—	121,624
Income Taxes	(85,954)	(23,690)	(107,851)	—	(217,495)
Net Income	$124,622	$27,414	$161,820	$—	$313,856

Total Assets	$119,824,781	$115,356	$8,414,739	$—	$128,354,876

Capital Expenditures	$1,341,343	$—	$—	$—	$1,341,343

	Three Months Ended June 30, 2008
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,418,279	$194,389	$923,665	$(840,579)	$8,695,754
Depreciation and Amortization	2,194,217	—	43,399	—	2,237,616
Operating Expenses, Excluding Depreciation and Amortization	5,158,448	135,823	584,836	(840,579)	5,038,528
Operating Income	1,065,614	58,566	295,430	—	1,419,610
Interest Expense	(807,161)	—	—	—	(807,161)
Hector Investment Income	244,843	—	—	—	244,843
Other Investment Income	41,615	—	—	—	41,615
Income Taxes	(265,579)	(158,387)	(128,833)	—	(552,799)
Net Income (Loss)	$279,332	$(99,821)	$166,597	$—	$346,108

Total Assets	$130,677,579	$63,297	$7,575,265	$—	$138,316,141

Capital Expenditures	$712,483	$—	$—	$—	$712,483

	Six Months Ended June 30, 2009
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$16,302,789	$321,915	$1,854,987	$(1,758,633)	$16,721,058
Depreciation and Amortization	4,648,191	—	74,066	—	4,722,257
Operating Expenses, Excluding Depreciation and Amortization	10,273,151	213,825	1,121,806	(1,758,633)	9,850,149
Operating Income	1,381,447	108,090	659,115	—	2,148,652
Interest Expense	(1,467,959)	(3,878)	—	—	(1,471,837)
Hector Investment Income	372,730	—	—	—	372,730
CoBank Patronage Dividend	556,318	—	—	—	556,318
Other Investment Income	209,144	—	—	—	209,144
Income Taxes	(415,772)	(105,108)	(266,744)	—	(787,624)
Net Income (Loss)	$635,908	$(896)	$392,371	$—	$1,027,383

Total Assets	$119,824,781	$115,356	$8,414,739	$—	$128,354,876

Capital Expenditures	$2,719,029	$—	$—	$—	$2,719,029

	Six Months Ended June 30, 2008
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$16,727,931	$419,259	$1,945,145	$(1,680,507)	$17,411,828
Depreciation and Amortization	4,351,480	—	84,894	—	4,436,374
Operating Expenses, Excluding Depreciation and Amortization	10,050,319	238,586	1,189,410	(1,680,507)	9,797,808
Operating Income	2,326,132	180,673	670,841	—	3,177,646
Interest Expense	(1,693,575)	—	—	—	(1,693,575)
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	401,726	—	—	—	401,726
Other Investment Income	132,646	206,950	—	—	339,596
Income Taxes	(483,869)	(2,230,472)	(271,489)	—	(2,985,830)
Net Income	$683,060	$3,280,948	$399,352	$—	$4,363,360

Total Assets	$130,677,579	$63,297	$7,575,265	$—	$138,316,141

Capital Expenditures	$1,412,962	$—	$—	$—	$1,412,962

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

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) includes two items in addition to net income (loss). The first is unrealized loss resulting from the Company’s one-third ownership of Hector Communications Corporation (“HCC”), and the resulting share of HCC’s other comprehensive income (loss). HCC’s comprehensive income (loss) differs from the “HCC investment income” reported on the Company’s Consolidated Statements of Income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes, which the Company has entered into with CoBank, ACB, covering $45.0 million of the Company’s indebtedness to CoBank, ACB, as described in Note 5 to the Consolidated Financial Statements of this Form 10-Q.

The components of comprehensive income (loss) were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$313,856	$346,108	$1,027,383	$4,363,360

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	143,649	137,062	136,083	(208,825)

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	521,254	830,791	402,470	814,521

Total Comprehensive Income	$978,759	$1,313,961	$1,565,936	$4,969,056

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

Income statement information for HCC for the periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$7,051,302	$7,371,195	$14,138,796	$14,811,487
Operating Income	1,530,940	2,105,537	3,402,764	4,036,789
Net Income	482,337	734,742	1,118,191	1,205,178

NOTE 14 – SUBSEQUENT EVENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through August 7, 2009. The Company does not believe there are any subsequent events that required disclosure.

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

Overview

The Company owns and operates ILECs and CLECs that provide, own, and operate phone, video, and Internet services in a number of Minnesota and Iowa communities.

The Company also sells and services cellular phones and accessories, customer premise equipment, and transport facilities.

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

On November 10, 2008, the Company opened TechTrends, Inc. in New Ulm, Minnesota. TechTrends is a Company-owned and operated retail store offering computers and computer accessories, in addition to computer repair and website design services. TechTrends also provides its NU-Telecom customers a full array of customer services, such as answering billing questions and taking monthly payments.

For purposes of this report, unless the context requires otherwise, all references to the “Company” mean New Ulm Telecom, Inc. and its subsidiaries.

The Company also holds:

●	25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa,
●	30.88% ownership interest in En-Tel Communications, LLC, a CLEC based in Willmar, Minnesota,
●	33.33% ownership interest in Hector Communications Corporation, based in New Ulm, Minnesota,
●	16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services,

●	33.33% ownership interest in Direct Communications, LLC, which provides services on behalf of SHAL,
●	33.33% ownership interest in SHAL, LLC and SHAL Networks, Inc., which constructs and leases fiber-optic communication lines and transport facilities throughout Minnesota, and
●	14.29% ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota and Minnesota Counties.

The Company is organized into three business segments, as described in Note 10 – Segment Information of the Consolidated Financial Statements of this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Operating Results

The following is a discussion of consolidated results of operations. Certain reclassifications have been made between revenues and expenses on the income statement for the quarter ended June 30, 2008 to make them comparable to the 2009 presentation. More detailed discussion of operating results by segment follows this discussion.

Operating Revenues:

Total operating revenues were $8,275,242 for the three months ended June 30, 2009, for a decrease of 4.8% or $420,512 as compared to the same period in 2008. Total operating revenues were $16,721,058 for the six months ended June 30, 2009 for a decrease of 4.0% or $690,770 as compared to the same period in 2008. This decrease is a result of decreases in local, network access, video, Internet, and other non-regulated revenues.

The Telecom segment invested heavily during 2008 in its infrastructure, which has allowed it to enhance its local network so that it could offer a “triple-play” of services to its subscribers. In the telecommunications industry, a “triple-play” of services refers to offering telephone, Internet, and video services over the same infrastructure. The Company expects that continued infrastructure investment will allow it to offer its customers new technologies as they emerge. The Company anticipates that the geographic expansion of its service offerings will provide this segment with future growth.

The Telecom segment continues to experience downward pressure on its network access revenues as a result of negative pricing pressures on access charges and a decrease in the access minutes of use, both of which are consistent with industry trends. The decrease in network access revenues was minimized due to the Company’s eligibility for high-cost loop funding through the Universal Service Fund for its ILEC operations in Springfield and Sanborn, Minnesota, and Aurelia, Iowa, and the immediate surrounding areas served by the affected ILECs. The Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use that could affect future revenues in the Telecom sector in order to minimize the impact on the Company. Also, the FCC continues to examine inter-carrier compensation (payments from one telecommunications company to another for the use of their interconnecting networks). This examination could lead to significant changes in the way the Company is compensated for use of its local network in the future.

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

The Minnesota Public Utilities Commission (“MPUC”) has considered intrastate access reform and universal service for several years. The MPUC opened the most recent docket on the issue of state access reform in 2006. After requesting comments to refresh the record at that time there was little activity in this area throughout 2008. The Iowa Utilities Board (“IUB”) had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, the IUB indicated it intends to assume that role. In January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling will affect Peoples ILEC. In September of 2008, the IUB also issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. The Company cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

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

Operating Expenses:

Operating expenses for the three months ended June 30, 2009 increased $36,752 or 0.5%, as compared to the same period in 2008. Operating expenses for the six months ended June 30, 2009 increased $338,224 or 2.4%, as compared to the same period in 2008. Depreciation and amortization expense increased $285,883 or 6.4% for the six months ended June 30, 2009 as compared to 2008. This increase is due to the Company’s continued investment in the Telecom segment’s infrastructure and an increase in the amount of amortization expense on intangible assets as a result of the year-end 2008 final allocation of the purchase price for the HTC acquisition. Operating expenses, excluding depreciation and amortization, increased $52,341 or 0.5% for the six months ended June 30, 2009 as compared to 2008. The increase in operating expenses, excluding depreciation and amortization, was attributed to the increased cost of providing services, such as digital video, DSL, and Internet service. The remainder of the increase in the Telecom segment reflected the additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the company’s assortment of products and services to the communities that it serves.

Operating Income:

Operating income for the three months ended June 30, 2009 decreased $457,264 as compared to same period in 2008. Operating income for the six months ended June 30, 2009 decreased $1,028,994 as compared to same period in 2008. Operating income decreased primarily due to a decrease in local, network access, Internet, video, and cellular revenues. The increase in operating expenses was primarily due to increased depreciation and amortization expense. The decrease in revenue is consistent with industry trends and due to the current economic conditions.

Other Income and Expense:

Other expenses, net of other income, for the three months ended June 30, 2009 decreased $89,708 compared to the three months ended June 30, 2008. Other income, net of other expenses, for the six months ended June 30, 2009 decreased $4,505,189 compared to the six months ended June 30, 2008. The decrease was primarily due to the 2006 sale of MWH and the final receipt of proceeds of $5,123,797 in January 2008.

The Company’s investment income in Hector Communications Corporation for the six months ended June 30, 2009 decreased $28,996, compared to the six months ended June 30, 2008. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income for the six months ended June 30, 2009 decreased $65,969, compared to the six months ended June 30, 2008, primarily due to activity from equity investments.

There was a $221,738 decrease in interest expense for the six-month period ended June 30, 2009 compared to the same period in 2008. The decrease in interest expense was due to the reduction in interest rates on the portion of the Company’s borrowings from CoBank, ACB, subject to variable interest rates, and reduced amounts of outstanding debt.

There was a $327,022 decrease in interest income for the six month period ended June 30, 2009 compared to the same period in 2008, primarily due to the interest received in January 2008 on the final distribution of MWH sale proceeds.

Net Income:

Net income was $313,856 for the three months ended June 30, 2009 compared with $346,108 for the same period in 2008. Net income was $1,027,383 for the six months ended June 30, 2009 compared with $4,363,360 for the same period in 2008. This $3,335,977 decrease was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel.

Summary of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Income:
Telecom Segment	$641,466	$1,065,614	$1,381,447	$2,326,132
Cellular Segment	51,209	58,566	108,090	180,673
Phonery Segment	269,671	295,430	659,115	670,841
Total	962,346	1,419,610	2,148,652	3,177,646

Other Income	282,403	286,458	1,138,192	5,865,119
Interest Expense	(713,398)	(807,161)	(1,471,837)	(1,693,575)
Income Taxes	(217,495)	(552,799)	(787,624)	(2,985,830)
Net Income	$313,856	$346,108	$1,027,383	$4,363,360

Basic and Diluted
Earnings per Share	0.06	0.07	0.20	0.85

Weighted Average
Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 89.2% of the Company’s consolidated operating revenues for the three months ended June 30, 2009 before intercompany eliminations, and 88.2% of the Company’s consolidated operating revenues for the six months ended June 30, 2009 before intercompany eliminations. Revenues are primarily earned by providing approximately 29,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, directory advertising, through billing and collecting for various long distance companies, and for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending June 30, 2009 decreased $256,674 or 3.0% compared to the same period last year. Total Telecom segment revenues for the six months ending June 30, 2009 decreased $425,142 or 2.5% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

Telecom Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Local Network	$1,779,623	$1,846,944	$3,627,305	$3,692,468
Network Access	3,546,270	3,629,479	6,976,558	7,235,350
Other	2,835,712	2,941,856	5,698,926	5,800,113
Total Operating Revenues	8,161,605	8,418,279	16,302,789	16,727,931

Operating Expenses, Excluding Depreciation and Amortization	5,184,702	5,158,448	10,273,151	10,050,319
Depreciation and Amortization Expenses	2,335,437	2,194,217	4,648,191	4,351,480
Total Operating Expenses	7,520,139	7,352,665	14,921,342	14,401,799

Operating Income	$641,466	$1,065,614	$1,381,447	$2,326,132

Net Income	$124,622	$279,332	$635,908	$683,060

Local network revenue decreased in the Telecom segment by $67,321 or 3.6% for the three months ended June 30, 2009 compared to the same period in 2008. Local network revenue decreased in the Telecom segment by $65,163 or 1.8% for the six months ended June 30, 2009 compared to the same period in 2008. The decrease was the result of a decline in the number of local access customers.

Network access revenue decreased $83,209 or 2.3% for the three months ended June 30, 2009 compared with the same period in 2008. Network access revenue decreased $258,792 or 3.6% for the six months ended June 30, 2009 compared with the same period in 2008. The segment continues to experience an overall decrease in minutes of use and the effects of downward pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, the Company continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained, enhanced and continually invested in its infrastructure. These capital expenditures have allowed the Company to receive additional settlements from the National Exchange Carrier Association (“NECA”). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues decreased $106,144 or 3.6% for the three months ended June 30, 2009 compared with the same period in 2008. Other operating revenues decreased $101,187 or 1.7% for the six months ended June 30, 2009 compared with the same period in 2008. Due to the infrastructure enhancements that have taken place since 2000, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. Due to economic conditions and increased competition, the Company experienced a decrease in video service revenue of approximately $114,600. As a partial offset to that decrease, Internet services experienced an increase in revenue of approximately $10,000.

Operating expenses, excluding depreciation and amortization, increased $26,254 or 0.5% for the three months ended June 30, 2009 compared with the same period in 2008. Operating expenses, excluding depreciation and amortization, increased $222,832 or 2.2% for the six months ended June 30, 2009 compared with the same period in 2008. Operating expenses increased primarily as a result of additional selling, general and administrative costs. The Company continues to (i) enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), (ii) offer additional services (video and DSL), (iii) pursue aggressive marketing to develop brand recognition, and (iv) provide solutions for its customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration. The Company is applying this customer-centric philosophy at all of its locations.

Depreciation and amortization expenses increased $141,220 or 6.4% for the three months ended June 30, 2009 compared with the same period in 2008. Depreciation and amortization expenses increased $296,711 or 6.8% for the six months ended June 30, 2009 compared with the same period in 2008. Approximately $150,000 of this increase is due to amortization on the intangible assets acquired in the HTC purchase. The remaining increase in depreciation and amortization reflects the Company’s continued investment in its network.

Operating income decreased $424,148 for the three months ended June 30, 2009 compared with the same period in 2008. Operating income decreased $944,685 for the six months ended June 30, 2009 compared with the same period in 2008. The decrease in operating income was due to a decrease in operating revenues and the increase in operating expenses, due to increased depreciation and amortization, and additional general and administrative expenses. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $425,142 decrease in revenues combined with a $519,543 increase in operating expenses resulted in the $944,685 decrease in operating income for the six months ended June 30, 2009.

Cellular Segment

The Cellular segment represented 1.6% of the consolidated operating revenues for the three months ended June 30, 2009 before intercompany eliminations. The Cellular segment represented 1.7% of the consolidated operating revenues for the six months ended June 30, 2009 before intercompany eliminations. Revenues are earned primarily by sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories, and cellular commissions decreased by $43,791 for the three-month period ending June 30, 2009 compared with the same period in 2008. The operating revenue from sales of cellular phones and accessories, and cellular commissions decreased by $97,344 for the six-month period ending June 30, 2009 compared with the same period in 2008 The decrease in operating revenues in the three and six-month periods is due to a decrease in the sale of cellular phones because (i) customers are retaining existing phones longer, (ii) the Company is facing increased competition, and (iii) there has been a decrease in the cellular commission structure.

The interest expense and income tax for the period ending June 30, 2009 is primarily due to the settlement of the Internal Revenue Service (IRS) examination of the Company’s 2006 and 2007 federal income tax returns, and additional state tax due on related IRS adjustments.

A recap of income for the cellular segment is contained in the following table:

Cellular Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenues	$150,598	$194,389	$321,915	$419,259

Operating Expenses, Excluding Depreciation and Amortization	99,389	135,823	213,825	238,586
Depreciation and Amortization Expenses	—	—	—	—
Total Operating Expenses	99,389	135,823	213,825	238,586

Operating Income	51,209	58,566	108,090	180,673

Interest Expense	(105)	—	(3,878)	—
Interest Income	—	—	—	206,950
Gain on Sale of MWH	—	—	—	5,123,797
Income Taxes	(23,690)	(158,387)	(105,108)	(2,230,472)

Net Income (Loss)	$27,414	$(99,821)	$(896)	$3,280,948

Phonery Segment

The Phonery segment represented 9.2% of the consolidated operating revenues for the three months ended June 30, 2009 before intercompany eliminations. The Phonery segment represented 10.0% of the consolidated operating revenues for the six months ended June 30, 2009 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenues	$839,824	$923,665	$1,854,987	$1,945,145

Operating Expenses, Excluding Depreciation and Amortization	531,211	584,836	1,121,806	1,189,410
Depreciation and Amortization Expenses	38,942	43,399	74,066	84,894
Total Operating Expenses	570,153	628,235	1,195,872	1,274,304

Operating Income	269,671	295,430	659,115	670,841

Net Income	$161,820	$166,597	$392,371	$399,352

Operating revenue decreased $83,841, or 9.1%, for the three months ended June 30, 2009 compared to the same period in 2008. Operating revenue decreased $90,158, or 4.6%, for the six months ended June 30, 2009 compared to the same period in 2008.

Operating expenses, excluding depreciation and amortization, decreased $53,625 or 9.2% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Operating expenses, excluding depreciation and amortization, decreased $67,604 or 5.7% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease is primarily due to lower overhead costs. This segment remains focused on cost efficiencies, while striving to reach the customer service goal of 100% customer satisfaction. The Phonery segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $4,457 or 10.3% for the three months ended June 30, 2009 compared to the same period ended 2008. Depreciation and amortization expenses decreased $10,828 or 12.8% for the six months ended June 30, 2009 compared to the same period ended 2008. The decrease is primarily due to the fact that some long-lived assets have become fully depreciated.

Operating income decreased $25,759 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Operating income decreased $11,726 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $104,146,575 at June 30, 2009, reflecting 50.2% equity and 49.8% debt. This compares to a capital structure of $103,472,730 at December 31, 2008, reflecting 50% equity and 50% debt. The debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development and debt service for at least the next 12 months.

Cash Flows

Cash provided by operations was $2,116,890 for the six-month period ended June 30, 2009 compared to cash provided by operations of $4,411,679 in the same period in 2008. The reduction in cash flows provided by operations for the six months ended June 30, 2009 was the result of several factors in the 2008 period including a higher level of net income in 2008, the 2008 receipts of funds from the sale of MWH, the 2008 acquisition of HTC, and the result of 2009 income tax payments related to the 2008 tax year. The cash flows provided by operations for the six months ended June 30, 2008 were primarily attributable to net income. In correlation with the presentation of the HTC acquisition, the Company has reclassified some operating and investing activities in the statement of cash flows for the six months ended June 30, 2008.

Cash flows used in investing activities were $2,907,501 for the six months ended June 30, 2009 compared to cash flows used in investing activities of $62,172,841 in the same period in 2008. In 2008, the Company used approximately $67 million of cash to purchase HTC. The Company received approximately $5.1 million in proceeds from the MWH sale of its cellular investment and $1.5 million from the sale of marketable securities. In 2009, cash was primarily used in the acquisition of capital assets. The Company expects total plant additions of approximately $6,000,000 in 2009. The Company will finance these upgrades from existing working capital and operating cash flows. Capital expenditures were $2,719,029 during the first six months of 2009 as compared to $1,412,962 for the same period in 2008. The Company operates in a capital-intensive business. The Company is continuing to upgrade its local networks for changes in technology to provide the most advanced services to its customers.

Cash flows used in financing activities were $892,091 for the six months ended June 30, 2009 compared to cash flows provided by financing activities of $55,410,156 for the six months ended June 30, 2008. In 2009, the change consisted of debt proceeds of $400,000 reflecting the Company’s draw down on its revolver, less repayments of $269,004, and dividends paid of $1,023,087. In 2008, the Company used debt proceeds of $59,700,000 for the purchase of HTC.

Dividends

The Company paid dividends of approximately $1,023,000 during the first six months of 2009 and 2008. This represented dividends of $.10 per share for the first two quarters of 2009 and 2008. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements, the operating and financial condition of the Company, and any loan requirements.

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

During the first six months of 2009 and at June 30, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4:25:1:0. The Total Leverage Ratio had been 4:5:1:0 for the period from March 31, 2008 through December 31, 2009.

Contractual Obligations

The Company has had a series of borrowings from CoBank in the past. On October 30, 2006, the Company paid the balance on its $10 million CoBank, ACB reducing revolving credit facility. On December 22, 2006, the Company paid the remaining balance on its $15 million term loan and terminated that credit facility.

As of June 30, 2009, the Company had an unsecured loan in the amount of $51,824 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with its acquisition of HTC in 2008, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. For information about the Company’s contractual obligations as of March 31, 2009, along with the cash principal payments due each period on its unsecured note payable and long-term debt, see Note 4 – Secured Credit Facility of the Consolidated Financial Statements of this Form 10-Q.

Description	Total	July-December 2009	2010-2011	2012-2013	Thereafter
Deferred Compensation	$2,855,739	$362,502	$1,364,374	$262,989	$865,874
Long-term Debt	51,901,824	250,000	6,416,941	6,886,883	38,348,000
Interest on Long-term Debt (A)	14,552,609	1,416,600	5,675,729	5,170,905	2,289,375
Loan Guarantees (B)	6,109,883	584,968	1,559,402	2,002,039	1,963,474
Operating Lease	73,350	14,670	58,680	—	—
Purchase Obligation (C)	981,609	981,609	—	—	—
Total Contractual Cash Obligations	$76,475,014	$3,610,349	$15,075,126	$14,322,816	$43,466,723

A.

Interest on long-term debt is estimated using rates in effect as of June 30, 2009. The Company uses interest rate swap agreements to manage its cash flow exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 5 to the Consolidated Financial Statements of this Form 10-Q).

B.	On June 30, 2009, the Company entered into an agreement under which it would sell its ownership interests in several entities and be released from approximately $5.7 million in loan guarantees.

C.	Purchase obligations consist primarily of commitments incurred for capital improvements.

Working Capital

The Company had working capital of $4,088,009 as of June 30, 2009, compared to working capital of $2,399,276 as of December 31, 2008. The ratio of current assets to current liabilities was 1.9:1.0 as of June 30, 2009 and 1.3:1.0 as of December 31, 2008.

Long-Term Debt

See Note 4 – Secured Credit Facility of the Consolidated Financial Statements of this Form 10-Q.

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

Recent Economic Developments and Effects of Inflation

The Company believes it has been able to mitigate the effects of the recent economic swings by (i) prudent borrowing practices, (ii) anticipating the need for enhancements to equipment and acquiring this equipment, and (iii) pursuing appropriate budgeting strategies. While the trend is uncertain, the Company anticipates that even with the downturn in the current economy, customers will continue to utilize telecommunications systems and services in levels that will enable the Company to operate profitably.

Recent Accounting Developments

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”. FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any subsequent events that required disclosure.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

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

The gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in stockholder’s equity. It is recognized in retained earnings when the protection agreement is terminated. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. The Company’s earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the six months ended June 30, 2009, interest expense would have increased approximately $147,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, under the supervision of and with the participation of the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Operating Officer, an assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) was carried out by management. In the course of completing management’s assessment of the Company’s internal control over financial reporting, management has identified a control deficiency that is a material weakness, as reported in the Company’s Annual Report on Form 10-K for 2008, which was filed on March 30, 2009 (the “2008 Form 10-K”). As of the date of that assessment, the Chief Executive Officer, the Chief Financial Officer, and Chief Operating Officer concluded that as a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of December 31, 2008. Specifically, the Company did not have, and through its engagement of an independent tax consultant, did not acquire, adequate technical expertise to effectively oversee and review the Company’s tax accounting for the Company’s ownership of an equity method investment. The Company hired an independent tax consultant to prepare its income tax provision and returns. There was an error in the tax treatment of its equity method investment that has been corrected in the 2008 financial statements. As a result of this material weakness above, management had determined that its internal control over financial reporting was not effective as of December 31, 2008.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the additional risk factor described below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is experiencing higher operating costs that it may not be able to pass along to its customers.

In the quarter ended June 30, 2009, the Company incurred higher operating expenses than in the prior year’s comparable quarter, due in part to (i) higher costs of programming, including video, (ii) increased administrative costs and (iii) higher costs related to maintaining a high level of customer service. Given the current economic environment, the Company has not implemented price increases to cover these additional expenses. As a result, its operating margin and operating income for the first six months of 2009 were lower than in the prior year. The Company continues to focus on high quality products and services to maintain its customer base and believes that this level of service will enable it to maintain and increase revenues. If the Company is unable to significantly cut costs or increase its revenues, either through price increases or selling additional services to existing and future customers, the Company will continue to experience lower operating margins and operating income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 28, 2009, in New Ulm, Minnesota. The total numbers of shares outstanding and entitled to vote at the meeting was 5,115,435, of which 3,372,142 shares were present either in person or by proxy.

Three directors were elected to serve three-year terms. The names of the directors elected at the annual meeting and the applicable votes were as follows:

Director	For	Withheld	Broker Non-Votes
Rosemary Dittrich	3,220,492	135,450	35,769
Mary Ellen Domeier	3,219,727	136,215	35,769
Dennis Miller	3,224,413	131,529	35,769

The Board Members continuing and whose terms expire at subsequent annual meetings are as follows:

2010 Annual Meeting	2011 Annual Meeting
James Jensen	Paul Erick
Perry Meyer	Duane Lambrecht

The shareholders of the Company also voted and approved the following amendments to the Company’s Articles of Incorporation:

(i)	An amendment to Article IV of the Company’s Articles of Incorporation to provide that the number of directors on the Board shall be no fewer than seven, but no more than nine.

(ii)

An amendment to Article V of the Company’s Articles of Incorporation regarding director liability. The effect of this amendment references correct Minnesota Statutes in regard to director liability. Other than correcting and updating these references, the Amendment has no substantive change to the Company’s articles.

The votes for these amendments were as follows:

Amendment to	For	Against	Abstain	Broker Non-Votes
Article IV	3,261,020	72,532	38,589	35,769
Article V	3,346,827	10,425	14,889	35,769

A copy of the amended and restated Articles of Incorporation was filed with the Securities and Exchange Commission on Form 8-K on June 3, 2009.

ITEM 5. OTHER INFORMATION

Board of Directors Separation Compensation Policy

On May 26, 2009, the Board of Directors of the Company amended the Board of Directors Separation Compensation Policy to provide that any payment made to a director who is also a “specified employee” (as determined in accordance with Internal Revenue Code §409A) may be made no earlier than on the first day of the seventh month following separation. The Policy was amended to comply with Code §409A. A copy of the Policy as amended is attached as Exhibit 10.1 to this Form 10-Q.

ITEM 6. EXHIBITS

See “Index to Exhibits” on page 42 of this Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: August 7, 2009	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: August 7, 2009	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended Director Separation Compensation Policy dated May 26, 2009

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002