Form 10-Q
period 2009-09-30
NEW ULM TELECOM INC
filed 2009-11-09
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3024

NEW ULM TELECOM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-0440990
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 6, 2009: 5,115,435 shares of common stock outstanding.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NEW ULM TELECOM, INC. AND SUBSIDIARIES
September 30, 2009

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and Cash Equivalents	$2,611,483	$3,320,510
Receivables, Net of Allowance for Doubtful Accounts of $477,254 and 449,500	1,800,322	2,334,746
HTC Escrow Receivable	651,419	1,158,412
Income Taxes Receivable	1,240,868	—
Materials, Supplies, and Inventories	959,402	1,132,009
Deferred Income Taxes	962,364	1,070,103
Prepaid Expenses	398,016	358,372
Total Current Assets	8,623,874	9,374,152

INVESTMENTS & OTHER ASSETS:
Goodwill	29,516,324	29,516,277
Intangibles	24,666,947	26,017,128
Hector Investment	19,159,742	18,509,695
Other Investments	3,868,624	6,379,707
Deferred Charges and Other Assets	284,768	349,857
Total Investments and Other Assets	77,496,405	80,772,664

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	89,130,101	86,215,098
Other Property & Equipment	4,165,343	3,844,092
Video Plant	4,044,099	3,909,314
Total Property, Plant and Equipment	97,339,543	93,968,504
Less Accumulated Depreciation	59,186,065	53,521,666
Net Property, Plant & Equipment	38,153,478	40,446,838

TOTAL ASSETS	$124,273,757	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
September 30, 2009

CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,348,465	$519,003
Accounts Payable	1,214,939	1,550,877
Accrued Income Taxes	—	1,570,860
Other Accrued Taxes	215,002	186,674
Deferred Compensation	723,718	914,338
Other Accrued Liabilities	1,690,093	2,233,124
Total Current Liabilities	6,192,217	6,974,876

LONG-TERM DEBT, Less Current Portion	47,528,359	51,251,825

NONCURRENT LIABILITIES:
Loan Guarantees	502,990	2,270,153
Deferred Income Taxes	13,756,276	13,334,880
Other Accrued Liabilities	114,290	191,988
Financial Derivative Instruments	2,209,173	2,374,793
Deferred Compensation	1,950,770	2,493,237
Total Noncurrent Liabilities	18,533,499	20,665,051

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,020,743)	(2,229,103)
Retained Earnings	45,514,700	45,405,280
Total Stockholders’ Equity	52,019,682	51,701,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,273,757	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Local Network	$1,774,231	$1,903,643	$5,347,210	$5,541,287
Network Access	3,330,982	3,630,022	10,244,409	10,803,072
Directory Advertising, Billing and Other Services	376,566	370,769	1,141,294	1,125,558
Video Services	1,085,624	1,118,009	3,243,936	3,390,074
Internet Services	631,180	674,356	1,904,336	2,029,334
Other Nonregulated Services	831,939	1,287,434	2,870,395	3,506,736
Total Operating Revenues	8,030,522	8,984,233	24,751,580	26,396,061

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	1,216,401	1,392,171	3,790,859	4,122,872
Cost of Video	902,891	972,319	2,781,986	2,709,595
Cost of Internet	314,264	341,806	1,045,812	1,032,035
Cost of Other Nonregulated Services	477,282	624,656	1,652,047	1,876,795
Depreciation and Amortization	2,382,610	2,204,028	7,104,867	6,640,402
Selling, General, and Administrative	1,604,955	1,540,261	5,095,238	4,927,724
Total Operating Expenses	6,898,403	7,075,241	21,470,809	21,309,423

OPERATING INCOME	1,132,119	1,908,992	3,280,771	5,086,638

OTHER (EXPENSE) INCOME:
Interest Expense	(752,723)	(864,225)	(2,224,560)	(2,557,800)
Interest Income	(5,781)	46,862	93,370	473,035
Interest During Construction	64,037	—	163,577	—
Gain on Disposal of Assets	—	21,393	—	21,393
Loss on Sale of Marketable Securities	—	—	—	(162,999)
Loss on Settlement of HTC Escrow	(506,993)	—	(506,993)	—
Gain on Sale of Equity Investments	941,766	—	941,766	5,123,797
Equity in Earnings of Hector Investment	167,550	225,935	540,280	627,661
CoBank Patronage Dividends	—	—	556,318	—
Other Investment Income (Expense)	(47,601)	(21,785)	(37,148)	54,637
Total Other Income (Expense)	(139,745)	(591,820)	(473,390)	3,579,724

INCOME BEFORE INCOME TAXES	992,374	1,317,172	2,807,381	8,666,362

INCOME TAXES	478,015	393,835	1,265,639	3,379,665

NET INCOME	$514,359	$923,337	$1,541,742	$5,286,697

BASIC AND DILUTED NET INCOME PER SHARE	$0.10	$0.18	$0.30	$1.03

DIVIDENDS PER SHARE	$0.08	$0.10	$0.28	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2008, AND
NINE MONTHS ENDED SEPTEMBER 30, 2009

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2007	5,115,435	$8,525,725	$—	$44,758,926	$53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)
BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				1,541,742	1,541,742
Dividends				(1,432,322)	(1,432,322)
Unrealized Gains (Losses) of Equity Method Investee			109,767		109,767
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			98,593		98,593
BALANCE on September 30, 2009	5,115,435	$8,525,725	$(2,020,743)	$45,514,700	$52,019,682

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,541,742	$5,286,697
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,134,328	6,640,402
Gain on Sale of Equity Investments	(941,766)	(5,123,797)
Gain on Disposal of Assets	—	(21,393)
Undistributed Earnings of Hector Investment	(540,280)	(627,661)
Noncash Patronage Refund	(194,711)	—
Distributions from Equity Investments	235,251	—
Loss on Settlement of HTC Escrow	506,993	—
Loss on Sale of Securities	—	162,999
Changes in Assets and Liabilities:
Receivables	539,754	(1,551,325)
Income Taxes Receivable	(1,240,915)	1,023,421
Inventories	172,607	(97,577)
Prepaid Expenses	(39,644)	109,286
Deferred Charges	30,297	1,969,350
Accounts Payable	236,502	(1,370,101)
Accrued Income Taxes	(1,570,860)	1,330,638
Other Accrued Taxes	28,328	13,449
Other Accrued Liabilities	(620,729)	(257,189)
Deferred Income Tax	462,109	289,937
Deferred Compensation	(733,087)	(549,932)
Net Cash Provided by Operating Activities	5,005,919	7,227,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,033,768)	(1,988,987)
Proceeds from Sale of Assets	—	23,500
Proceeds from Sale of Equity Investments	1,890,000	5,123,797
Acquisition of HTC, Net of Cash Acquired	—	(67,413,236)
Proceeds from Sale of Marketable Securities	—	1,454,231
Other, Net	(244,852)	(109,434)
Net Cash Used in Investing Activities	(2,388,620)	(62,910,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,294,004)	(7,893,087)
Issuance of Long-Term Debt	400,000	59,700,000
Dividends Paid	(1,432,322)	(1,534,630)
Net Cash Provided by (Used in) Financing Activities	(3,326,326)	50,272,283

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(709,027)	(5,410,642)

CASH AND CASH EQUIVALENTS at Beginning of Period	3,320,510	9,510,309

CASH AND CASH EQUIVALENTS at End of Period	$2,611,483	$4,099,667

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

The balance sheets as of September 30, 2009, the statements of income, the statements of cash flows, and statement of stockholders’ equity for the periods ended September 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2009 and for the periods ended September 30, 2009 and 2008 have been made.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270-10-S99, “SEC Materials”. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the entire year.

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

Certain reclassifications have been made between revenues and expenses on the consolidated statements of income and cash flows for the nine months ended September 30, 2008 to make them comparable to the 2009 presentation. These changes have no effect on operating income or net income.

Revenue Recognition

Revenues are recognized when earned, regardless of the period in which they are billed. Interstate network access revenues are received in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Interstate network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carrier Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years. Local network and intrastate access revenues are based on tariffs filed with the state regulatory commissions. Revenues from system sales and services are derived from the sale, installation, and servicing of communication systems. In accordance with ASC 605 “Revenue Recognition”, each of these deliverables is accounted for separately. Customer contracts of sales and installations are recognized using the completed-contract method, which recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

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

The Company follows ASC 740, “Income Taxes”. As required by ASC 740, the Company recognized the financial statement benefit of tax positions only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. At September 30, 2009, the Company had approximately $121,500 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded.

The Company is primarily subject to federal, Minnesota and Iowa income tax. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is (i) to recognize and record interest expense related to income tax matters in interest expense and (ii) to recognize and record penalties related to income tax matters in income tax expense. As of December 31, 2008 and September 30, 2009, the Company had no accrual for interest or penalties related to income tax matters.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” for its financial assets and liabilities. The Company’s adoption of “Fair Value Measurements and Disclosures” did not affect its financial position, results of operations, liquidity or disclosures, as there were no financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with ASC 820, the Company elected to defer until January 1, 2009, the adoption for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. ASC 820defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers (i) the principal or most advantageous market in which the Company would transact business related to those assets and liabilities and (ii) the market-based risk measurements or assumptions, such as inherent risk, transfer restrictions, and credit risk, that market participants would use in pricing the asset or liability.

ASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

The fair value of the Company’s interest rate swap agreements is discussed in Note 5 to the Consolidated Financial Statements of this Form 10-Q was determined based on Level 2 inputs.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	September 30, 2009

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)

Liabilities:
Derivative Liabilities	$—	$2,209,173	$—	$2,209,173
Total Liabilities Measured at Fair Value	$—	$2,209,173	$—	$2,209,173

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

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

NOTE 2 – NONCASH INVESTING ACTIVITIES

Included in accounts payable at September 30, 2009 and 2008 were $426,740 and $317,648 of plant additions placed in service during the respective periods ending on those dates. At December 31, 2008 and 2007 amounts included in accounts payable reflecting plant additions during these respective years were $999,180 and $107,780 resulting in a net increase in noncash investing activities of $572,440 and a net decrease in noncash investing activities of $209,868 during the periods ending September 30, 2009 and 2008.

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

Under the Merger Agreement, approximately $72 million was distributed to former shareholders of HTC immediately. An additional $5.7 million was placed in an escrow account primarily (i) to cover working capital adjustments from the January 4, 2008 closing date balance sheet; and (ii) to provide indemnification of New Ulm for the representations and warranties of HTC in the Merger Agreement for 15 months from closing.

In April 2009, the Company informed the escrow agent and the Shareholder Representative that the Company was claiming a $1,158,412 working capital true-up that New Ulm requested under the Merger Agreement in January 2008, plus interest. The Company made no other claims on the escrow account balance. On October 29, 2009, the Company and the Shareholder Representative verbally agreed to settle the $1,158,412 for a payment to New Ulm of $651,419 from the escrow account, and to agree to dismiss the pending court and arbitration proceedings related to this matter. Final documentation for this agreement is pending. The loss of $506,993 has been reflected in the financial statements as of September 30, 2009.

Operations for the Company reflect business activity from HTC from date of acquisition on January 4, 2008.

ASC 805 “Business Combinations,” establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC 350 “Intangible—Goodwill and Other,” provides that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

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

The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Based upon the Company’s final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $56 million. As shown above in the table, the Company recorded intangible assets related to the acquired company’s customer relationships of $19,200,000, trade name of $800,000, regulatory rights of $4,000,000, video franchises of $3,000,000 and a non-compete agreement of $800,000. The estimated useful life of the customer relationship intangible asset is 14 years, regulatory rights intangible is 15 years, and non-compete agreement intangible asset is 5 years. The trade names intangible asset and video franchises intangible asset have indefinite lives and are not subject to amortization. The Company cannot deduct the $28.6 million goodwill on this transaction for income tax purposes.

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

The loan agreements also put restrictions on the ability of New Ulm to pay cash dividends to its shareholders, but New Ulm is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

During the first nine months of 2009 and at September 30, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. The Total Leverage Ratio had been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009.

As described under Note 5 - Interest Rate Swaps to the Consolidated Financial Statements of this Form 10-Q, the Company has entered into interest rate swaps that effectively fix the interest rates covering $45.0 million of the outstanding CoBank, ACB debt. The additional $11.0 million currently available under the credit facility remains subject to variable interest rates.

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

The Company generally uses variable-rate debt to finance its operations, capital expenditures and acquisitions. These variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The terms of the Company’s credit facility with CoBank, ACB, including the MLAs with New Ulm and Hutchinson Telephone Company and the respective supplements for the two companies, require that the Company enter into interest rate agreements designed to protect the Company against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

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

As of September 30, 2009, the Company had the following interest rate swaps in effect.

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

(1) As of September 30, 2009 as stated in Note 4 to the Consolidated Financial Statements of this Form 10-Q, Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.50% over the applicable LIBOR rate for New Ulm and 2.75% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate the Company pays taking into account the effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC 815, “Derivatives and Hedging”. The effect of these hedging transactions has been reflected in the financial statements for the period ending September 30, 2009, accounting for a net $98,593 unrealized gain reported in other comprehensive income during the period.

The Company determined the fair value of its interest rate swap agreements at September 30, 2009 from valuations received from CoBank, ACB. The fair value indicates an estimated amount the Company would receive or pay if the contracts were canceled or transferred to other parties. If the Company were to terminate its interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income. The activity on the interest rate swap agreements at September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain (Loss) on Derivative Instruments	$(510,460)	$(466,148)	$165,620	$902,104

Deferred Income Tax	206,583	188,650	(67,027)	(365,081)

Gain (Loss) Reported in Accumulated Other Comprehensive Income	$(303,877)	$(277,498)	$98,593	$537,023

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under ASC 350 “Intangibles—Goodwill and Other.” Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2008, the Company’s goodwill totaled $29,516,277 and is the result of wireline acquisitions, including $26,297,327 from the January 4, 2008 purchase of HTC by the Company. The Company increased goodwill by $28,588,372 during 2008 for the acquisition of HTC in January 2008, and decreased goodwill by $2,291,000 in the fourth quarter of 2008 due to impairment of goodwill.

The Company’s intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. Accumulated amortization was $1,813,657 at December 31, 2008 and $3,163,838 at September 30, 2009. Amortization expense for the next five years is estimated to be:

2009	$1,800,147
2010	1,800,147
2011	1,800,147
2012	1,800,147
2013	1,640,147

Intangible assets with definite lives are amortized over their useful lives. The components of the Company’s identified intangible assets are as follows:

		September 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,230,785	$2,417,171	$19,230,785	$1,386,990
Regulatory Rights	15 yrs	4,000,000	466,667	4,000,000	266,667
Non-Competition Agreement	5 yrs	800,000	280,000	800,000	160,000
Indefinitely-Lived Intangible Assets
Trade Name		800,000		800,000
Video Franchise		3,000,000		3,000,000
Total		$27,830,785	$3,163,838	$27,830,785	$1,813,657
			—
Net Identified Intangible Assets			$24,666,947		$26,017,128

NOTE 7 – OTHER INVESTMENTS

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible for the owners to offer certain services to customers, including digital video services and fiber optic transport services, that the Company could not afford to offer on its own. These joint ventures also make it possible for the owners to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. For a listing of the Company’s investments, see Note 10 – “Segment Information” of the Consolidated Financial Statements of this Form 10-Q.

On June 30, 2009, New Ulm Telecom, Inc. entered into an Equity Securities Purchase Agreement with Iowa Telecommunications Services, Inc. (“Iowa Telecom”) under which the Company agreed to sell its ownership interests in SHAL Networks, Inc., SHAL, LLC, Direct Communications LLC, and En-Tel Communications, LLC, to Iowa Telecom. On September 24, 2009, the Company announced that it had completed the sale to Iowa Telecom of these equity ownership interests for approximately $1.9 million in cash. In addition, the Company was released from guarantees related to these entities. See Note 8 – “Guarantees” of the Consolidated Financial Statements of this Form 10-Q. The sale of these minority-owned investments allowed the Company to monetize non-core investments.

Other Investments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Cost and Guarantees	Prior Income (Loss)	2009 Income (Loss)	Cumulative Distributions	September 24, 2009 Disposition	Total	December 31, 2008 Total
Other Equity Method Investments:
En-Tel	$3,560,872	$(3,363,354)	$(154,037)	$—	(43,481)	$—	$(14,870)
SHAL, LLC	1,668,989	186,316	28,792	(723,000)	(1,161,097)	—	1,132,306
SHAL Networks, Inc.	571,517	2,014,751	13,870	(1,300,000)	(1,300,138)	—	1,286,268
Other Investments						1,830,070	1,738,109
Other Non-Equity Investments						2,038,554	2,237,894

Total Other Investments						$3,868,624	$6,379,707

NOTE 8 – GUARANTEES

On January 30, 2004, the Company guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a 15-year loan made by American State Bank to FiberComm, LC. As of September 30, 2009, Company had recorded a liability of $294,262 in connection with this guarantee.

In 2009, the Company guaranteed additional indebtedness of FiberComm in connection with an additional loan made by American State Bank to FiberComm. As of September 30, 2009, the Company has recorded an additional liability of $208,728 in connection with the guarantee on this loan. As of a result of these two guarantees, the Company has guaranteed a total of $502,990 of indebtedness of FiberComm at September 30, 2009.

On September 24, 2009, the Company sold its ownership interests in SHAL Networks, Inc., SHAL, LLC, Direct Communications LLC, and En-Tel Communications, LLC, to Iowa Telecom. In conjunction with this sale, Rural Telephone Finance Cooperative (RTFC) released the Company from approximately $5.7 million in loan guarantees for loans made by RTFC to SHAL, LLC and En-Tel Communications, LLC. As of September 30, 2009, all loan guarantees for these companies have been removed from these financial statements.

NOTE 9 – DEFERRED COMPENSATION

The Company, as part of the acquisition of HTC, has recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees, and a non-compete agreement totaling $1,827,791, and continuation of certain employee benefits.

NOTE 10 – SEGMENT INFORMATION

The Company and its subsidiaries are organized into three business segments as follows:

Telecom Segment
This segment contains the operations of:
●	The Company’s incumbent local exchange carriers (“ILECs”):
	▪	New Ulm Telecom, Inc. (“New Ulm”), the parent company;
	▪	Hutchinson Telephone Company (“HTC”), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (“Western”), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (“Peoples”), a wholly-owned subsidiary of New Ulm;
●	The Company’s competitive local exchange carriers (“CLECs”):
	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (“HTI”), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	The Company’s investments and interests in the following entities, including some management responsibilities:
	▪	Hector Communications Corporation (33.33% ownership interest);
	▪	FiberComm, LC, a CLEC located in Sioux City, Iowa (25.18% ownership interest);
	▪	Broadband Visions, LLC, which provides video headend and Internet services (16.38% ownership interest);
	▪	Independent Emergency Services, LLC, which provides E-911 services to the State of Minnesota and Minnesota counties (14.29% ownership interest), and
●	The Company’s operations that provide Internet and video services.
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

No single customer accounted for a material portion of the Company’s revenues in any of the last three years.

Segment information is as follows:

	Three Months Ended September 30, 2009
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,049,306	$78,547	$780,109	$(877,440)	$8,030,522
Depreciation and Amortization	2,342,650	—	39,960	—	2,382,610
Operating Expenses, Excluding Depreciation and Amortization	4,858,702	84,147	450,384	(877,440)	4,515,793
Operating Income	847,954	(5,600)	289,765	—	1,132,119
Interest Expense	(752,723)	—	—	—	(752,723)
Hector Investment Income	167,550	—	—	—	167,550
Gain on Sale of Equity Investments	941,766	—	—	—	941,766
Loss on Settlement of HTC Escrow	(506,993)	—	—	—	(506,993)
Other Investment Income	10,655	—	—	—	10,655
Income (Taxes) Benefit	(363,014)	2,267	(117,268)	—	(478,015)
Net Income (Loss)	$345,195	$(3,333)	$172,497	$—	$514,359

Total Assets	$115,483,553	$95,022	$8,695,182	$—	$124,273,757

Capital Expenditures	$1,314,739	$—	$—	$—	$1,314,739

	Three Months Ended September 30, 2008
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$8,551,490	$198,346	$1,129,539	$(895,142)	$8,984,233
Depreciation and Amortization	2,094,041	—	109,987	—	2,204,028
Operating Expenses, Excluding Depreciation and Amortization	5,068,218	154,525	543,612	(895,142)	4,871,213
Operating Income	1,389,231	43,821	475,940	—	1,908,992
Interest Expense	(864,225)	—	—	—	(864,225)
Gain on Disposal of Assets	21,393	—	—	—	21,393
Hector Investment Income	225,935	—	—	—	225,935
Other Investment Income	25,077	—	—	—	25,077
Income Taxes	(183,488)	(17,734)	(192,613)	—	(393,835)
Net Income	$613,923	$26,087	$283,327	$—	$923,337

Total Assets	$125,910,201	$60,800	$7,829,347	$—	$133,800,348

Capital Expenditures	$576,025	$—	$—	$—	$576,025

	Nine Months Ended September 30, 2009
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$24,442,843	$400,462	$2,544,348	$(2,636,073)	$24,751,580
Depreciation and Amortization	6,990,841	—	114,026	—	7,104,867
Operating Expenses, Excluding Depreciation and Amortization	15,183,987	297,972	1,520,056	(2,636,073)	14,365,942
Operating Income	2,268,015	102,490	910,266	—	3,280,771
Interest Expense	(2,220,682)	(3,878)	—	—	(2,224,560)
Hector Investment Income	540,280	—	—	—	540,280
Gain on Sale of Equity Investments	941,766	—	—	—	941,766
CoBank Patronage Dividend	556,318	—	—	—	556,318
Loss on Settlement of HTC Escrow	(506,993)	—	—	—	(506,993)
Other Investment Income	219,799	—	—	—	219,799
Income Taxes	(794,413)	(102,841)	(368,385)	—	(1,265,639)
Net Income (Loss)	$1,004,090	$(4,229)	$541,881	$—	$1,541,742

Total Assets	$115,483,553	$95,022	$8,695,182	$—	$124,273,757

Capital Expenditures	$4,033,768	$—	$—	$—	$4,033,768

	Nine Months Ended September 30, 2008
	Telecom Segment	Cellular Segment	Phonery Segment	Eliminations	Consolidated
Operating Revenues	$25,370,906	$617,605	$2,983,199	$(2,575,649)	$26,396,061
Depreciation and Amortization	6,445,521	—	194,881	—	6,640,402
Operating Expenses, Excluding Depreciation and Amortization	15,174,988	393,111	1,676,571	(2,575,649)	14,669,021
Operating Income	3,750,397	224,494	1,111,747	—	5,086,638
Interest Expense	(2,557,800)	—	—	—	(2,557,800)
Gain on Disposal of Assets	21,393	—	—	—	21,393
Gain on Sale of MWH	—	5,123,797	—	—	5,123,797
Hector Investment Income	627,661	—	—	—	627,661
Other Investment Income	157,723	206,950	—	—	364,673
Income Taxes	(681,535)	(2,248,206)	(449,924)	—	(3,379,665)
Net Income	$1,317,839	$3,307,035	$661,823	$—	$5,286,697

Total Assets	$125,910,201	$60,800	$7,829,347	$—	$133,800,348

Capital Expenditures	$1,988,987	$—	$—	$—	$1,988,987

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

The components of comprehensive income (loss) were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$514,359	$923,337	$1,541,742	$5,286,697

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	(26,316)	(41,677)	109,767	(250,502)

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	(303,877)	(277,498)	98,593	537,023

Total Comprehensive Income	$184,166	$604,162	$1,750,102	$5,573,218

NOTE 13 – HECTOR COMMUNICATIONS CORPORATION

On November 3, 2006, the Company acquired a one-third interest in HCC. HCC is equally owned by New Ulm Telecom, Inc., Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

New Ulm Telecom, Inc.’s President and CEO, Mr. Bill Otis, is Chairman of the Board and President of HCC. Ms. Barbara Bornhoft, New Ulm Telecom, Inc.’s Vice-President and COO, also serves on the Board of HCC.

Income statement information for HCC for the periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$7,138,552	$7,368,891	$21,277,348	$22,180,378
Operating Income	1,672,415	1,739,108	5,075,179	5,775,897
Net Income	502,648	677,804	1,620,839	1,882,982

NOTE 14 – SUBSEQUENT EVENTS

In May 2009, Financial Accounting Standards Board issued ASC 855 “Subsequent Events.” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009.

On October 29, 2009, the Company and the Shareholder Representative of the former shareholders of Hutchinson Telephone Company verbally agreed to settle the $1,158,412 dispute over working capital adjustments from the January 4, 2008 closing date balance sheet for a payment to New Ulm of $651,419 from the escrow account, and to dismiss the pending court and arbitration proceedings related to this matter. Final documentation for this agreement is pending. See Note 3 – “Acquisition of Hutchinson Telephone Company” of the Consolidated Financial Statements of this Form 10-Q.

The Company has evaluated any subsequent events through November 6, 2009. Other than the above described subsequent event, the Company does not believe there are any other subsequent events that required disclosure.

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

Overview

The Company owns and operates ILECs and CLECs that provide, own, and operate phone, video, and Internet services in a number of Minnesota and Iowa communities. The Company operates under the trade name “NU-Telecom.”

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

For purposes of this report, unless the context requires otherwise, all references to the “Company” mean New Ulm Telecom, Inc. and its subsidiaries.

As of September 30, 2009, the Company also holds:

●	25.18% ownership interest in FiberComm, LC, a CLEC based in Sioux City, Iowa;

●	33.33% ownership interest in Hector Communications Corporation, based in New Ulm, Minnesota;

●	16.38% ownership interest in Broadband Visions, LLC, which provides video headend and Internet services; and

●	14.29% ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota and Minnesota counties.

The Company is organized into three business segments, as described in Note 10 – “Segment Information” of the Consolidated Financial Statements of this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Operating Results

The following is a discussion of consolidated results of operations. Certain reclassifications have been made between revenues and expenses on the income statement for the quarter ended September 30, 2008 to make them comparable to the 2009 presentation. More detailed discussion of operating results by segment follows this discussion.

Operating Revenues:

Total operating revenues were $8,030,522 for the three months ended September 30, 2009, for a decrease of 10.6% or $953,711 as compared to the same period in 2008. Total operating revenues were $24,751,580 for the nine months ended September 30, 2009 for a decrease of 6.2% or $1,644,481 as compared to the same period in 2008. This decrease is a result of decreases in local, network access, video, Internet, and other non-regulated revenues.

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

The Minnesota Public Utilities Commission (“MPUC”) has considered intrastate access reform and universal service for several years. The MPUC opened the most recent docket on the issue of state access reform in 2006. After requesting comments to refresh the record at that time there has been little activity in this area in 2008 and 2009. The Iowa Utilities Board (“IUB”) had previously not exercised oversight in the access rates of small local exchange carriers. In November of 2007, however, the IUB indicated it intends to assume that role. In January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling has affected Peoples ILEC. In September of 2008, the IUB also issued an inquiry docket regarding establishing a state Universal Service Fund in Iowa. The Company cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In addition, interexchange carriers and others have become more aggressive in disputing interstate carrier access charges or the applicability of access charges to their traffic. A prime example of this is the claim that companies who provide voice communication services over Internet protocal technology (VoIP) are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate the voice traffic of VoIP into interstate and intrastate jurisdictions, and therefore these providers would be regulated by the FCC and not by state regulatory commissions. The FCC is currently considering the question of whether or not VoIP services are subject to access charges. In January 2009, the FCC declined to declare IP traffic as exempt from access charges. Another petition requesting that the FCC specifically declare that IP traffic is subject to access charges is still pending. In the meantime, the Company believes that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with their local exchange carriers. To date, no long distance or other carriers have made a claim to the Company contesting the applicability of access charges. The Company cannot ensure that these claims will not be made in the future, nor if such a claim is made, can the Company estimate the impact of any future claims.

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

Operating Expenses:

Operating expenses for the three months ended September 30, 2009 decreased $176,838 or 2.5%, as compared to the same period in 2008. Operating expenses for the nine months ended September 30, 2009 increased $161,386 or 0.8%, as compared to the same period in 2008. Depreciation and amortization expense increased $464,465 or 7.0% for the nine months ended September 30, 2009 as compared to 2008. This increase is due to the Company’s continued investment in the Telecom segment’s infrastructure and an increase in the amount of amortization expense on intangible assets as a result of the year-end 2008 final allocation of the purchase price for the HTC acquisition. Operating expenses, excluding depreciation and amortization, decreased $303,079 or 2.1% for the nine months ended September 30, 2009 as compared to 2008. The decrease in operating expenses, excluding depreciation and amortization, was attributed primarily to cost controls and expense reductions. The decreases are partially offset by increases in the Telecom segment reflecting additional selling, general and administrative expenses associated with the commitment of the Company to compete in all aspects of communication services and to provide exceptional customer service for the company’s assortment of products and services to the communities that it serves.

Operating Income:

Operating income for the three months ended September 30, 2009 decreased $776,873 as compared to same period in 2008. Operating income for the nine months ended September 30, 2009 decreased $1,805,867 as compared to same period in 2008. Operating income decreased in each of the three-month and nine-month periods primarily due to a decrease in local, network access, Internet, video, and cellular revenues. The Company also incurred an increase in operating expenses in the nine-month period primarily due to increased depreciation and amortization expense. The decrease in revenue is consistent with industry trends and due to the current economic conditions.

Other Income and Expense:

Other income, net of expense, for the three months ended September 30, 2009 increased $452,075 compared to the three months ended September 30, 2008. The increase is primarily due to the gain on the sale of equity investments of $941,766. Other income, net of other expenses, for the nine months ended September 30, 2009 decreased $4,053,114 compared to the nine months ended September 30, 2008. The decrease was primarily due to the 2006 sale of MWH and the final receipt of proceeds of $5,123,797 in January 2008.

The Company’s investment income in Hector Communications Corporation for the three months and nine months ended September 30, 2009 decreased $58,385 and $87,381 respectively, compared to the three months and nine months ended September 30, 2008. The Company acquired a 33.33% ownership interest in Hector on November 3, 2006.

Other investment income for the nine months ended September 30, 2009 decreased $91,785, compared to the nine months ended September 30, 2008, primarily due to activity from equity investments. In connection with the sale of the equity investments to Iowa Telecom, the Company received cash of approximately $1.9 million and RTFC released the Company from approximately $5.7 million in loan guarantees or loans to SHAL, LLC and En-Tel Communications, LLC. In connection with this transaction, the company recognized a net gain of $941,766, reflecting the receipt of cash and the release of these loan guarantees.

The loss of $506,993 on the settlement of HTC Escrow has been reported in the three months ended September 30, 2009. On October 29, 2009, the Company and the Shareholder Representative verbally agreed to settle the $1,158,412 for a payment to New Ulm of $651,419 from the escrow account, and to agree to dismiss the pending court and arbitration proceedings related to this matter. Final documentation for this agreement is pending.

There was a $333,240 decrease in interest expense for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in interest expense was due to the reduction in interest rates on the portion of the Company’s borrowings from CoBank, ACB, subject to variable interest rates, and reduced amounts of outstanding debt.

There was a $379,665 decrease in interest income for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the interest received in January 2008 on the final distribution of MWH sale proceeds.

Net Income:

Net income was $514,359 for the three months ended September 30, 2009 compared with $923,337 for the same period in 2008. Net income was $1,541,742 for the nine months ended September 30, 2009 compared with $5,286,697 for the same period in 2008. This $3,744,955 decrease was primarily the result of the January 2008 receipt of the final escrow distribution from the October 2006 sale of its interest in MWH to Alltel and the decrease in operating income, as well as the 2009 decrease in operating income.

Summary of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Income:
Telecom Segment	$847,954	$1,389,231	$2,268,015	$3,750,397
Cellular Segment	(5,600)	43,821	102,490	224,494
Phonery Segment	289,765	475,940	910,266	1,111,747
Total	1,132,119	1,908,992	3,280,771	5,086,638

Other Income	612,978	272,405	1,751,170	6,137,524
Interest Expense	(752,723)	(864,225)	(2,224,560)	(2,557,800)
Income Taxes	(478,015)	(393,835)	(1,265,639)	(3,379,665)

Net Income	$514,359	$923,337	$1,541,742	$5,286,697

Basic and Diluted Earnings per Share	0.10	0.18	0.30	1.03

Weighted Average Shares Outstanding	5,115,435	5,115,435	5,115,435	5,115,435

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Telecom Segment Operations

The Telecom segment revenues represented 90.4% of the Company’s consolidated operating revenues for the three months ended September 30, 2009 before intercompany eliminations, and 89.2% of the Company’s consolidated operating revenues for the nine months ended September 30, 2009 before intercompany eliminations. Revenues are primarily earned by providing approximately 29,000 customers access to the local network in ILEC and CLEC operations, and by providing inter-exchange access for long distance network carriers. The Telecom segment also earns revenue by (i) providing Internet services, including high-speed DSL Internet access, and video services to its subscribers, (ii) directory advertising, (iii) billing and collecting for various long distance companies, and (iv) for management services provided to HCC. This segment has invested in its infrastructure so that it can provide its customers with the latest technological advances, including being able to offer its “triple-play” of services. Total Telecom segment revenues for the three months ending September 30, 2009 decreased $502,184 or 5.9% compared to the same period last year. Total Telecom segment revenues for the nine months ending September 30, 2009 decreased $928,063 or 3.7% compared to the same period last year. All information contained in the following table is before intercompany eliminations.

Telecom Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenues
Local Network	$1,801,433	$1,930,512	$5,428,738	$5,622,980
Network Access	3,362,545	3,662,440	10,339,103	10,897,790
Other	2,885,328	2,958,538	8,675,002	8,850,136
Total Operating Revenues	8,049,306	8,551,490	24,442,843	25,370,906

Operating Expenses, Excluding Depreciation and Amortization	4,858,702	5,068,218	15,183,987	15,174,988
Depreciation and Amortization Expenses	2,342,650	2,094,041	6,990,841	6,445,521
Total Operating Expenses	7,201,352	7,162,259	22,174,828	21,620,509

Operating Income	$847,954	$1,389,231	$2,268,015	$3,750,397

Net Income	$345,195	$613,923	$1,004,090	$1,317,839

Local network revenue decreased in the Telecom segment by $129,079 or 6.7% for the three months ended September 30, 2009 compared to the same period in 2008. Local network revenue decreased in the Telecom segment by $194,242 or 3.5% for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was the result of a decline in the number of local access customers.

Network access revenue decreased $299,895 or 8.2% for the three months ended September 30, 2009 compared with the same period in 2008. Network access revenue decreased $558,687 or 5.1% for the nine months ended September 30, 2009 compared with the same period in 2008. The segment continues to experience an overall decrease in minutes of use and the effects of downward pressure on network access pricing, a common industry trend. In order to minimize the impact on the Company, it continues to monitor the negative effects of network access pricing and the downward trend in access minutes of use. The Telecom segment has maintained, enhanced and continually invested in its infrastructure. These capital expenditures have allowed the Company to receive additional settlements from the National Exchange Carrier Association (“NECA”). The additional investment in the local loop (access line cost) has made the Company eligible for high-cost loop funding through the Universal Service Fund.

Other operating revenues decreased $73,210 or 2.5% for the three months ended September 30, 2009 compared with the same period in 2008. Other operating revenues decreased $175,134 or 2.0% for the nine months ended September 30, 2009 compared with the same period in 2008. Due to the investment in infrastructure enhancements, the Telecom segment has been able to offer its customers a “triple-play” of services over the existing infrastructure and offer its services on a CLEC basis to the cities of Redwood Falls and Litchfield, Minnesota. Due to economic conditions and increased competition, the Company experienced a decrease in video service revenue of approximately $142,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Internet services experienced a decrease in revenue of approximately $38,000 in the same period.

Operating expenses, excluding depreciation and amortization, decreased $209,516 or 4.1% for the three months ended September 30, 2009 compared with the same period in 2008. Operating expenses, excluding depreciation and amortization, increased $8,999 for the nine months ended September 30, 2009 compared with the same period in 2008. Operating expenses decreased during the current quarter primarily as a result of reduced plant operating costs, selling, and general and administrative costs. The Company continues to (i) enhance its awareness of customer satisfaction (including 24 hours a day, 7 days a week access to Internet support due to customers’ desire for this service), (ii) offer additional services (video and DSL), (iii) pursue aggressive marketing to develop brand recognition, and (iv) provide solutions for its customers’ evolving communication needs. The Company has expanded its services and product offerings in an effort to meet its objective of achieving 100% customer satisfaction by making the customer its top priority, deserving the Company’s best service, attitude and consideration.

Depreciation and amortization expenses increased $248,609 or 11.9% for the three months ended September 30, 2009 compared with the same period in 2008. Depreciation and amortization expenses increased $545,320 or 8.5% for the nine months ended September 30, 2009 compared with the same period in 2008. Approximately $224,000 of this increase is due to amortization on the intangible assets acquired in the HTC purchase. The remaining increase in depreciation and amortization reflects the Company’s continued investment in its network.

Operating income decreased $541,277 for the three months ended September 30, 2009 compared with the same period in 2008. Operating income decreased $1,482,382 for the nine months ended September 30, 2009 compared with the same period in 2008. The decrease in operating income was due to a decrease in operating revenues and the increase in operating expenses, due to increased depreciation and amortization. The Company is always striving for cost efficiencies and technological improvement to enhance its operating margins for the Telecom segment. The $928,063 decrease in revenues combined with a $554,319 increase in operating expenses resulted in the $1,482,382 decrease in operating income for the nine months ended September 30, 2009.

Cellular Segment

The Cellular segment represented 0.9% of the consolidated operating revenues for the three months ended September 30, 2009 before intercompany eliminations. The Cellular segment represented 1.5% of the consolidated operating revenues for the nine months ended September 30, 2009 before intercompany eliminations. Revenues are earned primarily by sales and service of cellular phones and accessories. The operating revenue from sales of cellular phones and accessories, and cellular commissions decreased by $119,799 for the three-month period ending September 30, 2009 compared with the same period in 2008. The operating revenue from sales of cellular phones and accessories, and cellular commissions decreased by $217,143 for the nine month period ending September 30, 2009 compared with the same period in 2008. The decrease in operating revenues in the three and nine-month periods is due to a decrease in the sale of cellular phones because (i) customers are retaining existing phones longer, (ii) the Company is facing increased competition, and (iii) there has been a decrease in the cellular commission structure. In addition, the Company’s agency agreement with Alltel, the source of cellular commissions, was terminated effective September 1, 2009. A number of other companies provide cellular service in the Company’s markets. For this reason, the Company is pursuing options and will provide its customers with access to wireless service products.

The interest expense and income tax for the period ending September 30, 2009 is primarily due to the settlement of the Internal Revenue Service (IRS) examination of the Company’s 2006 and 2007 federal income tax returns, and additional state tax due on related IRS adjustments.

A recap of income for the cellular segment is contained in the following table:

Cellular Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenues	$78,547	$198,346	$400,462	$617,605

Operating Expenses, Excluding Depreciation and Amortization	84,147	154,525	297,972	393,111
Depreciation and Amortization Expenses	—	—	—	—
Total Operating Expenses	84,147	154,525	297,972	393,111

Operating Income (Loss)	(5,600)	43,821	102,490	224,494

Interest Expense	—	—	(3,878)	—
Interest Income	—	—	—	206,950
Gain on Sale of MWH	—	—	—	5,123,797
Income Taxes	2,267	(17,734)	(102,841)	(2,248,206)

Net Income (Loss)	$(3,333)	$26,087	$(4,229)	$3,307,035

Phonery Segment

The Phonery segment represented 8.7% of the consolidated operating revenues for the three months ended September 30, 2009 before intercompany eliminations. The Phonery segment represented 9.3% of the consolidated operating revenues for the nine months ended September 30, 2009 before intercompany eliminations. Revenues are earned primarily by sales, installation and service of business telephone systems and data communications equipment. In addition, the Phonery segment leases network capacity to provide additional network access revenues and resells long distance toll service. This segment’s expertise is the quality installation and maintenance of CPE, provision of customer long distance needs and transport solutions in communication to end user customers. All information contained in the following table is before intercompany eliminations.

Phonery Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Revenues	$780,109	$1,129,539	$2,544,348	$2,983,199

Operating Expenses, Excluding Depreciation and Amortization	450,384	543,612	1,520,056	1,676,571
Depreciation and Amortization Expenses	39,960	109,987	114,026	194,881
Total Operating Expenses	490,344	653,599	1,634,082	1,871,452

Operating Income	289,765	475,940	910,266	1,111,747

Net Income	$172,497	$283,327	$541,881	$661,823

Operating revenue decreased $349,430, or 30.9%, for the three months ended September 30, 2009 compared to the same period in 2008. Operating revenue decreased $438,851, or 14.7%, for the nine months ended September 30, 2009 compared to the same period in 2008.

Operating expenses, excluding depreciation and amortization, decreased $93,228 or 17.1% for the three months ended September 30, 2009 compared to the same period in 2008. Operating expenses, excluding depreciation and amortization, decreased $156,515 or 9.3% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is primarily due to lower cost of goods sold and reduced overhead costs. This segment remains focused on cost efficiencies, while striving to reach the customer service goal of 100% customer satisfaction. The Phonery segment continues to seek new technologies to better serve customer needs and to operate efficiently.

Depreciation and amortization expenses decreased $70,027 or 63.7% for the three months ended September 30, 2009 compared to the same period ended 2008. Depreciation and amortization expenses decreased $80,855 or 41.5% for the nine months ended September 30, 2009 compared to the same period ended 2008. The decrease is primarily due to the fact that some long-lived assets have become fully depreciated.

Operating income decreased $186,175 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Operating income decreased $201,481 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Capital Structure

The total long-term capital structure (long-term debt plus shareholders’ equity) for the Company was $101,896,506 at September 30, 2009, reflecting 51.1% equity and 48.9% debt. This compares to a capital structure of $103,472,730 at December 31, 2008, reflecting 50% equity and 50% debt. The debt results from the borrowings used to acquire HTC. Management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development and debt service for at least the next 12 months.

Cash Flows

Cash provided by operations was $5,005,919 for the nine months ended September 30, 2009 compared to cash provided by operations of $7,227,204 in the same period in 2008. The reduction in cash flows provided by operations for the nine months ended September 30, 2009 was the result of several factors including a higher level of net income in 2008 as compared to 2009, the 2008 acquisition of HTC and the timing of income tax payments. The cash flows provided by operations for the nine months ended September 30, 2008 were primarily attributable to net income, and depreciation and amortization. In connection with the presentation of the HTC acquisition, the Company has reclassified some operating and investing activities in the statement of cash flows for the nine months ended September 30, 2008.

Cash used in investing activities was $2,388,620 for the nine months ended September 30, 2009 compared to cash used in investing activities of $62,910,129 in the same period in 2008. In 2008, the Company used approximately $67 million of cash to purchase HTC. The Company received approximately $5.1 million in proceeds from the MWH sale of its cellular investment and $1.5 million from the sale of marketable securities. In 2009, cash was primarily used in the acquisition of capital assets, partially offset by the receipt of approximately $1.9 million in proceeds from the sale of equity investments to Iowa Telecom. The Company expects total plant additions of approximately $6,000,000 in 2009. The Company will finance these upgrades from existing working capital and operating cash flows. Capital expenditures were $4,033,768 during the first nine months of 2009 as compared to $1,988,987 for the same period in 2008. The Company operates in a capital-intensive business. The Company is continually upgrading its local networks for changes in technology to provide the most advanced services to its customers.

Cash used in financing activities was $3,326,326 for the nine months ended September 30, 2009 compared to cash provided by financing activities of $50,272,283 for the nine months ended September 30, 2008. In 2009, the Company used debt proceeds of $400,000 reflecting the Company’s draw down on its revolver, less repayments of $2,294,004 and dividends paid of $1,432,322. In 2008, the Company used debt proceeds of $59,700,000 for the purchase of HTC, less debt repayments of $7,893,087 and dividends paid of $1,534,630.

Dividends

The Company paid dividends of $1,432,322 during the first nine months of 2009 and $1,534,630 during the same period in 2008. This represented dividends of $.10 per share for the first two quarters of 2009 and $.08 per share during the third quarter of 2009. Dividends of $.10 per share were paid for each of the first three quarters of 2008. The Company continues to reinvest in its infrastructure while maintaining dividends to shareholders. The Board of Directors reviews dividend declarations based on anticipated earnings, capital requirements, the operating and financial condition of the Company, and any loan requirements.

The Company’s loan agreements have put restrictions on the ability of the Company to pay cash dividends to its shareholders. However, the Company is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

During the first nine months of 2009 and at September 30, 2009, the Company was in compliance with the financial ratios in the loan agreements. At December 31, 2008, the Company did not meet its “Equity to Total Asset Ratio” requirement of 40.0%, but had “Equity to Total Asset Ratio” of 39.59%. The Company obtained a waiver from CoBank, ACB for the Company’s non-compliance with this covenant at December 31, 2008. At December 31, 2008, the Company was in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, the Company and CoBank, ACB amended the MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. The Total Leverage Ratio had been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009.

Contractual Obligations

As of September 30, 2009, the Company had an unsecured loan in the amount of $51,824 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with its acquisition of HTC in 2008, New Ulm and HTC as New Ulm’s new subsidiary entered into a credit facility with CoBank, ACB. For information about the Company’s contractual obligations, along with the cash principal payments due each period on its unsecured note payable and long-term debt, see Note 4 – “Secured Credit Facility” of the Consolidated Financial Statements of this Form 10-Q.

The Table below sets forth the Company’s total contractual cash obligations at September 30, 2009 and for the balance of 2009, and the periods 2010-2011, 2012-2013, and after 2013.

	October-December
Description	Total	2009	2010-2011	2012-2013	Thereafter
Deferred Compensation	$2,674,488	$181,251	$1,364,374	$262,989	$865,874
Long-term Debt	49,876,824	125,000	6,416,941	6,886,883	36,448,000
Interest on Long-term Debt (A)	13,565,436	707,301	5,564,579	5,059,754	2,233,801
Loan Guarantees	502,990	34,314	74,220	276,557	117,899
Operating Lease	66,015	7,335	58,680	—	—
Purchase Obligations (B)	935,477	935,477	—	—	—
Total Contractual Cash Obligations	$67,621,230	$1,990,678	$13,478,794	$12,486,183	$39,665,574

A.

Interest on long-term debt is estimated using rates in effect as of September 30, 2009. The Company uses interest rate swap agreements to manage its cash flow exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 5 to the Consolidated Financial Statements of this Form 10-Q).

B.	Purchase obligations consist primarily of commitments incurred for capital improvements.

Working Capital

The Company had working capital of $2,431,657 as of September 30, 2009, compared to working capital of $2,399,276 as of December 31, 2008. The ratio of current assets to current liabilities was 1.4:1.0 as of September 30, 2009 and 1.3:1.0 as of December 31, 2008.

Long-Term Debt

See Note 4 – “Secured Credit Facility” of the Consolidated Financial Statements of this Form 10-Q.

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

Recent Economic Developments and Effects of Inflation

The Company believes it has been able to mitigate the effects of the recent economic swings by (i) prudent borrowing practices, (ii) anticipating the need for enhancements to equipment and acquiring this equipment, and (iii) pursuing appropriate budgeting strategies. While the trend is uncertain, the Company anticipates that even with the downturn in the current economy, customers will continue to utilize telecommunications systems and services at levels that will enable the Company to operate profitably.

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is incorporated in FASB Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted SFAS No. 168 in the current quarter and included references to the ASC within our consolidated financial statements.

Effective June 30, 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 855, “Subsequent Events.” ASC Topic 855 addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued. The Company reviewed subsequent events for inclusion in the financial statements through November 6, 2009, the date that the accompanying financial statements were issued. The adoption of the ASC Topic did not affect the Company’s financial position or results of operations.

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

The gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. It is recognized in retained earnings when the protection agreement is terminated. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. The Company’s earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2009, interest expense would have increased approximately $222,500.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Other than the additional risk factor described below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company is experiencing higher operating costs which it may not be able to pass along to its customers.

In the nine months ended September 30, 2009, the Company incurred higher operating expenses than in the prior year’s comparable nine month period, due primarily in part to (i) higher levels of depreciation and amortization representing the Company’s continued investment in plant, property and equipment, (ii) higher relative costs of programming, (iii) increased selling, general and administrative expenses related to maintaining a high level of customer service. Given the current economic environment, the Company has not implemented any significant price increases to cover these additional expenses. As a result, its operating margin and operating income for the first nine months of 2009 were lower than in the prior year. The Company intends to continue to improve and upgrade its physical plant and equipment and to focus on delivering high-quality products and services to its customer base and believes that this level of service will enable it to maintain and increase revenues. If the Company is unable to significantly cut costs or increase its revenues, either through price increases or selling additional services to existing and future customers, the Company will continue to experience lower operating margins and operating income.

ITEM 6. EXHIBITS

See “Index to Exhibits” on page 41 of this Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 6, 2009	By	/s/ Bill Otis
Bill Otis, President and Chief Executive Officer

Dated: November 6, 2009	By	/s/ Nancy Blankenhagen
Nancy Blankenhagen, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Waiver, Release and Amendment letter dated September 14, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002