Form 10-K
period 2009-12-31
NEW ULM TELECOM INC
filed 2010-03-29
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission File Number: 0-3024

NEW ULM TELECOM, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0440990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27 North Minnesota Street
New Ulm, Minnesota 56073
(Address of principal executive offices)

Registrant’s telephone number, including area code: (507) 354-4111

Securities registered pursuant to Section 12 (g) of the Act:

Title of Class

Common Stock, $1.66 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer     ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock, $1.66 par value, outstanding as of March 26, 2010 was 5,115,435. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 was $30,693,617 based on the closing sale price of $6.32 per share on The OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2010 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2009 Annual Report on Form 10-K (Report) and other documents filed by New Ulm Telecom, Inc. (NU Telecom) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors.”

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by NU Telecom and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made, which is the filing date of this Form 10-K. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission (SEC), NU Telecom does not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Website Access to SEC Commission Reports

NU Telecom’s website at www.nutelecom.net provides information about NU Telecom’s products and services, along with general information about NU Telecom and its management, financial results and press releases. Copies of NU Telecom’s most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed, or furnished to the SEC. To obtain this information, visit NU Telecom’s website noted above and select “Company Info – Investors,” or call (507) 354-4111. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Ethics and Code of Conduct

NU Telecom’s Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. NU Telecom’s Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on NU Telecom’s website above or by contacting NU Telecom at (507) 354-4111.

Item 1. Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to NU Telecom and its subsidiaries unless the context otherwise requires.

Company Overview and History

General Development of Business

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 105 years of experience in the local telephone exchange business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of four local telephone companies or incumbent local exchange carriers (ILECs) and the operation of two competitive local exchange carriers (CLECs) telephone companies. Our original business consisted of the operation of a single ILEC (New Ulm Rural Telephone Company) and began in 1905. In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company. In 1993, we acquired our third ILEC, Peoples Telephone Company. And in 2008, we acquired our fourth ILEC, Hutchinson Telephone Company. Our ILEC businesses consist of connecting customers to our telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide cable television services (CATV), Internet access services, including both dial-up and high-speed broadband access, and long distance service. We also install and maintain telephone systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of Hutchinson Telephone Company. This CLEC operates in and around the city of Litchfield, Minnesota. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

On June 30, 2009 we entered into an Equity Securities Purchase Agreement with Iowa Telecommunications Services, Inc. (Iowa Telecom) under which we agreed to sell our equity ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009, we announced that we had completed the sale to Iowa Telecom of these equity ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500. Additional information on this disposition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, we were released from loan guarantees related to these entities. See Note 15 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The sale of these minority-owned investments allowed us to monetize our non-core investments.

On November 10, 2008, we opened TechTrends, Inc. in New Ulm, Minnesota. TechTrends is a wholly-owned subsidiary of NU Telecom that operates as a retail store offering wireless communications services, computers and computer accessories, in addition to providing computer repair and website design services.

On January 4, 2008, we completed the acquisition of Hutchinson Telephone Company that operates as a wholly-owned subsidiary of NU Telecom. Our acquisition of Hutchinson Telephone Company has increased our voice, video and Internet services to approximately 50,000 connections in various communities in Minnesota and Iowa. Additional information pertaining to this acquisition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

On November 3, 2006, we acquired a 33.33% subsidiary equity ownership interest in Hector Communications Corporation, which provides voice, video and Internet services to various communities in Minnesota and Wisconsin.

Prior to October 2, 2006, we had a 9.88% subsidiary equity ownership interest in Midwest Wireless Holdings (MWH), which provided wireless telephone services to customers in Minnesota, Iowa and Wisconsin. On November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive purchase agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel was $1.075 billion, including payments to MWH shareholders and minority interest holders in MWH properties as well as the assumption of MWH’s outstanding debt. The transaction was completed on October 2, 2006. We received 90% of our share of the gross proceeds or approximately $74.0 million on October 6, 2006. We received our remaining share of the gross proceeds held in escrow in April 2007 (approximately $3.1 million) and January 2008 (approximately $5.1 million).

As of December 31, 2009, we also held:

•	A 25.18% subsidiary equity ownership interest in FiberComm, LC, which is a CLEC located in Sioux City, Iowa;

•	A 16.32% subsidiary equity ownership interest in Broadband Visions, LLC, which provides video headend and Internet services; and

•	A 14.29% subsidiary equity ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

Our operations are currently conducted through the following subsidiaries:

Telecom Segment

•	ILECs:
	▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (WTC), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (PTC), a wholly-owned subsidiary of New Ulm;
•	CLECs:
	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
•	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC – 16.32% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

We report the business operations of our four ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates four ILECs (New Ulm, HTC, PTC and WTC) and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), while PTC is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2009, we serve approximately 29,000 access lines in the Minnesota communities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn, Hutchinson and Litchfield (city only), as well as the adjacent rural areas of Brown, Nicollet, Blue Earth, Redwood, McLeod and Meeker counties in south central Minnesota. In addition, we provide telephone services for the community of Aurelia, Iowa. The Telecom Segment also operates multiple CATV systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Hutchinson, Litchfield, Cologne, Mayer and New Germany) and one CATV system in Aurelia, Iowa. These CATV systems serve approximately 9,500 customers.

The Telecom Segment derives its principal revenues from (i) local service charges to its residential and business subscribers, (ii) access charges to Interexchange Carriers (IXCs) for providing the carriers access to our local phone networks and (iii) the provisioning of video and data services. We also receive revenue from long distance carriers for providing the billing and collection of long distance toll calls to our subscribers.

Neither our ILECs nor CLECs are dependent upon any single customer or small group of customers. No single customer accounted for 10% or more of our consolidated revenues in any of the last three years.

We receive the majority of our revenues through the following revenue sources:

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls for their wireless subscribers.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLC) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to the ILECs.

Cellular – We provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product as well as revenue collected for the sale of wireless phones and accessories. In addition, we also act as an authorized agent and receive commission revenue for sale of wireless services through Unicel, which is a regional wireless provider.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for the provisioning of commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve nine communities with our digital TV services and five communities with our CATV services.

Internet – We provide Internet services including dial-up and high-speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and web hosting services.

Long Distance – Our end-user customers are billed for toll or long distance services on either a per call or flat rate basis. This also includes the offering of directory assistance, operator service and long distance private lines.

Other – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue is monthly recurring revenue from end-user subscribers for yellow page advertising in our telephone directories.

Competition

As a result of the Telecommunications Act of 1996 (TA96), telephone companies no longer have an exclusive franchise service area. Under the TA96, competitors may offer telephone service to our customers and request access to our local network facilities. The TA96 also permits existing telephone companies to offer telephone services outside their existing franchise service areas. The TA96 includes universal service provisions, interconnection requirements and rules mandating how competition will be implemented. The FCC and state regulatory agencies are responsible for establishing rule-making procedures to implement the TA96. The rule-making procedures are not complete and a number of court cases have already been filed challenging various aspects of the rules and procedures. Until the rule-making procedures are complete and the court issues settled, we cannot predict how TA96 will affect our business.

One of our business strategies has been to position ourselves as a “one-stop” communications provider. We believe our customer base places a value on the fact that we are a local company whose goal is to meet all of our customers’ total communications needs. We believe that we have several advantages over our competition, including competitive pricing and costs, outstanding service quality and a good reputation, a high level of commitment to the communities we serve, our strong investment in technology and the fact that we have a direct billing relationship with a large majority of the customers we serve in our service territories.

The long-range effect of competition on the provisioning of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Trends resulting from past federal and state legislation have been to expand competition in the telecommunications industry.

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to the territories served by us that permit the bypassing of our local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to increase operating efficiencies and to provide new services to our new and existing customer base. These new technologies include the latest release of digital switching technology on all of our ILEC switches and the installation of a new Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in case of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our companies to offer access to high-speed Internet with broadband access to over 98% of our customer base. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 85% of our access lines.

We currently have competition in the cities of Redwood Falls, Minnesota and Litchfield, Minnesota in the provisioning of traditional telephone services. Qwest is the existing ILEC in these markets. NU Telecom entered the Redwood Falls market as a CLEC in September of 2002, while HTI operates as a CLEC in the Litchfield market. Competition also currently exists in the other communities and areas served by our ILECs for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We are also experiencing competition in the Minnesota communities of New Ulm, Redwood Falls, Springfield, Hutchinson and Litchfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market and Mediacom is the existing incumbent provider of video services in the Redwood Falls, Springfield, Hutchinson and Litchfield markets. Several other communications providers also compete with us in our markets in providing Internet services. Our ILECs and CLECs have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer satisfaction.

Competition also exists for some of our other services that are also provided by IXCs, such as customer billing services, dedicated private lines and network switching. The provisioning of these services is contractual in nature and is primarily directed by the IXCs. Other services, such as directory advertising, operator services and cellular communications are open to competition. This competition is based primarily on service and customer experience.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. At this time, we cannot predict the outcome of any of these developments nor their potential impact on us. Regulation can change rapidly in the telecommunications industry and these changes may have an adverse effect on us in the future. See Part I – Item 1A - “Risk Factors – Risks Related to Regulations” for a further discussion of the risks associated with regulatory change.

Overview

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international communications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The TA96 and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements. Internet access (dial-up or high speed) is unregulated at both the state and federal levels. There are also varying levels of regulatory oversight depending on the nature of the services offered and whether the services are offered by an incumbent or competitive carrier.

Our CLEC businesses provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires FCC approval before we can transfer control of operating companies, assign, acquire or transfer licenses or authorizations issued by the FCC, or before any interstate service is discontinued. The Federal Communications Act of 1934 was amended by the TA96 that has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers (LECs) for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers, are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. The lower per-minute-of-use access rate, combined with overall lower minutes of use on our network due to competition, has resulted in a decrease in network access revenue that may continue. Traffic sensitive interstate rates were last established in June 2009 for the period from July 1, 2009 through June 30, 2010.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company’s actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by IXCs. We believe this trend will continue.

Each of our ILECs determines interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by part 61.39 of the FCC rules, which applies only to service providers with fewer than 50,000 lines. Three of our ILECs (HTC, PTC and WTC) utilize an average schedule process and the concept of pooling with other ILECs in NECA to arrive at rates and fair compensation. Our fourth ILEC (New Ulm) arrives at its interstate rates through a study of its own individual interstate costs. Minnesota and Iowa utility commissions regulate the intrastate access rates for all four of our ILECs in their respective states.

Wireline Interstate

Our ILEC companies participate in the NECA common line pool. End-User Common Line funds collected are pooled and some of our ILEC revenue is based on settlements distributed from the pool. Our ILEC companies also participate in the NECA traffic-sensitive pool. These pool settlements are adjusted periodically.

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the incumbent carrier with whom the CLEC competes. Consequently, the rates charged by our facilities-based CLECs for switched access are significantly lower than the rates charged by our ILECs.

There have been ongoing discussions at the FCC regarding changes in intercarrier compensation. We participate in evaluating and influencing proposed reforms through our industry associations and affiliations. It is possible that our ILECs could experience a change in revenue if intercarrier compensation reform were to be adopted by the FCC. There is no definite timeline for the FCC to act, so it is not possible for us to predict when any change in revenue will occur or the extent of the impact.

The MPUC has considered intrastate access reform and universal service for several years, but has not yet taken action. In September 2008, the IUB issued an inquiry docket regarding establishing a state Universal Service Fund (USF) in Iowa and in January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling has affected our PTC ILEC state access revenues. We are actively participating in access reform proceedings in the regulatory and legislative arenas on both the state and federal level. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, IXCs and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to their network traffic. A prime example of this is the claim that companies who provide VoIP technology services are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate VoIP traffic into interstate and intrastate jurisdictions, and therefore, VOIP providers would be regulated by the FCC and not by state regulatory commissions. In January 2009, the FCC declined to declare Internet Protocol (IP) traffic as exempt from access charges. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or with their LECs. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges on VoIP traffic. We cannot predict the likelihood of future claims and cannot estimate the impact.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of switched networks, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2009 carrier access revenue represented approximately 17.5% of our operating revenue.

Universal Service

The Federal Universal Service Fund (FUSF) was established to overcome geographic differences in costs of providing service and to enable all citizens to communicate over networks regardless of geographical location and personal income. The FCC established universal policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

•

High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This program has the most direct impact on our operating companies;

•	Low-Income Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees, respectively, with eligibility based on subscriber income;

•	Rural Health Care Providers program that support telecommunications services used by rural health care providers and provides them with toll free access to an Internet service provider; and

•	Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as Eligible Telecommunications Carriers (ETC) by a state commission. Each of our ILECs has been designated as an ETC. CLECs are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our CLECs are currently not receiving FUSF support.

Both the MPUC and IUB granted ETC carrier status to numerous carriers, including many wireless companies. Under current rules, the payments received by our ILECs are not affected by the payments to the competitive ETC. Because of the growing number of competitive ETCs and the accompanying funds that are being disbursed to them, the FCC is considering several universal service reforms including an interim cap on the FUSF as it pertains to the competitive carriers. All ETCs must certify to their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. In 2006, both Minnesota and Iowa adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipts of FUSF payments at risk each year.

We cannot predict the outcome of any FCC rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs. For the year ended December 31, 2009, FUSF payments represented 6.3% of our total revenue.

The TA96 and Local Competition

The primary goal of the TA96 and the FCC’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The TA96 imposes a number of requirements on all local telecommunications providers that include:

•	To interconnect directly or indirectly with other carriers;

•	To allow others to resell services;

•	To provide for number portability that allows end-users to retain their telephone number when changing providers;

•	To ensure dialing parity;

•	To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services; and

•

To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

Local Number Portability – In 2003, the FCC released a decision providing guidance on porting between wireline and wireless networks (inter-modal porting). All of our wireline operations have operated with local number portability capabilities since 2005. The effects of inter-model porting on our wireline operations have been minimal to date.

Environmental Regulation

We are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. We could be subject to environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

Employees

As of March 1, 2010, we had 134 full-time equivalent employees.

Intellectual Property

We do not consider our trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2010 are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer	52
	-New Ulm Telecom, Inc.

Barbara A.J. Bornhoft	Vice-President and Chief Operating	53
	Officer/Secretary
	-New Ulm Telecom, Inc.

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	43
	-New Ulm Telecom, Inc.

Our executive officers are elected annually and serve at the discretion of our Board of Directors. Mr. Otis, President and Chief Executive Officer and Ms. Bornhoft, Vice-President and Chief Operating Officer have written employment contracts. Our other executive officer is not employed pursuant to a written employment contract. There are no familial relationships between any director and executive officers.

Mr. Otis has been President and Chief Executive Officer since 1985. Prior to that time, he was the Office Manager/Controller from 1979 to 1985. Mr. Otis also serves as a Director, Chairman of the Board of Directors and President of HCC, and is the Chairman of the Board for both Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours. In addition, Mr. Otis sits on the Board of Governors of FiberComm, LC, also an equity subsidiary of ours.

Ms. Bornhoft has been Vice President and Chief Operating Officer/Secretary since 1998. Ms. Bornhoft has been employed with us since 1990. Ms. Bornhoft also serves as a Board Director for HCC and Broadband Visions, LLC, in addition to serving as President for both Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Mr. Kawlewski has been Chief Financial Officer/Treasurer since 2009. Mr. Kawlewski also serves as Chief Financial Officer and Treasurer for Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Item 1A.	Risk Factors.

Our businesses face many risks, the most important of which we attempt to describe in the following section. If any of the events or circumstances described in the following risks actually occurred, our business financial condition or results of operations may suffer and affect the trading price of our stock.

Risks Related to Our Business and Our Industry

The current recession in the United States could negatively affect our operating results and financial condition. If the current recession in the United States continues or worsens, our business could be negatively affected. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forgo purchases of our products and services. We have, for example, noticed some decline in our CPE sales and a reduction in our local services, network access and long distance product lines as customers are deferring capital investments and moving to other communication options. Also, our customers may not be able to obtain adequate access to credit that could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Related to our Indebtedness and Our Capital Structure,” due to the recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as our current terms or at terms that are acceptable to us, or at all. For these reasons, among others, if the current economic conditions persist or decline, they could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

The telecommunications industry is generally subject to substantial regulatory changes, rapid development and introduction of new technologies and intense competition that could cause us to suffer price reductions, reduced operating margins or loss of market share. The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	Substantial regulatory change due to the passage and implementation of the TA96 that included changes designed to stimulate competition for both local and long distance telecommunications services;

•	Rapid development and introduction of new technologies and services;

•	Increased competition within established markets from current and new market entrants that may provide competing or alternative services;

•	The distortion of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, CATV, data and Internet services; and

•	An increase in mergers and strategic alliances that allow telecommunications providers to offer increased services or access to wider geographic markets.

Some of these changes have resulted in increased competition, decreased rates and decreased profitability in our traditional wireline local exchange business. We cannot assure you that further changes will not adversely affect our business.

The telecommunications industry is highly competitive and increased competition in our core business segment may have an adverse effect. The TA96 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as a CLEC in a number of markets. As most of our markets are primarily rural, we have historically experienced limited competition; however, other telecommunications carriers have the authority under this legislation to provide new networking routes, points of interconnection, technology or signaling protocol, creating competition that could have a material adverse effect on our profitability. Many of our voice and data competitors, such as CATV operators, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Such increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. Although we attempt to differentiate our products and services through technology, reputation, service and price, competition has increased in the markets that we serve. This competition has affected our profitability in the past and we cannot ensure that it will not continue to affect our profitability in the future.

The above competition may lead to a loss of revenues and profitability as a result of numerous factors, including but not limited to:

•	Loss of customers;

•	Reduced usage of our network by our existing customers who may use alternative providers for long distance and data services;

•	Reductions in our prices to maintain our current customer base in order to meet competitive pressures; and

•	Increases in marketing expenditures and other costs to secure new customers.

Implementing our acquisition strategy involves risks, and our failure to successfully implement this strategy could have a material adverse effect on our business. One of our strategies is to grow our business by selectively pursuing acquisitions. We completed the purchase of HTC in 2008 and we are continuing to actively pursue additional acquisition opportunities that may be material to our business and financial performance. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including, but not limited to:

•	Acquisition financing not being available on acceptable terms or at all;

•	Encountering difficulties identifying and executing acquisitions;

•	Increased competition for targets that may increase acquisition costs;

•	Consolidation in our industry reducing the number of acquisition targets; and

•	Competition laws and regulations preventing us from making acquisitions.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any past or future acquisitions, there is the possibility that:

•	The business culture of the acquired business may not match well with our culture;

•	Technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	Management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

•	We may acquire or assume unexpected liabilities;

•	Unforeseen difficulties may arise in integrating operations and systems;

•	We may fail to retain and assimilate employees of the acquired business;

•	We may experience problems in retaining customers and integrating customer bases; and

•	Problems may arise in entering new markets that we may have little or no experience.

Failure to continue implementing our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

We may not accurately predict technological trends or the success of new products in our markets. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, our business, operating results and financial condition could be materially adversely affected.

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services, such as the ability of our CLEC businesses, one that was initiated in 2002 in the City of Redwood Falls, MN, and the other acquired with the HTC acquisition in Litchfield, MN in 2008, to provide CLEC services in those new markets. Our success is also dependent on our ability to offer bundled service packages on terms attractive to our customers and our ability to successfully expand our service offerings into other geographical locations. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, our new products and services may not meet with market acceptance or be profitable. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, experience any significant delays in product development or introduction, or if any of our relationships with our vendors deteriorate significantly, our business operating results and financial condition could be materially adversely affected.

Shifts in our product mix may result in declines in our operating profitability. Possible changes in demand for our products and services including lower demand for our telephone services, reductions in access lines per household or reductions in minutes of use associated with our telephone service, migration in technology from circuit-switched to IP-based technology for services and other network solutions, may result in lower gross margins and operating profitability. Our traditional ILEC services carry higher margins than many of our newer services. Changes in product mix may also cause some of our inventory to become obsolete. We currently manage potential obsolescence through reserves, but future technology changes may exceed our current reserves.

Consolidation among our customers could result in our losing customers or experiencing a slowdown as integration takes place. Consolidation may affect our business as our customers focus on integrating their operations. We believe that customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and network services. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After a consolidation occurs, there is no assurance that we will be selected to continue to supply equipment or network services to the surviving customer. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

We depend on third parties, over whom we have no control, to deliver our services. Because of the interconnected nature of the communications industry, we depend heavily on other telecommunications companies, network providers, program service providers and equipment vendors to deliver our services. In addition, we are dependent on easements, franchises and licenses from various private and public entities in order to construct and to operate our networks. The failure to maintain these necessary third party arrangements on acceptable terms would have an adverse effect on our ability to conduct our business.

Risks Related to the Management of Our Operations

A failure in our operational systems or infrastructure could impair our liquidity, disrupt our business, damage our reputation and result in losses. Flaws or failures in our internal processes, people or systems could impair our liquidity, disrupt our business, result in liability to customers or regulatory intervention, damage our reputation or result in financial loss. For example, our telephone operations rely on a central switch to complete local and long distance phone calls to customers. An interruption in the switch operations could lead to interrupted service for customers. In addition, financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, thereby adversely affecting our ability to process transactions. Despite the existence of contingency plans, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where these businesses are located.

Our business may be harmed if we are unable to maintain data security. We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our employees’ and customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in fines, penalties and private litigation. Any such failure could adversely affect our business, financial condition and results of operations.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals in the operation of our communications businesses. Technological advances require our employees to continually upgrade their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical employees in the future could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses in the future and our success will depend, in part, upon our ability to retain and integrate personnel from acquired businesses, who are critical to the continued success or the successful integration of these acquired businesses.

We depend on the continued contributions of our executive officers and other key management personnel, each of whom would be difficult to replace. Our future success depends to a significant degree upon the continued contributions of our senior management and our ability to attract and retain other highly qualified management personnel. We face competition for management personnel from other companies and organizations. Therefore we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensations levels. The loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. Additionally, our failure to attract and retain highly qualified management personnel may damage our business prospects.

We may have unanticipated increases in capital spending, operating or administrative costs, or seek new business opportunities that require significant up-front investments. We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses, in the form of payroll for a highly trained workforce and the maintenance cost of communications networks are large uses of cash. Our debt service obligation and any dividends to shareholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future business plans and could possibly affect our growth or ability to maintain our current network infrastructure.

Risks Related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that affect the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further affecting our operating costs or capital requirements or that is otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact these developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition; cause us to lose customers to competitors and decrease our revenue; and increase our costs, thus decreasing our profitability.

Legislative or regulatory changes could reduce the revenue our ILEC or CLEC operations receive from network access charges. Access charges that are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 17.5% of our total revenue in 2009. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of their traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs of our ILEC and CLEC operations.

In 2001, the FCC adopted rules reforming the network access charge system for rural carriers, including reductions in per-minute access charges and increases in both FUSF support and flat-rate monthly per line charges on end-user customers. The FCC is considering more change in network access charges that could materially reduce our access charge revenue and we do not know whether increases in other revenue, such as federal support and monthly line charges, would be sufficient to offset any such reductions. The MPUC and IUB may also make changes in our intrastate network access charges that could cause reductions in our revenue.

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while also avoiding payment for traffic. As a general matter, we believe this phantom traffic is due to unintended usage and, in some cases, fraud.

We are at risk for potential claims made against us contesting the applicability of network access charges billed by our ILEC and CLEC operations or continued or increased phantom traffic that uses our network without paying us for it. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease and have a material impact.

Legislative or regulatory changes could reduce or eliminate the governmental support we receive. The federal system of support, from which we derive a significant portion of our revenue, is subject to modification. Our ILEC operations receive significant federal support payments.

•	For the year ended December 31, 2009, we received an aggregate of $2,048,646 from the FUSF that comprised 6.3% of our revenue for the year;

•	For the year ended December 31, 2008, we received an aggregate of $1,886,668 from the FUSF that comprised 5.4% of our revenue for the year; and

•	For the year ended December 31, 2007, we received an aggregate of $1,160,763 from the FUSF that comprised 6.7% of our revenue for the year.

During the past several years, the FCC has made modifications to the FUSF system that changed the sources of support and the method for determining the level of support to FUSF recipients. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our ILEC operations and whether we will continue to receive the same amount of FUSF support that we have received in the past. The FCC is also currently considering a number of issues regarding the source and amount of contributions to, and eligibility for payment from, the FUSF, and these issues may also be the subject of legislative amendments to the TA96.

In addition, under the TA96, our competitors may obtain the same level of FUSF support we do if the MPUC or IUB, as applicable, determines that granting this support to competitors would be in the public interest and the competitors offer and advertise telephone services as required by the TA96 and the FCC. Under current rules, any such payments to our competitors would not affect the level of support received by our ILEC and CLEC operations, but they would facilitate competitive entry into our ILEC and CLEC service areas and we may not be able to compete as effectively or otherwise continue to operate as profitably. Because of the growing number of competitors receiving USF support, the FCC is considering universal service reforms to limit the size of the fund.

Legislative and regulatory changes in the telecommunications industry could raise our costs by facilitating greater competition against us and reduce potential revenue. Legislative and regulatory changes in the telecommunications industry could adversely affect our business by facilitating greater competition against us, reducing our revenue or raising our costs. For example, federal or state legislatures or regulatory commissions could impose new requirements relating to standards or quality of service, credit and collection policies, or obligations to provide new or enhanced services.

Increased regulation of the Internet could decrease our revenue. Currently, there exists only a small body of law and regulation applicable to access to, or commerce on, the Internet. As the significance of the Internet expands, federal, state and local governments may adopt new rules and regulations or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband consumer protections for high-speed access to the Internet through telephone and CATV providers’ communications networks. The outcome of these proceedings may affect our regulatory obligations and costs and competition for our services that could have a material adverse effect on our revenue.

Our operations are subject to environmental, health and safety laws and regulation that increase our costs of operations and could subject us to liability. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety that could adversely affect our profitability. We operate under a number of environmental and health and safety laws, including laws and regulations governing and creating liability to the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. We are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

•

Under environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and the remediation of any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites;

•	The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral;

•	We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination;

•	The cost of complying with existing environmental requirements could be significant;

•

Adoption of new environmental laws, regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities;

•

Future acquisition of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters; and

•

In addition, environmental laws regulating wetland, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities; delay, alter or interfere with such plans; or otherwise adversely affect such plans.

In addition, we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. While these obligations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Furthermore, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

Fossil fuel combustion creates greenhouse gas (GHG) emissions that are linked to global climate change. Regulations to limit GHG emissions are in force in the European Union in an effort to prevent or reduce climate change. In the United States, federal legislative proposals that are being actively considered would, if adopted, implement some form of regulation or taxation to reduce or mitigate GHG emissions. In addition, the United States Environmental Protection Agency (EPA) is taking steps towards using its existing authority under the Clean Air Act to regulate GHG emissions. Among other steps, the EPA published the final rule for the “endangerment finding” on December 15, 2009 that declares that GHG emissions cause global warming and that global warming endangers the public health and welfare. This finding could lead to the regulation of GHG emissions from various sources, potentially affecting some of the facilities we operate.

Several states within the United States have adopted laws intended to limit fossil fuel consumption or encourage renewable energy development for the same purpose. For example, California enacted AB-32, the Global Warming Solutions Act of 2006, prescribing a statewide cap on global warming pollution with a goal of reaching (i) 1990 GHG emission levels by 2020, (ii) 80% below 1990 levels by 2050 and (iii) establishing a mandatory emissions reporting program.

Federal, regional, state and international regulatory programs are still developing. In their final form, they may include a tax on carbon, a carbon “cap-and-trade” market, and other restrictions on carbon and GHG emissions. The area of GHG limitations and regulation is rapidly changing and will continue to change as additional legislation is considered and adopted, and regulations are finalized that implement existing laws.

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of GHG by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of GHG we emit. The expected controls on GHG emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our cost of operations or limit the availability of electricity or emergency generator fuels. The physical effects of climate change, including extreme weather conditions such as heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our facilities necessary for our operations. To the extent any environmental laws enacted or regulations passed by the United States, or any domestic or foreign jurisdiction in which we perform business, impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or a general lack of availability of electrical resources. Our facilities are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources.

Power outages, such as those that occurred in California during 2001, the Northeast in 2003, and from the tornados on the United States east coast in 2004, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely, even with those protections in place.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are growing on a per unit basis. As a result, some customers are consuming an increasing amount of power per cabinet. We generally do not control the amount of electric power our customers draw from their installed circuits. This means that we could face power limitations for our facilities. This could have a negative impact of the effective available capacity of our facilities and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows.

We may also have difficulty obtaining sufficient power capacity for potential expansion sites in new or existing markets. We may experience significant delays and substantial increased costs demanded by the utilities to provide the level of electrical service required by our current facilities.

A lack of parity between us and our competitors concerning assessments and tax laws could adversely affect our ability to profitably compete. The telecommunications industry is heavily taxed and assessed. As regulated entities, we serve as the pass-through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the funds collected to the taxing and regulatory authorities. Unless regulators and taxing authorities change or clarify their rules and regulations to include our competitors, or deregulate and exclude us, the lack of parity could adversely affect our ability to effectively compete on price.

The high costs of regulatory compliance could make it more difficult for us to enter new markets, make acquisitions or change our prices. Regulatory compliance results in significant costs for us and diverts the time and effort of our management and officers away from running the business. In addition, because regulations differ from state to state, we could face significant costs in obtaining information necessary to compete effectively if we try to provide services, such as long distance services, in different states. These information barriers could cause us to incur substantial costs and to encounter significant obstacles and delays in entering these markets. Compliance costs and information barriers could also affect our ability to evaluate and compete for new opportunities to acquire local access lines or business as they arise.

Our intrastate services are also generally subject to certification, tariff filing and other ongoing state regulatory requirements. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses. If successful, these challenges could adversely affect the rates that we are able to charge customers and would negatively affect our revenue.

We may incur significant costs from lawsuits and regulatory inquiries. Any such claims or regulatory inquiries, whether successful or not, may require us to devote significant amounts of monetary or human resources to defend ourselves. It could be necessary to spend significant amounts on our legal defense and senior management may be required to divert their attention that could detract from their ability to run our business. If as a result of any proceedings, a judgment is rendered or a decree is entered against us, it may adversely affect our business, financial condition and results of operation.

Risks Related to Our Indebtedness and Our Capital Structure

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2009, we had approximately $49.8 million of debt outstanding, of which approximately $46.8 million is long-term debt. The debt is secured by assets of NU Telecom and its subsidiaries. The assets have been pledged to CoBank, ACB for performance under the loans. In addition, NU Telecom and its subsidiaries have guaranteed all the obligations under the credit facility. The loan agreements place restrictions on us, including adhering to specified financial ratios, and places restrictions on our ability to pay cash dividends to our shareholders if we fail to comply with all loan covenants. At December 31, 2009 we were in compliance with all loan covenants and have achieved all acceptable financial ratios outlined in the loan agreements. Our level of debt could have significant consequences to our business, including the following:

•

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

•	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;

•	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;

•

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements that require us to maintain specified financial ratios; and

•	We may be more leveraged than some of our competitors that may result in a competitive disadvantage.

We cannot ensure that we will generate sufficient revenue to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our shareholders.

We may not be able to refinance our current debt on favorable terms. Most of the indebtedness under our credit facility matures in 2014, and we would anticipate refinancing at that time. Due to recent turmoil in the credit markets and the decline in the economy, and the length of time between now and when the credit facility matures, we may not be able to refinance maturing debt on terms that are as favorable as those currently in effect, on terms that are acceptable to us or at all.

If we seek additional financing, we may not be able to obtain favorable terms, or at all, and our shareholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources that include our credit facility, existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could affect our results of operations and financial condition adversely. Although we attempt to reduce risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March of 2008, we entered into an interest rate protection agreement on $39.0 million of our variable-interest rate debt in order to manage our exposure to interest rate movements. Interest rate protection agreements on $6.0 million of this debt mature in March of 2011, and on $33.0 million of this debt mature in March of 2013. In June of 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $6.0 million of variable-interest rate debt. Interest rate protection agreements on $3.0 million of this debt mature in June of 2011, and an additional $3.0 million in June of 2013. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that we did not need. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2011 and 2013. This could affect our future interest expense level.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restrictions on us. We are subject to the following negative loan covenants, unless authorization to do so is obtained from CoBank, ACB:

•	Prohibition on mergers and acquisitions, and equity issuances;

•	Limitation on additional indebtedness other than existing permitted indebtedness;

•

Prohibition on liens, leases (as lessor) and encumbrances and negative pledges to other parties, other than existing permitted liens (including existing pledges of equity interests to CoBank, ACB) and liens on permitted indebtedness;

•	Prohibition on transfer of assets except in the ordinary course of business;

•

Restriction on investments other than (1) securities and deposits guaranteed by the United States of America or any agency thereof, (2) equity in CoBank, ACB, (3) existing investments, and (4) an additional $250,000 in aggregate in other investments;

•

Restriction on guarantees and contingent liabilities other than existing permitted contingent liabilities and guarantees of indebtedness of Subsidiary Guarantors to CoBank, ACB plus up to an additional $200,000 in aggregate;

•	Prohibition of transactions with affiliates, except in the ordinary course of business and on no less favourable than a comparable arms length transaction with a non-affiliate; and

•	Prohibition on management fees.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain a specified total leverage ratio and to satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. Our ability to comply with the ratios may be affected by events beyond our control including prevailing economic, financial and industry conditions.

A breach of any of these covenants contained in our credit agreement could result in a default under our credit facilities. If we were to default, the lenders could elect to declare all amounts outstanding under the credit facilities to be due and payable. If the amounts outstanding under our credit facilities were to be accelerated, we cannot ensure that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Risks Related to Financial Aspects of Our Company

Our future financial results could be adversely affected by asset impairment charges. We are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant subsidiary, sale or disposition of a significant portion of the business or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgement in estimating future cash flows, discount rates and estimated product life cycles. In making these judgements, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows.

As we have grown through acquisitions, we have accumulated approximately $29.5 million of goodwill, and have approximately $3.0 million of indefinite-lived intangible assets out of total assets of approximately $124.2 million at December 31, 2009. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2009 as of December 31, 2009, and our Step One analysis indicates no impairment of goodwill and other indefinite-lived assets exists at any of our reporting units. As of December 31, 2009, management determined that our trade name useful life was no longer indefinite due to rebranding efforts occurring at HTC. An impairment test was required to be performed to value the trade name at fair value and resulted in no impairment charge. We did however; recognize approximately a $2.3 million goodwill impairment charge for fiscal year 2008 as of December 31, 2008.

A long-lived asset to be disposed of is reported at the lower of its carrying value or fair value less cost to sell. An asset to be used in our operations (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated $24.8 million of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period that the charge is taken.

Customer payment defaults could have an adverse effect on our financial condition and results of operations. As a result of adverse market conditions, some of our customers may experience serious financial difficulties. Some of the IXCs and long distance companies that utilize our network are our largest customers when it comes to recurring revenue. In some cases, these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on amounts owed to us, we may not be able to recognize expected revenue. Although we currently manage this exposure through an allowance for doubtful accounts, an unexpected bankruptcy or default by a customer may not be fully reserved for in our allowance.

Risks Related to Our Common Stock

Our Board of Directors could, in its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends and our shareholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Our Board of Directors may decide at any time, at its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends, and our Board of Directors’ determination to maintain our past dividend payment practices, will depend on numerous factors, including the following:

•

The state of our business, the environment that we operate in and the various risk factors we face, including, but not limited to competition, technological change, changes in our industry, regulatory and other risks summarized in this Annual Report on Form 10-K;

•	Our future results of operations, financial condition, liquidity needs and capital resources;

•	Our cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and other costs; and

•	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

While our cash flow available to pay dividends for the year ended December 31, 2009 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

•	Either reduce or eliminate dividends;

•

Fund dividends by incurring additional debt (to the extent we were permitted to do so under agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments;

•	Amend the terms of our credit agreement, if our lenders agreed, to permit us to pay dividends or make other payments if we are otherwise not permitted to do so;

•	Fund dividends from future issuances of equity securities that could be dilutive to our shareholders and negatively affect the price of our common stock;

•	Fund dividends from other sources, such as by asset sales or by working capital that would leave us with less cash available for other purposes; and

•	Reduce other expected uses of cash, such as capital expenditures.

If we continue to pay dividends at the level currently anticipated under our current dividend payment practices, our ability to pursue growth opportunities may be limited. We believe that our current dividend payment practices could limit, but not preclude, our ability to grow. If we continue paying dividends at the level currently anticipated under our current dividend payment practices, we may not retain a sufficient amount of cash and may need to seek financing to fund a material expansion of our business, including any significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations.

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publically traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

•	Announcements of new products and services by us or our competitors;

•	Consolidation among our competitors or customers;

•	Developments in telecommunications regulations;

•	Disputes concerning intellectual property rights;

•	Due to our low liquidity of stock trading volume, any imbalance between period supply and demand in shares offered;

•	General economic conditions in the United States or internationally;

•	Increased competition with our competitors or among our customers;

•	Our financial health and the financial health of our competitions or our customers;

•	Quarterly fluctuations in our financial results or the financial results of our competitors or customers;

•	Rumours or speculation regarding our future business results and actions; and

•	Thinly traded stock.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our business is primarily focused on the provision of service, and our properties are used for administrative support and to store and safeguard equipment. On December 31, 2009, our gross property, plant and equipment of $98,797,500 (net balance of $37,767,000) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. We own the telephone property, plant and equipment that is utilized to operate our telephone systems. Our four ILECs own the central office equipment (COE) that is used to record, switch and transmit telephone calls, as described below:

New Ulm’s host COE was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in four locations: three located in the city of New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed COE buildings. In 2005, we installed a Tekelec T7000 softswitch that is located in the New Ulm central office.

HTC’s COE includes a Lucent 5E system (installed in 1990) and a Meta-E Softswitch that was put into service in 2005. HTC houses the switch location for customers of HTC and HTI. Additionally, the shared headend satellite reception site and equipment for Broadband Visions, LLC is located at HTC.

PTC’s COE was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. PTC leases host switching facilities from FiberComm, LC, in which we own a 25.18% equity interest.

WTC installed Nortel Networks remote COE in 1996. This remote switching equipment utilizes the host switch located in the city of New Ulm. WTC also has a remote switching site located in the city of Sanborn. The equipment located in Sanborn is housed within a specially designed COE building.

It is our opinion that our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, digital TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above and below referenced properties. See Item 7 – “Property, Plant and Equipment” and Note 2 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above and below referenced properties and equipment and their respective depreciation.

Our principal property locations are the following:

(1)

New Ulm owns the building located at 400 Second Street North, New Ulm, Minnesota. The building was originally constructed in 1918 and contains some of our back office functions and COE. The building also contains warehouse and garage space and contains approximately 23,700 square feet of floor space.

(2)

New Ulm owns the warehouse located at 1201 North Front Street, New Ulm, Minnesota. The warehouse contains 13,680 square feet of space and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction, and office space for customer service technicians.

(3)

New Ulm owns four remote central office buildings that are located on the north, south and west sides of the city of New Ulm, Minnesota and in Courtland, Minnesota. These buildings contain COE that remote off New Ulm’s main COE.

(4)

New Ulm owns three towers and the land on where they are located. One tower is located east of the city of New Ulm, Minnesota along Highway 14 in Nicollet County. Another tower is located north of Saint George, Minnesota. The third tower is located at 400 Second Street North, New Ulm, Minnesota.

(5)

New Ulm owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area.

(6)

New Ulm leases a building located at 27 North Minnesota, New Ulm, Minnesota. This building contains approximately 14,000 square feet of space and is used primarily as a retail location housing customer support services and our corporate business offices.

(7)	New Ulm owns a building located at 137 East 2nd Street, Redwood Falls, Minnesota. This building contains business offices and COE and contains approximately 1,540 square feet of floor space.

(8)

New Ulm owns three remote equipment office buildings located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street, all in Redwood Falls, Minnesota. These buildings contain COE that remote off of New Ulm’s main COE.

(9)

New Ulm owns two additional parcels within the city limits of New Ulm, Minnesota. The first parcel, legally described as Lot 3 – Block 1 and Lot 2 – Block 3, Airport Industrial Park contains a new remote and retail facility. This building contains approximately 2,400 square feet of floor space, with approximately 1,350 square feet used as retail space. The remaining space is used as a remote central office. The second parcel is legally described as Lot 3 – Block 1, Bridge Street Industrial Park First Addition is currently vacant and available for future use.

(10)	WTC owns a building located at 22 South Marshall, Springfield, Minnesota. This building houses the business office and COE and contains approximately 2,100 square feet of floor space.

(11)	WTC owns a building located in Sanborn, Minnesota, which contains COE that remotes off WTC’s COE.

(12)

WTC owns a warehouse and lot located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction and contains approximately 3,750 square feet of space.

(13)	WTC owns a tower located in the city of Sanborn and leases the land on where the tower is located.

(14)	PTC owns a building located at 221 Main Street, Aurelia, Iowa that houses a business office, COE and CATV head-end equipment. The building contains approximately 1,875 square feet of floor space.

(15)

PTC owns the building that is adjacent to its main office building located at 217 Main Street, Aurelia, Iowa. This building has the capacity to expand the present main office building and contains approximately 1,875 square feet of floor space.

(16)	PTC owns a building located at 133 ½ Main Street, Aurelia, Iowa. This building contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(17)	PTC also owns a vacant lot located at 121 Main Street, Aurelia, Iowa. This lot is 25 feet by 100 feet.

(18)

HTC owns a building located at 235 Franklin Street South West, Hutchinson, Minnesota. This building houses a business office and central office and contains approximately 22,616 square feet of floor space.

(19)

HTC owns three buildings located at 345 Michigan Street South East, Hutchinson, Minnesota. These buildings house HTC’s outside plant equipment and contain office space for customer service technicians. The three buildings have approximately 19,200 square feet of space.

(20)	HTC owns a tower located at 345 Michigan Street South East, Hutchinson, Minnesota.

(21)	HTI owns a building located at 421 South CSAH 34, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet of floor space.

(22)	HTI owns a tower located at 28077 County Road 9, Darwin, Minnesota.

(23)	HTI owns a second tower located at 55106 County Road 38, Buffalo Lake, Minnesota.

(24)	HTC owns a point-of-presence Hut located at 101 11th Street East, Glencoe, Minnesota. This Hut contains approximately 600 square feet.

In addition, New Ulm, HTC, PTC, WTC and HTI own the lines, cables and associated outside physical plant for use in providing telephone and CATV services. We also own equipment leased to subscribers such as telephone sets and other similarly-used instruments.

Item 3.	Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “NULM.” As of March 2, 2010, there were 1,402 registered shareholders and approximately 350 beneficial owners of New Ulm Telecom, Inc. stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTC Bulletin Board during 2009 and 2008. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock
	High	Low
2009
1st quarter	9.00	5.75
2nd quarter	8.62	5.75
3rd quarter	6.80	5.26
4th quarter	6.40	4.77

2008
1st quarter	12.75	10.70
2nd quarter	10.95	8.50
3rd quarter	12.00	8.01
4th quarter	10.98	6.05

Dividends and Restrictions

We declared quarterly dividends on our common stock of $0.10 per share for the first two quarters in 2009 and $0.08 per share for the last two quarters in 2009. We declared quarterly dividends on our common stock of $0.10 per share in both 2008 and 2007. A quarterly cash dividend of $0.08 per share was paid on March 15, 2010 to shareholders of record at the close of business on February 15, 2010.

In 2009, we lowered our quarterly dividends on our common stock from $0.10 per share to $0.08 per share. Our Board of Directors has adopted dividend payment practices that reflect its judgment that our shareholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute this cash to our shareholders. We expect to continue to pay quarterly dividends during 2010, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (see below). Dividends on our common stock are not cumulative.

There is security and loan agreements underlying our current CoBank, ACB credit facility that contain restrictions on our distributions to shareholders and investment in, or loans to others. See below and Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements have put restrictions on our ability to pay cash dividends to our shareholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in our loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited.

At December 31, 2009, we were in compliance with the financial ratios in our loan agreements. At December 31, 2008, we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, but had an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant at December 31, 2008. At December 31, 2008, we were in compliance with all other financial ratios contained in our loan agreements. In connection with the granting of the waiver, CoBank, ACB amended our Master Loan Agreements (MLA) to lower our Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. Our Total Leverage Ratio had previously been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009. At December 31, 2009 our Total Leverage Ratio was 3.73:1.0.

Our Board of Directors reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Issuer Purchases of Common Stock

We did not repurchase any shares of common stock in 2009, 2008 or 2007. Currently, we do not anticipate the repurchase of any common stock in 2010, nor has our Board of Directors authorized the repurchase of any common stock.

Item 6.	Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Revenues	$32,613,673	$35,294,331	$17,300,936	$16,882,234	$17,344,837
Operating Expenses	28,189,887	29,294,003	14,239,568	13,531,118	13,071,656
Operating Income	4,423,786	6,000,328	3,061,368	3,351,116	4,273,181
Other Income (Expense)	(865,403)	684,425	4,583,457	56,065,372	5,112,117
Income Taxes	1,915,555	3,992,227	3,061,853	24,305,283	3,925,246
Net Income	1,642,828	2,692,526	4,582,972	35,111,205	5,460,052

Basic and Diluted
Net Income Per Share	$0.32	$0.53	$0.90	$6.86	$1.07

Dividends Per Share	$0.36	$0.40	$0.40	$3.11	$0.34

Selected Balance Sheet Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Current Assets	$9,083,736	$9,374,152	$11,649,394	$32,241,708	$4,273,791
Current Liabilities	7,392,164	6,974,876	2,359,781	23,505,397	4,917,710
Working Capital	1,691,572	2,399,276	9,289,613	8,736,311	(643,919)
Total Assets	124,235,356	130,593,654	59,052,895	80,055,841	55,303,909
Long-Term Debt	46,793,859	51,251,825	61,443	79,983	12,597,630
Stockholders’ Equity	51,880,541	51,701,902	53,284,651	50,747,853	31,545,651

Book Value Per Share	$10.14	$10.11	$10.42	$9.92	$6.17

Information contained in the above tables for 2009 and 2008 is affected by the acquisition of HTC on January 4, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

NU Telecom offers a diverse array of communications products and services. Our legacy ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2002, we expanded our geographic service area by competitively providing service as a CLEC in the city of Redwood Falls, Minnesota. This CLEC provides local telephone service, long distance service, dial-up and broadband Internet access, and video services using our facilities. In 2008, we completed our acquisition of HTC, adding both an ILEC and a CLEC to our portfolio of operations. We also sell and service other communications products.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, IP and digital TV. Capital is also needed to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor, maintain inventory to service capital projects, our network and our telephone equipment customers; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Highlights

2009 Compared to 2008

●	Traditional telephone services revenues from local and network access services declined 5.8%, reflecting the continued decline in our traditional access customers and network minutes of use.

●	Our sales of Internet and video services declined 5.1%, reflecting the effects of the current United States economic downturn and competition in the marketplace we serve for these services.

●

Our sales of cellular services declined in 2009 as a result of Alltel’s termination of its agreement with us to act as an authorized agent, effective August 31, 2009. In late 2009, we rolled out new cellular service options for our customers.

●	Revenue from the sale of CPE declined in 2009, primarily due to the current United States economic downturn that has delayed customer purchases.

●	2009 net income decreased approximately $1,050,000 or 39.0%, primarily due to decline in our operating revenues.

●	We used cash flow from operations and investing activities to reduce our outstanding long-term debt balance by $2,419,004 in 2009.

●	Our capital expenditures increased by $1,430,539 in 2009 compared to 2008 as we continue to invest in our infrastructure and technology advancements.

2008 Compared to 2007

●

We completed the acquisition of HTC on January 4, 2008. With the completion of this acquisition, our revenues for 2008 represented a 104% increase over revenues for 2007 and operating income for 2008 increased 96% over operating income for 2007.

●	In January 2008, we incurred $59.7 million of debt with CoBank, ACB in order to complete the acquisition of HTC. In 2008, we repaid $8 million of this debt.

●	In 2008, we recorded a goodwill impairment of $2,291,000 in recognition of the changes in the marketplace as the United States economy took a downturn in the fourth quarter of the year.

●	Capital expenditures increased by $80,696 to $4.1 million in 2008 compared to 2007 as we continue to focus on infrastructure and technology.

Trends

In 2009, we were affected by both increasing competition and the effects of the current United States economic decline. Despite these challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourself to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continues to grow, competition will remain intense. We have continued to experience competition from CATV providers, VoIP providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services has and will continue to negatively affect our current and future local and network access revenue streams. Access line losses totaled 769 or 2.6% in 2009. In 2008, we experienced an access line gain of 81.7% due to the addition of lines from the HTC acquisition. Without the HTC acquisition, 2008 access line losses would have totaled 838 or 5.1% in 2008.

As we experience access line losses, our network access revenue will continue to decline consistent with industry wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future network access revenue. Network access revenue may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change.

We have built a state-of-the-art broadband network and continue to increase connectivity speeds to customers, along with the bundling of our voice, Internet and video services allowing us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and IPTV services.

Interest expense decreased by $369,974 or 11.2% in 2009 compared to 2008, due to the combined effects of lower interest rates on our non-swapped debt and lower debt levels.

Financial results for the Telecom Segment for the years ended December 31, 2009, 2008 and 2007, respectively, are included below:

	2009	2008	2007
Telecom Segment

Operating Revenues
Local Service	$7,075,456	$7,386,727	$3,865,088
Network Access	13,592,588	14,555,198	5,891,920
Video	4,319,991	4,493,218	2,334,580
Data	2,475,960	2,671,156	1,690,225
Long Distance	754,038	892,853	414,108
Bill Processing	28,828	27,357	40,650
Cellular	442,964	813,121	708,807
Other	3,923,848	4,454,701	2,355,558
Total Operating Revenues	32,613,673	35,294,331	17,300,936

Cost of Services, Excluding Depreciation and Amortization	11,717,517	13,221,934	6,317,090
Selling, General and Administrative	7,056,184	7,089,864	4,028,701
Depreciation and Amortization Expenses	9,416,186	8,982,205	3,893,777
Total Operating Expenses	28,189,887	29,294,003	14,239,568

Operating Income	$4,423,786	$6,000,328	$3,061,368

Net Income	$1,642,828	$2,692,526	$4,582,972

Capital Expenditures	$5,540,308	$4,109,769	$4,029,073

Key metrics
Access Lines	29,206	29,975	16,495
Video Customers	9,467	9,473	5,015
Broadband Customers	9,083	9,031	4,008
Dial Up Internet Customers	1,492	2,256	1,381
Long Distance Customers	14,358	14,748	5,015

Revenue

Local Service – This recurring revenue is generated primarily through the sales of basic voice telephone services, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers and other miscellaneous local services. Local service revenue was $7,075,456, which is $311,271 or 4.2% lower in 2009 compared to 2008 and was $7,386,727, which is $3,521,639 or 91.1% higher in 2008 compared to 2007. The increase in 2008 compared to 2007 was primarily due to the acquisition of HTC. Without the addition of HTC, 2008 local network revenue would have increased by approximately $5,000 compared to 2007. Local network revenues were lower in 2009 compared to 2008, primarily due to a reduction in the number of access lines. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. Access line losses totaled 769 or 2.6% in 2009 compared to 2008. In 2008, we experienced an access line gain of 81.7% due to the addition of lines from the HTC acquisition.

The number of access lines we serve as an ILEC has been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We receive a variety of fees and settlements to compensate us for the origination, transport and termination of calls and traffic on our network. These include the fees assessed to IXCs, SLCs imposed on end-users and settlements from nationally administered revenue pools. Network access revenue was $13,592,588, which is $962,610 or 6.6% lower in 2009 compared to 2008. A bi-annual interstate rate decrease that went into effect on July 1, 2009, the decrease in access lines that has resulted in lowering our minutes of use, and IXCs optimizing their networks, thus lowering the demand for special access circuits, all contributed to the decline in network access in 2009 compared to 2008. Network access revenue was $14,555,198 which is $8,663,278 or 147.0% higher in 2008 compared to 2007. The increase in 2008 compared to 2007 was primarily due to the acquisition of HTC. Without the addition of HTC, network access revenue would have increased approximately $728,000 or 12.3% in 2008 compared to 2007. This increase was primarily due to higher cost settlements and increased state network access revenues as a result of a change in the Company’s access tandem in the fourth quarter of 2008.

Long Distance – Our end-user customers are billed for toll or long distance services on either a per-call or flat-rate basis. This includes the provision of directory assistance and operator services. Long distance revenue was $754,038, which is $138,815 or 15.5% lower in 2009 compared to 2008. This decrease is the result of the loss of 2.6% of our customer base during 2009 compared to 2008 and customers utilizing other technologies, such as wireless and IP services to satisfy their long distance communication needs. Long distance revenue was $892,853, which is $478,745 or 115.6% higher in 2008 compared to 2007. This increase was primarily due to the acquisition of HTC.

Data – We receive monthly recurring revenue by providing dial-up and high speed Internet access to residential and business customers. Internet revenue was $2,475,960, which is $195,196 or 7.3% lower in 2009 compared to 2008 as a result of a decrease in dial-up Internet customers and was $2,671,156, which is $980,931 or 58.0% higher in 2008 compared to 2007 due to the acquisition of HTC. Without HTC, Internet revenues would have increased approximately $159,000 in 2008. Future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services, expansion of service areas, along with our aggressively packaging service bundles.

Video – We receive monthly recurring revenue from end-user subscribers for the providing commercial TV programming. Video revenue was $4,319,991, which is $173,227 or 3.9% lower in 2009 compared to 2008, and was $4,493,218, which is $2,158,638 or 92.5% higher in 2008 compared to 2007. In 2010, we launched IPTV services in New Ulm, Minnesota. This new enhanced service offering provides customers with desired features and options, such as digital video recording, in their TV viewing. The increase in video revenues in 2008 compared to 2007 was primarily due to the acquisition of HTC. Without the addition of HTC, 2008 video revenues compared to 2007 would have increased approximately $64,000.

Bill Processing – We provide bill processing and collection as a service to other telephone service providers. We receive a fee for providing this service. The revenue received for these services has been declining as more providers are directly billing their customers and as we limit other telephone and enhanced service providers access to our billing services.

Cellular – Prior to September 1, 2009, we were an authorized agent for Alltel. As an authorized agent, we earned revenue through the sales and service of cellular phone and accessories. In addition, we received commissions for selling Alltel services. In the fourth quarter of 2009, we began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. Due to the changes in our cellular revenue structure in 2009, our cellular revenue was $442,964, which is $370,157 or 45.5% lower in 2009 compared to 2008. Cellular revenue was $813,121, which is $104,314 or 14.7% higher in 2008 than 2007. The increase in 2008 compared to 2007 was primarily due to the acquisition of HTC.

Other Revenue – Other revenue consists primarily of sales of CPE, transport services, maintenance and adds/moves/change revenue. Other revenue was $3,923,848, which is $530,853 or 11.9% lower in 2009 compared to 2008. This decrease was primarily due to a decrease in CPE revenue as the result of the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment. Other revenue was $4,454,701, which is $2,099,143 or 89.1% higher in 2008 compared to 2007. This increase was primarily due to the acquisition of HTC. Without the addition of HTC, 2008 other revenues would have increased approximately $71,000 compared to 2007.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $11,717,517, which is $1,504,417 or 11.4% lower in 2009 compared to 2008. This decrease was primarily due to lower costs associated with a declining customer base in 2009 and management efforts to contain costs in the current economic climate.

Cost of services (excluding depreciation and amortization) was $13,221,934, which is $6,904,844 or 109.3% higher in 2008 compared to 2007. This increase was primarily due to the acquisition of HTC. Without the addition of HTC, cost of services would have decreased by approximately $153,000 or 2.4% in 2008 compared to 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,056,184, which is $33,680 or 0.5% lower in 2009 compared to 2008. This decrease was primarily due to management efforts to contain costs in the current economic climate.

Selling, general and administrative expenses were $7,089,864, which is $3,061,163 or 76.0% higher in 2008 compared to 2007. This increase was primarily due to acquisition of HTC. Selling, general and administrative expenses in 2008 include both the direct cost and one-time expenses associated with the acquisition of HTC.

Depreciation and Amortization

Depreciation and amortization was $9,416,186, which is $433,981 or 4.8% higher in 2009 compared to 2008, and was $8,982,205, which is $5,088,428 or 130.7% higher in 2008 compared to 2007. The increase in 2009 compared to 2008 was primarily due to capital expenditures made to support our technological and infrastructure enhancements. The increase in 2008 compared to 2007 was primarily due to the acquisition of HTC. The increase in 2008 compared to 2007 also reflected the amortization of definite-lived intangibles acquired with the purchase of HTC.

Operating Income

Operating income was $4,423,786, which is $1,576,542 or 26.3% lower in 2009 compared to 2008. This decrease was primarily due to decreases in revenue combined with an increase in depreciation and amortization expenses, all of which are described above.

Operating income was $6,000,328, which is $2,938,960 or 96.0% higher in 2008 compared to 2007. This increase was primarily due to the acquisition of HTC. Without the addition of HTC, operating income would have decreased approximately $242,000, which was primarily due to increases in plant operations and selling, general and administrative expenses.

Other Income and Interest Expense

Interest expense decreased $369,974 in 2009 compared to 2008 and increased $3,285,763 in 2008 compared to 2007. The 2009 decrease compared to 2008, was primarily the result of lower interest rates and lower outstanding debt balances. Interest expense increased in 2008 compared to 2007, as a result of increased borrowings in January, 2008 to finance the acquisition of HTC.

Interest income decreased $390,229 in 2009 compared to 2008 and decreased $396,384 in 2008 compared to 2007. As a result of the HTC acquisition, excess cash available to purchase investements was lower in 2009 and 2008, respectively, which resulted in the decline in interest income.

HCC investment income increased $80,734 in 2009 compared to 2008 and increased $89,477 in 2008 compared to 2007. These increases reflect our equity portion of HCC net income. HCC net income has increased due to its management cost containment initiatives and reduction of debt.

Other investment income decreased $89,773 in 2009 compared to 2008 and increased $94,597 in 2008 compared to 2007. Other investment income includes our equity ownerships in several partnerships and limited liability corporations. We recorded a $45,578 loss from equity investments in 2009, a $20,228 loss in 2008 and a $42,140 loss in 2007.

Other income in 2009 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit paid in 2009 totaled $556,318. We did not receive any credits in 2008 as we did not have any outstanding loans with CoBank, ACB in 2007. The patronage credit earned in 2007 was $127,712. We record these patronage credits as income when they are received.

Our gain on the sale of equity investments was $1,045,599, $5,123,797 and $3,116,624 in 2009, 2008 and 2007, respectively. The gain on sale of equity investments in 2009 was the result of a gain recognized through the sale of our equity ownerships in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC. See Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The gain on the sale of our equity investments for 2008 and 2007, respectively, was a result of our receipt of our pro-rata share of escrow payments received from the sale of our MWH ownership to Alltel. See Note 4 – “Sale of Midwest Wireless Holdings LLC” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

In 2008, we recorded a non-cash impairment charge of $2,291,000. This impairment was due to the negative effect of the changes in financial and credit markets, and overall valuations of telecommunications properties, on HTC’s financial position.

Income Taxes

Income tax expense decreased by $2,076,672 to $1,915,555 from 2008 to 2009. The effective tax rate was 53.8%, 59.7% and 40.0% for 2009, 2008 and 2007, respectively. The effective tax rate in 2009 was lower than 2008 due to the effect of state income taxes and as a result of the goodwill impairment recorded in 2008. The increase in effective tax rate in 2008 as compared to 2007 was primarily the result of the goodwill impairment in 2008 and the effect of state income taxes.

Hector Investment

The following pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing the following pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income. HCC contributed $706,715, $625,981 and $536,504 to our net income for the years ended December 31, 2009, 2008 and 2007, respectively.

	2009	2008	2007

Proportionate Method:
Operating Revenues	$9,425,081	$9,623,982	$10,161,637
Operating Expenses, Excluding
Depreciation and Amortization	4,027,453	4,312,299	4,453,906
Depreciation and Amortization Expenses	3,084,080	3,096,997	3,312,238
Total Operating Expenses	7,111,533	7,409,296	7,766,144

Operating Income	2,313,547	2,214,686	2,395,493

Net Income	$706,715	$625,981	$536,504

If we included our proportionate share of HCC’s operating income in the operating income of NU Telecom, our OIBITDA would have increased from $13,839,972, $14,982,533 and $6,955,145 for the years ended December 31, 2009, 2008 and 2007, respectively, for NU Telecom alone, to $19,237,599, $20,294,216 and $12,662,876 for the years ended December 31, 2009, 2008 and 2007, respectively.

	2009	2008	2007

New Ulm Operating Income	4,423,786	6,000,328	3,061,368
New Ulm Depreciation and Amortization	9,416,186	8,982,205	3,893,777

New Ulm OBITDA	13,839,972	14,982,533	6,955,145

HCC Operating Income	2,313,547	2,214,686	2,395,493
HCC Depreciation and Amortization	3,084,080	3,096,997	3,312,238

HCC OBITDA	5,397,627	5,311,683	5,707,731

Combined OBITDA	19,237,599	20,294,216	12,662,876

Adjusted OBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

A recap of our net income, using the equity method to record earnings on our investment in HCC is contained in the following table.

	2009	2008	2007

Operating Revenues:	$32,613,673	$35,294,331	$17,300,936

Operating Expenses, Excluding Depreciation and Amortization	18,773,701	20,311,798	10,345,791
Depreciation and Amortization Expenses	9,416,186	8,982,205	3,893,777
Operating Expenses	28,189,887	29,294,003	14,239,568

Operating Income	4,423,786	6,000,328	3,061,368

Interest Expense	(2,948,004)	(3,317,978)	(32,215)
Interest Income	108,498	498,727	895,111
HCC Investment Income	706,715	625,981	536,504
Gain on Sale of Equity Investment	1,045,599	5,123,797	3,116,624
Impairment of Goodwill	—	(2,291,000)	—
Other Income (Expense)	221,789	44,898	67,433
Income Taxes	(1,915,555)	(3,992,227)	(3,061,853)

Net Income	$1,642,828	$2,692,526	$4,582,972

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Our management anticipates that this trend will continue in the near future.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service, (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2009 were proceeds from cash generated from operations, cash reserves held at the beginning of the period and long-term debt proceeds. At December 31, 2009 we had working capital of $1,691,572.

We have not conducted a public equity offering. We operate with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit.

Our management believes adequate internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development and debt service.

Cash Flows from Operations

Cash generated by operations for the year ended December 31, 2009 was $6,297,837, compared to cash generated by operations of $9,520,678 in 2008 and cash used by operations of $17,962,196 in 2007. The 2009 decrease was primarily due to changes in income taxes receivable, accrued income taxes, deferred income taxes, and depreciation and amortization. The 2008 increase was primarily due to the acquisition of HTC and the timing of tax payments related to the gain on the MWH sale. The 2007 decrease was primarily due to the payment of income tax on the gain associated with the 2006 sale of MWH.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to shareholders. At December 31, 2009, we had working capital of $1,691,572, compared to working capital of $2,399,276 at December 31, 2008. Cash and cash equivalents at December 31, 2009 were $2,526,490, compared to $3,320,510 at December 31, 2008.

Cash Flows from Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $3,231,296 for the year ended 2009, compared to $65,073,753 used in investing activities in 2008 and $921,811 in 2007. In 2009, we received $1,890,000 in proceeds from the sale of equity investments to Iowa Telecom. In addition, in 2009 we reached a settlement on the escrow true-up due from HTC shareholders in the amount of $651,419. In 2008, cash used in the purchase of HTC was $65,900,719. We received proceeds from the MWH sale of its cellular investment of $5,123,797 in 2008 and $3,116,624 in 2007. Capital expenditures relating to on-going operations were $5,540,308 in 2009, $4,109,769 in 2008 and $4,029,073 in 2007. We expect total plant additions of approximately $5,000,000 in 2010. We will finance these upgrades through our existing working capital and cashflow from operations.

Cash Flows used in Financing Activities

In 2009, cash used by financing activities was $3,860,561. This included loan proceeds of $400,000, which was the result of our accessing our revolving debt, offset by long-term debt repayments of $2,419,004 and the distribution of $1,841,557 of dividends to shareholders. In 2008, cash provided by financing activities was $49,363,276, which was due to the issuance of long-term debt of $59,700,000, offset by long-term debt repayments of $8,018,087, loan issuance costs of $272,465 and the distribution of $2,046,172 in dividends to shareholders. In 2007, cash was used to repay $17,217 of long-term debt and distribute $2,046,174 of dividends to shareholders.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $1,691,572 as of December 31, 2009 compared to working capital of $2,399,276 as of December 31, 2008. The ratio of current assets to current liabilities was 1.2 and 1.3 as of December 31, 2009 and 2008, respectively.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2009 were $46,793,859, excluding current debt maturities of $2,957,965. Long-term debt obligations as of December 31, 2008 were $51,251,825, excluding current debt maturities of $519,003.

On January 4, 2008 New Ulm and HTC, as NewUlm’s subsidiary, entered into a $59,700,000 credit facility with CoBank, ACB. Under the credit facility, New Ulm and HTC entered into separate MLAs and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, New Ulm and HTC initially borrowed $59,700,000 and entered into promissory notes on the following terms:

New Ulm

● $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

● $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014.

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

New Ulm and HTC and their respective subsidiaries also have entered into security agreements under which substantially all the assets of New Ulm, HTC and their respective subsidiaries have been pledged to CoBank, ACB for performance under the loans. In addition, New Ulm, HTC and their respective subsidiaries have guaranteed all the obligations under the credit facility.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. At December 31, 2009, we were in compliance with all financial ratios in the loan agreements. At December 31, 2008, we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, as we had an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant at December 31, 2008. At December 31, 2008, we were in compliance with all other financial ratios contained in the loan agreement. In connection with the granting of the waiver, CoBank, ACB amended our MLAs to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. The Total Leverage Ratio had been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009.

Our loan agreements have placed restrictions on our ability to pay cash dividends to our shareholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, make asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

Obligations and Commitments

We have had a series of borrowings from CoBank, ACB in the past. On October 30, 2006 we paid the balance on our $10 million revolving credit facility with CoBank, ACB. On December 22, 2006 we paid the remaining balance on our $15 million term loan with CoBank, ACB. We also terminated our revolving credit facility.

As of December 31, 2009, we had an unsecured loan in the amount of $51,824 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

As discussed above, in connection with our acquisition of HTC in 2008, New Ulm and HTC, as New Ulm’s new subsidiary, entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table.

Description	Total	2010	2011-2012	2013-2014	Thereafter
Deferred Compensation	$2,493,237	$694,511	$865,908	$133,137	$799,681
Long-term Debt	49,751,824	2,957,965	6,907,859	39,886,000	—
Interest on Long-term Debt (A)	12,163,025	2,697,362	5,099,358	4,366,305	—
Loan Guarantees	514,666	34,130	74,278	252,029	154,229
Operating Lease	58,680	29,340	29,340	—	—
Purchase Obligations (B)	—	—	—	—	—
Total Contractual Cash Obligations	$64,981,432	$6,413,308	$12,976,743	$44,637,471	$953,910

A.     Interest on long-term debt is estimated using rates in effect as of December 31, 2009. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K).

B.     Purchase obligations consist primarily of commitments incurred for capital improvements. There were no purchase obligations outstanding as of December 31, 2009.

Guarantees

We have guaranteed the obligations of our New Ulm subsidiary joint venture investment in FiberComm, LC. See Note 15 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2009 Annual Report on Form 10-K, are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by Accounting Standards Codification (ASC) Topic 980 – Regulated Operations. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2009.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Revenues are earned from our customers primarily through the connection to our local network, digital and CATV services, and Internet services (both dial-up and broadband). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from IXCs accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm’s settlements from the pools are based on its actual costs to provide service, while WTC, PTC, and HTC settlements are based on nationwide average schedules. Access revenues for New Ulm include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues in 2010.
Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

Revenues from system sales and services are derived from the sale, installation and servicing of communication systems. In accordance with ASC Topic 605 – Revenue Recognition, these deliverables are accounted for separately. Customer contracts for sales and installations are recognized using the completed-contract method that recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $549,000 and $449,500 as of December 31, 2009 and 2008, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2009 and December 31, 2008 was $1,295,638 and $1,132,009, respectively.

Inventories are valued using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2009 and 2008, respectively, our inventory reserve was $0. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at a time when the facts that give rise to a lower value are warranted.

Financial Derivative Instruments and Fair Value Measurements

We have adopted the rules prescribed under ASC Topic 820 – Fair Value Measurements and Disclosures, for our financial assets and liabilities. Our adoption of ASC Topic 820 did not affect our financial position, results of operations, liquidity or disclosures, as we did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with ASC Topic 820, we elected to defer the adoption for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider (i) the principal or most advantageous market in which we would transact business related to those assets and liabilities, and (ii) the market-based risk measurements or assumptions, such as inherent risk, transfer restrictions and credit risk that market participants would use in pricing the asset or liability.

ASC Topic 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

Level 3:	Inputs are derived from valuation techniques where one or more significant inputs or value drivers are unobservable.

We use financial derivative instruments to manage our overall cash flow exposure to fluctuations in interest rates. We account for derivative instruments in accordance with ASC Topic 815 – Derivatives and Hedging that requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case, the gains and losses are included in other comprehensive income rather than in earnings.

In 2008, we entered into interest rate swaps to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

The fair value of our interest rate swap agreements is discussed in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. Our swap agreements were determined based on Level 2 inputs.

Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. In addition, we have determined that our HTC trade name intangible asset no longer has an indefinite life due to our re-branding initiatives. We have determined that the trade name will be amortized over three years as determined by our management to complete the re-branding initiatives. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment annually. In accordance with ASC Topic 350 – Intangibles – Goodwill and Other, assets determined to have an indefinite useful life are not amortized.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of telephone properties. As discussed more fully in Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K, and in accordance with ASC Topic 350, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in December of each year.

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

We estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties by using a combination of a discounted cash flow (DCF) model and a market based approach. The assumptions used in the estimates of fair value is based on a combination of historical results and trends, new industry developments, future cash flow projections as well as relevant comparable company earnings multiples for the market based approach.

Assumptions used in our DCF model include the following:

•	A 9.65% weighted average cost of capital based on an industry weighted average cost of capital; and

•	A 1% terminal growth rate.

The most significant amount of goodwill recorded our books was due to the acquisition of HTC. The carrying value of that goodwill was $26,297,418 as of December 31, 2009. Based on the DCF models and market based approaches we used, we determined the fair value of that goodwill was $27,884,000, which indicated that we had no impairment issues as of December 31, 2009. Our market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Negative changes relating to our financial operations could result in a potential impairment of goodwill recorded for our operations.

See Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details and a discussion of our recording of a $2.291 million goodwill impairment in the fourth quarter of 2008.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is higher than the United States tax rate due to state income taxes and permanent differences, including the 2008 impairment of goodwill.

We account for income taxes in accordance with ASC Topic 740 – Income Taxes. As required by ASC Topic 740, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We had no unrecognized tax benefits that needed to be adjusted at our date of adoption of ASC Topic 740 on January 1, 2007.

At December 31, 2009, we had approximately $200,600 of net unrecognized tax benefits that, if recognized, would favorably affect the income tax provision when recorded. See Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2005 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2009, we had $32,804 accrued for interest or penalties related to income tax matters.

Property, Plant and Equipment

We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down those assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. We have reviewed our long-lived assets and concluded that no impairment charge on these long-lived assets is necessary.

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and depreciation associated with that asset are retired. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the three-year period ended December 31, 2009.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 14.29% to 33.33%. We use the equity method of accounting for these investments that reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers. Both plans were implemented in 2006. Both of these plans are cash-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate performance, with financial and customer related targets. The financial targets are based on an achievement of specified operating revenues and net income, based on our budget, while the customer service targets are based on several factors, including (i) “uptime” (the amount of time that our phone, cable and Internet services are available to customers) and restoration time (our ability to restore service when an interruption occurs), (ii) customer retention and (iii) customer service (derived from customer service data).

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March or early April of the year following the target year and after the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entitites.

Other

We have not conducted any public equity offerings in our recent history and operate with original equity capital, retained earnings and financing in the form of bank term debt with revolving lines of credit. By utilizing cash flow from operations and current asset balances, we believe that we have adequate resources to meet the anticipated operating, capital expenditures and debt service requirements of our current business plan.

Recent Accounting Developments

See Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K, for a discussion of recent accounting developments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage cash flow exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $6,000,000 of our variable-rate debt through March 2011 and $33,000,000 of our variable-rate debt through March 2013. On June 23, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $3,000,000 of our variable-rate debt through June 2011 and $3,000,000 of variable-rate debt through June 2013. A summary of these agreements is contained in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The cumulative gain or loss on current derivative instruments is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. It is recognized in earnings when the term of the protection agreement is concluded. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the years ended December 31, 2009 and 2008, our interest expense would have increased approximately $20,000 and $70,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
New Ulm Telecom, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2007. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hector Communications Corporation, which is accounted for by the equity method of accounting. The equity in its net income was $536,504 for the year ended December 31, 2007. The financial statements of Hector Communications Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for Hector Communications Corporation is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the results of the operations and cash flows of New Ulm Telecom, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 29, 2009

Item 8.	Financial Statements and Supplementary Data

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING REVENUES:
Local Service	$7,075,456	$7,386,727	$3,865,088
Network Access	13,592,588	14,555,198	5,891,920
Video	4,319,991	4,493,218	2,334,580
Data	2,475,960	2,671,156	1,690,225
Long Distance	754,038	892,853	414,108
Cellular	442,964	813,121	708,807
Other Non-Regulated	3,952,676	4,482,058	2,396,208
Total Operating Revenues	32,613,673	35,294,331	17,300,936

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	4,986,547	5,666,472	2,511,302
Cost of Video	3,657,336	3,680,884	1,689,616
Cost of Internet	1,259,190	1,333,962	597,465
Cost of Other Nonregulated Services	1,814,444	2,540,616	1,518,707
Depreciation and Amortization	9,416,186	8,982,205	3,893,777
Selling, General, and Administrative	7,056,184	7,089,864	4,028,701
Total Operating Expenses	28,189,887	29,294,003	14,239,568

OPERATING INCOME	4,423,786	6,000,328	3,061,368

OTHER (EXPENSE) INCOME:

Gain on Sale of Equity Investments	1,045,599	5,123,797	3,116,624
Interest During Construction	237,729	145,471	—
Equity in Earnings of Hector Investment	706,715	625,981	536,504
CoBank Patronage Dividends	556,318	—	127,712
Interest Income	108,498	498,727	895,111
Gain (Loss) on Disposal of Assets	(15,597)	22,321	—
Loss on Sale of Marketable Securities	—	(162,999)	—
Interest Expense	(2,948,004)	(3,317,978)	(32,215)
Impairment of Goodwill	—	(2,291,000)	—
Loss on Settlement of HTC Escrow	(506,993)	—	—
Abandoned Acquisition Costs	—	—	(5,787)
Other Investment Income (Expense)	(49,668)	40,105	(54,492)
Total Other Income (Expense)	(865,403)	684,425	4,583,457

INCOME BEFORE INCOME TAXES	3,558,383	6,684,753	7,644,825

INCOME TAXES	1,915,555	3,992,227	3,061,853

NET INCOME	$1,642,828	$2,692,526	$4,582,972

BASIC AND DILUTED
NET INCOME PER SHARE	$0.32	$0.53	$0.90

DIVIDENDS PER SHARE	$0.36	$0.40	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
CURRENT ASSETS:
Cash and Cash Equivalents	$2,526,490	$3,320,510
Receivables, Net of Allowance for Doubtful Accounts of $549,000 and $449,500	1,696,270	2,334,746
HTC Escrow Receivable	—	1,158,412
Income Taxes Receivable	2,355,672	—
Materials, Supplies, and Inventories	1,295,638	1,132,009
Deferred Income Taxes	953,968	1,070,103
Prepaid Expenses	255,698	358,372
Total Current Assets	9,083,736	9,374,152

INVESTMENTS & OTHER ASSETS:
Goodwill	29,516,324	29,516,277
Intangibles	24,216,886	26,017,128
Hector Investment	19,392,310	18,509,695
Other Investments	3,904,188	6,379,707
Deferred Charges and Other Assets	354,662	349,857
Total Investments and Other Assets	77,384,370	80,772,664

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	88,548,209	86,215,098
Other Property & Equipment	4,669,052	3,844,092
Video Plant	5,580,260	3,909,314
Total Property, Plant and Equipment	98,797,521	93,968,504
Less Accumulated Depreciation	61,030,271	53,521,666
Net Property, Plant & Equipment	37,767,250	40,446,838

TOTAL ASSETS	$124,235,356	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,957,965	$519,003
Accounts Payable	1,924,806	1,550,877
Accrued Income Taxes	—	1,570,860
Other Accrued Taxes	187,932	186,674
Deferred Compensation	694,511	914,338
Other Accrued Liabilities	1,626,950	2,233,124
Total Current Liabilities	7,392,164	6,974,876

LONG-TERM DEBT, Less Current Portion	46,793,859	51,251,825

NONCURRENT LIABILITIES:
Loan Guarantees	514,666	2,270,153
Deferred Income Taxes	13,709,382	13,334,880
Other Accrued Liabilities	109,657	191,988
Financial Derivative Instruments	2,036,361	2,374,793
Deferred Compensation	1,798,726	2,493,237
Total Noncurrent Liabilities	18,168,792	20,665,051

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,851,735)	(2,229,103)
Retained Earnings	45,206,551	45,405,280
Total Stockholders’ Equity	51,880,541	51,701,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,235,356	$130,593,654

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,642,828	$2,692,526	$4,582,972
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	9,455,416	9,021,128	3,893,777
Gain on Sale of Equity Investments	(1,045,599)	(5,123,797)	(3,116,624)
Impairment of Goodwill	—	2,291,000	—
Gain on Disposal of Assets	15,597	(22,321)	—
Undistributed Earnings of Hector Investment	(706,715)	(625,981)	(536,504)
Noncash Patronage Refund	(194,711)	—	—
Distributions from Equity Investments	235,251	267,715	—
Loss on Settlement of HTC Escrow	506,993	—	—
Loss on Sale of Securities	—	162,999	—
Changes in Assets and Liabilities:
Receivables	644,932	(330,295)	300,456
Income Taxes Receivable	(2,355,719)	1,023,421	—
Inventories	(163,629)	(72,398)	(123,177)
Prepaid Expenses	102,674	166,233	(73,921)
Deferred Charges	30,834	1,007,121	(1,103,024)
Accounts Payable	1,029,782	(1,562,377)	1,265,920
Accrued Income Taxes	(1,570,860)	1,570,860	(22,850,482)
Other Accrued Taxes	1,258	8,887	11,514
Other Accrued Liabilities	(688,505)	880,923	12,347
Deferred Income Tax	272,348	(756,860)	(225,450)
Deferred Compensation	(914,338)	(1,078,106)	—
Net Cash Provided by (Used in) Operating Activities	6,297,837	9,520,678	(17,962,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,540,308)	(4,109,769)	(4,029,073)
Proceeds from Sale of Assets	—	23,500	—
Proceeds from Sale of Equity Investments	1,890,000	5,123,797	3,116,624
Acquisition of HTC, Net of Cash Acquired	—	(65,900,719)	—
Proceeds on Settlement of HTC Escrow	651,419	(1,158,412)	—
Proceeds from Sale of Marketable Securities	—	1,454,231	—
Other, Net	(232,407)	(506,381)	(9,362)
Net Cash Used in Investing Activities	(3,231,296)	(65,073,753)	(921,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,419,004)	(8,018,087)	(17,217)
Loan Origination Fees	—	(272,465)	—
Issuance of Long-Term Debt	400,000	59,700,000	—
Dividends Paid	(1,841,557)	(2,046,172)	(2,046,174)
Net Cash Provided by (Used in) Financing Activities	(3,860,561)	49,363,276	(2,063,391)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(794,020)	(6,189,799)	(20,947,398)

CASH AND CASH EQUIVALENTS at Beginning of Period	3,320,510	9,510,309	30,457,707

CASH AND CASH EQUIVALENTS at End of Period	$2,526,490	$3,320,510	$9,510,309

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2006	5,115,435	$8,525,725	$—	$42,222,128	$50,747,853

Net Income				4,582,972	4,582,972
Dividends				(2,046,174)	(2,046,174)

BALANCE on December 31, 2007	5,115,435	8,525,725	—	44,758,926	53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)

BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains (Losses) of Equity Method Investee			175,900		175,900
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468

BALANCE on December 31, 2009	5,115,435	$8,525,725	$(1,851,735)	$45,206,551	$51,880,541

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of NU Telecom conform with GAAP and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by ASC Topic 980 – Regulated Operations. ASC Topic 980 provides guidance in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on shareholders’ investments).

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for New Ulm Telecom, Inc. and its subsidiaries in one business segment: the telecom segment. Inter-company transactions have been eliminated from the consolidated financial statements.

Accounting Estimates

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The estimates and assumption used in the accompanying consolidated financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates and assumptions.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Revenues are earned from our customers primarily through the connection to our local network, digital and CATV services, and Internet services (both dial-up and high-speed broadband). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from IXCs accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm settlements from the pools are based on its actual costs to provide service, while WTC, PTC, and HTC settlements are based on nationwide average schedules. Access revenues for New Ulm include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues in 2010.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

Revenues from system sales and services are derived from the sale, installation and servicing of communication systems. In accordance with ASC Topic 605 – Revenue Recognition, these deliverables are accounted for separately. Customer contracts for sales and installations are recognized using the completed-contract method that recognizes income when the contract is substantially complete. Rental revenues are recognized over the rental period.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $205,665, $181,816 and $122,298 in 2009, 2008 and 2007, respectively.

Cash Equivalents

All highly liquid investments (primarily United States Government Bonds and Agency Bonds) with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivables

As of December 31, 2009 and 2008, our consolidated accounts receivables totaled $1,696,270 and $2,334,746, respectively, net of the allowance for doubtful accounts. As of December 31, 2009, we believe our accounts receivable are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness, and concentrations of credit risk. Specific accounts receivable are written off once we determine the account is uncollectible. The allowance for doubtful accounts was $549,000 and $449,500 as of December 31, 2009 and 2008, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit. Our inventory value as of December 31, 2009 and 2008 was $1,295,638 and $1,132,009, respectively.

Inventories are valued using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out (FIFO) method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of its long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. We have reviewed our long-lived assets and concluded that no impairment charge on its long-lived assets is necessary.

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the three year period ended December 31, 2009.

Recoverability of Long-Lived Assets

We review our long-lived assets annually or when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We determine potential impairment by comparing the carrying value of our assets with the sum of the undiscounted cash flows expected to be provided by operating and eventually disposing of the assets. Should the sum of the expected future net cash flows be less than carrying values, we would determine whether an impairment loss should be recognized. No impairment losses have been identified in the financial statements as of December 31, 2009.

Investments and Other Assets

We are an investor in several partnerships and limited liability corporations. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. We have investments in FiberComm, LLC; HCC; Independent Emergency Services, LLC; and Broadband Visions, LLC. On September 24, 2009 we sold our investments in SHAL Networks, Inc.; SHAL, LLC.; Direct Communications and En-Tel Communications, LLC; to Iowa Telecom. We also had an investment in MWH prior to its October 2, 2006 sale to Alltel.

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. The carrying value of our goodwill and intangible assets increased in 2008 due to our acquisition of HTC. Our goodwill balance was $29,516,324 and $29,516,277 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2009 and a $2,291,000 impairment to goodwill at December 31, 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest During Construction

We include an average cost of debt for the construction of plant in our communications plant accounts.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 – Income Taxes that requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

ASC Topic 740 requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding income taxes.

As of our adoption date of ASC Topic 740 on January 1, 2007 we had no unrecognized tax benefits that needed to be adjusted. We recognize in income tax expense, interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements. As of December 31, 2009 we had approximately $200,600 of net unrecognized tax benefits that, if recognized, would favorably affect our income tax provision when recorded. As of December 31, 2009 and December 31, 2008 we had $32,804 and $0, respectively, accrued for interest related to income tax matters. We are primarily subject to United States, Minnesota and Iowa income taxes. Our effective income tax rate is higher than the United States income tax rate due to the effect of state income taxes and other permanent differences. Tax years subsequent to 2005 remain open to examination by federal and state tax authorities.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments and receivables. We deposit some of our cash investments in high credit quality financial institutions accounts which, at times, may exceed federally insured limits. We have not experienced any losses in these accounts and do not believe we are exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to our large number of customers.

Collection of Taxes from Customers

Sales, excise and other taxes are imposed on most of our sales to nonexempt customers. We collect these taxes from our customers and remit the entire amounts to governmental authorities. Our accounting policies dictate that we exclude these taxes collected and remitted from our revenues and expenses.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

We have adopted the rules prescribed under ASC Topic 820 – Fair Value Measurements and Disclosures, for our financial assets and liabilities. Our adoption of ASC Topic 820 did not affect our financial position, results of operations, liquidity or disclosures, as we did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with ASC Topic 820, we elected to defer the adoption for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider (i) the principal or most advantageous market that we would transact business related to those assets and liabilities, and (ii) the market-based risk measurements or assumptions, such as inherent risk, transfer restrictions and credit risk that market participants would use in pricing the asset or liability.

ASC Topic 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable; and market–corroborated inputs that are derived principally from or corroborated by observable market data.

Level 3:	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

In 2008, we entered into interest rate swaps to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

The fair value of our interest rate swap agreements is discussed in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. Our swap agreements were determined based on Level 2 inputs.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Liabilities:
Derivative Liabilities	$—	$2,036,361	$—	$2,036,361
Total Liabilities Measured at Fair Value	$—	$2,036,361	$—	$2,036,361

	December 31, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Liabilities:
Derivative Liabilities	$—	$2,374,793	$—	$2,374,793
Total Liabilities Measured at Fair Value	$—	$2,374,793	$—	$2,374,793

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Other Financial Instruments

Equity Investments - It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2009. We believe the carrying value of our investments is not impaired.

Debt - The fair value of our long-term debt is estimated based on the discounted value of future cash flows expected to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments – Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable where the current carrying amounts approximate fair market value.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted earnings per share are based on our weighted average number of shares outstanding of 5,115,435.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Effective February 10, 2010 we adopted ASU Update 2010-09 – Subsequent Events, which provides amendments to ASC Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 2010-09 did not have a significant impact on our disclosures.

Issued in January, 2010 ASU Update 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in level 3 fair value measurement and (4) the transfers between levels 1, 2 and 3. ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of ASU Update 2010-06 to have a material effect on our financial statements or our disclosures.

Issued in October, 2009 ASU Update 2009-13, Revenue Recognition Topic 605 – Multiple-Deliverable Revenue Arrangements provides guidance for separating consideration in multiple-deliverable arrangements. ASC Number 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect adoption of ASU Update 2009-13 to have a material effect on our financial statements.

Effective October 1, 2009 we adopted ASU Update 2009-05 – Fair Value Measurement and Disclosures Topic 820 that provides further guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

Effective September 15, 2009 we adopted ASC Topic 105, making the Financial Accounting Standards Board’s Accounting Standards (FASB) Codification (Codification), the single source of authoritative nongovernmental United States GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the Codification is non-authoritative.

Effective June 15, 2009 we adopted disclosure requirements within ASC Topic 825 that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. Requirements within ASC Topic 825 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted requirements within ASC Topic 855 that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances where an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the requirements within ASC Topic 855 did not have a material effect on our consolidated financial statements. Subsequent events have been evaluated through the filing date of this Annual Report on Form 10-K.

Effective January 1, 2009 we adopted requirements within ASC Topic 805 that established principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired company and the goodwill acquired. ASC Topic 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of the requirements within ASC Topic 805 did not have a material effect on our consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009 we adopted disclosure requirements within ASC Topic 815 requiring enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The adoption of the disclosure requirements within ASC Topic 815 did not have a significant impact on our disclosures.

Effective January 1, 2009 we adopted the requirements within ASC Topic 820 related to our non-financial assets and non-financial liabilities. This adoption requires us to provide additional disclosures related to the valuation of non-financial assets and liabilities that occur during the year, primarily goodwill impairment. The adoption of these requirements within ASC Topic 820 did not have a significant impact on our disclosures.

NOTE 2 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment as of December 31, 2009 and 2008 include the following:

	2009	2008

Telecommunications Plant:
Land	$422,575	$422,575
Buildings	6,432,549	6,381,342
Other Support Assets	7,992,676	5,721,205
COE	33,666,043	30,943,925
Cable and Wire Facilities	39,272,116	38,649,645
Other Plant and Equipment	394,323	394,323
Plant Under Construction	367,927	3,702,083
	88,548,209	86,215,098

Other Property	4,669,052	3,844,092
Video Plant	5,580,260	3,909,314

Total Property, Plant and Equipment	$98,797,521	$93,968,504

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,615,944, $7,182,058 and $3,891,725 in 2009, 2008 and 2007, respectively. The composite depreciation rates on communications plant and equipment for the three years ended December 31, 2009, 2008 and 2007 were 7.7%, 7.6% and 5.9%. Other property is depreciated over estimated useful lives of three to fifteen years.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisition of Hutchinson Telephone Company

On January 4, 2008 we completed the acquisition of HTC for approximately $83.0 million pursuant to the terms of the Agreement and Plan of Merger dated August 3, 2007 as amended. This transaction was structured as a reverse triangular merger where a newly formed subsidiary of New Ulm merged into HTC at closing, with HTC continuing as a subsidiary of New Ulm. The acquisition has resulted in a combined company that provides phone, video and Internet services with approximately 50,000 connections in a number of Minnesota and Iowa communities.

Under the Merger Agreement, approximately $72.0 million was distributed to former shareholders of HTC. An additional $5.7 million was placed in an escrow account primarily (i) to cover working capital adjustments from the January 4, 2008 closing date balance sheet and (ii) to provide indemnification of New Ulm for the representations and warranties of HTC in the Merger Agreement, 15 months from closing.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April, 2009 we informed the escrow agent and the Shareholder Representative that we were claiming a $1,158,412 working capital true-up that New Ulm requested under the Merger Agreement in January, 2008 plus interest. We made no other claims on the escrow account balance. On October 29, 2009 NU Telecom and the Shareholder Representative agreed to settle the $1,158,412 through a payment to New Ulm of $651,419 from the escrow account and to agree to dismiss the pending court and arbitration proceedings related to this matter. Final documentation was subsequently completed in November, 2009. The loss of $506,993 has been reflected in the financial statements.

Our operations reflect the business activity of HTC from the date of its acquisition on January 4, 2008.

ASC Topic 805 – Business Combinations, establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC Topic 350 – Intangible – Goodwill and Other, provides that goodwill and intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment on at least an annual basis.

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

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the acquired assets and liabilities were recorded at estimated fair values as of the date of acquisition. Based upon our final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was approximately $56.0 million. We recorded intangible assets related to our acquired customer relationships of $19,200,000, trade names of $800,000, regulatory rights of $4,000,000, video franchises of $3,000,000 and a non-compete agreement of $800,000. The estimated useful life of the customer relationships intangible asset is 14 years, regulatory rights intangible asset is 15 years and non-compete agreement intangible asset is 5 years. The trade names intangible asset and video franchises intangible asset were originally determined to have indefinite lives and were not subject to amortization. As of December 31, 2009 our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that the rebranding process will take approximately three years to complete, and accordingly, will be amortized over that same time period. We cannot deduct the goodwill on this transaction for income tax purposes.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following 2007 pro-forma financial results are presented to depict the financial results of the HTC acquisition, if it had occurred on January 1, 2007. We are providing these unaudited pro-forma condensed statements of income to facilitate analysis of the 2008 statements of income. No pro-forma results have been presented for 2008 as the HTC aquistition closing occurred on January 4, 2008.

	TWELVE MONTHS ENDED DECEMBER 31, 2007
	New Ulm	Hutchinson Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
Revenues	$17,300,936	$16,565,919	$—		$33,866,855

Net Income	$4,582,972	$3,429,436	$(2,963,000	)*	$5,049,408

Basic and Diluted Net Income
Per Share	$0.90	$0.67	$(0.58)		$0.99

*	These adjustments include Amortization and Interest Expense, net of the related tax benefit.

Disposition of Equity Investments

On September 24, 2009 New Ulm completed the sale of its ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599.

The sale of these minority-owned investments allowed New Ulm to monetize non-core investments. In addition, this transaction released New Ulm from approximately $5.7 million of loan guarantees to Rural Telephone Finance Cooperative (RTFC) for loans to SHAL, LLC and En-Tel Communications, LLC.

NOTE 4 - SALE OF MIDWEST WIRELESS HOLDINGS LLC

Prior to the sale of MWH, we owned approximately 9.88% of MWH. In November 2005, MWH and Alltel entered into an agreement for Alltel to purchase MWH. The transaction was closed October 2, 2006 after the satisfaction of conditions and the receipt of regulatory approvals. Under the terms of the agreement, all of the members of MWH sold their membership interests to Alltel. Upon closing, we received approximately 90% of the gross sale proceeds, or approximately $74.0 million, on October 6, 2006. Alltel delivered the other 10% of the gross proceeds to an escrow agent. We received our pro rata share of the amount in escrow (i) in April 2007 (approximately $3.1 million, plus accrued interest) and (ii) in January 2008 (approximately $5.1 million, plus accrued interest).

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under ASC Topic 350 – Intangibles – Goodwill and Other. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2009 our goodwill totaled $29,516,324, of which $3,218,906 is related to wireline acquisitions made prior to the year ended December 31, 2008. Goodwill was increased by $28,588,372 during 2008 for the acquisition of HTC and decreased $2,291,000 for impairment of goodwill, also in 2008.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by ASC Topic 350, goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Such circumstances include, but are not limited to (1) a significant adverse change in the business climate, (2) unanticipated competition or (3) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of the income or discounted cash flows approach and the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

In 2009 and 2008, we engaged an independent valuation firm to complete an annual impairment test for goodwill acquired. For 2009, the testing resulted in no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

During 2008, we assessed the events and changes in circumstances that could result in an impairment of goodwill. Due to the changes in financial and credit markets, and overall valuations of telecommunications properties, we, through an independent valuation firm, tested our goodwill in the fourth quarter of 2008. As a result of this testing, we determined that the carrying value of the reporting unit exceeded the fair value and recorded a non-cash impairment charge of $2,291,000. The non-cash impairment charge did not and is not expected to have any impact on our operations.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009 our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that this rebranding process will take approximately three years to complete. We anticipate an additional charge to amortization expense of $266,667 per year over the next three years due to this rebranding process. Amortization expense was $1,800,242, $1,800,147 and $2,052 for 2009, 2008 and 2007, respectively. Amortization expense for the next five years is estimated to be:

2010	$2,066,814
2011	2,066,814
2012	2,066,814
2013	1,640,147
2014	1,640,147

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with definite lives are amortized over useful lives. The components of our identified intangible assets are as follows:

		December 31, 2009		December 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,230,785	$2,760,566	$19,230,785	$1,386,990
Regulatory Rights	15 yrs	4,000,000	533,333	4,000,000	266,667
Non-Competition Agreement	5 yrs	800,000	320,000	800,000	160,000
Trade Name	3 yrs	800,000	—	—	—
Indefinitely-Lived Intangible Assets
Trade Name		—	—	800,000	—
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,830,785	$3,613,899	$27,830,785	$1,813,657
			—
Net Identified Intangible Assets			$24,216,886		$26,017,128

NOTE 6 - LONG-TERM DEBT

Substantially all of our assets are pledged as security for our long-term debt under loan agreements with CoBank, ACB. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2014.

The security and loan agreements underlying the CoBank, ACB notes contain restrictions on distributions to shareholders, investment in or loans to others. In addition, we are required to maintain financial ratios for total leverage, equity to total assets and debt service.

Secured Credit Facility:

In connection with our acquisition of HTC, New Ulm and HTC, as New Ulm’s new subsidiary, entered into a credit facility with CoBank, ACB. Under the credit facility, New Ulm and HTC entered into separate MLAs and a series of supplements to the respective MLAs.

Under the terms of the two MLAs and supplements, New Ulm and HTC initially borrowed $59,700,000 and entered into promissory notes on the following terms:

New Ulm

●

$15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at the maturity of the note on December 31, 2014.

●	$10,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each New Ulm note initially bears interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. The LIBOR Margin decreases as New Ulm’s “Leverage Ratio” decreases.

Hutchinson Telephone Company

●

$29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at the maturity of the note on December 31, 2014.

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

New Ulm, HTC and their respective subsidiaries also have entered into security agreements under which substantially all of the assets of New Ulm, HTC and their respective subsidiaries have been pledged to CoBank, ACB for performance under the loans. In addition, New Ulm, HTC and their respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements also put restrictions on the ability of New Ulm to pay cash dividends to its shareholders. New Ulm is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if New Ulm’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), is equal to or less than 3:50 to 1:00 and (b) in either case if New Ulm is not in default or potential default under the loan agreements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt is as follows:
	2009	2008

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $125,000 (beginning in 2008 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	$14,000,000	$14,500,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	6,000,000	7,500,000

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	29,700,000	29,700,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	—	—

Unsecured ten-year note with the City of Redwood Falls payable semi-annually (beginning in 2002), at a fixed 5% interest rate maturing on January 1, 2012.	51,824	70,828
	49,751,824	51,770,828
Less: Amount due within one year	2,957,965	519,003
Total Long Term Debt	$46,793,859	$51,251,825

As of December 31, 2009, we were in compliance with the financial ratios in our loan agreements. As of December 31, 2008 we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, but instead realized an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant. As of December 31, 2008, we were in compliance with all other financial ratios contained in our loan agreement. In connection with the granting of the waiver, CoBank, ACB amended our MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. The Total Leverage Ratio had been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009.

As described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we entered into interest rate swaps that effectively fix our interest rates and cover $45.0 million at a weighted average rate of 5.72%, as of December 31, 2009. The additional $10.7 million available under our credit facility remains subject to variable interest rates, with a current outstanding balance of $4.7 million at an effective weighted average interest rate of 2.68%, as of December 31, 2009.

Required principal payments for the five years 2010 through 2014 are as follows:

2010	$2,957,965
2011	$3,458,976
2012	$3,448,883
2013	$3,438,000
2014	$36,448,000

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash payments for interest, net of amounts capitalized, were $2,807,179, $3,222,283, and $46,045 in 2009, 2008, and 2007, respectively.

NOTE 7 – INTEREST RATE SWAPS

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank, ACB, including the MLAs with New Ulm and HTC and the respective supplements for the two companies, require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, New Ulm and HTC each entered into separate Interest Rate Swap Agreements with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, New Ulm and HTC have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps (either New Ulm or HTC) pays a fixed contractual interest rate and either (i) makes an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receives a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank, ACB under our loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin, then in effect, with respect to each applicable loan, without acknowledging any interest rate swaps. At the end of each calendar quarter, CoBank, ACB “trues up” our aggregate interest payments based upon the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate set forth in the table below. All net interest payments made by us are reported in our consolidated income statement as interest expense.

Pursuant to these interest rate swap agreements, we entered into interest rate swaps covering (i) $39.0 million of our aggregated indebtedness to CoBank, ACB effective March 19, 2008 and (ii) an additional $6.0 million of our aggregated indebtedness to CoBank, ACB effective June 23, 2008. These swaps effectively lock in the interest rate on (i) $6.0 million of variable-rate debt through March of 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June of 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

As of December 31, 2009 we had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Effective Interest Rate (1)
New Ulm	03/31/2011	$2,000,000	4.92% (LIBOR Rate of 2.67% plus 2.25% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

New Ulm	06/30/2011	$3,000,000	6.40% (LIBOR Rate of 4.15% plus 2.25% LIBOR Margin)

New Ulm	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus 2.25% LIBOR Margin)

HTC	03/31/2011	$4,000,000	5.17% (LIBOR Rate of 2.67%, plus 2.50% LIBOR Margin)

HTC	03/31/2013	$21,750,000	5.76%; (LIBOR Rate of 3.26%, plus 2.50% LIBOR Margin)

(1) As noted above in Secured Credit Facility, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.25% over the applicable LIBOR rate for New Ulm and 2.50% in the case of HTC. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC 815, Derivatives and Hedging. The effect of these hedging transactions has been reflected in our financial statements for the periods ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we recognized an unrealized net gain of $201,468. As of December 31, 2008, we recognized a net unrealized loss of $1,413,713. Both the gain and loss were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholders’ equity, into earnings on the consolidated statements of income.

We determined the fair value of its interest rate swap agreements at December 31, 2009 based on valuations received from CoBank, ACB. The fair value indicates an estimated amount we would receive if the contracts were canceled or transferred to other parties. At December 31, 2009, the fair value loss on the swaps was $2,036,361, which has been recorded net of deferred tax benefit of $824,116, for the $1,212,245 in other comprehensive loss. As of December 31, 2008 the fair value loss on the swaps was $2,374,793, which has been recorded net of a deferred tax benefit of $961,080, resulting in the $1,413,713 in other comprehensive loss.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2009	2008	2007
Taxes currently payable
Federal	1,042,589	3,593,900	2,655,807
State	600,618	1,155,187	631,496
Deferred Income Taxes	272,348	(756,860)	(225,450)

Total Income Tax Expense	1,915,555	3,992,227	3,061,853

A change in the estimated amount provided for the 2006 corporate income taxes has been recorded in the estimated income taxes for the year ended December 31, 2007 and is reflected in the 2007 tax rate. The change occurred as a result of a reduced state tax liability (net of federal tax) of approximately $632,000 or $0.12 per share, as reported on the 2006 tax return as filed.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, we adopted ASC Topic 740 – Income Taxes. As required under ASC 740, the financial statement benefit of a tax position is recognized only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

As of the adoption date of January 1, 2007 we had no unrecognized tax benefits where adjustments were needed. We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of January 1, 2007 we recognized no interest or penalties related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance Beginning of Year	$145,432	$155,616
Gross Increases	—	—
HTC Acquisition	—	26,524
Prior Period Tax Positions	79,045	48,400
Gross Decreases	—	—
Prior Period Tax Positions	—	(85,108)
Settlements	(23,874)	—
Balance at End of Year	$200,603	$145,432

Included in the balance as of December 31, 2009 are unrecognized tax benefits related to positions taken on state income tax return filings and amounts based on the tax treatment of an installment sale.

As of the adoption date of January 1, 2007, we had no unrecognized tax benefits that, if recognized, would affect our effective tax rate. As of December 31, 2009, we had $121,245 of unrecognized tax benefits, net of a federal tax benefit of $79,358, which if recognized would affect the effective tax rate. As of December 31, 2008 we had $145,432 of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2005 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. The Internal Revenue Service examined our 2006 and 2007 Federal tax returns. The examination of these returns was completed in the second quarter of 2009. The examination resulted in approximately $173,000 of additional tax expense in 2009. We are currently undergoing an examination of our 2006, 2007 and 2008 Minnesota State tax returns. As of December 31, 2009, we had accrued $32,804 of interest related to income tax matters.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2009	2008	2007

Statutory Tax Rate	35.00%	35.00%	35.00%
Effect of:
Surtax exemption	(1.00)	(1.00)	(1.00)
State income taxes net of federal tax benefit	8.72	10.09	6.40
Impairment of Goodwill	—	11.65	—
Loss on Escrow	4.84	—	—
IRS Examination	2.82	—	—
Other, net	3.45	3.98	(0.40)
Effective tax rate	53.83%	59.72%	40.00%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2009	2008
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(372,114)	$(403,873)
Deferred Compensation	(299,087)	(359,714)
Other	(282,767)	(306,516)
Subtotal Current Deferred Tax (Assets) / Liabilities	(953,968)	(1,070,103)

Non-Current Deferred Tax (Assets) / Liabilities
Fixed Assets	5,616,599	5,343,249
Intangible Assets	8,208,621	8,931,787
Unrealized Losses on Interest Rate Swaps	(824,116)	(961,080)
Deferred Compensation	(705,762)	(1,004,900)
Partnership Basis	1,180,633	880,392
Other	—	—
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	13,475,975	13,189,448
Unrecognized Tax Benefit	200,603	145,432
Accrued Interest on Unrecognized Tax Benefit	32,804	—
Subtotal Deferred Tax (Assets)/Liabilities Long-Term	13,709,382	13,334,880

Total	12,755,414	12,264,777

Cash payments for income taxes, net of refunds, were $5,587,231, $2,484,485 and $26,137,785 in 2009, 2008 and 2007, respectively.

NOTE 9 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $186,396, $426,266 and $226,201 in 2009, 2008 and 2007, respectively.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

It is not practicable to estimate fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. We did however; evaluate the fair value of our investments in our companies using a combination of a discounted cash flow (DCF) model and a market based approach. The assumptions used in the estimates of fair value is based on a combination of historical results and trends, new industry developments, future cash flow projections as well as relevant comparable company earnings multiples for the market based approach. It is our opinion that the carrying value of our investments in our companies approximates the fair market value.

The fair value of our long-term debt is estimated based on the discounted value of the future cash flows expected to be paid using current rates of borrowing for similar types of debt. Carrying value of the debt approximates fair value.

Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.

NOTE 11 – FAIR VALUE MEASUREMENTS

As discussed in Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we adopted ASC Topic 820 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Adoption of ASC Topic 820 was limited to financial assets and liabilities, and primarily relates to our interest rate swap agreements.

NOTE 12 - COMMITMENTS

Our capital budget for 2010 is approximately $5,000,000 and will be financed through internally generated funds. At December 31, 2008 we signed a purchase agreement in the amount of $1,527,522 with a supplier for the purchase of an integrated business support systems/operations support systems solution. As of December 31, 2009 we had fulfilled this commitment. This purchase upgraded our current systems and offers enhanced operability and reporting functions. There were no purchase commitments as of December 31, 2009.

NOTE 13 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $343,327, $999,180 and $107,780 during the years ended December 31, 2009, 2008 and 2007, respectively. These activities related to plant and equipment additions placed in service during 2009, 2008 and 2007, respectively, are recorded in our accounts payable at year end.

NOTE 14 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 19 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2009, we entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009, we announced that we had completed the sale to Iowa Telecom of these equity ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500. In addition, we were released from guarantees related to these entities. See Note 15 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding our guarantees. The sale of these minority-owned investments allowed us to monetize non-core investments.

NOTE 15 - GUARANTEES

On January 30, 2004 we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019, made by American State Bank to FiberComm, LC. As of December 31, 2009, we had recorded a liability of $358,416 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009, maturing January 1, 2015, made by American State Bank to FiberComm, LC. As of December 31, 2009, we have recorded an additional liability of $156,250 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $514,666 of indebtedness of FiberComm, LC as of December 31, 2009. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

On September 24, 2009, we sold our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. In conjunction with this sale, RTFC released us from approximately $5.7 million in loan guarantees for loans made by RTFC to SHAL, LLC and En-Tel Communications, LLC. Our consolidated financial statements for 2009 reflect the removal of all recorded loan guarantees for these companies.

NOTE 16 – DEFERRED COMPENSATION

Due to the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees and a non-compete agreement totaling $1,648,666 and continuation of employee benefits. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next five years is due to life-time employee benefits.

NOTE 17 – COMPREHENSIVE INCOME

Our comprehensive income includes two items in addition to net income. The first item is an unrealized loss resulting from our one-third ownership of HCC, and the resulting share of HCC’s accumulated other comprehensive income (loss). HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that we have entered into with CoBank, ACB. These interest rate swap agreements cover $45.0 million of our indebtedness to CoBank, ACB and are described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of our comprehensive income consist of the following:

	December 31,
	2009	2008	2007
Net Income	$1,642,828	$2,692,526	$4,582,972

Other Comprehensive Income:
Unrealized Gains (Losses) of Equity Method Investment	175,900	(815,390)	—

Change in Unrealized Gains (Losses) of
Interest Rate Swap Agreements, Net of
Deferred Income Taxes	201,468	(1,413,713)	—

Total Comprehensive Income	$2,020,196	$463,423	$4,582,972

NOTE 18 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION

On November 3, 2006 we acquired a one-third interest in HCC. HCC is equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

Our President and CEO, Mr. Bill D. Otis, has been named Chairman of the Board of Directors and President of HCC. Ms. Barbara A.J. Bornhoft, our Vice-President and COO, also serves on the Board of Directors of HCC.

Our HCC investment consists of the following:

	2009	2008	2007
Equity Investment	$18,000,000	$18,000,000	$18,000,000
Cumulative Income	2,031,800	1,325,085	699,104
Cumulative Other Comprehensive Income (Loss)	(639,490)	(815,390)	—
Cumulative Distributions	—	—	—

Total	$19,392,310	$18,509,695	$18,699,104

The cumulative undistributed earnings from HCC were as follows for years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Balance Beginning of Year	$1,325,085	$699,104	$162,600
Current Income	706,715	625,981	536,504
Current Distributions	—	—	—

Cumulative Undistributed Earnings	$2,031,800	$1,325,085	$699,104

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial information of HCC as of the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Current Assets	$4,474,879	$6,836,347	$12,195,812
Noncurrent Assets	132,571,406	136,784,812	142,804,473
Current Liabilities	7,736,919	10,073,803	7,796,698
Noncurrent Liabilities	71,132,220	78,018,053	91,639,903
Stockholders’ Equity	58,177,146	55,529,303	55,563,684

Revenues	28,275,242	28,871,947	30,484,910
Operating Income	6,940,642	6,644,057	7,186,478
Net Income	2,120,145	1,877,944	1,609,214

The audited financial statements of HCC are included in this Form 10-K.

NOTE 19 – SEGMENT INFORMATION

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. The Telecom Segment operates the following ILECs and CLECs and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	•	New Ulm Telecom, Inc., the parent company;
	•	Hutchinson Telephone Company, a wholly-owned subsidiary of New Ulm;
	•	Western Telephone Company, a wholly-owned subsidiary of New Ulm; and
	•	Peoples Telephone Company, a wholly-owned subsidiary of New Ulm;
●	CLECs:
	•	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	•	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	•	Hector Communications Corporation – 33.33% ownership interest;
	•	FiberComm, LC – 25.18% ownership interest;
	•	Broadband Visions, LLC – 16.32% ownership interest; and
	•	Independent Emergency Services, LLC – 14.29% ownership interest;

No single customer accounted for a material portion of our consolidated revenues in any of the last three years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – UNAUDITED QUARTERLY OPERATING RESULTS

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended
	March 31	June 30	September 30	December 31	Total

2009:
Revenues	$8,445,816	$8,275,242	$8,030,522	$7,862,093	$32,613,673
Operating Income	1,186,306	962,346	1,132,119	1,143,015	4,423,786
Net Income	713,527	313,856	514,359	101,086	1,642,828
Basic and Diluted Net
Income per Share	$0.14	$0.06	$0.10	$0.02	$0.32

2008:
Revenues[1]	$8,716,074	$8,695,754	$8,984,233	$8,898,270	$35,294,331
Operating Income	1,758,036	1,419,610	1,908,992	913,690	6,000,328
Net Income [2]	4,017,252	346,108	923,337	(2,594,171)	2,692,526
Basic and Diluted Net
Income per Share	$0.79	$0.07	$0.18	$(0.51)	$0.53

[1]Certain reclassifications were made in 2009 between revenues and expenses on the consolidated statements of income and cash flows for the three month periods ended March 31, 2008, June 30, 2008, and September 30, 2008 to make them comparable to the 2009 presentation. These changes have no effect on operating income or net income.

[2]Includes goodwill impairment of $2,291,000 during the fourth quarter of 2008. Our net income for the quarter ended March 31, 2008 increased due to the gain on the installment portion of the sale of our cellular investment (MWH) to Alltel, less income taxes.

NOTE 21 – TRANSACTIONS WITH EQUITY METHOD INVESTMENTS

We receive and provide services to various partnerships and limited liability companies where we are an investor. Services received include directory services, digital video, special access, central office switching and communications circuits. Services provided include Board of Director meeting attendance, labor and materials to extend an existing fiber route, Internet help desk services, management services and labor. Cost of services we receive from affiliated parties may not be the same as the costs of such services had they been obtained from different parties.

Total revenues from transactions with affiliates were $1,936,115, $2,049,451, and $499,242 for 2009, 2008 and 2007, respectively. Total expenses from transactions with affiliates were $626,855, $663,693 and $284,923 for 2009, 2008 and 2007, respectively.

NOTE 22 — SUBSEQUENT EVENTS

In May 2009, FASB issued ASC Topic 855 – Subsequent Events. ASC Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC Topic 855 is effective for interim and annual periods ended after June 15, 2009. We adopted this standard effective June 15, 2009.

The Company has evaluated all subsequent events through the filing date of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 24, 2008, Kiesling Associates LLP (Kiesling) was dismissed as the independent public accountants for New Ulm Telecom, Inc. Kiesling had performed the annual audits of our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, respectively. Kiesling’s reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Kiesling was recommended and approved by our Audit Committee of the Board of Directors.

During the year ended December 31, 2007 and from January 1, 2008 through June 24, 2008, the effective date of Kiesling’s dismissal, (i) there were no disagreements between Kiesling or ourselves on any matter of accounting principles or practice, financial statement disclosure, and auditing scope or procedure, whose disagreements would have caused Kiesling to make reference to the subject matter of these disagreements in connection with its report on our financial statements for that year, and (ii) there were no reportable events.

We requested that Kiesling furnish us with a letter addressed to the SEC stating whether or not Kiesling agreed with the statements made by us set forth above, and if not, stating the respects where Kiesling did not agree. We provided Kiesling with a copy of the foregoing disclosures. Kiesling has furnished a letter addressed to the SEC dated June 27, 2008 stating that it agrees with the above statements.

Selection of Olsen Thielen & Co., Ltd.

On June 24, 2008 our Audit Committee of the Board of Directors recommended and approved the engagement of Olsen Thielen & Co., Ltd. (Olsen Thielen) as our independent auditors for the fiscal year ended December 31, 2008 to replace Kiesling.

During the two most recent fiscal years, we did not consult with Olsen Thielen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any matter that was either the subject of a disagreement or a reportable event.

Olsen Thielen had served as independent auditors for HTC, however; NU Telecom acquired HTC in January, 2008. We filed a Form 8-K/A with the SEC on March 23, 2008 that was included in the financial statements of HTC for the years ended December 31, 2007, 2006 and 2005, respectively, as audited by Olsen Thielen.

Olsen Thielen also audits HCC, a one-third owned equity method investee of ours. HCC’s financial statements have been included in our 10-K filings since its acquisition in November, 2006.

Item 9A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

Our management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to NU Telecom, and was accumulated and communicated to our management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of Olsen Thielen & Co., Ltd., our independent registered public accounting firm, regarding internal control over financial reporting. Our management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financial Reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Remediation of Material Weaknesses in Internal Control

As of December 31, 2008, our management, through its evaluation of the effectiveness of our internal controls over financial reporting, identified a material weakness in our internal controls regarding our over reliance on an independent tax consultant. Specifically, we did not have, nor through our engagement of an independent tax consultant acquire, adequate technical expertise to effectively oversee and review our tax accounting for our ownership in an equity method investment. We had hired an independent tax consultant to prepare our income tax provisions and returns. The independent consultant’s advice resulted in an error in our tax treatment of an equity method investment that had to be corrected in our 2008 financial statements. As a result of this error, our management determined at December 31, 2008 that our internal controls over financial reporting were not adequate and we had a material weakness.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Remediation initiatives that were undertaken during 2009 to address the above referenced material weakness included:

•	On October 19, 2009 we engaged a new independent tax consultant to prepare our income tax provisions and returns; and

•	Our management implemented a plan to strengthen our internal controls over financial reporting regarding our income taxes by (i) providing training for our finance and accounting staff on income

•

Tax accounting and how it specifically relates to our income tax provision and income tax return preparations and (ii) establishing more stringent internal controls around the internal review of our income tax provision calculations and income tax return preparations.

Based on the changes made by our management over our internal controls over financial reporting discussed above, our management has concluded that the material weakness described above, which was identified as of December 31, 2008, had been remediated as of December 31, 2009.

Our management continues to evaluate the ongoing effectiveness and sustainability of the changes it made in internal controls over financial reporting, and, as a result of ongoing evaluation, may identify additional changes to improve our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held May 27, 2010 is incorporated by reference.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of ours is provided in Part I of this Form 10-K under a separate caption.

We have adopted a code of conduct that applies to all officers, directors, and employees. This code of conduct is available on our website at www.nutelecom.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced website.

Item 11. Executive Compensation

Information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held May 27, 2010 is incorporated by reference.

Item 12. Security Ownership of Beneficial Owners and Management and Related Shareholder Matters

Information contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive proxy statement for our annual meeting of shareholders to be held May 27, 2010 is incorporated by reference.

We do not maintain any equity compensation plans.

Item 13. Relationships and Related Transactions and Director Independence

Information contained under the caption “Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held May 27, 2010 is incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held May 27, 2010 is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	48-49

	Consolidated Statements of Income for the Three Years Ended December 31, 2009, 2008, and 2007	50

	Consolidated Balance Sheets at December 31, 2009 and 2008	51-52

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2009, 2008, and 2007	53

	Consolidated Statements of Shareholders’ Equity for the Three Years Ended December 31, 2009, 2008, and 2007	54

	Notes to Consolidated Financial Statements	55-77

(a) 2.	Consolidated Financial Statement schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	83

	Schedule II – Valuation and Qualifying Accounts	84

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	See “Index to Exhibits”

(b)	Separate financial statements of HCC a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.	85

(c)	Exhibits Required

	See “Index to Exhibits”	105-106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 29, 2010 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 29, 2010

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	1/1/09 Beginning Balance	2009 Additions	2009 Recoveries	2009 Write- Offs	12/31/09 Ending Balance

Customers	$162,500	$127,605	$40,046	$(95,651)	$234,500
IXCs	287,000	27,500	—	—	314,500

Total	$449,500	$155,105	$40,046	$(95,651)	$549,000

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hector Communications Corporation
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 25, 2009

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,415,260	$3,227,462
Accounts receivable (net of allowance of $70,748 and $72,833)	1,936,008	2,209,617
Income Taxes Receivable	153,521	—
Materials, supplies and inventories (Note 1)	609,616	579,251
Deferred income taxes	238,640	715,000
Other Current Assets	121,834	105,017
Total current assets	4,474,879	6,836,347

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 2)	50,872,133	45,377,089
less accumulated depreciation	(18,981,147)	(13,091,766)
Net property, plant and equipment	31,890,986	32,285,323

OTHER ASSETS:
Goodwill (Note 3)	60,191,264	60,191,264
Intangibles (Note 3)	32,520,200	35,619,800
Investment in unconsolidated affiliates (Note 5)	3,534,878	4,158,544
Other investments (Notes 1, 6 and 8)	3,916,454	3,877,656
Other assets (Note 1)	517,624	652,225
Total other assets	100,680,420	104,499,489
TOTAL ASSETS	$137,046,285	$143,621,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 8)	$4,900,000	$4,500,000
Accounts payable	998,901	755,021
Payable to affiliates	366,630	110,257
Accrued expenses	1,471,388	1,535,263
Fair Value of Interest Rate Swaps	—	1,211,586
Income taxes payable	—	1,961,676
Total current liabilities	7,736,919	10,073,803

LONG TERM DEBT, less current portion (Note 8)	54,250,030	59,949,725
DEFERRED INCOME TAXES (Note 7)	13,797,504	14,786,658
FAIR VALUE OF INTEREST RATE SWAPS (Note 9)	2,681,427	2,436,662
DEFERRED COMPENSATIONS (Note 10)	403,259	845,008
Total liabilities	71,132,220	78,018,053
STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	6,095,616	3,975,471
Accumulated other comprehensive losses	(1,918,470)	(2,446,168)
Total Stockholders’ Equity	58,177,146	55,529,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,046,285	$143,621,159

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES:
Voice services	$18,170,372	$18,601,793	$20,347,184
Video services	2,622,972	2,616,771	2,530,562
Internet services	5,233,726	5,203,560	4,885,670
Other nonregulated services	2,248,172	2,449,823	2,721,494
Total revenues	28,275,242	28,871,947	30,484,910

COSTS AND EXPENSES:
Plant operations, excluding depreciation	6,405,189	6,315,371	5,914,863
Customer operations	1,472,494	1,342,481	1,384,184
General and administrative	1,610,310	2,543,234	3,413,556
Depreciation and amortization	9,252,239	9,290,992	9,936,713
Other operating expenses	2,594,368	2,735,812	2,649,116
Total costs and expenses	21,334,600	22,227,890	23,298,432

OPERATING INCOME	6,940,642	6,644,057	7,186,478

OTHER INCOME (EXPENSE):
Interest expense	(3,710,903)	(4,335,349)	(6,186,228)
Interest and dividend income	225,610	301,896	662,751
Income from investments in unconsolidated affiliates (Note 5)	156,564	304,082	245,245
Gain on sale of assets	18,232	233,258	829,968
Other income (expense), net	(3,310,497)	(3,496,113)	(4,448,264)

INCOME BEFORE INCOME TAXES	3,630,145	3,147,944	2,738,214

INCOME TAX EXPENSE (Note 7)	1,510,000	1,270,000	1,129,000

NET INCOME	$2,120,145	$1,877,944	$1,609,214

BASIC AND DILUTED NET INCOME PER SHARE	$2.36	$2.09	$1.79

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

Net income	$2,120,145	$1,877,944	$1,609,214

Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities	(77,856)	(449,211)	443,062
Income tax benefit (expense) related to unrealized holding gain (loss) on marketable securities	31,142	179,684	(177,202)
Reclassification adjustment for gains on marketable securities included in net income	—	—	(323,654)
Income tax expense related to reclassification adjustments for gains included in net income	—	—	129,460
Unrealized gain (loss) on interest rate swap agreement	966,821	(2,740,349)	(807,919)
Income tax benefit (expense) related to unrealized gain (loss) on interest rate swap agreement	(392,409)	1,097,551	326,960
Other comprehensive income (loss)	527,698	(1,912,325)	(409,293)

Comprehensive income (loss)	$2,647,843	$(34,381)	$1,199,921

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

BALANCE at December 31, 2006	$9,000	$53,991,000	$488,313	$(124,550)	$54,363,763

Net Income			$1,609,214		$1,609,214
Change in unrealized losses on marketable securites, net of deferred taxes				$71,666	$71,666
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				$(480,959)	$(480,959)

BALANCE at December 31, 2007	$9,000	$53,991,000	$2,097,527	$(533,843)	$55,563,684

Net Income			$1,877,944		$1,877,944
Change in unrealized losses on marketable securites, net of deferred taxes				$(269,527)	$(269,527)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				$(1,642,798)	$(1,642,798)

BALANCE at December 31, 2008	$9,000	$53,991,000	$3,975,471	$(2,446,168)	$55,529,303

Net Income			$2,120,145		$2,120,145
Change in unrealized losses on marketable securites, net of deferred taxes				$(46,714)	$(46,714)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				$574,412	$574,412
BALANCE at December 31, 2009	$9,000	$53,991,000	$6,095,616	$(1,918,470)	$58,177,146

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$2,120,145	$1,877,944	$1,609,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,386,843	9,425,596	10,071,317
Income from unconsolidated affiliates	(156,564)	(304,082)	(245,245)
Cash distributions from unconsolidated affiliates	105,321	176,777	156,432
Gain on sale of assets	(18,232)	(233,258)	(829,968)
Noncash patronage refund	(159,717)	(108,716)	(42,838)
Noncash interest income from notes	—	—	(1,019)
Changes in assets and liabilities:
Accounts receivable	273,609	245,297	146,113
Income taxes receivable	(153,521)	—	—
Materials and supplies	(30,365)	275,357	(117,373)
Other current assets	(16,817)	921,097	83,810
Accounts payable	500,253	(151,077)	(377,430)
Accrued expenses	(63,875)	(312,379)	(901,026)
Interest Rate Swap	—	—	—
Income taxes payable	(1,961,676)	1,961,676	(17,452,809)
Deferred taxes	(874,061)	(5,738,238)	(1,830,625)
Deferred compensation	(441,749)	(43,625)	39,896
Net cash provided by (used in) operating activities	8,509,594	7,992,369	(9,691,551)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,758,244)	(5,081,267)	(3,133,579)
Proceeds from sales of CATV Properties	—	233,258	—
Purchases of investments	(21,531)	(272,934)	(176,704)
Increase in intangibles	—	—	(34,105)
Payable to USCC	—	(832,701)	(3,195,812)
Proceeds from sales of investments	757,674	4,382,379	3,927,697
Net cash used in investing activities	(5,022,101)	(1,571,265)	(2,612,503)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(6,679,917)	(10,744,918)	(10,937,786)
Proceeds from issuance of long-term debt	1,380,222	—	—
Net cash used in financing activities	(5,299,695)	(10,744,918)	(10,937,786)
Net Decrease in Cash and Cash Equivalents	(1,812,202)	(4,323,814)	(23,241,840)
Cash and Cash Equivalents at Beginning of Period	3,227,462	7,551,276	30,793,116

Cash and Cash Equivalents at End of Period	$1,415,260	$3,227,462	$7,551,276

Supplemental disclosures of cash flow information:
Interest paid during the period	$4,123,586	$4,915,370	$6,715,991
Income taxes paid during the period	4,499,258	4,861,678	20,597,318

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: On November 3, 2006, Hector Acquisition Corporation (HAC) acquired all of the Company’s outstanding common stock. Simultaneous with the acquisition, HAC was merged into the Company and the new legal entity was renamed Hector Communication Corporation. In connection with this acquisition, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid for the common stock to the respective net assets acquired.

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2009, the Company’s subsidiaries provided telephone service to 25,542 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 4,422 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its subsidiaries (“Hector” or the “Company”). All material intercompany transactions and accounts have been eliminated.

Regulatory accounting: Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities.

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

Subsequent Events: In preparing these financial statements, the Company has evaluated for recognition or disclosure the events or transactions that occurred through March 25, 2010, the date the financial statements were available to be issued.

Revenue recognition: Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association (NECA) and state tariffs filed with state regulatory agencies. Interstate network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Access charges billed to interexchange carriers for interstate access are pooled with like revenues from all NECA member companies. A portion of the pooled access revenue the Company receives from the pool is based on the Company’s actual costs of providing the interstate access service. The remaining interstate revenue settlements are based upon nationwide average schedule costs of providing interstate access service. Revenues include estimates pending finalization of cost studies for those subsidiaries receiving cost based access settlements. Management believes recorded revenues are reasonable based on estimates of final cost separation studies, which are typically settled within two years.

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

Effective January 1, 2009, the Company adopted new guidance related to uncertainty in income taxes. This guidance clarifies the recognition threshold and measurement requirements for income tax positions taken or expected to be taken in income tax returns. Under the new standards, the Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities. In addition, any interest or penalties assessed by a taxing authority would be reflected in income tax expense. Prior to January 1, 2009, the Company accrued liabilities for uncertain tax positions if losses were probable and could be reasonably estimated. The Company has identified no significant income tax uncertainties. The Company is open to examination for tax years 2006 through 2008.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of telecommunications property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations. The Company reviews long lived assets for impairment if certain events or changes in circumstances indicate that impairment may exist. The Company has not recorded any impairment losses on property, plant and equipment for the years ended December 31, 2009, 2008 or 2007.

Investments in unconsolidated affiliates: The Company is an investor in several partnerships and limited liability corporations (Note 5). The Company’s percentage of ownership in these joint ventures ranges from 5% to 20%. The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company’s share of operating income or losses from the respective operations.

Other investments: The Company owns CoBank stock and investments in the stock of other telecommunications service providers. Long-term investments in corporations that are not intended for resale or are not readily marketable and in which the Company does not exercise significant influence are valued using the cost method. The cost method requires the Company to periodically evaluate these investments for impairment and if impairment is found, reduce the investment’s valuation to its net realizable value. No impairment charges have been taken against these investments

Intangibles and other assets: Intangible assets owned by the Company include customer relationships, trade names, and regulatory rights acquired and customer lists purchased. Other assets owned by the Company include deferred debt issuance costs, and other deferred charges. Intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life.

Disclosures about fair value of financial instruments: Effective January 1, 2008, the Company adopted new guidance related to fair value measurements and disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Principles: Effective January 1, 2009 the Company adopted amended guidance regarding “Disclosures about Derivative Instruments and Hedging Activities.” The amended guidance requires enhanced disclosures about a Company’s derivatives and hedging activities in order to improve the transparency of their financial reporting. The amended guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance regarding “Subsequent Events.” The new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the new guidance provides (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of the new guidance impacted disclosures only and did not have an impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance related to establishing the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new guidance related to Revenue Recognition specifically multiple-deliverable revenue arrangements. This guidance provides application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified for the fiscal year beginning on or after June 15, 2010; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

In January 2010, the FASB issued new guidance related to, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This new guidance requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in the FASB Codification Subtopic 820-10. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Adoption of this guidance impacts disclosures only and will not have an impact on the Company’s consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated Useful life	Dec 31, 2009	Dec 31, 2008
Land		$414,052	$414,052
Buildings	5-40 years	3,683,689	3,573,317
Machinery and equipment	3-15 years	770,068	691,367
Furniture and fixtures	5-10 years	240,280	200,948
Telephone plant	5-33 years	42,951,598	38,463,911
Cable television plant	10-15 years	2,310,708	1,648,976
Construction in progress		501,738	384,518
		50,872,133	45,377,089
Less accumulated depreciation		(18,981,147)	(13,091,766)
		$31,890,986	$32,285,323

Depreciation expense included in costs and expenses from operations was $6,152,640, $6,186,392 and $6,818,700 for the years ended December 31, 2009, 2008 and 2007.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance relates to the Company’s acquisition by HAC as discussed in Note 1. A preliminary purchase price allocation resulted in goodwill of $86,347,040. During 2007, the Company obtained an independent appraisal of the identifiable intangible assets acquired as a result of the business combination and revised the purchase price allocation in accordance with the independent appraisal. Along with the valuation of identifiable intangible assets acquired, the appraisal also determined the estimated useful lives of those amortizable assets based on historical customer churn statistics for the customer relationship intangible asset, and the estimated useful life of the Company’s regulated investment base for the identified regulatory rights intangible asset.

In addition, in 2008 and 2007, the Company received $4,323,450 and $2,699,833, respectively, of funds released from an escrow account related to the pre-acquisition sale of Midwest Wireless Holdings as discussed in Note 4. These funds were not recorded in the allocation of the purchase price of the Company as they were contingent on future events. In 2008 and 2007, when the contingency was resolved and the funds were released, they were recorded against goodwill net of the related income taxes.

A summary of changes to the Company’s goodwill is as follows:

Balance at December 31, 2006	$86,347,040
Reclassification of identified intangible assets acquired net of deferred income taxes of $10,555,100	(22,373,900)
Midwest Wireless Holdings escrow funds received net of income taxes of $1,026,200	(1,673,683)
Other adjustments	(432,046)
Balance at December 31, 2007	$61,867,411
Additional income taxes on liquidation of Subsidiary holding a portion of the Midwest Wireless investment	1,003,903
Midwest Wireless Holdings escrow funds received net of income taxes of $1,643,400	(2,680,050)
Balance at December 31, 2008 and 2009	$60,191,264

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS (Continued)

Under generally accepted accounting principles, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. In 2009 and 2008, the Company engaged an independent valuation firm to complete its annual impairment test for goodwill acquired. Such testing resulted in no impairment charge to goodwill, as the determined fair value was sufficient to pass the first step of the impairment test in both years.

The components of the Company’s identified intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definitely Lived Intangibles:
Customer Relationships - 11.58 Yr Life	$31,125,000	$(8,249,936)	$31,125,000	$(5,536,624)
Regulatory Rights - 13.61 Yr Life	5,193,000	(1,158,864)	5,193,000	(772,576)
Indefinitely Lived Intangibles
Trade name	5,611,000	—	5,611,000	—
Totals	$41,929,000	$(9,408,800)	$41,929,000	$(6,309,200)
Net Identified Intangible Assets		$32,520,200		$35,619,800

Amortization expense of definitely lived intangible assets was $3,099,600 for the year ended December 31, 2009, $3,104,600 for the years ended December 31, 2008 and 2007. Amortization expense for the next five years is estimated at $3,104,600 annually.

NOTE 4 - MIDWEST WIRELESS HOLDINGS LLC

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

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, investment at December 31, 2009 and 2008 and income or loss from these investments for the years ended December 31, 2009, 2008 and 2007.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

	Ownership Interest	Book Value at December 31, 2009	Book Value at December 31, 2008	Income (Loss) 2009	Income (Loss) 2008	Income (Loss) 2007

Broadband Visions	16.7%	$787,793	$856,561	$(68,767)	$(18,641)	$(14,582)
Communications Mgmt Grp	6.5%	540,887	441,860	99,027	126,581	75,817
Independent Pinnacle Services	7.9%	—	669,726	51,972	69,633	83,233
Northern Transport Group	20.0%	—	—	—	(39,452)	(41,940)
NW Minnesota Spec Access	5.3%	21,461	10,065	11,396	600	17,298
702 Communications	18.1%	1,512,396	1,552,292	9,003	113,354	75,476
West Central Transport	5.0%	223,345	201,457	46,888	60,864	49,943
Midwest AWS Limited Partners	13.5%	238,598	219,038	7,212	(7,639)	—
SkyCom 700 mhz LLC	8.4%	210,398	207,545	(167)	(1,218)	—

		$3,534,878	$4,158,544	$156,564	$304,082	$245,245

In 2009, the Company received $706,595 in cash for its ownership of Independent Pinnacle Services. The proceeds exceeded the investment of $688,423 by $18,172, which was recorded as a gain in 2009.

NOTE 6 - MARKETABLE SECURITIES

The Company holds investments in marketable securities that are classified as non-current other investments. Marketable securities consist of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2009 and 2008. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009	$1,263,806	$41,689	$557,698	$747,797
December 31, 2008	$1,263,806	$—	$438,151	$825,655

The following table shows the Company’s investments’ gross unrealized losses, fair value, and the length of time that individual security have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	2009
	12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$514,802	$(557,698)	$514,802	$(557,698)

	2008
	12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$682,110	$(390,390)	$682,110	$(390,390)

The investment security in an unrealized loss position is traded on the over-the-counter bulletin board market. The unrealized losses on the Company’s investment in this equity security is considered to be a reflection of current economic conditions in the United States and global economy over the past two years which have placed unwarranted downward pressure on the investment’s stock price, and that price is not believed to be directly correlated with the net worth of the investment’s stock value. In addition, the Company also believes that there has been no deterioration in the financial condition or overall fundamentals of the individual security held. The Company has the intent and ability to hold this security until the unrealized losses are recovered. Based on this analysis, the Company has concluded that this investment is not other-than-temporarily impaired at December 31, 2009.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETABLE SECURITIES (Continued)

Realized gains on the sales of securities are based on the book value of the securities sold using the specific identification method. In 2007, the Company sold marketable securities for a gain of $323,654. Net proceeds from the sales were $515,665. There were no marketable security sales in 2009 or 2008.

Net unrealized gains (losses) on marketable securities, net of related deferred taxes, are included in stockholders’ equity as accumulated other comprehensive income (loss) at December 31, 2009, 2008 and 2007 as follows:

	Net Unrealized Gains (Losses)	Deferred Income Taxes	Accumulated Comprehensive Income (Losses)
December 31, 2009	$(77,856)	$31,142	$(46,714)
December 31, 2008	$(449,211)	$179,211	$(269,527)
December 31, 2007	$119,408	$(47,742)	$71,666

These amounts have no cash effect and are not included in the statement of cash flows.

NOTE 7 - INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) were as follows:

	2009	2008	2007
Currently payable taxes:
Federal	$1,598,767	$5,338,235	$1,948,612
State	785,294	1,670,003	533,156
	2,384,061	7,008,238	2,481,768
Deferred income tax	(874,061)	(5,738,238)	(1,352,768)
	$1,510,000	$1,270,000	$1,129,000

Deferred tax liabilities and assets as of December 31 related to the following:

	2009	2008

Deferred tax liabilities:
Accelerated depreciation	$4,137,196	$3,996,584
Intangibles	10,745,311	11,931,545
Partnership and LLC investments	244,119	222,778
	15,126,626	16,150,907
Deferred tax assets:
Deferred compensation	158,724	332,971
Accrued expenses	238,640	230,383
Interest rate swaps	1,072,562	1,464,971
Other	97,836	50,924
	1,567,762	2,079,249

	$13,558,864	$14,071,658

Presented on the balance sheet as:

Current deferred tax asset	$(238,640)	$(715,000)
Non current deferred tax liability	13,797,504	14,786,658

Net deferred tax	$13,558,864	$14,071,658

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (Continued)

The provision for income taxes varied from the federal statutory tax rate as follows:

	2009	2008	2007
Tax at U.S. statutory Rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal benefit	8.6	7.2	7.9
Other	(1.0)	(0.8)	(0.7)
Effective tax rate	41.6%	40.4%	41.2%

NOTE 8 - LONG-TERM DEBT

The Company’s long-term debt is as follows:

	December 31, 2008	December 31, 2008

CoBank
Term loan facility	$57,665,000	$64,300,000
Revolving credit facility	1,380,222	—
RDUP
Rural economic development loan	104,808	149,725
Total	59,150,030	64,449,725
Less current portion	4,900,000	4,500,000
	$54,250,030	$59,949,725

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and began in December 2007. Principal payments will be due quarterly until September 30, 2013 when the remaining balance of $41,765,000 is due. Interest is payable quarterly at a variable rate plus the LIBOR margin rate (2.56%, 4.56% and 7.44% at December 31, 2009, 2008 and 2007). The LIBOR margin rate which can range from .75% to 3.0% will increase or decrease based on how the Company’s “leverage ratio” increases or decreases as defined in the loan agreement. As mentioned in Note 9, the Company has effectively fixed the interest rates and payments on $51,000,000 of this debt through interest rate swap agreements. CoBank syndicated $25,000,000 of the original term loan facility to other financial institutions, but remains the administrative agent for the loan.

The Company also has available a Revolving Credit Facility payable to CoBank which is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $8,619,778 is available on December 31, 2009. Interest is payable quarterly at a variable rate (4.5% at December 31, 2009).

The RDUP economic development loan consists of a non-interest bearing note payable to the RDUP in equal monthly payments of $3,743. The loan was made to one of the Company’s subsidiaries. This loan matures in 2012. Proceeds from the loan were lent to a city in the subsidiaries’ service territory under identical repayment terms.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. The Company’s investment in CoBank stock was $2,647,533 and $2,487,815 as of December 31, 2009 and 2008.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (Continued)

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $416,126 and $467,388 at December 31, 2009 and 2008. Approximately 65% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded patronage refunds of $406,074 and $453,806 for the years ending December 31, 2009 and 2008. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2009 and 2008.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2010	$4,900,000
2011	5,300,000
2012	5,700,000
2013	43,250,030

NOTE 9 - INTEREST RATE SWAP

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

In 2006, the Company entered into a swap for a notional amount of $38,000,000 delivered November 2006. The term was 3 years and the fixed contractual interest rate is 5.10% plus leverage margin. This swap expired November 2009. The Company entered into another swap agreement for $38,000,000 delivered November 2009. This swap delivery is concurrent with the maturity of first swap of $38,000,000. The term is 2 years and the fixed contractual interest rate will be 4.18% plus leverage margin. This swap expires November 2011.

In 2008, the Company entered into a swap for $13,000,000 delivered September 2008. The term is 3 years and the fixed contractual interest rate is 3.76% plus leverage margin. This swap expires November 2011.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INTEREST RATE SWAP (Continued)

The interest rate swaps qualify as cash flow hedges for accounting purposes under generally accepted accounting principles and as such, the gains or losses in the fair value of the swaps are recorded as a separate component of other comprehensive income (loss) rather than in earnings. The fair value of the Company’s interest rate swap agreement is determined from a valuation received from CoBank which is based on the present value of expected future cash flows using discount rates appropriate with the terms of the swaps. The fair value indicates an estimated amount the Company would receive or pay if the contracts were canceled or transferred to other parties. If the Company were to terminate its interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholder’s equity, into earnings on the consolidated statements of income. At December 31, 2009 and 2008, the fair value loss of the swaps was $2,681,427 and $3,648,248 which has been recorded, net of deferred tax of $1,072,562 and $1,464,971, as a decrease in comprehensive income (loss).

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who are under the age of fifty and most certain service requirements may contribute up to $16,500 of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company were $79,764, $84,166 and $101,365 for the years ending December 31, 2009, 2008 and 2007.

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. In 2009, one of the officers died and the Company’s obligation for that officer ceased. The Company adjusted the liability for this change in circumstances. Deferred compensation (benefit) expense included in operations were ($390,055), $216,857 and $110,165 for the years ended December 31, 2009, 2008 and 2007. Payments made under the agreement by the Company were $78,070, $106,694 and $103,336 for the years ended December 31, 2009, 2008 and 2007.

NOTE 11 - TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $448,176, $436,564 and $472,489 for the years ended December 31, 2009, 2008 and 2007. Expenses from transactions with these affiliates were $524,568, $521,764 and $610,369 for the years ended December 31, 2009, 2008 and 2007.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

The Company has entered into Management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee began January 1, 2007 and was $325,000, $399,000 and $300,000 for the years ended December 31, 2009, 2008 and 2007.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - TRANSACTIONS WITH AFFILIATES (Continued)

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources, maintenance of plant, and internet help desk services. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. Fees for these services were $1,399,306, $1,329,982 and $1,498,134 for the years ended December 31, 2009, 2008 and 2007.

In addition, the Company’s shareholders provided labor, materials and equipment related to construction of the Company’s property, plant and equipment. The total of these services provided by the Company’s shareholder was $1,608,177, $1,096,700 and $850,650 for the years ended December 31, 2009, 2008 and 2007.

The total balance due from the Company to its shareholders for routine services provided at December 31, 2009 and 2008 were $366,630 and $110,257.

NOTE 12 - SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the years ended December 31, 2009, 2008 and 2007. The Company has no foreign operations.

NOTE 13 - SHAREHOLDER AGREEMENT

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

Dated: March 29, 2010	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Curtis O. Kawlewski

Curtis O. Kawlewski, Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 29, 2010
James P. Jensen, Chair

/s/ Bill D. Otis	March 29, 2010
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 29, 2010
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Rosemary J. Dittrich	March 29, 2010
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier	March 29, 2010
Mary Ellen Domeier, Director

/s/ Paul W. Erick	March 29, 2010
Paul W. Erick, Director

/s/ Duane D. Lambrecht	March 29, 2010
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 29, 2010
Perry Meyer, Director

/s/ Dennis E. Miller	March 29, 2010
Dennis Miller, Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K (file No. 000-03024) filed on June 3, 2009)

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1986)

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on July 18, 2006)

10.3

Shareholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2006)

10.4+	New Ulm Telecom, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.4 contained in the Company’s 2007 Form 10-K)

10.5+	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2009)

10.6

Master Loan Agreement RX0583, dated as of January 4, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 7, 2008).

10.7

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 7, 2008)

10.8	New Ulm Telecom, Inc. $15,000,000 Term Promissory Note (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 7, 2008)

10.9

Second Supplement dated January 4, 2008, to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 7, 2008)

10.10	New Ulm Telecom, Inc. $10,000,000 Revolving Promissory Note (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 7, 2008)

10.11

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.12

Waiver and Amendment Letter dated March 27, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s annual report on Form 10-K filed on May 8, 2009)

10.13

Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson Telephone Company (as successor to Hutchinson Acquisition Corp) (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 7, 2008)

10.14

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.8 contained in the Company’s Form 8-K filed on January 7, 2008)

10.15	Hutchinson Telephone Company $29,700,000 Promissory Note, (incorporated by reference to Exhibit 10.9 contained in the Company’s Form 8-K filed on January 7, 2008)

10.16

Second Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ABC and Hutchinson Telephone Company, (incorporated by reference to Exhibit 10.10 contained in the Company’s Form 8-K filed on January 7, 2008)

10.17	Hutchinson Telephone Company $2,000,000 Revolving Promissory Note, (incorporated by reference to Exhibit 10.11 contained in the Company’s Form 8-K filed on January 7, 2008)

10.18

Form of Security Agreement, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 8-K filed on January 7, 2008)

10.19

Form of Guarantee, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.15 contained in the Company’s Form 8-K filed on January 7, 2008)

10.20

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.2 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.21

Waiver, Release and Amendment letter dated September 14, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended September 30, 2009)

16.1	Letter Regarding the Change in Certifying Accountant – Kiesling Associates LLP (incorporated by reference to exhibit 16.1 contained in the Company’s Form 8-K filed on June 27, 2008)

21*	Subsidiaries of the New Ulm Telecom, Inc.

31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

+ Management compensation plan or arrangement required to be filed as an exhibit