Form 10-Q
period 2010-03-31
NEW ULM TELECOM INC
filed 2010-05-12
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer  ☐ Accelerated filer  ☐  Non-accelerated filer  ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The total number of shares of the registrant’s common stock outstanding as of May 12, 2010: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES:
Local Service	$1,644,471	$1,820,226
Network Access	3,465,345	3,397,576
Video	1,078,219	1,065,263
Data	582,632	606,424
Long Distance	199,002	210,327
Cellular	14,131	171,317
Other Non-Regulated	898,073	1,174,683
Total Operating Revenues	7,881,873	8,445,816

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,300,294	1,279,327
Cost of Video	991,257	960,608
Cost of Internet	219,657	329,334
Cost of Other Nonregulated Services	215,952	649,195
Depreciation and Amortization	2,461,615	2,347,878
Selling, General and Administrative	1,567,761	1,693,168
Total Operating Expenses	6,756,536	7,259,510

OPERATING INCOME	1,125,337	1,186,306

OTHER (EXPENSE) INCOME
Interest Expense	(691,607)	(758,439)
Interest Income	71,609	80,729
Interest During Construction	4,001	—
Equity in Earnings of Hector Investment	175,540	211,951
CoBank Patronage Dividends	513,436	556,318
Other Investment Income	21,785	6,791
Total Other Income	94,764	97,350

INCOME BEFORE INCOME TAXES	1,220,101	1,283,656

INCOME TAXES	548,406	570,129

NET INCOME	$671,695	$713,527

BASIC AND DILUTED NET INCOME PER SHARE	$0.13	$0.14

DIVIDENDS PER SHARE	$0.08	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and Cash Equivalents	$2,675,767	$2,526,490
Receivables, Net of Allowance for Doubtful Accounts of $548,035 and $549,500	1,694,470	1,696,270
Income Taxes Receivable	1,881,591	2,355,672
Materials, Supplies, and Inventories	1,309,029	1,295,638
Deferred Income Taxes	954,717	953,968
Prepaid Expenses	448,390	255,698
Total Current Assets	8,963,964	9,083,736

INVESTMENTS & OTHER ASSETS:
Goodwill	29,516,324	29,516,324
Intangibles	23,700,159	24,216,886
Hector Investment	19,569,817	19,392,310
Other Investments	4,139,716	3,904,188
Other Assets	423,856	354,662
Total Investments and Other Assets	77,349,872	77,384,370

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	89,668,447	88,548,209
Other Property & Equipment	4,709,634	4,669,052
Video Plant	5,507,200	5,580,260
Total Property, Plant and Equipment	99,885,281	98,797,521
Less Accumulated Depreciation	62,908,024	61,030,271
Net Property, Plant & Equipment	36,977,257	37,767,250

TOTAL ASSETS	$123,291,093	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2010	December 31, 2009
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,082,965	$2,957,965
Accounts Payable	1,712,330	1,924,806
Other Accrued Taxes	228,472	187,932
Deferred Compensation	690,761	694,511
Other Accrued Liabilities	1,611,121	1,626,950
Total Current Liabilities	7,325,649	7,392,164

LONG-TERM DEBT, Less Current Portion	45,924,500	46,793,859

NONCURRENT LIABILITIES:
Loan Guarantees	506,706	514,666
Deferred Income Taxes	13,645,057	13,709,382
Other Accrued Liabilities	103,977	109,657
Financial Derivative Instruments	2,370,995	2,036,361
Deferred Compensation	1,464,474	1,798,726
Total Noncurrent Liabilities	18,091,209	18,168,792

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,045,001)	(1,851,735)
Retained Earnings	45,469,011	45,206,551
Total Stockholders’ Equity	51,949,735	51,880,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,291,093	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$671,695	$713,527
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,471,384	2,357,802
Undistributed Earnings of Hector Investment	(175,540)	(211,951)
Noncash Patronage Refund	(179,703)	(194,711)
Changes in Assets and Liabilities:
Receivables	2,838	55,702
Income Taxes Receivable	474,081	—
Inventories	(13,391)	(45,806)
Prepaid Expenses	(192,692)	(12,307)
Deferred Charges	(80,000)	22,476
Accounts Payable	(31,904)	88,770
Accrued Income Taxes	—	(1,465,994)
Other Accrued Taxes	40,540	30,583
Other Accrued Liabilities	(21,509)	(238,818)
Deferred Income Tax	74,327	32,123
Deferred Compensation	(338,002)	(370,585)
Net Cash Provided by Operating Activities	2,702,124	760,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,335,468)	(1,377,686)
Other, Net	(63,785)	(137,179)
Net Cash Used in Investing Activities	(1,399,253)	(1,514,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(744,359)	(134,385)
Issuance of Long-Term Debt	—	400,000
Dividends Paid	(409,235)	(511,543)
Net Cash Used in Financing Activities	(1,153,594)	(245,928)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149,277	(999,982)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,526,490	3,320,510

CASH AND CASH EQUIVALENTS at End of Period	$2,675,767	$2,320,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$695,224	$876,179
Net cash paid for income taxes	$—	$2,004,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2009, AND
THREE MONTHS ENDED MARCH 31, 2010

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2008	5,115,435	$8,525,725	$(2,229,103)	$45,405,280	$51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains of Equity Method Investee			175,900		175,900
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468
BALANCE on December 31, 2009	5,115,435	8,525,725	(1,851,735)	45,206,551	51,880,541

Net Income				671,695	671,695
Dividends				(409,235)	(409,235)
Unrealized Gains of Equity Method Investee			1,967		1,967
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(195,233)		(195,233)
BALANCE on March 31, 2010	5,115,435	$8,525,725	$(2,045,001)	$45,469,011	$51,949,735

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of New Ulm Telecom, Inc. (NU Telecom) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to these rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with our audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

Our consolidated financial statements include NU Telecom and its subsidiaries. All inter-company transactions have been eliminated from the consolidated financial statements.

Revenue Recognition
We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Revenues are earned from our customers primarily through the connection to our local network, cable television (CATV) services and Internet services (both dial-up and high-speed). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from interexchange carriers (IXCs) accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions.

Revenues are pooled and redistributed on the basis of a company’s actual or average costs. NU Telecom settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company, and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for NU Telecom include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

We derive revenues from system sales and services through the sale, installation and servicing of communication systems. In accordance with Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Cost of Services (excluding depreciation and amortization)
Cost of services includes all costs related to delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring, and transport cost.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated with the operations of the business.

Depreciation and Amortization Expense
Depreciation expense is computed using principally the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Amortization expense is computed using the straight-line method based on the lives of identified finite-lived intangible assets.

Income Taxes
The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax bases. Our effective income tax rate is higher than the United States tax rate due to state income taxes and permanent differences.

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

Per ASC Topic 740, we had approximately $200,600 of net unrecognized tax benefits at March 31, 2010 that, if recognized, would favorably affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2005 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At both December 31, 2009 and March 31, 2010, we had $32,804 accrued for interest or penalties related to income tax matters. Our Minnesota state tax returns for the years 2006, 2007 and 2008, respectively, are currently under examination by the Minnesota Department of Revenue. We expect the examination of these returns to be completed in the second quarter of 2010.

Recent Accounting Developments

Effective February 10, 2010, we adopted ASU Update 2010-09 – Subsequent Events, which provides amendments to ASC Topic 855 removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU Update 2010-09 did not have a significant impact on our disclosures.

Issued in January, 2010, ASU Update 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in level 3 fair value measurement and (iv) the transfers between levels 1, 2 and 3. ASC Update 2010-06 is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of ASU Update 2010-06 to have a material effect on our financial statements or our disclosures.

Note 2 – Noncash Investing Activities

Noncash investing activities included $162,755 and $264,456 for the periods ended March 31, 2010 and 2009, respectively. These activities related to plant and equipment additions placed in service during the first three months of 2010 and 2009, respectively, and are recorded in our accounts payable at March 31, 2010 and 2009, respectively.

Note 3 – Fair Value Measurements

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

In 2008, we entered into interest rate swaps with our lender CoBank, ACB to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our interest rate swap agreements was determined based on Level 2 inputs.

Other Financial Instruments

Equity Investments - It is not practicable to estimate fair value for investments in companies carried on the cost basis due to a lack of quoted market prices. We did, however, evaluate the fair value of our investments in our companies at December 31, 2009 using a combination of a discounted cash flow model and a market-based approach. The assumptions used in the estimates of fair value are based on a combination of historical results and trends, new industry developments, future cash flow projections as well as relevant comparable company earnings multiples for the market-based approach. It is our opinion that the carrying value of our investments in our companies approximates the fair market value.

Debt – We estimate the fair value of our long-term debt based on the discounted value of the future cash flows. We expect to be paid using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable where the current carrying amounts approximate fair market value.

Note 4 – Goodwill and Intangible Assets

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

As required by ASC Topic 350, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to, (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. We completed our annual impairment test for acquired goodwill in the fourth quarter of 2009, which resulted in no impairment charges to goodwill.

Our goodwill was $29,516,324 as of both March 31, 2010 and December 31, 2009, respectively.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that this rebranding process will take approximately three years to complete. We anticipate an additional charge to amortization expense of $266,667 per year, over the three years beginning in 2010, due to this rebranding process.

We amortize intangible assets with definite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of our identified intangible assets are as follows:

		March 31, 2010		December 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets Customers Relationships	14-15 yrs	$19,230,785	$3,103,968	$19,230,785	$2,760,566
Regulatory Rights	15 yrs	4,000,000	599,997	4,000,000	533,333
Non-Competition Agreement	5 yrs	800,000	359,995	800,000	320,000
Trade Name	3 yrs	800,000	66,666	800,000	—
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,830,785	$4,130,626	$27,830,785	$3,613,899
			—
Net Identified Intangible Assets			$23,700,159		$24,216,886

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $516,728 and $450,039 for the three months ended March 31, 2010 and 2009, respectively.

Our total estimated amortization expense for the remaining nine months of 2010 and the five years subsequent to 2010 is as follows:

•	(April 1 – December 31) - $1,550,086
•	2011 - $2,066,814
•	2012 - $2,066,814
•	2013 - $1,640,147
•	2014 - $1,640,147
•	2015 - $1,640,147

Note 5 – Secured Credit Facility

In connection with our acquisition of HTC, NU Telecom and HTC, as NU Telecom’s new subsidiary, entered into a credit facility with CoBank, ACB. Under the credit facility, NU Telecom and HTC entered into separate Master Loan Agreements (MLA) and a series of supplements to those respective MLAs.

New Ulm, HTC and their respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom, HTC and their respective subsidiaries have been pledged to CoBank, ACB as collateral. In addition, NU Telecom, HTC and their respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements also put restrictions on the ability of NU Telecom to pay cash dividends to its shareholders. NU Telecom is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements.

As of March 31, 2010, we were in compliance with the financial ratios in the loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we entered into interest rate swaps that effectively fix our interest rates and cover $45.0 million at a weighted average rate of 5.72%, as of March 31, 2010. The additional $10.0 million available under the credit facility remains subject to variable interest rates, with a current outstanding balance of $4.0 million at an effective weighted average interest rate of 2.7%, as of March 31, 2010.

Note 6 – Interest Rate Swaps

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank, ACB, including the MLAs with NU Telecom and HTC and the respective supplements for the two companies, require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, NU Telecom and HTC each entered into separate Interest Rate Swap Agreements with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, NU Telecom and HTC have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, NU Telecom and/or HTC pays a fixed contractual interest rate and (i) makes an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receives a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank, ACB under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank, ACB adjusts our aggregate interest payments based upon the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate set forth in the table below. All net interest payments made by us are reported in our consolidated income statement as interest expense.

Pursuant to these interest rate swap agreements, we entered into interest rate swaps covering (i) $39.0 million of our aggregate indebtedness to CoBank, ACB effective March 19, 2008 and (ii) an additional $6.0 million of our aggregate indebtedness to CoBank, ACB effective June 23, 2008. These swaps effectively lock in the interest rate on (i) $6.0 million of variable-rate debt through March of 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June of 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

As of March 31, 2010, we had the following interest rate swaps in effect.

Borrower	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

New Ulm	03/31/2011	$2,000,000	4.92% (LIBOR Rate of 2.67% plus 2.25% LIBOR Margin)

New Ulm	03/31/2013	$11,250,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

New Ulm	06/30/2011	$3,000,000	6.40% (LIBOR Rate of 4.15% plus 2.25% LIBOR Margin)

New Ulm	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus 2.25% LIBOR Margin)

HTC	03/31/2011	$4,000,000	5.17% (LIBOR Rate of 2.67% plus 2.50% LIBOR Margin)

HTC	03/31/2013	$21,750,000	5.76%; (LIBOR Rate of 3.26% plus 2.50% LIBOR Margin)

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

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815 – Derivatives and Hedging. We have reflected the effect of these hedging transactions in the financial statements for the periods ending March 31, 2010 and December 31, 2009, respectively. We recognized unrealized losses of $195,223 and $118,784 as March 31, 2010 and 2009, respectively. The losses were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholders’ equity, into earnings on the consolidated statements of income.

We determined the fair value of our interest rate swap agreements at March 31, 2010 based on valuations received from CoBank, ACB. The fair value indicates an estimated amount we would receive or pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements at March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Loss on Derivative Instruments	$(334,634)	$(199,535)

Deferred Income Tax	139,401	80,751

Loss Reported in Accumulated Other Comprehensive Income (Loss)	$(195,233)	$(118,784)

Note 7 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services, that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 10 – “Segment Information” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On June 30, 2009, NU Telecom entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009, NU Telecom completed the sale of its ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599 in the third quarter of 2009. The sale of these minority-owned investments allowed NU Telecom to monetize non-core investments. In addition, this transaction released NU Telecom from approximately $5.7 million in loan guarantees to Rural Telephone Finance Cooperative for loans to SHAL, LLC and En-Tel Communications, LLC. See Note 8 – “Guarantees” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding our guarantees. The sale of these minority-owned investments allowed us to monetize our non-core investments.

Note 8 – Guarantees

On January 30, 2004, we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019, made by American State Bank to FiberComm, LC. As of March 31, 2010, we had recorded a liability of $352,109 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009, maturing January 1, 2015, made by American State Bank to FiberComm, LC. As of March 31, 2010, we have recorded an additional liability of $154,597 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $506,706 of indebtedness of FiberComm, LC as of March 31, 2010. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

Note 9 – Deferred Compensation

Due to the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain past executives of HTC.

Compensation over the next five years includes deferred wages, consulting fees and a non-compete agreement totaling $1,322,083 and continuation of employee benefits. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next five years is due to life-time employee benefits.

Note 10 – Segment Information

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment Businesses

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom; and
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC – 16.32% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

No single customer accounted for a material portion of our consolidated revenues.

Note 11 – Comprehensive Income

Our comprehensive income includes two items in addition to net income. The first is an unrealized gain (loss) resulting from our one-third ownership share of HCC’s accumulated other comprehensive income (loss). HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that we have entered into with CoBank, ACB. These interest rate swap agreements cover $45.0 million of our indebtedness to CoBank, ACB, and are described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Components of our comprehensive income consist of the following:

	Three Months Ended March 31,
	2010	2009
Net Income	$671,695	$713,527

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	1,967	(7,566)

Change in Unrealized Losses of Interest Rate Swap Agreements, Net of Deferred Income Taxes	(195,233)	(118,784)

Total Comprehensive Income	$478,429	$587,177

Note 12 – Hector Communications Corporation

On November 3, 2006, we acquired a one-third interest in HCC. HCC is equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

Our President and Chief Executive Officer, Mr. Bill D. Otis, has been named Chairman of the Board of Directors and President of HCC. Ms. Barbara A.J. Bornhoft, our Vice-President and Chief Operating Officer, also serves on the Board of Directors of HCC.

The following table summarizes financial information of HCC for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues	$6,928,215	$7,087,494
Operating Income	1,598,683	1,871,824
Net Income	526,620	635,854

Note 13 – Pending Purchase of CATV Assets

On March 30, 2010, NU Telecom entered into an Asset Purchase Agreement under which, subject to the satisfaction or waiver of the conditions in the agreement, NU Telecom would acquire all of the assets of the CATV system, which serves approximately 1,200 customers, in and around Glencoe, Minnesota from Midcontinent Communications (MIDCO).

The proposed transaction is subject to customary closing conditions, regulatory approvals and approval of MIDCO partners. The transaction has been unanimously approved by the Board of Directors of NU Telecom and we currently expect to close in the second quarter of 2010. NU Telecom is funding the purchase with current cash reserves.

Note 14 – Subsequent Events

We have evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q.

On April 29, 2010, the Minnesota Department of Revenue completed their audit of our state tax returns for the years 2006, 2007 and 2008, respectively. The examination resulted in an additional tax liability plus interest of $8,236, $13,485 and $1,223 for 2006, 2007 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements. Factors that might cause differences include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q, and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by NU Telecom and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligations to update any forward-looking information, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and that may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2002, we expanded our geographic service area by competitively providing service as a CLEC in the city of Redwood Falls, Minnesota. This CLEC provides local telephone service, long distance service, dial-up and broadband Internet access, and video services using our facilities. In 2008, we completed our acquisition of HTC, adding both an ILEC and a CLEC to our portfolio of operations. We also sell and service other communications products.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, IP and digital TV. We also need capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Trends

In the first quarter of 2010, we continued to be affected by both increasing competition and the effects of the current United States economic decline. Despite the challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over internet protocol (VoIP) providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Over a one year period and as measured on March 31, 2010, access lines had decreased 530 or 1.8%, compared to access lines as of March 31, 2009. It should be noted that the 1.8% decline in access lines is well below the industry average.

As we experience access line losses, our network access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future network access revenue. Network access revenue may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change.

We have built a state-of-the-art broadband network and continue to increase connectivity speeds to customers, along with the bundling of our voice, Internet and video services, allowing us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and Internet protocol TV services (IPTV).

Financial results for the Telecom Segment for the three months ended March 31, 2010 and 2009, respectively, are included below:

Telecom Segment	Three Months Ended March 31,
	2010	2009
Operating Revenues
Local Service	$1,644,471	$1,820,226
Network Access	3,465,345	3,397,576
Video	1,078,219	1,065,263
Data	582,632	606,424
Long Distance	199,002	210,327
Bill Processing	2,099	6,260
Cellular	14,131	171,317
Other	895,974	1,168,423
Total Operating Revenues	7,881,873	8,445,816

Cost of Services, Excluding Depreciation and Amortization	2,727,160	3,218,464
Selling, General and Administrative	1,567,761	1,693,168
Depreciation and Amortization Expenses	2,461,615	2,347,878
Total Operating Expenses	6,756,536	7,259,510

Operating Income	$1,125,337	$1,186,306

Net Income	$671,695	$713,527

Capital Expenditures	$1,335,468	$1,377,686

Key metrics
Access Lines	28,954	29,484
Video Customers	9,383	9,427
Broadband Customers	9,301	9,073
Dial Up Internet Customers	1,339	2,086
Long Distance Customers	14,039	14,549

Revenue

Local Service – This recurring revenue is generated primarily through the sales of basic voice telephone services, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers and other miscellaneous local services. Local service revenue was $1,644,471, which is $175,755, or 9.7% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to a decrease in access lines of 530 or 1.8% from March 31, 2010 compared to March 31, 2009. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network Access – We receive a variety of fees and settlements to compensate us for the origination, transport and termination of calls and traffic on our network. These include the fees assessed to IXCs, subscriber line charges imposed on end-users and settlements from nationally administered revenue pools. Network access revenue was $3,465,345, which is $67,769, or 2.0% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to higher cost settlements and increased special network access revenues.

Video – We receive monthly recurring revenue from end-user subscribers for providing commercial TV programming. Video revenue was $1,078,219, which is $12,956, or 1.2% higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to a rate increase that we implemented in March 2010. In addition, in 2010, we launched IPTV services in New Ulm, Minnesota. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We receive monthly recurring revenue by providing dial-up and high speed Internet access to residential and business customers. Internet revenue was $582,632, which is $23,792, or 3.9% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily the result of a decrease in dial-up Internet customers. Despite the decline in data revenues and dial-up Internet customers, data operating margins have increased due to the increase in higher margin broadband customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services; expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per-call or flat-rate basis. This includes the provision of directory assistance and operator services. Long distance revenue was $199,002, which is $11,325, or 5.4% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease in revenue was primarily the result of the loss of 3.5% of our customer base from March 31, 2010 compared to March 31, 2009 as customers are utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs.

Bill Processing – We provide bill processing and collection as a service to other telephone service providers. We receive a fee for providing this service. The revenue received for these services has been declining as more providers are directly billing their customers and as we limit other telephone and enhanced service providers access to our billing services.

Cellular – Prior to September 1, 2009, we were an authorized agent for Alltel. As an authorized agent, we earned revenue through the sales and service of cellular phone and accessories. In addition, we received commissions for selling Alltel services. In the fourth quarter of 2009, we began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. Due to these changes in our cellular revenue structure starting in 2009, our cellular revenue was $14,131, which is $157,186, or 91.8% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Other Revenue – Other revenue consists primarily of sales of customer premise equipment (CPE), transport services, maintenance and adds/moves/change revenue. Other revenue was $895,974, which is $272,449, or 23.3% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to a decrease in CPE revenue as the result of the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $2,727,160, which is $491,304, or 15.3% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to lower costs associated with lower revenues and management efforts to contain costs in the current economic climate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,567,761, which is $125,407, or 7.4% lower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to management efforts to contain costs in the current economic climate.

Depreciation and Amortization

Depreciation and amortization was $2,461,615, which is $113,737, or 4.8% higher, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to $66,667 in additional quarterly amortization recognized as a result of management’s determination that our trade name intangible asset acquired with the purchase of HTC had become a definite-lived intangible asset as of December 31, 2009.

Operating Income

Operating income was $1,125,337, which is $60,969, or 5.1% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily due to a 6.7% decrease in operating revenues, which was offset by a 6.9% decrease in operating expenses, all of which are described above.

Other Income and Interest Expense

Interest expense decreased $66,832 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was primarily the result of lower outstanding debt balances and lower interest rates.

Interest income decreased $9,120 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As a result of the HTC acquisition, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

HCC investment income was $175,540, which is $36,411, or 17.2% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease reflects our equity portion of HCC net income. HCC operating net income was $526,620, which is $109,234, or 17.2% lower, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and was a result of declining revenues and decreased profitability.

Other investment income increased $14,994 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other investment income includes our equity ownerships in several partnerships and limited liability companies. We recorded $21,785 in income from equity investments for the three months ended March 31, 2010 compared to $6,791 in income for the three month ended March 31, 2009.

Other income for the three months ended March 31, 2010 and 2009 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2010 totaled $513,436 compared to $556,318 allocated and received in 2009. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Income Taxes

Income tax expense decreased $21,723 to $548,406 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The effective tax rates for March 31, 2010 and 2009 was 45.0% and 44.4%, respectively. The effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report income or loss each period from HCC’s operations. In the quarters ended March 31, 2010 and 2009, respectively, we reported income of $175,540 and $211,951, respectively, which reflect one-third ownership. As set forth in Note 12 – “Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, however, in the first quarter of 2010, HCC had revenues of $6.9 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended March 31,
	2010	2009

Proportionate Method:
Operating Revenues	$2,309,405	$2,362,498

Operating Expenses, Excluding Depreciation and Amortization	975,602	990,264
Depreciation and Amortization	800,909	748,293
Total Operating Expenses	1,776,511	1,738,557

Operating Income	532,894	623,941

Net Income	$175,540	$211,951

NU Telecom OIBITDA was $3,586,952 and $3,534,184 for the periods ending March 31, 2010 and 2009, respectively. If we included our proportionate share of HCC’s OIBITDA, NU Telecom OIBITDA would have increased to $4,920,755 and $4,906,418 for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009

NU Telecom Operating Income	$1,125,337	$1,186,306
NU Telecom Depreciation and Amortization	2,461,615	2,347,878

NU Telecom OIBITDA	$3,586,952	$3,534,184

HCC Operating Income	$532,894	$623,941
HCC Depreciation and Amortization	800,909	748,293

HCC OIBITDA	$1,333,803	$1,372,234

Combined OIBITDA	$4,920,755	$4,906,418

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

A recap of our net income, using the equity method to record earnings on our investment in HCC is contained in the following table.

	Three Months Ended March 31,
	2010	2009

Operating Revenues:	$7,881,873	$8,445,816

Operating Expenses, Excluding Depreciation and Amortization	4,294,921	4,911,632
Depreciation and Amortization Expenses	2,461,615	2,347,878
Operating Expenses	6,756,536	7,259,510

Operating Income	1,125,337	1,186,306

Interest Expense	(691,607)	(758,439)
Interest Income	71,609	80,729
HCC Investment Income	175,540	211,951
CoBank Patronage	513,436	556,318
Other Income (Expense)	25,786	6,791
Income Taxes	(548,406)	(570,129)

Net Income	$671,695	$713,527

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus shareholders’ equity) was $100,957,200 at March 31, 2010, reflecting 51.5% equity and 48.5% debt. This compares to a capital structure of $101,632,365 at December 31, 2009, reflecting 51.0% equity and 49.0% debt. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Cash Flows

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service, (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2010 were proceeds from cash generated from operations and cash reserves held at the beginning of the period.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

Cash Flows from Operations

Cash generated by operations for the three months ended March 31, 2010 was $2,702,124, compared to cash generated by operations of $760,811 for the three months ended March 31, 2009. The increase in cash flows provided by operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to changes in income taxes receivable and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to shareholders. Cash and cash equivalents at March 31, 2010 were $2,675,767, compared to $2,526,490 at December 31, 2009.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $1,399,253 for the three months ended March 31, 2010, compared to $1,514,865 used in investing activities for the three months ended March 31, 2009. Capital expenditures relating to on-going operations were $1,335,468 for the three months ended March 31, 2010 and $1,377,686 for the three months ended March 31, 2009. We expect total plant additions of approximately $5,000,000 in 2010. We will finance these upgrades through our existing working capital and cash flow from operations.

Cash Flows used in Financing Activities

Cash used in financing activities was $1,153,594 for the three months ended March 31, 2010. This included long-term debt repayments of $744,359 and dividends paid to shareholders of $409,235. Cash used in financing activities was $245,928 for the three months ended March 31, 2009, which was the result of long-term debt repayments of $134,385 and dividends paid to shareholders of $511,543, offset by the issuance of long-term debt of $400,000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $1,638,315 as of March 31, 2010 compared to working capital of $1,691,572 as of December 31, 2009. The ratio of current assets to current liabilities was 1.2 and 1.2 as of March 31, 2010 and December 31, 2009, respectively.

Dividends

We declared a quarterly dividend of $.08 per share for the first quarter of 2010, which totaled $409,235. We declared a quarterly dividend of $.10 per share for the first quarter of 2009, which totaled $511,543. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Our loan agreements have put restrictions on our ability to pay cash dividends to our shareholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At March 31, 2010, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

As of March 31, 2010, we had an unsecured loan in the amount of $41,965 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with our acquisition of HTC in 2008, NU Telecom and HTC, as NU Telecom’s new subsidiary, entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of March 31, 2010, see Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	April-December 2010	2011-2012	2013-2014	Thereafter
Deferred Compensation	$2,155,235	$355,839	$865,908	$133,137	$800,351
Long-term Debt	49,007,465	2,213,606	6,907,859	39,886,000	—
Interest on Long-term Debt (A)	11,475,158	2,009,136	5,099,717	4,366,305	—
Loan Guarantees	506,706	26,170	74,415	251,463	154,658
Operating Lease	51,345	22,005	29,340	—	—
Purchase Obligations (B)	—	—	—	—	—
Total Contractual Cash Obligations	$63,195,909	$4,626,756	$12,977,239	$44,636,905	$955,009

A.

Interest on long-term debt is estimated using rates in effect as of March 31, 2010. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.	Purchase obligations consist primarily of commitments incurred for capital improvements. There were no purchase obligations outstanding as of March 31, 2010.

Long-Term Debt

See Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information pertaining to our long-term debt.

Regulation

In March 2010, the FCC released the National Broadband Plan which contemplates significant changes to overall telecommunications policy in relation to access charges and underlying support. At this time, we cannot predict the outcome, timing or potential impact of these recommended changes.

New Accounting Developments

See Note 1 – “Basis of Presentation and Consolidation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of new accounting developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments to manage cash flow exposure to interest rate fluctuations. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $6.0 million of our variable-rate debt through March 2011 and $33.0 million of our variable-rate debt through March 2013. On June 23, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $3.0 million of our variable-rate debt through June 2011 and $3.0 million of variable-rate debt through June 2013. A summary of these agreements is contained in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in shareholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the quarter ended March 31, 2010, interest expense would have increased approximately $3,000.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

During our most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine litigation incidental to our business there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

See “Index to Exhibits” on page 32 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: May 12, 2010	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 12, 2010	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002