Form 10-Q
period 2010-06-30
NEW ULM TELECOM INC
filed 2010-08-12
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The total number of shares of the registrant’s common stock outstanding as of August 12, 2010: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Local Service	$1,682,748	$1,752,753	$3,327,219	$3,572,979
Network Access	3,165,919	3,515,851	6,631,264	6,913,427
Video	1,126,967	1,059,382	2,205,186	2,124,645
Data	593,708	609,651	1,176,340	1,216,075
Long Distance	141,106	185,477	340,108	395,804
Cellular	12,392	150,598	26,523	321,915
Other Non-Regulated	853,793	1,001,530	1,751,866	2,176,213
Total Operating Revenues	7,576,633	8,275,242	15,458,506	16,721,058

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,452,214	1,295,131	2,752,508	2,574,458
Cost of Video	996,054	918,487	1,987,311	1,879,095
Cost of Internet	257,350	350,080	477,007	679,414
Cost of Other Nonregulated Services	224,041	577,704	439,993	1,226,899
Depreciation and Amortization	2,477,384	2,374,379	4,938,999	4,722,257
Selling, General and Administrative	1,583,418	1,797,115	3,151,179	3,490,283
Total Operating Expenses	6,990,461	7,312,896	13,746,997	14,572,406

OPERATING INCOME	586,172	962,346	1,711,509	2,148,652

OTHER (EXPENSE) INCOME
Interest Expense	(696,133)	(713,398)	(1,387,740)	(1,471,837)
Interest Income	12,799	18,422	84,408	99,151
Interest During Construction	9,803	99,540	13,804	99,540
Equity in Earnings of Hector Investment	109,089	160,779	284,629	372,730
CoBank Patronage Dividends	—	—	513,436	556,318
Other Investment Income	55,720	3,662	77,505	10,453
Total Other Income (Expense)	(508,722)	(430,995)	(413,958)	(333,645)

INCOME BEFORE INCOME TAXES	77,450	531,351	1,297,551	1,815,007

INCOME TAXES	(65,684)	217,495	482,722	787,624

NET INCOME	$143,134	$313,856	$814,829	$1,027,383

BASIC AND DILUTED NET INCOME PER SHARE	$0.03	$0.06	$0.16	$0.20

DIVIDENDS PER SHARE	$0.08	$0.10	$0.16	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and Cash Equivalents	$2,145,012	$2,526,490
Receivables, Net of Allowance for Doubtful Accounts of $703,053 and $549,500	1,192,019	1,696,270
Income Taxes Receivable	1,057,803	2,355,672
Materials, Supplies, and Inventories	1,458,928	1,295,638
Deferred Income Taxes	951,513	953,968
Prepaid Expenses	497,460	255,698
Total Current Assets	7,302,735	9,083,736

INVESTMENTS & OTHER ASSETS:
Goodwill	29,992,294	29,516,324
Intangibles	23,183,431	24,216,886
Hector Investment	19,733,212	19,392,310
Other Investments	3,983,887	3,904,188
Other Assets	266,900	354,662
Total Investments and Other Assets	77,159,724	77,384,370

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	91,503,861	88,548,209
Other Property & Equipment	4,850,202	4,669,052
Video Plant	5,614,635	5,580,260
Total Property, Plant and Equipment	101,968,698	98,797,521
Less Accumulated Depreciation	64,769,817	61,030,271
Net Property, Plant & Equipment	37,198,881	37,767,250

TOTAL ASSETS	$121,661,340	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,207,965	$2,957,965
Accounts Payable	1,292,744	1,924,806
Other Accrued Taxes	185,174	187,932
Deferred Compensation	682,844	694,511
Other Accrued Liabilities	1,679,656	1,626,950
Total Current Liabilities	7,048,383	7,392,164

LONG-TERM DEBT, Less Current Portion	45,054,894	46,793,859

NONCURRENT LIABILITIES:
Loan Guarantees	498,234	514,666
Deferred Income Taxes	13,382,925	13,709,382
Other Accrued Liabilities	98,297	109,657
Financial Derivative Instruments	2,682,668	2,036,361
Deferred Compensation	1,347,513	1,798,726
Total Noncurrent Liabilities	18,009,637	18,168,792

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,180,209)	(1,851,735)
Retained Earnings	45,202,910	45,206,551
Total Stockholders’ Equity	51,548,426	51,880,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,661,340	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$814,829	$1,027,383
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,958,537	4,741,949
Undistributed Earnings of Hector Investment	(284,629)	(372,730)
Noncash Patronage Refund	(179,703)	(194,711)
Distributions from Equity Investments	—	35,251
Changes in Assets and Liabilities:
Receivables	506,124	301,156
Income Taxes Receivable	1,297,869	(1,266,149)
Inventories	(163,290)	6,782
Prepaid Expenses	(241,762)	5,179
Deferred Charges	—	20,222
Accounts Payable	(462,984)	274,075
Accrued Income Taxes	—	(1,570,860)
Other Accrued Taxes	(2,758)	(5,961)
Other Accrued Liabilities	41,346	(598,548)
Deferred Income Tax	3,910	265,688
Deferred Compensation	(462,880)	(551,836)
Net Cash Provided by Operating Activities	5,824,609	2,116,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,382,224)	(2,719,029)
Acquisition of Glencoe CATV System	(1,600,000)	—
Other, Net	83,572	(188,472)
Net Cash Used in Investing Activities	(3,898,652)	(2,907,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,488,965)	(269,004)
Issuance of Long-Term Debt	—	400,000
Dividends Paid	(818,470)	(1,023,087)
Net Cash Used in Financing Activities	(2,307,435)	(892,091)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(381,478)	(1,682,702)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,526,490	3,320,510

CASH AND CASH EQUIVALENTS at End of Period	$2,145,012	$1,637,808

Supplemental cash flow information:
Cash paid for interest	$1,378,252	$1,545,757
Net cash (received) paid for income taxes	$(842,000)	$3,368,336

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2009, AND
SIX MONTHS ENDED JUNE 30, 2010

			Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Total Equity
	Common Stock
	Shares	Amount

BALANCE on December 31, 2008	5,115,435	$8,525,725	$(2,229,103)	$45,405,280	$51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains of Equity Method Investee			175,900		175,900
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468

BALANCE on December 31, 2009	5,115,435	8,525,725	(1,851,735)	45,206,551	51,880,541

Net Income				814,829	814,829
Dividends				(818,470)	(818,470)
Unrealized Gains of Equity Method Investee			56,272		56,272
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(384,746)		(384,746)

BALANCE on June 30, 2010	5,115,435	$8,525,725	$(2,180,209)	$45,202,910	$51,548,426

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of New Ulm Telecom, Inc. (NU Telecom) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to these rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements and notes thereto, should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Revenues are earned from our customers primarily through the connection to our local network, commercial television programming and Internet services (both dial-up and high-speed). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Income Taxes
The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax bases. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences.

We account for income taxes in accordance with ASC Topic 740 – Income Taxes. As required by ASC Topic 740, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to eliminate accrued income taxes related to gains on our Midwest Wireless holdings sold in 2006. The above mentioned tax examination also resulted in an additional state tax liability plus interest of $8,236, $13,485 and $1,223 for 2006, 2007 and 2008, respectively.

Per ASC Topic 740, we had approximately $36,300 of unrecognized tax benefits at June 30, 2010 that, if recognized, would favorably affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2005 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At December 31, 2009 we had $32,804 accrued for interest or penalties related to income tax matters and at June 30, 2010, we had $6,567 accrued for interest or penalties related to income tax matters.

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

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Noncash Investing Activities

Noncash investing activities included $174,249 and $621,434 for the periods ended June 30, 2010 and 2009, respectively. These activities related to plant and equipment additions placed in service during the first six months of 2010 and 2009, respectively, and are recorded in our accounts payable at June 30, 2010 and 2009, respectively.

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

We amortize intangible assets with definite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of our identified intangible assets are as follows:

		June 30, 2010		December 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,230,785	$3,447,364	$19,230,785	$2,760,566
Regulatory Rights	15 yrs	4,000,000	666,663	4,000,000	533,333
Non-Competition Agreement	5 yrs	800,000	399,994	800,000	320,000
Trade Name	3 yrs	800,000	133,333	800,000	—
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,830,785	$4,647,354	$27,830,785	$3,613,899
			—
Net Identified Intangible Assets			$23,183,431		$24,216,886

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $1,033,454 and $900,121 for the six months ended June 30, 2010 and 2009, respectively.

Our total estimated amortization expense for the remaining six months of 2010 and the five years subsequent to 2010 is as follows:

•	(July 1 – December 31) - $1,033,360
•	2011 - $2,066,814
•	2012 - $2,066,814
•	2013 - $1,640,147
•	2014 - $1,640,147
•	2015 - $1,640,147

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

As of June 30, 2010, we were in compliance with the financial ratios in the loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we entered into interest rate swaps that effectively fix our interest rates and cover $45.0 million at a weighted average rate of 5.72%, as of June 30, 2010. The additional $10.0 million available under the credit facility remains subject to variable interest rates, with a current outstanding balance of $3.2 million at an effective weighted average interest rate of 2.8%, as of June 30, 2010.

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

As of June 30, 2010, we had the following interest rate swaps in effect.

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

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815 – Derivatives and Hedging. We have reflected the effect of these hedging transactions in the financial statements. We recognized an unrealized loss, net of tax, of $384,746 for the six months ended June 30, 2010 and an unrealized gain, net of tax, of $402,470 for the six months ended June 30, 2009. The unrealized loss and gain were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholders’ equity, into earnings on the consolidated statements of income.

We determined the fair value of our interest rate swap agreements at June 30, 2010 based on valuations received from CoBank, ACB. The fair value indicates an estimated amount we would receive or pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (Loss) on Derivative Instruments	$(311,673)	$875,615	$(646,307)	$676,080

Deferred Income Tax	122,160	(354,361)	261,561	(273,610)

Gain (Loss) Reported in Accumulated Other Comprehensive Income (Loss)	$(189,513)	$521,254	$(384,746)	$402,470

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

Note 8 – Guarantees

On January 30, 2004, we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019, made by American State Bank to FiberComm, LC. As of June 30, 2010, we had recorded a liability of $345,290 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009, maturing January 1, 2015, made by American State Bank to FiberComm, LC. As of June 30, 2010, we have recorded an additional liability of $152,944 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $498,234 of indebtedness of FiberComm, LC as of June 30, 2010. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

Note 9 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Compensation over the next five years includes deferred wages totaling $1,189,833 and continuation of employee benefits. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next five years is due to life-time employee benefits.

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

Telecom Segment Businesses

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom; and
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC – 16.26% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

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

Components of our comprehensive income consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$143,134	$313,856	$814,829	$1,027,383

Other Comprehensive Income (Loss):
Unrealized Gain of Equity Method Investee	54,305	143,649	56,272	136,083

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	(189,513)	521,254	(384,746)	402,470

Total Comprehensive Income	$7,926	$978,759	$486,355	$1,565,936

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

The following table summarizes financial information of HCC for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$6,729,580	$7,051,302	$13,657,795	$14,138,796
Operating Income	1,270,604	1,530,940	2,869,287	3,402,764
Net Income	327,268	482,337	853,888	1,118,191

Note 13 – Acquisition of Cable Television Assets (CATV)

On June 14, 2010, NU Telecom completed the acquisition of all of the assets of the CATV system located in and around Glencoe, Minnesota from Midcontinent Communications (MIDCO) for approximately $1.6 million pursuant to the Asset Purchase Agreement dated March 30, 2010. NU Telecom funded the purchase with current cash reserves. The acquisition resulted in the addition of approximately 1,200 connections to our video and Internet services.

The allocation of the purchase price for the CATV assets has been based on preliminary estimates of the asset’s fair values and further analysis and changes to those fair values may occur. ASC Topic 805 – Business Combinations, establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC Topic 350 – Intangibles – Goodwill and Other, provides that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

The preliminary allocation of the net purchase price of the CATV assets is shown below:

Property, plant and equipment	$1,124,010
Excess cost over net assets acquired (Goodwill)	475,970
Cash paid for acquisition	$1,600,000

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of the acquisition.

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

Results of Operations

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2002, we expanded our geographic service area by competitively providing service as a CLEC in the city of Redwood Falls, Minnesota. This CLEC provides local telephone service, long distance service, dial-up and broadband Internet access, and video services using our facilities. In 2008, we completed our acquisition of HTC, adding both an ILEC and a CLEC to our portfolio of operations. On June 14, 2010, we completed the acquisition of the assets of the CATV system operating in and around Glencoe, Minnesota, continuing the expansion of our service area. We also sell and service other communications products.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and commercial television programming. We also need capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Trends

In the first six months of 2010, we continue to be affected by both increasing competition and the effects of the current United States economic decline. Despite the challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over internet protocol (VoIP) providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Over a one year period and as measured on June 30, 2010, access lines had decreased 613 or 2.1%, compared to access lines as of June 30, 2009. It should be noted that the 2.1% decline in access lines is below the industry average.

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

We have built a state-of-the-art broadband network and continue to increase connectivity speeds to customers, along with the bundling of our voice, Internet and video services, allowing us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and Internet protocol television services (IPTV).

Financial results for the Telecom Segment are included below:

Telecom Segment	Three Months Ended June 30		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Local Service	$1,682,748	$1,752,753	$3,327,219	$3,572,979
Network Access	3,165,919	3,515,851	6,631,264	6,913,427
Video	1,126,967	1,059,382	2,205,186	2,124,645
Data	593,708	609,651	1,176,340	1,216,075
Long Distance	141,106	185,477	340,108	395,804
Bill Processing	5,749	8,572	7,848	14,832
Cellular	12,392	150,598	26,523	321,915
Other	848,044	992,958	1,744,018	2,161,381
Total Operating Revenues	7,576,633	8,275,242	15,458,506	16,721,058

Cost of Services, Excluding Depreciation and Amortization	2,929,659	3,141,402	5,656,819	6,359,866
Selling, General and Administrative	1,583,418	1,797,115	3,151,179	3,490,283
Depreciation and Amortization Expenses	2,477,384	2,374,379	4,938,999	4,722,257
Total Operating Expenses	6,990,461	7,312,896	13,746,997	14,572,406

Operating Income	$586,172	$962,346	$1,711,509	$2,148,652

Net Income	$143,134	$313,856	$814,829	$1,027,383

Capital Expenditures	$1,046,756	$1,341,343	$2,382,224	$2,719,029

	Six Months Ended June 30,
Key metrics	2010	2009
Access Lines	28,655	29,268
Video Customers	10,293	9,500
Broadband Customers	9,631	9,010
Dial Up Internet Customers	1,231	1,817
Long Distance Customers	14,044	14,436

Revenue

Local Service – This recurring revenue is generated primarily through the sales of basic voice telephone services, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers and other miscellaneous local services. Local service revenue was $1,682,748, which is $70,005, or 4.0% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $3,327,219, which is $245,760, or 6.9% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decreases were primarily due to a decrease in access lines of 613 or 2.1% from June 30, 2010 compared to June 30, 2009. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network Access – We receive a variety of fees and settlements to compensate us for the origination, transport and termination of calls and traffic on our network. These include fees assessed to IXCs, subscriber line charges imposed on end-users and settlements from nationally administered revenue pools. Network access revenue was $3,165,919, which is $349,932, or 10.0% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $6,631,264, which is $282,163 or 4.1% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. A decrease in access lines, which has resulted in lowering our overall minutes of use and IXCs optimizing their networks, thus lowering the demand for special access circuits, have all contributed to to the decline in the utilization of our network and the corresponding decrease in our revenues. In addition, our revenues were decreased by approximately $156,000 in the second quarter of 2010 due to NECA settlement true-ups and the settlement of a dispute with an IXC.

Video – We receive monthly recurring revenue from end-user subscribers for providing commercial television programming. Video revenue was $1,126,967, which is $67,585, or 6.4% higher in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $2,205,186, which is $80,541 or 3.8% higher in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was primarily due to a rate increase that we implemented in March 2010 and the addition of the Glencoe CATV system in June 2010. In addition, in 2010, we launched IPTV services in New Ulm, Courtland and Redwood Falls, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We receive monthly recurring revenue by providing dial-up and high speed Internet access to residential and business customers. Internet revenue was $593,708, which is $15,943, or 2.6% lower, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $1,176,340, which is $39,735 or 3.3% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily the result of a decrease in dial-up Internet customers. Despite the decline in data revenues and dial-up Internet customers, data operating margins have increased due to the increase in higher margin broadband customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services; expansion of service areas, including Glencoe, Minnesota, and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per-call or flat-rate basis. This includes the provision of directory assistance and operator services. Long distance revenue was $141,106, which is $44,371, or 23.9% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $340,108, which is $55,696 or 14.1% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in revenue was primarily the result of the loss of 2.7% of our customer base from June 30, 2010 compared to June 30, 2009 as customers are utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs.

Bill Processing – We provide bill processing and collection as a service to other telephone service providers. We receive a fee for providing this service. The revenue received for these services has been declining as more providers are directly billing their customers and as we limit other telephone and enhanced service providers access to our billing services.

Cellular – Prior to September 1, 2009, we were an authorized agent for Alltel. As an authorized agent, we earned revenue through the sales and service of cellular phone and accessories. In addition, we received commissions for selling Alltel services. In the fourth quarter of 2009, we began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. Due to these changes in our cellular revenue structure starting in 2009, our cellular revenue was $12,392, which is $138,206, or 91.8% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $26,523, which is $295,392, or 91.8% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Other Revenue – Other revenue consists primarily of sales of customer premise equipment (CPE), transport services, maintenance and adds/moves/change revenue. Other revenue was $848,044, which is $144,914, or 14.6% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $1,744,018, which is $417,363, or 19.3% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was primarily the result of a decrease in CPE revenue due to the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $2,929,659, which is $211,743, or 6.7% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $5,656,819, which is $703,047, or 11.1% lower in the six months ended June 30, 2010 compared to June 30, 2009. The decrease was primarily due to lower costs associated with lower revenues and management efforts to contain costs in the current economic climate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,583,418, which is $213,697, or 11.9% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $3,151,179, which is $339,104, or 9.7% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily due to management efforts to contain costs in the current economic climate.

Depreciation and Amortization

Depreciation and amortization was $2,477,384, which is $103,005, or 4.3% higher in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $4,938,999, which is $216,742, or 4.6% higher in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily due to $66,667 for the three months ended June 30, 2010 and $133,333 for the six months ended June 30, 2010 in additional amortization recognized as a result of management’s determination that our trade name intangible asset acquired with the purchase of HTC had become a definite-lived intangible asset as of December 31, 2009.

Operating Income

Operating income was $586,172, which is $376,174, or 39.1% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $1,711,509, which is $437,143, or 20.3% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The year-to-date decrease was primarily due to a 7.6% decrease in operating revenues, which was offset by a 5.7% decrease in operating expenses, all of which are described above.

Other Income and Interest Expense

Interest expense was $696,133, which is $17,265, or 2.4% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $1,387,740, which is $84,097, or 5.7% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was primarily the result of lower outstanding debt balances.

Interest income was $12,799, which is $5,623, or 30.5% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $84,408, which is $14,743, or 14.9% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

HCC investment income was $109,089, which is $51,690, or 32.1% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $284,629, which is $88,101, or 23.6% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease reflects our equity portion of HCC net income. HCC net income was $327,268, which is $155,069, or 32.1% lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and was $853,888, which is $264,303, or 23.6% lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decreases were a result of declining revenues and decreased profitability.

Other investment income increased $52,058 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and increased $67,052 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Other investment income includes our equity ownerships in several partnerships and limited liability companies. We recorded $55,720 in income from equity investments for the three months ended June 30, 2010 compared to $3,662 in income for the three month ended June 30, 2009 and recorded $77,505 in income from equity investments for the six months ended June 30, 2010 compared to $10,453 in income for the six months ended June 30, 2009.

Other income for the six months ended June 30, 2010 and 2009 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2010 totaled $513,436 compared to $556,318 allocated and received in 2009. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Income Taxes

NU Telecom recognized a tax benefit of $65,684 for the three months ended June 30, 2010 and income tax expense was $283,179 lower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Income tax expense decreased $304,902 to $482,722 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The effective tax rates for the six months ending June 30, 2010 and 2009 were 37.2% and 43.4%, respectively. The June 30, 2010 effective tax rate was lower due to the recognition of approximately $124,000 in net tax benefits, see Note 1 – “Basis of Presentation and Consolidation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Excluding the impact of the recognition of the tax benefit, the June 30, 2010 effective income tax rate would have been approximately 46.8%. The effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report net income or net loss each period from HCC’s operations. For the three months ended June 30, 2010 and 2009, respectively, we reported net income of $109,089 and $160,779, respectively. For the six months ended June 30, 2010 and 2009, respectively, we reported net income of $284,629 and $372,730, respectively. All reported net income amounts reflected our one-third ownership. As set forth in Note 12 – “Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, however, in the first six months of 2010 and 2009, respectively, HCC had revenues of $13.7 million and $14.1 million, respectively, that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues	$2,243,193	$2,350,434	$4,552,598	$4,712,932

Operating Expenses, Excluding Depreciation and Amortization	1,028,566	1,081,879	2,004,168	2,072,143
Depreciation and Amortization	791,092	758,241	1,592,001	1,506,534
Total Operating Expenses	1,819,658	1,840,120	3,596,169	3,578,677

Operating Income	423,535	510,314	956,429	1,134,255

Net Income	$109,089	$160,779	$284,629	$372,730

NU Telecom OIBITDA was $3,063,556 and $3,336,725 for the three months ended June 30, 2010 and 2009, respectively and was $6,650,508 and $6,870,909 for the six months ended June 30, 2010 and 2009, respectively. If we included our proportionate share of HCC’s OIBITDA, NU Telecom OIBITDA would have increased to $4,278,183 and $4,605,280 for the three months ended June 30, 2010 and 2009, respectively and $9,198,938 and $9,511,698 for the six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NU Telecom Operating Income	$586,172	$962,346	$1,711,509	$2,148,652
NU Telecom Depreciation and Amortization	2,477,384	2,374,379	4,938,999	4,722,257

NU Telecom OIBITDA	$3,063,556	$3,336,725	$6,650,508	$6,870,909

HCC Proportionate Operating Income	$423,535	$510,314	$956,429	$1,134,255
HCC Proportionate Depreciation and Amort	791,092	758,241	1,592,001	1,506,534

HCC Proportionate OIBITDA	$1,214,627	$1,268,555	$2,548,430	$2,640,789

Combined OIBITDA	$4,278,183	$4,605,280	$9,198,938	$9,511,698

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

A recap of our net income, using the equity method to record earnings on our investment in HCC is contained in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues:	$7,576,633	$8,275,242	$15,458,506	$16,721,058

Operating Expenses, Excluding Depreciation and Amortization	4,513,077	4,938,517	8,807,998	9,850,149
Depreciation and Amortization Expenses	2,477,384	2,374,379	4,938,999	4,722,257
Operating Expenses	6,990,461	7,312,896	13,746,997	14,572,406

Operating Income	586,172	962,346	1,711,509	2,148,652

Interest Expense	(696,133)	(713,398)	(1,387,740)	(1,471,837)
Interest Income	12,799	18,422	84,408	99,151
HCC Investment Income	109,089	160,779	284,629	372,730
CoBank Patronage	0	0	513,436	556,318
Other Income (Expense)	65,523	103,202	91,309	109,993
Income (Taxes) Benefit	65,684	(217,495)	(482,722)	(787,624)

Net Income	$143,134	$313,856	$814,829	$1,027,383

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $99,811,285 at June 30, 2010, reflecting 51.6% equity and 48.4% debt. This compares to a capital structure of $101,632,365 at December 31, 2009, reflecting 51.0% equity and 49.0% debt. Management believes adequate operating cash flows and other internal and external resources are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Cash Flows

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service, (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2010 were proceeds from cash generated from operations and cash reserves held at the beginning of the period.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

Cash Flows from Operations

Cash generated by operations for the six months ended June 30, 2010 was $5,824,609, compared to cash generated by operations of $2,116,890 for the six months ended June 30, 2009. The increase in cash flows provided by operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to changes in income taxes receivable and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to shareholders. Cash and cash equivalents at June 30, 2010 were $2,145,012, compared to $2,526,490 at December 31, 2009.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $3,898,652 for the six months ended June 30, 2010, compared to $2,907,501 used in investing activities for the six months ended June 30, 2009. On June 14, 2010 we completed the acquisition of the CATV system in and around Glencoe, Minnesota for $1,600,000. Capital expenditures relating to on-going operations were $2,382,224 for the six months ended June 30, 2010 and $2,719,029 for the six months ended June 30, 2009. We expect total plant additions of approximately $5,000,000 in 2010. We will finance these upgrades through our existing working capital and cash flow from operations.

Cash Flows used in Financing Activities

Cash used in financing activities was $2,307,435 for the six months ended June 30, 2010. This included long-term debt repayments of $1,488,965 and dividends paid to shareholders of $818,470. Cash used in financing activities was $892,091 for the six months ended June 30, 2009, which was the result of long-term debt repayments of $269,004 and dividends paid to shareholders of $1,023,087, offset by the issuance of long-term debt of $400,000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $254,352 as of June 30, 2010 compared to working capital of $1,691,572 as of December 31, 2009. The ratio of current assets to current liabilities was 1.0 and 1.2 as of June 30, 2010 and December 31, 2009, respectively. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends

We declared a quarterly dividend of $.08 per share for both the first and second quarters of 2010, which totaled $409,235 each quarter. We declared a quarterly dividend of $.10 per share for both the first and second quarters of 2009, which totaled $511,543 each quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs, both of which we expect to be funded with cash flow from operations.

Our loan agreements have put restrictions on our ability to pay cash dividends to our shareholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At June 30, 2010, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

As of June 30, 2010, we had an unsecured loan in the amount of $31,859 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with our acquisition of HTC in 2008, NU Telecom and HTC, as NU Telecom’s new subsidiary, entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of June 30, 2010, see Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	July-December 2010	2011-2012	2013-2014	Thereafter
Deferred Compensation	$2,030,357	$230,961	$865,908	$133,137	$800,351
Long-term Debt	48,262,859	1,469,000	6,907,859	39,886,000	—
Interest on Long-term Debt (A)	10,798,796	1,331,158	5,101,333	4,366,305	—
Loan Guarantees	498,234	17,698	74,415	251,463	154,658
Operating Lease	44,010	14,670	29,340	—	—
Purchase Obligations (B)	—	—	—	—	—
Total Contractual Cash Obligations	$61,634,256	$3,063,487	$12,978,855	$44,636,905	$955,009

A.

Interest on long-term debt is estimated using rates in effect as of June 30, 2010. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.	Purchase obligations consist primarily of commitments incurred for capital improvements. There were no purchase obligations outstanding as of June 30, 2010.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in shareholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the six months ended June 30, 2010, interest expense would have increased approximately $6,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

See “Index to Exhibits” on page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: August 12, 2010	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 12, 2010	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002