Form 10-K/A
period 2009-12-31
NEW ULM TELECOM INC
filed 2010-11-09
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A for New Ulm Telecom, Inc., (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 initially filed with the Securities and Exchange Commission (“the SEC”) on March 29, 2010 (the “Original Filing”).

This Amendment No. 1 Is being filed solely to correct a typographical error in the Report of the Independent Registered Public Accounting Firm for the December 31, 2009 consolidated financial statements of Hector Communications Corporation, a significant subsidiary of the Company. The typographical error occurred at page 86 of the Form 10-K.

We have also included an updated signature page and currently dated certifications from the Company’s Acting Chief Executive and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

TABLE OF CONTENTS

Item 15.   Exhibits and Financial Statements Schedules

(b) Separate financial statements of Hector Communications Corporation, a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

SIGNATURES

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
St. Paul, Minnesota March 25, 2010

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2009 AND 2008

ASSETS

CURRENT ASSETS:	2009	2008
Cash and cash equivalents	$1,415,260	$3,227,462
Accounts receivable (net of allowance of $70,748 and $72,833)	1,936,008	2,209,617
Income Taxes Receivable	153,521	—
Materials, supplies and inventories (Note 1)	609,616	579,251
Deferred income taxes	238,640	715,000
Other Current Assets	121,834	105,017
Total current assets	4,474,879	6,836,347

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 2)	50,872,133	45,377,089
less accumulated depreciation	(18,981,147)	(13,091,766)
Net property, plant and equipment	31,890,986	32,285,323

OTHER ASSETS:
Goodwill (Note 3)	60,191,264	60,191,264
Intangibles (Note 3)	32,520,200	35,619,800
Investment in unconsolidated affiliates (Note 5)	3,534,878	4,158,544
Other investments (Notes 1, 6 and 8)	3,916,454	3,877,656
Other assets (Note 1)	517,624	652,225
Total other assets	100,680,420	104,499,489
TOTAL ASSETS	$137,046,285	$143,621,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 8)	$4,900,000	$4,500,000
Accounts payable	998,901	755,021
Payable to affiliates	366,630	110,257
Accrued expenses	1,471,388	1,535,263
Fair Value of Interest Rate Swaps	—	1,211,586
Income taxes payable	—	1,961,676
Total current liabilities	7,736,919	10,073,803

LONG TERM DEBT, less current portion (Note 8)	54,250,030	59,949,725
DEFERRED INCOME TAXES (Note 7)	13,797,504	14,786,658
FAIR VALUE OF INTEREST RATE SWAPS (Note 9)	2,681,427	2,436,662
DEFERRED COMPENSATIONS (Note 10)	403,259	845,008
Total liabilities	71,132,220	78,018,053

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	6,095,616	3,975,471
Accumulated other comprehensive losses	(1,918,470)	(2,446,168)
Total Stockholders’ Equity	58,177,146	55,529,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,046,285	$143,621,159

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

Dated: November 9, 2010	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	November 9, 2010
James P. Jensen, Chair

/s/ Bill D. Otis	November 9, 2010
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	November 9, 2010
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Rosemary J. Dittrich	November 9, 2010
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier	November 9, 2010
Mary Ellen Domeier, Director

/s/ Paul W. Erick	November 9, 2010
Paul W. Erick, Director

/s/ Duane D. Lambrecht	November 9, 2010
Duane Lambrecht, Director

/s/ Perry L. Meyer	November 9, 2010
Perry Meyer, Director

/s/ Dennis E. Miller	November 9, 2010
Dennis Miller, Director