Form 10-Q
period 2010-09-30
NEW ULM TELECOM INC
filed 2010-11-12
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of the registrant’s common stock outstanding as of November 12, 2010: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Local Service	$1,720,909	$1,774,231	$5,048,128	$5,347,210
Network Access	3,448,325	3,330,982	10,079,589	10,244,409
Video	1,217,870	1,119,291	3,423,056	3,243,936
Data	612,121	688,261	1,788,461	1,904,336
Long Distance	183,176	181,883	523,284	577,687
Cellular	16,892	78,547	43,415	400,462
Other Non-Regulated	946,528	857,327	2,698,394	3,033,540
Total Operating Revenues	8,145,821	8,030,522	23,604,327	24,751,580

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,418,725	1,216,401	4,171,233	3,790,859
Cost of Video	1,073,610	902,891	3,060,921	2,781,986
Cost of Data	255,287	314,264	732,294	1,045,812
Cost of Other Nonregulated Services	365,961	477,282	805,954	1,652,047
Depreciation and Amortization	2,448,099	2,382,610	7,387,098	7,104,867
Selling, General and Administrative	1,560,605	1,604,955	4,711,784	5,095,238
Total Operating Expenses	7,122,287	6,898,403	20,869,284	21,470,809

OPERATING INCOME	1,023,534	1,132,119	2,735,043	3,280,771

OTHER (EXPENSE) INCOME
Interest Expense	(696,411)	(752,723)	(2,084,151)	(2,224,560)
Interest Income	3,244	(5,781)	87,652	93,370
Interest During Construction	17,066	64,037	30,870	163,577
Equity in Earnings of Hector Investment	154,241	167,550	438,870	540,280
Loss on Settlement of HTC Escrow	—	(506,993)	—	(506,993)
Gain on Sale of Equity Investments	4,338	941,766	4,338	941,766
CoBank Patronage Dividends	—	—	513,436	556,318
Other Investment Income	95,315	(47,601)	172,820	(37,148)
Total Other Income (Expense)	(422,207)	(139,745)	(836,165)	(473,390)

INCOME BEFORE INCOME TAXES	601,327	992,374	1,898,878	2,807,381

INCOME TAXES	270,547	478,015	753,269	1,265,639

NET INCOME	$330,780	$514,359	$1,145,609	$1,541,742

BASIC AND DILUTED NET INCOME PER SHARE	$0.06	$0.10	$0.22	$0.30

DIVIDENDS PER SHARE	$0.08	$0.08	$0.24	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and Cash Equivalents	$2,395,627	$2,526,490
Receivables, Net of Allowance for Doubtful Accounts of $775,746 and $549,000	1,219,525	1,696,270
Income Taxes Receivable	908,585	2,355,672
Materials, Supplies, and Inventories	1,575,665	1,295,638
Deferred Income Taxes	948,309	953,968
Prepaid Expenses	710,028	255,698
Total Current Assets	7,757,739	9,083,736

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,516,324
Intangibles	22,811,316	24,216,886
Hector Investment	19,937,890	19,392,310
Other Investments	4,070,675	3,904,188
Other Assets	256,988	354,662
Total Investments and Other Assets	76,783,969	77,384,370

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	91,492,858	88,548,209
Other Property & Equipment	5,094,855	4,669,052
Video Plant	6,749,797	5,580,260
Total Property, Plant and Equipment	103,337,510	98,797,521
Less Accumulated Depreciation	66,801,557	61,030,271
Net Property, Plant & Equipment	36,535,953	37,767,250

TOTAL ASSETS	$121,077,661	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,332,965	$2,957,965
Accounts Payable	1,230,296	1,924,806
Other Accrued Taxes	204,697	187,932
Financial Derivative Instruments	156,372	—
Deferred Compensation	674,927	694,511
Other Accrued Liabilities	1,969,380	1,626,950
Total Current Liabilities	7,568,637	7,392,164

LONG-TERM DEBT, Less Current Portion	44,195,394	46,793,859

NONCURRENT LIABILITIES:
Loan Guarantees	489,708	514,666
Deferred Income Taxes	13,493,970	13,709,382
Other Accrued Liabilities	92,617	109,657
Financial Derivative Instruments	2,427,648	2,036,361
Deferred Compensation	1,230,552	1,798,726
Total Noncurrent Liabilities	17,734,495	18,168,792

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(2,071,046)	(1,851,735)
Retained Earnings	45,124,456	45,206,551
Total Stockholders’ Equity	51,579,135	51,880,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,077,661	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,145,609	$1,541,742
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,416,405	7,134,328
Gain on Sale of Equity Investments	(4,338)	(941,766)
Undistributed Earnings of Hector Investment	(438,870)	(540,280)
Noncash Patronage Refund	(179,703)	(194,711)
Distributions from Equity Investments	—	235,251
Loss on Settlement of HTC Escrow	—	506,993
Changes in Assets and Liabilities:
Receivables	478,761	539,754
Income Taxes Receivable	1,447,087	(1,240,915)
Inventories	(256,069)	172,607
Prepaid Expenses	(454,330)	(39,644)
Deferred Charges	—	30,297
Accounts Payable	(462,631)	236,502
Accrued Income Taxes	—	(1,570,860)
Other Accrued Taxes	16,765	28,328
Other Accrued Liabilities	325,390	(620,729)
Deferred Income Tax	78,237	462,109
Deferred Compensation	(587,758)	(733,087)
Net Cash Provided by Operating Activities	8,524,555	5,005,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,596,845)	(4,033,768)
Proceeds from Sale of Equity Investments	4,338	1,890,000
Acquisition of Glencoe CATV System	(1,600,000)	—
Other, Net	(11,742)	(244,852)
Net Cash Used in Investing Activities	(5,204,249)	(2,388,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,223,465)	(2,294,004)
Issuance of Long-Term Debt	—	400,000
Dividends Paid	(1,227,704)	(1,432,322)
Net Cash Used in Financing Activities	(3,451,169)	(3,326,326)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,863)	(709,027)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,526,490	3,320,510

CASH AND CASH EQUIVALENTS at End of Period	$2,395,627	$2,611,483

Supplemental cash flow information:
Cash paid for interest	$2,055,901	$2,326,181
Net cash (received) paid for income taxes	$(795,000)	$3,670,090

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2009, AND
NINE MONTHS ENDED SEPTEMBER 30, 2010

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2008	5,115,435	$8,525,725	$(2,229,103)	$45,405,280	$51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains of Equity Method Investee			175,900		175,900
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468

BALANCE on December 31, 2009	5,115,435	8,525,725	(1,851,735)	45,206,551	51,880,541

Net Income				1,145,609	1,145,609
Dividends				(1,227,704)	(1,227,704)
Unrealized Gains of Equity Method Investee			106,710		106,710
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(326,021)		(326,021)

BALANCE on September 30, 2010	5,115,435	$8,525,725	$(2,071,046)	$45,124,456	$51,579,135

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. (NU Telecom) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Depreciation and Amortization Expense
Depreciation expense is computed using principally the straight-line method based on estimated service or remaining useful lives of various classes of depreciable assets. Amortization expense is computed using the straight-line method based on the lives of identified finite-lived intangible assets.

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

We account for income taxes in accordance with ASC Topic 740 – Income Taxes. As required by ASC Topic 740, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to eliminate accrued income taxes related to gains on our Midwest Wireless holdings sold in 2006. The above mentioned tax examination also resulted in an additional state tax liability plus interest of $22,944.

Per ASC Topic 740, we had approximately $36,300 of unrecognized tax benefits at September 30, 2010 that, if recognized, would favorably affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2005 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At December 31, 2009 we had $32,804 accrued for interest or penalties related to income tax matters and at September 30, 2010 we had $6,567 accrued for interest or penalties related to income tax matters.

Recent Accounting Developments

Effective February 10, 2010 we adopted Accounting Standards Update (ASU) 2010-09 – Subsequent Events, which provides amendments to ASC Topic 855 – Subsequent Events, removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU 2010-09 did not have a significant impact on our disclosures.

Issued in January, 2010 ASU 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures, that will provide more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in level 3 fair value measurement and (iv) the transfers between levels 1, 2 and 3. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material effect on our financial statements or our disclosures.

Issued in October, 2009 ASU 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, provides guidance for separating consideration in multiple-deliverable arrangements. The guidance will be effective for us January 11, 2011. We are currently assessing the impact of this guidance on our consolidated financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Noncash Investing Activities

Noncash investing activities included $111,448 and $426,740 for the periods ended September 30, 2010 and 2009, respectively. These activities related to plant and equipment additions placed in service during the first nine months of 2010 and 2009, respectively, and are recorded in our accounts payable at September 30, 2010 and 2009, respectively.

Note 3 – Fair Value Measurements

We have adopted the rules prescribed under ASC Topic 820 for our financial assets and liabilities. Our adoption of ASC Topic 820 did not affect our financial position, results of operations, liquidity or disclosures, as we did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 1, 2008. In accordance with ASC Topic 820, we elected to defer the adoption for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. This includes goodwill and non-financial long-lived assets that are measured at fair value in impairment testing. ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider (i) the principal or most advantageous market in which we would transact business related to those assets and liabilities, and (ii) the market-based risk measurements or assumptions, such as inherent risk, transfer restrictions and credit risk that market participants would use in pricing the asset or liability.

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

Debt – We estimate the fair value of our long-term debt based on the discounted future cash flows we expect to pay using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable for which the current carrying amounts approximate fair market value.

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

As required by ASC Topic 350, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. We completed our annual impairment test for acquired goodwill in the fourth quarter of 2009, which resulted in no impairment charges to goodwill.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of our identified intangible assets are as follows:

		September 30, 2010		December 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$3,793,807	$19,230,785	$2,760,566
Regulatory Rights	15 yrs	4,000,000	733,329	4,000,000	533,333
Non-Competition Agreement	5 yrs	800,000	439,993	800,000	320,000
Trade Name	3 yrs	800,000	200,000	800,000	—
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,978,445	$5,167,129	$27,830,785	$3,613,899
			—
Net Identified Intangible Assets			$22,811,316		$24,216,886

We periodically reassess the carrying value, useful lives and classifications of identifiable assets. Amortization expense related to the definite-lived intangible assets was $1,553,230 and $1,350,181 for the nine months ended September 30, 2010 and 2009, respectively.

Our total estimated amortization expense for the remaining three months of 2010 and the five years subsequent to 2010 is as follows:

•	(October 1 – December 31) - $519,339
•	2011 - $2,066,814
•	2012 - $2,066,814
•	2013 - $1,640,147
•	2014 - $1,640,147
•	2015 - $1,640,147

Note 5 – Secured Credit Facility

In connection with our acquisition of HTC, NU Telecom entered into a credit facility with CoBank, ACB. Under this credit facility, NU Telecom entered into Master Loan Agreements (MLA) and a series of supplements to those respective MLAs.

New Ulm and its respective subsidiaries also entered into security agreements under which substantially all of the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank, ACB as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements also put restrictions on the ability of NU Telecom to pay cash dividends to its shareholders. NU Telecom is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), is equal to or less than 3.50 to 1.00 and (b) in either case, if NU Telecom is not in default or potential default under the loan agreements.

As of September 30, 2010 we were in compliance with the financial ratios in the loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we have entered into interest rate swaps that effectively fix our interest rates and cover $45.0 million of our debt at a weighted average rate of 5.72%, as of September 30, 2010. The additional $8.5 million available under the credit facility remains subject to variable interest rates, with an outstanding balance of $2.5 million at an effective weighted average interest rate of 2.7%, as of September 30, 2010.

Note 6 – Interest Rate Swaps

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facilities with CoBank, ACB require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we entered into Interest Rate Swap Agreements with CoBank, ACB dated February 26, 2008. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

Pursuant to these interest rate swap agreements, we entered into interest rate swaps covering (i) $39.0 million of our aggregate indebtedness to CoBank, ACB effective March 19, 2008 and (ii) an additional $6.0 million of our aggregate indebtedness to CoBank, ACB effective June 23, 2008. These swaps effectively lock in the interest rate on (i) $6.0 million of variable-rate debt through March 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

As of September 30, 2010, we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T1	03/31/2011	$2,000,000	4.92% (LIBOR Rate of 2.67% plus 2.25% LIBOR Margin)

RX0583-T1	03/31/2013	$11,250,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

RX0583-T2	06/30/2011	$3,000,000	6.40% (LIBOR Rate of 4.15% plus 2.25% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus 2.25% LIBOR Margin)

RX0584-T1	03/31/2011	$4,000,000	5.17% (LIBOR Rate of 2.67% plus 2.50% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.76%; (LIBOR Rate of 3.26% plus 2.50% LIBOR Margin)

(1) As described in Note 5 – “Secured Credit Facility” to the Consolidated Financial Statement of this Quarterly Report on Form 10-Q, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.25% or 2.50% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815 – Derivatives and Hedging. We have reflected the affect of these hedging transactions in the financial statements. We recognized an unrealized loss, net of tax, of $326,021 for the nine months ended September 30, 2010 and an unrealized gain, net of tax, of $98,593 for the nine months ended September 30, 2009. The unrealized loss and gain were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in shareholders’ equity, into earnings on the consolidated statements of income.

We have determined the fair value of our interest rate swap agreements at September 30, 2010 based on valuations received from CoBank, ACB. The fair value indicates an estimated amount we would receive or pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain (Loss) on Derivative Instruments	$98,648	$(510,460)	$(547,659)	$165,620

Deferred Income Tax	(39,923)	206,583	221,638	(67,027)

Gain (Loss) Reported in Accumulated Other Comprehensive Income (Loss)	$58,725	$(303,877)	$(326,021)	$98,593

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

On June 30, 2009 NU Telecom entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009 NU Telecom completed the sale of its ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599 in the third quarter of 2009. The sale of these minority-owned investments allowed NU Telecom to monetize non-core investments. In addition, this transaction released NU Telecom from approximately $5.7 million in loan guarantees to Rural Telephone Finance Cooperative for loans to SHAL, LLC and En-Tel Communications, LLC. See Note 8 – “Guarantees” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding our guarantees.

Note 8 – Guarantees

On January 30, 2004 we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019 made by American State Bank to FiberComm, LC. As of September 30, 2010 we had recorded a liability of $338,416 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009 maturing January 1, 2015 made by American State Bank to FiberComm, LC. As of September 30, 2010 we have recorded an additional liability of $151,292 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $489,708 of indebtedness of FiberComm, LC as of September 30, 2010. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

Note 9 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Compensation over the next five years includes deferred wages totaling $1,057,583 and continuation of employee benefits. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next five years is due to life-time employee benefits.

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

Telecom Segment Businesses

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom; and
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC (BBV) – 16.26% ownership interest; and
	▪	Independent Emergency Services, LLC (IES) – 14.29% ownership interest.

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

Components of our comprehensive income consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$330,780	$514,359	$1,145,609	$1,541,742

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	50,438	(26,316)	106,710	109,767

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	58,725	(303,877)	(326,021)	98,593

Total Comprehensive Income	$439,943	$184,166	$926,298	$1,750,102

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2010. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for the discussion relating to commitments and contingencies.

Note 13 – Hector Communications Corporation

On November 3, 2006 we acquired a one-third interest in HCC. HCC is owned equally by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provides management and other operational services to HCC and its subsidiaries.

Our President and Chief Executive Officer, Mr. Bill D. Otis, has been named Chairman of the Board of Directors and President of HCC. Ms. Barbara A.J. Bornhoft, our Vice-President and Chief Operating Officer, also serves on the Board of Directors of HCC.

The following table summarizes financial information of HCC for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues	$7,108,154	$7,138,552	$20,765,949	$21,277,348
Operating Income	1,407,903	1,672,415	4,277,190	5,075,179
Net Income	462,721	502,648	1,316,609	1,620,839

Note 14 – Acquisition of Cable Television Assets (CATV)

On June 14, 2010 NU Telecom completed the acquisition of all of the assets of the CATV system located in and around Glencoe, Minnesota from Midcontinent Communications for approximately $1.6 million pursuant to the Asset Purchase Agreement dated March 30, 2010. NU Telecom funded the purchase with current cash reserves. The acquisition resulted in the addition of approximately 1,200 connections to our video and Internet services.

The allocation of the purchase price for the CATV assets has been based on the asset’s fair values. ASC Topic 805 – Business Combinations, establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC Topic 350 states that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

The allocation of the net purchase price of the CATV assets is shown below:

Current assets	$23,958
Property, plant and equipment	1,237,607
Customer relationship intangible	147,659
Excess cost over net assets acquired (Goodwill)	190,776
Cash paid for acquisition	$1,600,000

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of the acquisition. Based upon our final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $338,435. The estimated useful life of the customer relationships intangible asset is 14 years.

Note 15 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements. Factors that might cause differences include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.

Because of these risks, uncertainties, and assumptions and the fact that any forward-looking statements made by NU Telecom and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligations to update any forward-looking information, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2002, we expanded our geographic service area by competitively providing service as a CLEC in the city of Redwood Falls, Minnesota. This CLEC provides local telephone service, long distance service, dial-up and broadband Internet access, and video services using our facilities. In 2008, we completed our acquisition of HTC, adding both an ILEC and a CLEC to our portfolio of operations. On June 14, 2010 we completed the acquisition of the assets of the CATV system operating in and around Glencoe, Minnesota, continuing the expansion of our service area. We also sell and service other communications products.

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

Trends

During 2010, we continued to be affected by both increasing competition and the effects of the current United States economic decline. Despite the challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over Internet protocol providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Over a one year period and as measured on September 30, 2010, access lines had decreased 696 or 2.4%, compared to access lines as of September 30, 2009. It should be noted that the 2.4% decline in access lines is below the industry average.

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

We have built a state-of-the-art broadband network and continue to increase connectivity speeds to customers, along with the bundling of our voice, Internet and video services, allowing us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and IP television services (IPTV).

Financial results for the Telecom Segment for the three and nine months ended September 30, 2010 and 2009, respectively, are included below:

Telecom Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Local Service	$1,720,909	$1,774,231	$5,048,128	$5,347,210
Network Access	3,448,325	3,330,982	10,079,589	10,244,409
Video	1,217,870	1,119,291	3,423,056	3,243,936
Data	612,121	688,261	1,788,461	1,904,336
Long Distance	183,176	181,883	523,284	577,687
Bill Processing	3,266	6,712	11,114	21,544
Cellular	16,892	78,547	43,415	400,462
Other	943,262	850,615	2,687,280	3,011,996
Total Operating Revenues	8,145,821	8,030,522	23,604,327	24,751,580

Cost of Services, Excluding Depreciation and Amortization	3,113,583	2,910,839	8,770,402	9,270,705
Selling, General and Administrative	1,560,605	1,604,954	4,711,784	5,095,237
Depreciation and Amortization Expenses	2,448,099	2,382,610	7,387,098	7,104,867
Total Operating Expenses	7,122,287	6,898,403	20,869,284	21,470,809

Operating Income	$1,023,534	$1,132,119	$2,735,043	$3,280,771

Net Income	$330,780	$514,359	$1,145,609	$1,541,742

Capital Expenditures	$1,214,621	$1,314,739	$3,596,845	$4,033,768

	September 30,
Key metrics	2010	2009
Access Lines	28,428	29,124
Video Customers	10,152	9,530
Broadband Customers	9,659	9,060
Dial Up Internet Customers	1,109	1,662
Long Distance Customers	13,941	14,358

Revenue

Local Service – This recurring revenue is generated primarily through the sales of basic voice telephone services, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers and other miscellaneous local services. Local service revenue was $1,720,909, which is $53,322, or 3.0% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $5,048,128, which is $299,082, or 5.6% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decreases were primarily due to a decrease in access lines of 696 or 2.4% from September 30, 2010 compared to September 30, 2009 and customers canceling other features including call-waiting, caller identification, etc. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network Access – We receive a variety of fees and settlements to compensate us for the origination, transport and termination of calls and traffic on our network. These include fees assessed to IXCs, subscriber line charges imposed on end-users and settlements from nationally administered revenue pools. Network access revenue was $3,448,325, which is $117,343, or 3.5% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was largely due to increased interstate access revenue settlements for the three months ended September 30, 2010 compared to September 30, 2009. Network access revenue was $10,079,589, which is $164,820 or 1.6% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily due to a decrease in our network access revenues of approximately $156,000 in the second quarter of 2010 due to NECA settlement true-ups and the settlement of a dispute with an IXC. As our access lines decrease, our overall minutes of use decline and this, combined with IXCs optimizing their networks, thus lowering the demand for special access circuits, also could contribute to the decline in the utilization of our network and a corresponding decrease in our revenues.

Video – We receive monthly recurring revenue from end-user subscribers for providing commercial television programming. Video revenue was $1,217,870, which is $98,579, or 8.8% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $3,423,056, which is $179,120 or 5.5% higher in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increases were primarily due to rate increases and the addition of the Glencoe CATV system in June 2010. In addition, in 2010, we launched IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We receive monthly recurring revenue by providing dial-up and high speed Internet access to residential and business customers. Internet revenue was $612,121, which is $76,140, or 11.1% lower, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $1,788,461, which is $115,875 or 6.1% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decreases were primarily the result of a decrease in dial-up Internet customers of 553 customers, or 33.3%. Despite the decline in data revenues and dial-up Internet customers, data operating margins have increased due to the increase in higher margin broadband customers. In addition, with the acquisition the CATV system in Glencoe, we added approximately 300 broadband customers which also helped offset the loss of the dial-up Internet customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas, including Glencoe, Minnesota, and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per-call or flat-rate basis. This includes the provision of directory assistance and operator services. Long distance revenue was $183,176, which is $1,293, or 0.7% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily due to an increase in customer usage of our long distance services for the three months ended September 30, 2010 compared to September 30, 2009. Long distance revenue was $523,284, which is $54,403 or 9.4% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily the result of the loss of 2.9% of our customer base from September 30, 2010 compared to September 30, 2009, as customers are utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs.

Bill Processing – We provide bill processing and collection as a service to other telephone service providers. We receive a fee for providing this service. The revenue received for these services has been declining as more providers are directly billing their customers and as we limit other telephone and enhanced service providers access to our billing services.

Cellular – Prior to September 1, 2009, we were an authorized agent for Alltel. As an authorized agent, we earned revenue through the sales and service of cellular phone and accessories. In addition, we received commissions for selling Alltel services. In the fourth quarter of 2009, we began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. Due to these changes in our cellular revenue structure starting in 2009, our cellular revenue was $16,892, which is $61,655, or 78.5% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $43,415, which is $357,047, or 89.2% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Other Revenue – Other revenue consists primarily of sales of customer premise equipment (CPE), transport services, maintenance and adds/moves/change revenue. Other revenue was $943,262, which is $92,647, or 10.9% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily due to an increase in CPE revenue for the three months ended September 30, 2010 compared to September 30, 2009. Other revenue was $2,687,280, which is $324,716, or 10.8% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily the result of a decrease in CPE revenue due to the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,113,583, which is $202,744, or 7.0% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was primarily due to increased software and hardware maintenance expense associated with our new billing and accounting systems, which were implemented in the third quarter of 2009 and increased labor expense in 2010 as we had capitalized labor in 2009 associated with the implementation of our new billing and accounting systems. Cost of services (excluding depreciation and amortization) was $8,770,402, which is $500,303, or 5.4% lower in the nine months ended September 30, 2010 compared to September 30, 2009. This decrease was primarily due to management efforts to contain costs in the current economic climate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,560,605, which is $44,349, or 2.8% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $4,711,784, which is $383,453, or 7.5% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decreases were primarily due to management efforts to contain costs in the current economic climate.

Depreciation and Amortization

Depreciation and amortization was $2,448,099, which is $65,489, or 2.7% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $7,387,098, which is $282,231, or 4.0% higher in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. At December 31, 2009 NU Telecom management determined that our trade name intangible asset acquired with the purchase of HTC had become a definite-lived intangible asset. This resulted in the recognition of an additional $66,667 of amortization expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and an additional $200,000 recognized for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Operating Income

Operating income was $1,023,534, which is $108,585, or 9.6% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was due to a $223,884 or 3.2% increase in operating expenses, partially offset by a $115,299 or 1.4% increase in operating revenues. Operating income was $2,735,043, which is $545,728, or 16.6% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was due to a $1,147,253 or 4.6% decrease in operating revenues, partially offset by a $601,525 or 2.8% decrease in operating expenses, all of which are described above.

Other Income and Interest Expense

Interest expense was $696,411, which is $56,312, or 7.5% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $2,084,151, which is $140,409, or 6.3% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decreases were primarily the result of lower outstanding debt balances.

Interest income was $3,244, which is $9,025, or 156.1% higher in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Interest income was $87,652, which is $5,718, or 6.1% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

HCC investment income was $154,241, which is $13,309, or 7.9% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $438,870, which is $101,410, or 18.8% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our HCC investment income reflects our equity portion of HCC’s net income. HCC net income was $462,721, which is $39,927, or 7.9% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $1,316,609, which is $304,230, or 18.8% lower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was a result of declining revenues and decreased profitability.

Other investment income increased $142,916 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased $209,968 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Other investment income includes our equity ownerships in several partnerships and limited liability companies. We recorded $95,315 in income from equity investments for the three months ended September 30, 2010 compared to a $47,601 loss for the three month ended September 30, 2009 and recorded $172,820 in income from equity investments for the nine months ended September 30, 2010 compared to a $37,148 loss for the nine months ended September 30, 2009.

Our gain on the sale of equity investments for the nine months ended September 30, 2010 of $4,338 reflects our pro-rata share of the distribution of remaining amounts that had been held in a Trust Account to cover potential additional expenses (including audit, legal and miscellaneous expenses) in connection with the Midwest Wireless Holdings sale to Alltel Corporation. This distribution represents the final distribution of all remaining funds from the Midwest Wireless Holdings/Alltel transaction. Our gain on the sale of equity investments for the nine months ended September 30, 2009 of $941,766 resulted from a gain recognized through the sale of our equity ownerships in SHAL Networks, Inc.; Direct Communications, LLC and En-Tel Communications, LLC.

Other income for the nine months ended September 30, 2010 and 2009 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2010 amounted to $513,436, compared to $556,318 allocated and received in 2009. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Income Taxes

Income tax expense was $270,547, which is $207,468, or 43.4% lower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and was $753,269, which is $512,370, or 40.5% lower in the nine months ended September 30, 2010 compared to the three months ended September 30, 2009. The effective tax rates for the nine months ending September 30, 2010 and 2009 were 39.7% and 45.1%, respectively. The effective tax rate for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was lower due to the recognition of approximately $124,000 in net tax benefits, see Note 1 – “Basis of Presentation and Consolidation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Excluding the impact of the recognition of the tax benefit, the September 30, 2010 effective income tax rate would have been approximately 46.2%. The effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report net income or net loss each period from HCC’s operations. For the three months ended September 30, 2010 and 2009, we reported net income of $154,241 and $167,550, respectively. For the nine months ended September 30, 2010 and 2009, we reported net income of $438,870 and $540,280, respectively. All reported net income amounts reflect our one-third ownership. As set forth in Note 13 – “Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, however, in the first nine months of 2010 and 2009, HCC had revenues of $20.8 million and $21.3 million, respectively, that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues	$2,369,385	$2,379,517	$6,921,983	$7,092,449

Operating Expenses, Excluding Depreciation and Amortization	1,098,251	1,051,207	3,102,419	3,123,350
Depreciation and Amortization	801,833	770,839	2,393,834	2,277,373
Total Operating Expenses	1,900,084	1,822,046	5,496,253	5,400,723

Operating Income	469,301	557,471	1,425,730	1,691,726

Net Income	$154,241	$167,550	$438,870	$540,280

NU Telecom OIBITDA was $3,471,633 and $3,514,729 for the three months ended September 30, 2010 and 2009, respectively and was $10,122,141 and $10,385,638 for the nine months ended September 30, 2010 and 2009, respectively. If we included our proportionate share of HCC’s OIBITDA, NU Telecom’s combined OIBITDA would have increased to $4,742,767 and $4,843,039 for the three months ended September 30, 2010 and 2009, respectively and $13,941,705 and $14,354,737 for the nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

NU Telecom Operating Income	$1,023,534	$1,132,119	$2,735,043	$3,280,771
NU Telecom Depreciation and Amortization	2,448,099	2,382,610	7,387,098	7,104,867

NU Telecom OIBITDA	$3,471,633	$3,514,729	$10,122,141	$10,385,638

HCC Proportionate Operating Income	$469,301	$557,471	$1,425,730	$1,691,726
HCC Proportionate Depreciation and Amort	801,833	770,839	2,393,834	2,277,373

HCC Proportionate OIBITDA	$1,271,134	$1,328,310	$3,819,564	$3,969,099

Combined OIBITDA	$4,742,767	$4,843,039	$13,941,705	$14,354,737

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

A recap of our net income, using the equity method to record earnings on our investment in HCC is contained in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues:	$8,145,821	$8,030,522	$23,604,327	$24,751,580

Operating Expenses, Excluding Depreciation and Amortization	4,674,188	4,515,793	13,482,186	14,365,942
Depreciation and Amortization Expenses	2,448,099	2,382,610	7,387,098	7,104,867
Operating Expenses	7,122,287	6,898,403	20,869,284	21,470,809

Operating Income	1,023,534	1,132,119	2,735,043	3,280,771

Interest Expense	(696,411)	(752,723)	(2,084,151)	(2,224,560)
Interest Income	3,244	(5,781)	87,652	93,370
HCC Investment Income	154,241	167,550	438,870	540,280
Loss on Settlement of HTC Escrow	0	(506,993)	0	(506,993)
Gain on Sale of Equity Investments	4,338	941,766	4,338	941,766
CoBank Patronage	0	0	513,436	556,318
Other Income (Expense)	112,381	16,436	203,690	126,429
Income (Taxes) Benefit	(270,547)	(478,015)	(753,269)	(1,265,639)

Net Income	$330,780	$514,359	$1,145,609	$1,541,742

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $99,107,494 at September 30, 2010, reflecting 52.0% equity and 48.0% debt. This compares to a capital structure of $101,632,365 at December 31, 2009, reflecting 51.0% equity and 49.0% debt. Management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Cash Flows

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service, (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2010 were proceeds from cash generated from operations and cash and cash equivalents held at the beginning of the period. In addition, we currently have $6 million available under our revolving credit facility.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2010 and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

Cash Flows from Operations

Cash generated by operations for the nine months ended September 30, 2010 was $8,524,555, compared to cash generated by operations of $5,005,919 for the nine months ended September 30, 2009. The increase in cash flows provided by operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to changes in the timing of income taxes receivable and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to shareholders. Cash and cash equivalents at September 30, 2010 were $2,395,627, compared to $2,526,490 at December 31, 2009.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $5,204,249 for the nine months ended September 30, 2010, compared to $2,388,620 used in investing activities for the nine months ended September 30, 2009. Cash flows used in investing activities was lower in 2009 as we received proceeds of $1,890,000 from the sale of our interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications LLC to Iowa Telecom. On June 14, 2010 we completed the acquisition of the CATV system in and around Glencoe, Minnesota for $1,600,000. In addition, capital expenditures relating to other on-going operations were $3,596,845 for the nine months ended September 30, 2010, compared to $4,033,768 for the nine months ended September 30, 2009. We expect total plant additions to be approximately $5,000,000 in 2010. We plan to finance upgrades through the remainder of 2010 through our existing working capital and cash flow from operations.

Our current working capital was used to complete the acquisition of the CATV System in and around Glencoe, Minnesota. Other investing expenditures have been financed with cash flows from current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements.

Cash Flows used in Financing Activities

Cash used in financing activities was $3,451,169 for the nine months ended September 30, 2010. This included long-term debt repayments of $2,223,465 and dividends paid to shareholders of $1,227,704. Cash used in financing activities was $3,326,326 for the nine months ended September 30, 2009. This included long-term debt repayments of $2,294,004 and dividends paid to shareholders of $1,432,322, partially funded through the issuance of long-term debt of $400,000.

Working Capital

Working capital (i.e. current assets minus current liabilities) was $189,102 as of September 30, 2010 compared to working capital of $1,691,572 as of December 31, 2009. The ratio of current assets to current liabilities was 1.0 and 1.2 as of September 30, 2010 and December 31, 2009, respectively. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends

We declared a quarterly dividend of $.08 per share for the first, second and third quarters of 2010, which totaled approximately $409,235 each quarter. We declared a quarterly dividend of $.10 per share for both the first and second quarters of 2009, which totaled $511,543 for those two quarters; and a quarterly dividend of $.08 per share for the third quarter of 2009, which totaled approximately $409,235 for that quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs, both of which we expect to be funded with cash flows from operations.

Our loan agreements have put restrictions on our ability to pay cash dividends to our shareholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At September 30, 2010, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

As of September 30, 2010 we had an unsecured loan in the amount of $31,859 with the City of Redwood Falls, Minnesota that bears interest at 5% and matures on January 1, 2012.

In connection with our acquisition of HTC in 2008, NU Telecom and HTC, as NU Telecom’s new subsidiary, entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of September 30, 2010 see Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	October 1 - December 31 2010	2011-2012	2013-2014	Thereafter
Deferred Compensation	$1,905,479	$106,083	$865,908	$133,137	$800,351
Long-term Debt	47,528,359	734,500	6,907,859	39,886,000	—
Interest on Long-term Debt (A)	10,126,484	660,156	5,100,023	4,366,305	—
Loan Guarantees	489,708	9,172	74,415	251,463	154,658
Operating Lease	36,675	7,335	29,340	—	—
Purchase Obligations (B)	286,692	286,692	—	—	—
Total Contractual Cash Obligations	$60,373,397	$1,803,938	$12,977,545	$44,636,905	$955,009

A.

Interest on long-term debt is estimated using rates in effect as of September 30, 2010. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.

Purchase obligations consist primarily of commitments incurred for capital improvements. We have a contract for plant upgrades in Glencoe, Minnesota. Other than this contract, there were no purchase obligations outstanding as of September 30, 2010.

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

Recent Accounting Developments

See Note 1 – “Basis of Presentation and Consolidation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008 we executed interest-rate swap agreements, effectively locking in the interest rate on $6.0 million of our variable-rate debt through March 2011, and $33.0 million of our variable-rate debt through March 2013. On June 23, 2008 we executed interest-rate swap agreements, effectively locking in the interest rate on $3.0 million of our variable-rate debt through June 2011, and $3.0 million of variable-rate debt through June 2013. A summary of these agreements is contained in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in shareholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2010 interest expense would have increased approximately $9,000.

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

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See “Index to Exhibits” on page 34 of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 12, 2010	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 12, 2010	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002