Form 10-K
period 2010-12-31
NEW ULM TELECOM INC
filed 2011-03-28
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2010
or

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, $1.66 par value, outstanding as of March 25, 2011 was 5,115,435. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2010 was $26,636,913 based on the closing sale price of $5.50 per share on The OTC Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2010 Annual Report on Form 10-K (Report) and other documents filed by New Ulm Telecom, Inc. (NU Telecom) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” beginning on page 13.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by NU Telecom and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made, which is the filing date of this Form 10-K. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Website Access to SEC Reports

NU Telecom’s Website at www.nutelecom.net provides information about NU Telecom’s products and services, along with general information about NU Telecom and its management, financial results and press releases. Copies of NU Telecom’s most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit NU Telecom’s Website noted above and select “Company Info – Investors,” or call (507) 354-4111. The SEC also maintains a Website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

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

Company Overview and History

General Development of Business

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 106 years of experience in the local telephone exchange business. We operate in one principal business segment: the Telecom Segment.

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

On June 30, 2009 we entered into an Equity Securities Purchase Agreement with Iowa Telecommunications Services, Inc. (Iowa Telecom) under which we agreed to sell our equity ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009, we announced that we had completed the sale to Iowa Telecom of these equity ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500. Additional information on this disposition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. In addition, we were released from loan guarantees related to these entities. See Note 13 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The sale of these minority-owned investments allowed us to monetize our non-core investments.

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

Prior to October 2, 2006, we had a 9.88% subsidiary equity ownership interest in Midwest Wireless Holdings (MWH), which provided wireless telephone services to customers in Minnesota, Iowa and Wisconsin. On November 17, 2005, MWH and Alltel Corporation (Alltel) entered into a definitive purchase agreement under which Alltel agreed to purchase MWH. The total compensation to be paid by Alltel was $1.075 billion, including payments to MWH stockholders and minority interest holders in MWH properties as well as the assumption of MWH’s outstanding debt. The transaction was completed on October 2, 2006. We received 90% of our share of the gross proceeds or approximately $74.0 million on October 6, 2006. We received our remaining share of the gross proceeds held in escrow in April 2007 (approximately $3.1 million) and January 2008 (approximately $5.1 million).

As of December 31, 2010 we also held:

●	A 25.18% subsidiary equity ownership interest in FiberComm, LC, which is a CLEC located in Sioux City, Iowa;

●	A 16.26% subsidiary equity ownership interest in Broadband Visions, LLC, which provides video headend and Internet services; and

●	A 14.29% subsidiary equity ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

Our operations are currently conducted through the following subsidiaries:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc. (New Ulm), the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company (WTC), a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company (PTC), a wholly-owned subsidiary of New Ulm;
●	CLECs:
	▪	New Ulm, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC – 16.26% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

We report the business operations of our four ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates four ILECs (New Ulm, HTC, PTC and WTC) and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), while PTC is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2010 we serve approximately 28,200 access lines in the Minnesota communities of New Ulm, Courtland, Klossner, Searles, Redwood Falls (city only), Springfield, Sanborn, Hutchinson and Litchfield (city only), as well as the adjacent rural areas of Brown, Nicollet, Blue Earth, Redwood, McLeod and Meeker counties in south central Minnesota. In addition, we provide telephone services for the community of Aurelia, Iowa. The Telecom Segment also operates multiple CATV systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Hutchinson, Litchfield, Glencoe, Cologne, Mayer and New Germany) and one CATV system in Aurelia, Iowa. These CATV systems serve approximately 10,100 customers.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for the provisioning of commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve ten communities with our digital TV services and five communities with our CATV services.

Data – We provide Internet services, including dial-up and high-speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and web hosting services.

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

The long-range effect of competition on the delivery of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Past federal and state legislation have tended to expand competition in the telecommunications industry.

Alternatives to our service, include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services also permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to increase operating efficiencies and to provide new services to our new and existing customer base. These new technologies include the latest release of digital switching technology on all of our ILEC switches and the installation of a new Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in case of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to over 92% of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 92% of our access lines.

We currently compete as a CLEC in the cities of Redwood Falls, Minnesota and Litchfield, Minnesota. Qwest is the existing ILEC in these markets. NU Telecom entered the Redwood Falls market as a CLEC in September of 2002, while HTI operates as a CLEC in the Litchfield market. Competition also currently exists in the other communities and areas served by our ILECs for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We are also experiencing competition in the Minnesota communities of New Ulm, Redwood Falls, Springfield, Glencoe, Hutchinson and Litchfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Redwood Falls, Springfield, Hutchinson and Litchfield markets. Several other communications providers also compete with us in our markets in providing Internet services. Our ILECs and CLECs have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer satisfaction.

We are experiencing competition for some of our other services from IXCs, such as customer billing services, dedicated private lines and network switching. The provisioning of these services is contractual in nature and is primarily directed by the IXCs. Other services, such as directory advertising, operator services and cellular communications are open to competition, based primarily on service and customer experience.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. At this time, we cannot predict the outcome of any of these developments or their potential impact on us. Regulation can change rapidly in the telecommunications industry and these -changes may have an adverse effect on us in the future. See Part I – Item 1A - “Risk Factors – Risks Related to Regulations” for a further discussion of the risks associated with regulatory change.

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

Our CLEC businesses provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The Federal Communications Act of 1934 also requires FCC approval before we can transfer control of operating companies, assign, acquire or transfer licenses or authorizations issued by the FCC, or before we discontinue any interstate service. The TA96 amended the Federal Communications Act of 1934 and has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers (LECs) for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. The lower per-minute-of-use access rate, combined with overall lower minutes of use on our network due to competition, has resulted in a decrease in network access revenue that may continue. Traffic sensitive interstate rates were last established in June 2009 for the period from June 30, 2009 through July 1, 2011.

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

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking on reform of intercarrier compensation and the high-cost support components of the Universal Service Fund (USF). We participate in evaluating and influencing proposed reforms through our industry associations and affiliations. It is possible that our ILECs could experience a change in revenue if intercarrier compensation reform were to be adopted by the FCC. There is no definite timeline for the FCC to act, so it is not possible for us to predict when any change in revenue will occur or the extent of the impact.

The MPUC has considered intrastate access reform and universal service for several years, but has not yet taken action. In September 2008, the IUB issued an inquiry docket regarding establishing a state USF in Iowa and in January 2009, the IUB ordered rate reductions in the rates of a tariff filed on behalf of numerous ILECs by a state trade association. This ruling has affected our PTC ILEC state access revenues. We are actively participating in access reform proceedings in the regulatory and legislative arenas on both the state and federal level. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

In recent years, IXCs and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to their network traffic. A prime example of this is the claim that companies who provide VoIP technology services are exempt from having to pay access charges. In 2005, the FCC ruled that it was impossible to separate VoIP traffic into interstate and intrastate jurisdictions, and therefore, VOIP providers would be regulated by the FCC and not by state regulatory commissions. In January 2009, the FCC declined to declare Internet Protocol (IP) traffic as exempt from access charges. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or directly with the LECs. To date, no long distance or other carriers have made a claim to us contesting the applicability of access charges on VoIP traffic. We cannot predict the likelihood of future claims and cannot estimate the impact.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of switched networks, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs has decreased and we project that this decline will continue. For the years ended December 31, 2010, 2009 and 2008, respectively, carrier access revenue represented approximately 16.3%, 17.5% and 18.8% of our operating revenue.

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

●

High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This program has the most direct impact on our operating companies;

●	Low-Income Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees, respectively, with eligibility based on subscriber income;

●	Rural Health Care Providers program that support telecommunications services used by rural health care providers and provides them with toll free access to an Internet service provider; and

●	Schools and Libraries program, also called the E-Rate program, that provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

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

We cannot predict the outcome of any FCC rulemaking or pending legislation. The outcome of any of these proceedings or other legislative or regulatory changes could affect the amount of universal support received by our ILECs. For the years ended December 31, 2010, 2009 and 2008, respectively, FUSF payments represented 8.7%, 6.3% and 5.4% of our total revenue.

The TA96 and Local Competition

The primary goal of the TA96 and the FCC’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The TA96 imposes a number of requirements on all local telecommunications providers that including:

●	To interconnect directly or indirectly with other carriers;

●	To allow others to resell services;

●	To provide for number portability to allow end-users to retain their telephone number when changing providers;

●	To ensure dialing parity;

●	To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services; and

●

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

National Broadband Plan

In March, 2010, the FCC proposed the National Broadband Plan, which contemplates significant changes to overall telecommunications policy in relation to access charges and underlying support. At this time, we cannot predict the outcome, timing or potential impact of these recommended changes.

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

Employees

As of March 1, 2011 we had 131 full-time equivalent employees.

Intellectual Property

We do not consider our trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2011, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer	53
	– New Ulm Telecom, Inc.

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer	54
	and Corporate Secretary – New Ulm
	Telecom, Inc.

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	44
	– New Ulm Telecom, Inc.

Our executive officers are elected annually and serve at the discretion of our Board of Directors. Mr. Otis, President and Chief Executive Officer and Ms. Bornhoft, Vice-President, Chief Operating Officer and Corporate Secretary, have written employment contracts. Our other executive officer is not employed pursuant to a written employment contract. There are no familial relationships between any director and executive officers.

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

Ms. Bornhoft has been Vice President, Chief Operating Officer and Corporate Secretary since 1998. Ms. Bornhoft has been employed with us since 1990. Ms. Bornhoft also serves as a Board Director for HCC and Broadband Visions, LLC, in addition to serving as President for both Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Mr. Kawlewski has been Chief Financial Officer and Treasurer since 2009. Mr. Kawlewski also serves as Chief Financial Officer and Treasurer for Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Item 1A.	Risk Factors.

Our businesses face many risks, the most important of which we attempt to describe in the following section. If any of the events or circumstances described in the following risks actually occurred, our business financial condition or results of operations may suffer and affect the trading price of our stock.

Risks Related to Our Business and Our Industry

Unfavorable general economic conditions in the United States could negatively affect our operating results and financial condition. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forgo purchases of our products and services. We have, for example, noticed a reduction in our local services and network access product lines as customers are deferring capital investments and moving to other communication options. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Related to our Indebtedness and Our Capital Structure,” due to increased financing credit restrictions by banks and other lending institutions, we may not be able to refinance our maturing debt at terms that are as favorable as our current terms or at terms that are acceptable to us, or at all. For these reasons, among others, if the current economic conditions decline, they could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

The telecommunications industry is generally subject to substantial regulatory changes, rapid development and introduction of new technologies and intense competition that could cause us to suffer price reductions, reduced operating margins or loss of market share. The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

●	Substantial regulatory change due to the passage and implementation of the TA96, which included changes designed to stimulate competition for both local and long distance telecommunications services;

●	Rapid development and introduction of new technologies and services;

●	Increased competition within established markets from current and new market entrants that may provide competing or alternative services;

●	The distortion of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, CATV, data and Internet services; and

●	An increase in mergers and strategic alliances that allow telecommunications providers to offer increased services or access to wider geographic markets.

Some of these changes have resulted in increased competition, decreased rates and decreased profitability in our traditional wireline local exchange business. We cannot ensure that further changes will not adversely affect our business.

The telecommunications industry is highly competitive and increased competition in our core business segment may have an adverse effect. The TA96 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as a CLEC in several other markets. As most of our markets are primarily rural, we have historically experienced limited competition; however, other telecommunications carriers have the authority under this legislation to provide new networking routes, points of interconnection, technology or signaling protocol, creating competition that could have a material adverse effect on our profitability. Many of our voice and data competitors, such as CATV operators, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. This increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. Although we attempt to differentiate our products and services through technology, reputation, service and price, competition has increased in our markets. This competition has affected our profitability in the past and we cannot ensure that it will not continue to affect our profitability in the future.

The above competition may lead to a loss of revenues and profitability as a result of numerous factors, including but not limited to:

●	Loss of customers;

●	Reduced usage of our network by our existing customers who may use alternative providers for long distance and data services;

●	Reductions in our prices to maintain our current customer base in order to meet competitive pressures; and

●	Increases in marketing expenditures and other costs to secure new customers.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions, in each case, before any attractive candidates are purchased by other parties, some of who may have greater financial resources than us. Whether or not any particular acquisition is closed successfully, these activities are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. We may face unexpected challenges in receiving any required approvals from the FCC or other applicable state regulatory commissions, which could result in the delay or our not being able to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

If we are successful in closing acquisitions, we would face several risks associated with the integration of that acquisition’s operations into our current operations. In addition, any due diligence we perform may not prove to have been accurate. For example, we may face unexpected difficulties in entering markets in which we have little or no direct experience or in generating unexpected revenue and cash flow from the acquired companies or assets.

If we do pursue an acquisition or a strategic transaction and any of these risks materialize, they could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital, service and repay our indebtedness and leave sufficient funds to pay dividends.

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

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services, such as the ability of our CLEC businesses, one that we initiated in 2002 in the City of Redwood Falls, MN, and the other acquired with the HTC acquisition in Litchfield, MN in 2008, to provide CLEC services in those new markets. Our success is also dependent on our ability to offer bundled service packages on terms attractive to our customers and our ability to successfully expand our service offerings into other geographical locations. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. In addition, our new products and services may not meet with market acceptance or be profitable. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, experience any significant delays in product development or introduction, or if any of our relationships with our vendors deteriorate significantly, our business operating results and financial condition could be materially adversely affected.

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

Consolidation among our customers could result in our losing customers or experiencing a slowdown as integration takes place. Consolidation may affect our business as our customers focus on integrating their operations. We believe that customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and services. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment or consolidate their circuits or network routing. After a consolidation occurs, there is no assurance that we will be selected to continue to supply equipment or network services to the surviving customer. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

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

We may have unanticipated increases in capital spending, operating or administrative costs, or seek new business opportunities that require significant up-front investments. We operate in cash-flow-dependent businesses. Our existing networks require large capitalized up-front investments for growth and maintenance. Our operating expenses, in the form of payroll for a highly trained workforce and the maintenance cost of communications networks are large uses of cash. Our debt service obligation and any dividends to stockholders also require significant cash each year. New business development may require additional up-front investment in assets and funding of early stage operating losses. Although we establish financial plans to attempt to ensure cash is adequate to fund operations, a sudden unanticipated increase in cash outflow after we have already initiated our business plans could alter our future business plans and could possibly affect our growth or ability to maintain our current network infrastructure.

Risks Related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that affect the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further affecting our operating costs or capital requirements or that is otherwise adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact these developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, potentially causing us to lose customers to competitors and decrease our revenue or increase our costs, thus decreasing our profitability.

Legislative or regulatory changes could reduce the revenue our ILEC or CLEC operations receive from network access charges. Access charges that are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 16.3% of our total revenue in 2010. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of their traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs of our ILEC and CLEC operations.

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

We believe that there has been a general increase in the unauthorized use of telecommunications providers’ networks without payment of appropriate access charges, or so-called “phantom traffic,” due in part to advances in technology that have made it easier to use networks while also avoiding payment for traffic. As a general matter, we believe this phantom traffic is due to unintended usage and, in some cases, fraud. While we perform revenue assurance tests regularly, we are at risk for potential claims made against us contesting the applicability of network access charges. If there is a successful dispute or avoidance of the applicability of network access charges, our revenue could decrease causing a material impact to our operations.

Legislative or regulatory changes could reduce or eliminate the governmental support we receive. The federal system of support, from which we derive a portion of our revenue, is subject to modification. Our ILEC operations receive significant federal support payments.

●	For the year ended December 31, 2010 we received an aggregate of $2,784,420 from the FUSF that comprised 8.7% of our revenue for the year;

●	For the year ended December 31, 2009 we received an aggregate of $2,048,646 from the FUSF that comprised 6.3% of our revenue for the year; and

●	For the year ended December 31, 2008 we received an aggregate of $1,886,668 from the FUSF that comprised 5.4% of our revenue for the year.

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

Our operations are subject to environmental, health and safety laws and regulation that increase our costs of operations and could subject us to liability. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety that could adversely affect our profitability. We operate under a number of environmental and health and safety laws, including laws and regulations governing and creating liability to the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. We are subject to environmental laws and regulations governing air emissions from our fleets of vehicles. As a result, we face several risks, including the following:

●

Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and the remediation of any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites;

●	The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral;

●	We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination;

●	The cost of complying with existing environmental requirements could be significant;

●

Adoption of new environmental laws, regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities;

●

Future acquisition of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters; and

●

In addition, environmental laws regulating wetland, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities; delay, alter or interfere with such plans; or otherwise adversely affect such plans.

In addition we are subject to environmental, health and safety laws regulating air emissions, storm water management and other issues arising in our business. While these obligations do not normally impose material costs upon our operations, unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. Furthermore, environmental laws and regulations change frequently and may require additional investment to maintain compliance. Noncompliance with existing, or adoption of more stringent, environmental or health and safety laws and regulations or the discovery of previously unknown contamination could require us to incur costs or become the basis of new or increased liabilities that could be material.

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

We do not anticipate that climate change-related laws and regulations would directly limit the emissions of GHG by our operations. We could, however, be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs that would represent the amount of GHG we emit. The expected controls on GHG emissions are likely to increase the costs of electricity or fossil fuels, and these cost increases could materially increase our cost of operations or limit the availability of electricity or emergency generator fuels. The physical effects of climate change, including extreme weather conditions such as increased snowfall or rain, or heat waves, could materially increase our costs of operation due to, for example, an increase in our energy use in order to maintain the temperature and internal environment of our facilities necessary for our operations. To the extent any environmental laws enacted or regulations passed by the United States, or any domestic or foreign jurisdiction in which we perform business, impose new or unexpected costs, our business, results of operations or financial condition may be adversely affected.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or a general lack of availability of electrical resources. Our facilities are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources.

Power outages, such as those that occurred in California during 2001, in the Northeast in 2003, and from the tornados on the United States east coast in 2004, could harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely, even with those protections in place.

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

Risks Related to Our Indebtedness and Our Capital Structure

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2010 we had approximately $46.8 million of debt outstanding, of which approximately $43.3 million is long-term debt. The debt is secured by assets of NU Telecom and its subsidiaries. The assets have been pledged to CoBank, ACB for performance under the loans. In addition, NU Telecom and its subsidiaries have guaranteed all the obligations under the credit facility. The loan agreements place restrictions on us, including adhering to specified financial ratios, and places restrictions on our ability to pay cash dividends to our stockholders if we fail to comply with all loan covenants. At December 31, 2010 we were in compliance with all loan covenants and have achieved all acceptable financial ratios outlined in the loan agreements. Our level of debt could have significant consequences to our business, including the following:

●

Depending on interest rates and debt maturities, a substantial portion of our cash flow from operations could be dedicated to paying principal and interest on our debt, thereby reducing funds available for our acquisition strategy, capital expenditures or other purposes;

●	A significant amount of debt could make us more vulnerable to changes in economic conditions or increases in prevailing interest rates;

●	Our ability to obtain additional financing for acquisitions, capital expenditures or for other purposes could be impaired;

●

The increase in the amount of debt we have outstanding increases the risk of non-compliance with some of the covenants in our debt agreements that require us to maintain specified financial ratios; and

●	We may be more leveraged than some of our competitors that may result in a competitive disadvantage.

We cannot ensure that we will generate sufficient revenue to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs, compete successfully in our markets or pay dividends to our stockholders.

We may not be able to refinance our current debt on favorable terms. Most of the indebtedness under our credit facility matures in 2014 and we anticipate refinancing at that time. Due to turmoil in the credit markets and the economic conditions impacting our business, we may not be able to refinance maturing debt on terms that are as favorable as those currently in effect, on terms that are acceptable to us or at all.

If we seek additional financing, we may not be able to obtain favorable terms, or at all, and our stockholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our ability to generate net cash flow from our operations, our credit facility, existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our stockholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could adversely affect our results of operations and financial condition. Although we attempt to reduce risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March of 2008, we entered into an interest rate protection agreement on $39.0 million of our variable-interest rate debt in order to manage our exposure to interest rate movements. Interest rate protection agreements on $5.0 million of this debt mature in March of 2011, and on $33.0 million of this debt mature in March of 2013. In June of 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $6.0 million of variable-interest rate debt. Interest rate protection agreements on $3.0 million of this debt mature in June of 2011, and an additional $3.0 million in June of 2013. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that we did not need. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2011 and 2013. This could affect our future interest expense level.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limits our business flexibility by imposing operating and financial restrictions on us. We are subject to the following negative loan covenants, unless authorization to do so is obtained from CoBank, ACB:

●	Prohibition on mergers and acquisitions, and equity issuances;

●	Limitation on additional indebtedness other than existing permitted indebtedness;

●

Prohibition on liens, leases (as lessor) and encumbrances and negative pledges to other parties, other than existing permitted liens (including existing pledges of equity interests to CoBank, ACB) and liens on permitted indebtedness;

●	Prohibition on transfer of assets except in the ordinary course of business;

●

Restriction on investments other than (1) securities and deposits guaranteed by the United States of America or any agency thereof, (2) equity in CoBank, ACB, (3) existing investments, and (4) an additional $250,000 in aggregate in other investments;

●

Restriction on guarantees and contingent liabilities other than existing permitted contingent liabilities and guarantees of indebtedness of our subsidiary guarantors to CoBank, ACB, plus up to an additional $200,000 in aggregate;

●	Prohibition of transactions with affiliates, except in the ordinary course of business and on no less favourable than a comparable arm’s length transaction with a non-affiliate; and

●	Prohibition on management fees.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and minimum interest coverage ratios and to satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. Our ability to comply with the ratios may be affected by events beyond our control including prevailing economic, financial and industry conditions.

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

As we have grown through acquisitions, we have accumulated approximately $29.7 million of goodwill, and have $3.0 million of indefinite-lived intangible assets out of total assets of approximately $120.4 million at December 31, 2010. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2010 in the fourth quarter of 2010, and our Step One analysis indicates no impairment of goodwill and other indefinite-lived assets exists. As of December 31, 2009, management determined that our trade name useful life was no longer indefinite due to rebranding efforts occurring at HTC and we are now amortizing the trade name. An impairment test was required to be performed to value the trade name at fair value and resulted in no impairment charge. In connection with the goodwill acquired in the HTC acquisition, we did recognize approximately a $2.3 million goodwill impairment charge for fiscal year 2008 as of December 31, 2008.

A long-lived asset to be disposed of is reported at the lower of its carrying value or fair value less cost to sell. An asset to be used in our operations (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated approximately $19.3 million, net of accumulated amortization, of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period that the charge is taken.

Customer payment defaults could have an adverse effect on our financial condition and results of operations. As a result of adverse market conditions, some of our customers may experience serious financial difficulties. Some of the IXCs and long distance companies that use our network are our largest customers when it comes to recurring revenue. In some cases, these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on amounts owed to us, we may not be able to recognize expected revenue. Although we currently manage this exposure through an allowance for doubtful accounts, an unexpected bankruptcy or default by a customer may not be fully reserved for in our allowance.

Risks Related to Our Common Stock

Our Board of Directors could, in its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Although we have paid cash dividends for years, in the third quarter of 2009, our Board of Directors decided to reduce our quarterly dividends from $0.10 per share to $0.08 per share. Our Board of Directors may decide at any time, at its discretion, to decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, your shares of our common stock could become less liquid and the market price of our common stock could decline.

Our ability to pay dividends, and our Board of Directors’ determination to maintain our past dividend payment practices, will depend on numerous factors, including the following:

●

The state of our business, the environment that we operate in and the various risk factors we face, including, but not limited to competition, technological change, changes in our industry, regulatory and other risks summarized in this Annual Report on Form 10-K;

●	Our future results of operations, financial condition, liquidity needs and capital resources;

●	Our cash needs, including interest and any future principal payments on our indebtedness, capital expenditures, taxes, pension and other post-retirement contributions and other costs; and

●	Potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

While our cash flow available to pay dividends for the year ended December 31, 2010 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

●	Either reduce or eliminate dividends;

●

Fund dividends by incurring additional debt (to the extent we were permitted to do so under agreements governing our then existing debt), which would increase our leverage, debt repayment obligations and interest expense and decrease our interest coverage, resulting in, among other things, reduced capacity to incur debt for other purposes, including to fund future dividend payments;

●	Amend the terms of our credit agreement, if our lenders agreed, to permit us to pay dividends or make other payments if we are otherwise not permitted to do so;

●	Fund dividends from future issuances of equity securities that could be dilutive to our stockholders and negatively affect the price of our common stock;

●	Fund dividends from other sources, such as by asset sales or by working capital that would leave us with less cash available for other purposes; and

●	Reduce other expected uses of cash, such as capital expenditures.

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

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publically traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

●	Announcements of new products and services by us or our competitors;

●	Consolidation among our competitors or customers;

●	Developments in telecommunications regulations;

●	Disputes concerning intellectual property rights;

●	Due to our low liquidity of stock trading volume, any imbalance between period supply and demand in shares offered;

●	General economic conditions in the United States or internationally;

●	Increased competition with our competitors or among our customers;

●	Our financial health and the financial health of our competitions or our customers;

●	Quarterly fluctuations in our financial results or the financial results of our competitors or customers;

●	Rumours or speculation regarding our future business results and actions; and

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our business is primarily focused on the provision of service, and our properties are used primarily to house and safeguard our operating equipment. On December 31, 2010, our gross property, plant and equipment of $104,577,573 (net balance of $36,390,716) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. We own the telephone property, plant and equipment that we use to operate our telephone systems. Our four ILECs own the central office equipment (COE) that we use to record, switch and transmit telephone calls, as described below:

New Ulm’s host COE was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in four locations: three located in the city of New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed COE buildings. In 2005, we installed a Tekelec T7000 soft switch in the New Ulm central office.

HTC’s COE includes a Lucent 5E system (installed in 1990) and a Meta-E Soft switch that was put into service in 2005. HTC houses the switch location for customers of HTC and HTI. Additionally, the shared headend satellite reception site and equipment for Broadband Visions, LLC is located at HTC.

PTC’s COE was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. PTC leases host switching facilities from FiberComm, LC, in which we own a 25.18% equity interest.

WTC installed Nortel Networks remote COE in 1996. This remote switching equipment uses the host switch located in the city of New Ulm. WTC also has a remote switching site located in the city of Sanborn. The equipment located in Sanborn is housed within a specially designed COE building.

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, digital TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above and below referenced properties. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Property, Plant and Equipment” and Note 2 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above and below referenced properties and equipment and their respective depreciation.

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

(4)

New Ulm owns three towers and the land on which they are located. One tower is located east of the city of New Ulm, Minnesota along Highway 14 in Nicollet County. Another tower is located north of Saint George, Minnesota. The third tower is located at 400 Second Street North, New Ulm, Minnesota.

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

(8)

New Ulm owns three remote equipment office buildings located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street, all in Redwood Falls, Minnesota. These buildings contain COE that remote off New Ulm’s main COE.

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

(10)

New Ulm owns a building located at 2104 East 10th Street, Glencoe, Minnesota that houses a business office, COE and CATV head-end equipment. The building contains approximately 962 square feet of floor space.

(11)	WTC owns a building located at 22 South Marshall, Springfield, Minnesota. This building houses the business office and COE and contains approximately 2,100 square feet of floor space.

(12)	WTC owns a building located in Sanborn, Minnesota that contains COE that remotes off WTC’s COE.

(13)

WTC owns a warehouse and lot located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction and contains approximately 3,750 square feet of space.

(14)	WTC owns a tower located in the city of Sanborn and leases the land on which the tower is located.

(15)	PTC owns a building located at 221 Main Street, Aurelia, Iowa that houses a business office, COE and CATV head-end equipment. The building contains approximately 1,875 square feet of floor space.

(16)

PTC owns the building adjacent to its main office building located at 217 Main Street, Aurelia, Iowa. This building has the capacity to expand the present main office building and contains approximately 1,875 square feet of floor space.

(17)	PTC owns a building located at 133 Main Street, Aurelia, Iowa. This building contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(18)	PTC also owns a vacant lot located at 121 Main Street, Aurelia, Iowa. This lot is 25 feet by 100 feet.

(19)

HTC owns a building located at 235 Franklin Street South West, Hutchinson, Minnesota. This building houses a business office and central office and contains approximately 22,616 square feet of floor space.

(20)

HTC owns three buildings located at 345 Michigan Street South East, Hutchinson, Minnesota. These buildings house HTC’s outside plant equipment and contain office space for customer service technicians. The three buildings have approximately 19,200 square feet of space.

(21)	HTC owns a tower located at 345 Michigan Street South East, Hutchinson, Minnesota.

(22)	HTI owns a building located at 421 South CSAH 34, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet of floor space.

(23)	HTI owns a tower located at 28077 County Road 9, Darwin, Minnesota.

(24)	HTI owns a second tower located at 55106 County Road 38, Buffalo Lake, Minnesota.

(25)	HTC owns a point-of –presence Hut located at 101 11th Street East, Glencoe, Minnesota. This Hut contains approximately 600 square feet.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “NULM.” As of March 1, 2011, there were 1,386 registered stockholders and approximately 341 beneficial owners of New Ulm Telecom, Inc. stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTC Bulletin Board during 2010 and 2009. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock			Common Stock
	High	Low		High	Low
2010			2009
1st quarter	$6.25	$5.00	1st quarter	$9.00	$5.75
2nd quarter	$6.75	$5.26	2nd quarter	$8.62	$5.75
3rd quarter	$6.25	$4.95	3rd quarter	$6.80	$5.26
4th quarter	$5.50	$4.70	4th quarter	$6.40	$4.77

Dividends and Restrictions

We declared dividends on our common stock of $0.08 per share for each of the four quarters ending December 31, 2010, which totaled approximately $409,235 for each quarter. We declared a quarterly dividend on our common stock of $0.10 per share for both the first and second quarters of 2009, which totaled approximately $511,543 for each of those two quarters; and a quarterly dividend of $0.08 per share for the third and fourth quarters of 2009, which totaled approximately $409,235 for each of those two quarters. We declared a quarterly dividend on our common stock of $0.10 per share in 2008, which totaled approximately $511,543 for each quarter. A quarterly cash dividend of $0.08 per share was paid on March 15, 2011 to stockholders of record at the close of business on March 4, 2011.

In 2009, we lowered our quarterly dividends on our common stock from $0.10 per share to $0.08 per share. Our Board of Directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute this cash to our stockholders. We expect to continue to pay quarterly dividends during 2011, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements have put restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in our loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited.

At December 31, 2010 and December 31, 2009, we were in compliance with the financial ratios in our loan agreements. At December 31, 2008, we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, but had an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant at December 31, 2008. At December 31, 2008, we were in compliance with all other financial ratios contained in our loan agreements. In connection with the granting of the waiver, CoBank, ACB amended our Master Loan Agreements (MLA) to lower our Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25 to 1.00. Our Total Leverage Ratio had previously been 4.50 to 1.00 for the period from March 31, 2008 through December 31, 2009. At December 31, 2010, our Total Leverage Ratio was 3.46 to 1.00.

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

Issuer Purchases of Common Stock

We did not repurchase any shares of common stock in 2010, 2009 or 2008, respectively. Currently, we do not anticipate the repurchase of any common stock in 2011, and our Board of Directors has not authorized the repurchase of any common stock.

Item 6.	Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Revenues	$31,919,163	$32,613,673	$35,294,331	$17,300,936	$16,882,234
Operating Expenses	27,525,210	28,189,887	29,294,003	14,239,568	13,531,118
Operating Income	4,393,953	4,423,786	6,000,328	3,061,368	3,351,116
Other Income (Expense)	(1,241,459)	(865,403)	684,425	4,583,457	56,065,372
Income Taxes	1,101,889	1,915,555	3,992,227	3,061,853	24,305,283
Net Income	2,050,605	1,642,828	2,692,526	4,582,972	35,111,205

Basic and Diluted
Net Income Per Share	$0.40	$0.32	$0.53	$0.90	$6.86

Dividends Per Share	$0.32	$0.36	$0.40	$0.40	$3.11

Selected Balance Sheet Data:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Current Assets	$7,442,732	$9,083,736	$9,374,152	$11,649,394	$32,241,708
Current Liabilities	7,444,580	7,392,164	6,974,876	2,359,781	23,505,397
Working Capital	(1,848)	1,691,572	2,399,276	9,289,613	8,736,311
Total Assets	120,436,603	124,235,356	130,593,654	59,052,895	80,055,841
Long-Term Debt	43,334,883	46,793,859	51,251,825	61,443	79,983
Stockholders’ Equity	52,445,769	51,880,541	51,701,902	53,284,651	50,747,853

Book Value Per Share	$10.25	$10.14	$10.11	$10.42	$9.92

Information contained in the above tables for 2010, 2009 and 2008 is affected by the acquisition of HTC on January 4, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2002, we expanded our geographic service area by competitively providing service as a CLEC in the city of Redwood Falls, Minnesota. This CLEC provides local telephone service, long distance service, dial-up and broadband Internet access, and video services using our facilities. In 2008, we completed our acquisition of HTC, adding both an ILEC and a CLEC to our portfolio of operations. In 2010, we acquired the assets of the CATV system located in and around Glencoe, Minnesota, continuing the expansion of our service area. We also sell and service other communications products.

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

Highlights

2010 Compared to 2009

●

Despite a challenging economic climate and in light of declining revenues, we were able to increase net income in 2010 through a combination of cost saving measures implemented throughout the company in 2010; lower interest expense by continuing to service and reduce our debt; and favorable tax adjustments related to uncertain tax positions related to gains on our MWH investment sold in 2006.

●

Traditional telephone services revenues from local and network access services declined 1.6%, reflecting the continued decline in our traditional access customers and network minutes of use. It should be noted that the declines in our access lines and telephone services revenues we experienced in 2010 and 2009, respectively, are below the industry average for access line and revenue loss.

●	Our sales of Internet and video services increased 4.0%, reflecting the Company’s expansion into Glencoe, Minnesota and targeted marketing effects of the Company for these services.

●

Our sales of cellular services declined in 2010 as a result of Alltel’s termination of its agreement with us to act as an authorized agent, effective August 31, 2009. In late 2009, we rolled out new cellular service options for our customers. We continued to develop this product line in 2010.

●

Our 2010 net income increased approximately $408,000 or 24.8%, primarily due to the cost saving measures and favorable tax adjustments related to uncertain tax positions related to gains on our MWH investment sold in 2006, both mentioned above.

●	We used cash flow from operations to reduce our outstanding long-term debt balance by $2,957,965 in 2010.

2009 Compared to 2008

●	Traditional telephone services revenues from local and network access services declined 5.8%, reflecting the continued decline in our traditional access customers and network minutes of use.

●	Our sales of Internet and video services declined 5.1%, reflecting the effects of the current United States economic downturn and competition in the marketplace we serve for these services.

●

Our sales of cellular services declined in 2009 as a result of Alltel’s termination of its agreement with us to act as an authorized agent, effective August 31, 2009. In late 2009, we rolled out new cellular service options for our customers.

●	Revenue from the sale of CPE declined in 2009, primarily due to the current United States economic downturn that delayed customer purchases.

●	Our 2009 net income decreased approximately $1,050,000 or 39.0%, primarily due to decline in our operating revenues.

●	We used cash flow from operations and investing activities to reduce our outstanding long-term debt balance by $2,419,004 in 2009.

●	Our capital expenditures increased by $1,430,539 in 2009 compared to 2008 as we continue to invest in our infrastructure and technology advancements.

Trends

During 2010, we continued to be affected by both increasing competition and the effects of the continuing current United States economic decline. Despite these challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, VoIP providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Access line losses totaled 969 or 3.3% in 2010 compared to 2009, and 769 or 2.6% in 2009 compared to 2008. The declines in access lines we experienced in 2010 and 2009, respectively, are below the industry average for access line loss.

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

Financial results for the Telecom Segment for the years ended December 31, 2010, 2009 and 2008, are included below:

Telecom Segment

	2010	2009	2008
Operating Revenues
Local Service	$6,728,131	$7,075,456	$7,386,727
Network Access	13,599,055	13,592,588	14,555,198
Video	4,664,183	4,319,991	4,493,218
Data	2,402,180	2,475,960	2,671,156
Long Distance	700,591	754,038	892,853
Other	3,825,023	4,395,640	5,295,179
Total Operating Revenues	31,919,163	32,613,673	35,294,331

Cost of Services, Excluding Depreciation and Amortization	11,836,346	11,717,517	13,221,934
Selling, General and Administrative	6,189,076	7,056,184	7,089,864
Depreciation and Amortization Expenses	9,499,788	9,416,186	8,982,205
Total Operating Expenses	27,525,210	28,189,887	29,294,003

Operating Income	$4,393,953	$4,423,786	$6,000,328

Net Income	$2,050,605	$1,642,828	$2,692,526

Capital Expenditures	$5,026,623	$5,540,308	$4,109,769

Key metrics
Access Lines	28,237	29,206	29,975
Video Customers	10,115	9,467	9,473
Broadband Customers	9,625	9,083	9,031
Dial Up Internet Customers	993	1,492	2,256
Long Distance Customers	13,878	14,358	14,748

Revenue

Local Service – This recurring revenue is generated primarily through the sales of basic voice telephone services, enhanced calling features, local private lines and circuits, reciprocal compensation from wireless carriers and other miscellaneous local services. Local service revenue was $6,728,131, which is $347,325 or 4.9% lower in 2010 than in 2009 and was $7,075,456, which is $311,271 or 4.2% lower in 2009 than in 2008. Local service revenue was lower in both years primarily due to decreases in access lines of 969 or 3.3% in 2010 compared to 2009 and 769 or 2.6% in 2009 compared to 2008. Also contributing to the decrease in local service revenue in both years were customers cancelling other features including call waiting, caller identification, etc. Our access lines are decreasing as customers are increasingly using other technologies, such as wireless phones and IP services, as well as customer eliminating second phone lines when they move their Internet service from a dial up platform to a broadband platform.

The number of access lines we serve as an ILEC and CLEC has been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We receive a variety of fees and settlements to compensate us for the origination, transport and termination of calls and traffic on our network. These include fees assessed to IXCs, SLCs imposed on end-users and settlements from nationally administered revenue pools. Network access revenue was $13,599,055, which is $6,467 or 0.04% higher in 2010 than in 2009. Lower minutes of use were offset by a $155,437 increase in special access in 2010 compared to 2009. Network access revenue was $13,592,588, which is $962,610 or 6.6% lower in 2009 than in 2008. A bi-annual interstate rate decrease that went into effect on July 1, 2009, the decrease in access lines that has resulted in lowering our minutes of use, and IXCs optimizing their networks, lowering the demand for special access circuits, all contributed to the decline in network access revenues in 2009 compared to 2008.

Video – We receive monthly recurring revenue from end-user subscribers for providing commercial TV programming. Video revenue was $4,664,183, which is $344,192 or 8.0% higher in 2010 than in 2009, and was $4,319,991, which is $173,227 or 3.9% lower in 2009 than in 2008. The increase in revenues in 2010 compared to 2009 was primarily due to the addition of the Glencoe CATV system we purchased in June 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of the year and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson, and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We receive monthly recurring revenue by providing dial-up and high speed Internet access to residential and business customers. Internet revenue was $2,402,180, which is $73,780 or 3.0% lower in 2010 than in 2009. The decrease in data revenue in 2010 compared to 2009 was primarily due to the loss of 499 dial-up Internet customers, partially offset by the addition of 300 broadband customers acquired in our purchase of the CATV system in Glencoe in June 2010. Internet revenue was $2,475,960, which is $195,196 or 7.3% lower in 2009 than in 2008. The decrease in data revenue in 2009 compared to 2008 was primarily due to a decrease of 764 dial-up Internet customers. Despite the decline in data revenues and dial-up Internet customers, data operating margins have increased due to the increase in higher margin broadband customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services; expansion of service areas, including Glencoe, Minnesota, and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long distance services on either a per-call or flat-rate basis. This includes the provision of directory assistance and operator services. Long distance revenue was $700,951, which is $53,447 or 7.1% lower in 2010 than in 2009. This decrease was primarily the result of the loss of 3.3% of our customer base in 2010 compared to 2009 as customers continue to use other technologies such as wireless and IP services to satisfy their long distance communication needs. Long distance revenue was $754,038, which is $138,815 or 15.5% lower in 2009 than in 2008. This decrease was primarily the result of the loss of 2.6% of our customer base in 2009 compared to 2008.

Other – Other revenue consists primarily of directory publishing, bill processing and collection as a service to other telephone service providers, sales and service of cellular phones and accessories, sales of CPE, transport services, maintenance and adds/moves/change revenue. Other revenue was $3,825,023, which is $570,617 or 13.0% lower in 2010 than in 2009. This decrease was primarily due to a change in our cellular revenue structure in 2009. We ceased being an authorized agent for Alltel as of September 1, 2009, and began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. The offering of these new services created lower revenues in 2010 compared to 2009. Other revenue was $4,395,640, which is $899,539 or 17.0% lower in 2009 than in 2008. This decrease was primarily due to a decrease in CPE revenue as a result of the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $11,836,346, which is $118,829 or 1.0% higher in 2010 than in 2009. This increase was primarily due to higher programming costs associated with the increase in our video customer base due to the acquisition of the Glencoe CATV system we purchased in June 2010.

Cost of services (excluding depreciation and amortization) was $11,717,517, which is $1,504,417 or 11.4% lower in 2009 than in 2008. This decrease was primarily due to lower costs associated with a declining customer base in 2009 and management efforts to contain costs in the current economic climate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,189,076, which is $867,108 or 12.3% lower in 2010 than in 2009. This decrease was primarily due to continuing management efforts to contain costs in the current economic climate.

Selling, general and administrative expenses were $7,056,184, which is $33,680 or 0.5% lower in 2009 than in 2008. This decrease was primarily due to management efforts to contain costs in the current economic climate.

Depreciation and Amortization

Depreciation and amortization was $9,499,788, which is $83,602 or 0.9% higher in 2010 than in 2009. At December 31, 2009 NU Telecom management determined that our trade name intangible asset acquired with the purchase of HTC had become a definite-lived intangible asset. This resulted in the recognition of an additional $266,667 of amortization expense for 2010 compared to 2009.

Depreciation and amortization was $9,416,186, which is $433,981 or 4.8% higher in 2009 than in 2008. The increase in 2009 compared to 2008 was primarily due to capital expenditures made to support our technological and infrastructure enhancements.

Operating Income

Operating income was $4,393,953, which is $29,833 or 0.7% lower in 2010 than in 2009. This decrease was primarily due to decreases in revenue combined with an increase in depreciation and amortization expenses, partially offset by decreases in cost of services and selling, general and administrative expenses, all of which are described above.

Operating income was $4,423,786, which is $1,576,542 or 26.3% lower in 2009 than in 2008. This decrease was primarily due to decreases in revenue combined with an increase in depreciation and amortization expenses, all of which are described above.

Consolidated Results

Other Income and Interest Expense

Our gain on the sale of equity investments was $4,338, $1,045,599 and $5,123,797 in 2010, 2009 and 2008, respectively. The gain on sale of equity investments in 2010 reflects our pro-rata share of the distribution of remaining amounts that had been held in a Trust Account to cover potential additional expenses (including audit, legal and miscellaneous expenses) in connection with the MWH sale to Alltel. This distribution represents the final distribution of all remaining funds from the MWH/Alltel transaction. The gain on sale of equity investments in 2009 was the result of a gain recognized through the sale of our equity ownerships in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC. See Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The gain on the sale of our equity investments for 2008 was a result of our receipt of our pro-rata share of escrow payments received from the sale of our MWH ownership to Alltel. See Note 4 – “Sale of Midwest Wireless Holdings LLC” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

HCC investment income decreased $69,690 in 2010 compared to 2009 and increased $80,734 in 2009 compared to 2008. These decreases and increases reflect our equity portion of HCC net income. HCC net income decreased in 2010 primarily due to declining revenues and decreased profitability. HCC net income increased in 2009 primarily due to HCC’s management cost containment initiatives and reduction of debt.

Other income in 2010 and 2009 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2010 amounted to $513,436, compared to $556,318 allocated and received in 2009. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income decreased $16,896 in 2010 compared to 2009 and decreased $390,229 in 2009 compared to 2008. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

Interest expense decreased $159,840 in 2010 compared to 2009 and decreased $369,974 in 2009 compared to 2008. These decreases for both years were primarily the result of lower outstanding debt balances.

Other investment income increased $303,010 in 2010 compared to 2009 and decreased $89,773 in 2009 compared to 2008. Other investment income includes our equity ownerships in several partnerships and limited liability corporations. We recorded $250,243 of income from equity investments in 2010, a $45,578 loss in 2009 and a $20,228 loss in 2008.

In 2008, we recorded a non-cash impairment charge of $2,291,000. This impairment was due to the negative effect of the changes in financial and credit markets, and overall valuations of telecommunications properties, on HTC’s financial position.

Income Taxes

Income tax expense decreased by $813,666 to $1,101,889 in 2010 compared to 2009. The effective income tax rate was 35.0%, 53.8% and 59.7% for 2010, 2009 and 2008, respectively. The effective income tax rate in 2010 was lower than in 2009 due to the recognition in 2010, of approximately $124,000 in net tax benefits, see Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K. Excluding the impact of the recognition of the tax benefit, the December 31, 2010 effective income tax rate would have been approximately 38.9%. The effective income tax rate in 2009 was lower than 2008 due to the effect of state income taxes and as a result of the goodwill impairment recorded in 2008. Excluding the impact of the goodwill impairment recorded in 2008, the December 31, 2008 effective income tax rate would have been approximately 48.07%. The effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income. HCC contributed $637,025, $706,715 and $625,981 to our net income for the years ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008

Proportionate Method:
Operating Revenues	$9,196,181	$9,425,081	$9,623,982
Operating Expenses, Excluding Depreciation and Amortization	4,134,971	4,027,453	4,312,299
Depreciation and Amortization Expenses	3,185,308	3,084,080	3,096,997
Total Operating Expenses	7,320,279	7,111,533	7,409,296

Operating Income	$1,875,902	$2,313,548	$2,214,686

Net Income	$637,025	$706,715	$625,981

If we included our proportionate share of HCC’s operating income in the operating income of NU Telecom, our OIBITDA would have increased from $13,893,741, $13,839,972 and $14,982,533 for the years ended December 31, 2010, 2009 and 2008, respectively, for NU Telecom alone, to $18,954,951, $19,237,599 and $20,294,216 for the years ended December 31, 2010, 2009 and 2008, respectively, as shown below.

	2010	2009	2008

New Ulm Operating Income	$4,393,953	$4,423,786	$6,000,328
New Ulm Depreciation and Amortization	9,499,788	9,416,186	8,982,205

New Ulm OBITDA	13,893,741	13,839,972	14,982,533

HCC Operating Income	1,875,902	2,313,547	2,214,686
HCC Depreciation and Amortization	3,185,308	3,084,080	3,096,997

HCC OBITDA	5,061,210	5,397,627	5,311,683

Combined OBITDA	$18,954,951	$19,237,599	$20,294,216

Adjusted OBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

A recap of our net income, using the equity method to record earnings on our investment in HCC is contained in the following table.

	2010	2009	2008

Operating Revenues:	$31,919,163	$32,613,673	$35,294,331

Operating Expenses, Excluding Depreciation and Amortization	18,025,422	18,773,701	20,311,798
Depreciation and Amortization Expenses	9,499,788	9,416,186	8,982,205
Operating Expenses	27,525,210	28,189,887	29,294,003

Operating Income	4,393,953	4,423,786	6,000,328

Gain on Sale of Equity Investments	4,338	1,045,599	5,123,797
HCC Investment Income	637,025	706,715	625,981
Interest Income	91,602	108,498	498,727
Interest Expense	(2,788,164)	(2,948,004)	(3,317,978)
Impairment of Goodwill	—	—	(2,291,000)
Other Income (Expense)	813,740	221,789	44,898
Income Taxes	(1,101,889)	(1,915,555)	(3,992,227)

Net Income	$2,050,605	$1,642,828	$2,692,526

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Our management anticipates that this trend will continue in the near future.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $99,239,628 at December 31, 2010, reflecting 52.8% equity and 47.2% debt. This compares to a capital structure of $101,632,365 at December 31, 2009, reflecting 51.0% equity and 49.0% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of the our credit facilities is in a ratio of approximately 3.46 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreement; well within acceptable limits for our agreement and our industry. Management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2010 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2010 we had a working capital deficit of $1,848. However, at December 31, 2010 we also had $6 million available under our revolving credit facility to fund any short-term working capital needs.

We have not conducted a public equity offering. We operate with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit.

Cash Flows

We expect our liquidity needs to arise from payment of dividends, interest and principal payments on our indebtedness, income taxes and capital expenditures. We use our revolving credit facility to manage the temporary increases and decreases in our cash balances.

Unfavorable general economic conditions, including the economic conditions in the United States, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our cash flows. We were in full compliance with our debt covenants as of December 31, 2010, and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

While we periodically seek to add growth initiatives by either expanding our network or our markets through organic/internal investments or through strategic acquisitions, we feel we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next twelve months.

The following table summarizes our cash flow:

	For Year Ended December 31
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$11,377,645	$6,297,837	$9,520,678
Investing activities	(6,914,528)	(3,231,296)	(65,073,753)
Financing activities	(4,594,904)	(3,860,561)	49,363,276
Decrease in cash and cash equivalents	$(131,787)	$(794,020)	$(6,189,799)

Cash generated by operations for the year ended December 31, 2010 was $11,377,645, compared to cash generated by operations of $6,297,837 in 2009 and cash generated by operations of $9,520,678 in 2008. The 2010 increase was primarily due to the timing of changes in income taxes receivable and accrued income taxes. The 2009 decrease was primarily due to the timing of changes in income taxes receivable, accrued income taxes and deferred income taxes. The 2008 increase was primarily due to the acquisition of HTC and the timing of tax payments related to the gain on the MWH sale.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. At December 31, 2010, we had a working capital deficit of $1,848, compared to working capital of $1,691,572 at December 31, 2009. Cash and cash equivalents at December 31, 2010 were $2,394,703, compared to $2,526,490 at December 31, 2009.

Cash Flows from Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $6,914,528 for the year ended December 31, 2010, compared to $3,231,296 used in investing activities in 2009 and $65,073,753 in 2008. On June 14, 2010, we completed the acquisition of the CATV system in and around Glencoe, Minnesota for $1,600,000. In 2009, we received $1,890,000 in proceeds from the sale of equity investments to Iowa Telecom. In addition, in 2009 we reached a settlement on the escrow true-up due from HTC stockholders in the amount of $651,419. In 2008, cash used in the purchase of HTC was $65,900,719. We received proceeds from the MWH sale of its cellular investment of $5,123,797 in 2008. Capital expenditures relating to on-going operations were $5,026,623 in 2010, $5,540,308 in 2009 and $4,109,769 in 2008. We expect total plant additions of approximately $6,300,000 in 2011.

We used current working capital in 2010 to complete the $1.6 million acquisition of the CATV System in and around Glencoe, Minnesota and to fund our other capital expenditures. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have $6 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2010 was $4,594,904. This included long-term debt repayments of $2,957,965 and the distribution of $1,636,939 of dividends to stockholders. Cash used in financing activities in 2009 was $3,860,561. This included loan proceeds of $400,000, which was the result of our accessing our revolving debt, offset by long-term debt repayments of $2,419,004 and the distribution of $1,841,557 of dividends to stockholders. In 2008, cash provided by financing activities was $49,363,276, due to the issuance of long-term debt of $59,700,000, offset by long-term debt repayments of $8,018,087, loan issuance costs of $272,465 and the distribution of $2,046,172 in dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,848 as of December 31, 2010, with both current assets and current liabilities of approximately $7.4 million, compared to positive working capital of $1,691,572 as of December 31, 2009. The ratio of current assets to current liabilities was 1.0 and 1.2 as of December 31, 2010 and 2009, respectively. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2010, were $43,334,883, excluding current debt maturities of $3,458,976. Long-term debt obligations as of December 31, 2009, were $46,793,859, excluding current debt maturities of $2,957,965.

On January 4, 2008, in connection with our acquisition of HTC, we entered into a $59,700,000 credit facility with CoBank, ACB. Under the credit facility, we entered into separate MLAs and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and entered into promissory notes on the following terms:

          MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $6,000,000 on this revolving note as of December 31, 2010.

Each note above initially bears interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

MLA RX0584

●

RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2010.

● RX0584-T3 - $3,000,000 term note with interest payable monthly. Final maturity of the note was April 3, 2008. This note has been fully paid.

Each note above initially bears interest at a “LIBOR Margin” rate equal to 2.75 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank, ACB for performance under the loans. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. At December 31, 2010 and 2009, we were in compliance with all financial ratios in the loan agreements. At December 31, 2008, we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, as we had an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant at December 31, 2008.

Our loan agreements have placed restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At December 31, 2010, our Total Leverage Ratio was 3.46 to 1.00.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

See Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for information pertaining to our long-term debt.

Obligations and Commitments

As discussed above, in connection with our acquisition of HTC in 2008, NU Telecom entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table.

Description	Total	2011	2012-2013	2014-2015	Thereafter
Deferred Compensation	$1,799,396	$670,533	$262,989	$128,951	$736,923
Long-term Debt	46,793,859	3,458,976	6,886,883	36,448,000	—
Interest on Long-term Debt (A)	7,194,503	2,533,643	3,790,947	869,913	—
Loan Guarantees	480,534	36,155	274,360	142,922	27,097
Operating Lease	29,340	29,340	—	—	—
Purchase Obligations (B)	241,016	241,016	—	—	—
Total Contractual Cash Obligations	$56,538,648	$6,969,663	$11,215,179	$37,589,786	$764,020

A.

Interest on long-term debt is estimated using rates in effect as of December 31, 2010. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K).

B.

Purchase obligations consist primarily of commitments incurred for capital improvements. We have a contract for plant upgrades in Glencoe, Minnesota. Other than this contract, there were no purchase obligations outstanding as of December 31, 2010.

Guarantees

We have guaranteed the obligations of our New Ulm subsidiary joint venture investment in FiberComm, LC. See Note 13 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2010 Annual Report on Form 10-K, are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by Accounting Standards Codification (ASC) Topic 980 – Regulated Operations. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2010.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues in 2011.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $794,637 and $549,000 as of December 31, 2010 and 2009, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2010 and December 31, 2009 was $1,708,042 and $1,295,638, respectively.

Inventories are valued using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2010 and 2009, respectively, our inventory reserve was $0. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, additional inventory reserves may be established at a time when the facts that give rise to a lower value are warranted.

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

Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. In addition, we have determined that our HTC trade name intangible asset no longer has an indefinite life due to our re-branding initiatives. We have determined that the HTC trade name will be amortized over three years, beginning in 2010, as the re-branding initiatives are completed. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment annually. In accordance with ASC Topic 350 – Intangibles – Goodwill and Other, assets determined to have an indefinite useful life are not amortized.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of telephone properties. As discussed more fully in Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K, and in accordance with ASC Topic 350, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

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

In 2010, 2009 and 2008, we engaged an independent valuation firm to complete an annual impairment test for goodwill acquired. For 2010 and 2009, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income and Market Approaches (Discounted Cash Flow Method or DCF Method) to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities.

Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2010 DCF model include the following:

●	A 11.00% weighted average cost of capital based on an industry weighted average cost of capital; and

●	A 1.75% terminal growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC. The carrying value of that goodwill was $26,297,418 as of December 31, 2010. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $4.1 million, which indicated that we had no impairment as of December 31, 2010. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

See Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details and a discussion of our recording of a $2,291,000 goodwill impairment in the fourth quarter of 2008.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is generally higher than the United States tax rate due to state income taxes and permanent differences.

We account for income taxes in accordance with ASC Topic 740 – Income Taxes. As required by ASC Topic 740, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to reduce our accrual for unrecognized tax positions related to gains on our MWH investment sold in 2006. The above mentioned tax examination also resulted in an additional state tax liability of $22,944, including interest.

In accordance with ASC Topic 740, we had approximately $36,300 of net unrecognized tax benefits at December 31, 2010 that, if recognized, would favorably affect the income tax provision when recorded. See Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2006 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2010 we had $8,316 accrued for interest or penalties related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and accumulated depreciation associated with that asset are removed from the balance sheet. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the three-year period ended December 31, 2010.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 14.29% to 33.33%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

Off-Balance Sheet Arrangements/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for capital resources. In addition, we have not established any special purpose entities.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the years ended December 31, 2010 and 2009, our interest expense would have increased approximately $10,000 and $20,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota
March 28, 2011

Item 8.	Financial Statements and Supplementary Data

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
OPERATING REVENUES:
Local Service	$6,728,131	$7,075,456	$7,386,727
Network Access	13,599,055	13,592,588	14,555,198
Video	4,664,183	4,319,991	4,493,218
Data	2,402,180	2,475,960	2,671,156
Long Distance	700,591	754,038	892,853
Other	3,825,023	4,395,640	5,295,179
Total Operating Revenues	31,919,163	32,613,673	35,294,331

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	5,866,910	4,986,547	5,666,472
Cost of Video	4,156,841	3,657,336	3,680,884
Cost of Internet	910,407	1,259,190	1,333,962
Cost of Other Nonregulated Services	902,188	1,814,444	2,540,616
Depreciation and Amortization	9,499,788	9,416,186	8,982,205
Selling, General, and Administrative	6,189,076	7,056,184	7,089,864
Total Operating Expenses	27,525,210	28,189,887	29,294,003

OPERATING INCOME	4,393,953	4,423,786	6,000,328

OTHER (EXPENSE) INCOME:

Gain on Sale of Equity Investments	4,338	1,045,599	5,123,797
Interest During Construction	46,962	237,729	145,471
Equity in Earnings of Hector Investment	637,025	706,715	625,981
CoBank Patronage Dividends	513,436	556,318	—
Interest Income	91,602	108,498	498,727
Gain (Loss) on Disposal of Assets	—	(15,597)	22,321
Loss on Sale of Marketable Securities	—	—	(162,999)
Interest Expense	(2,788,164)	(2,948,004)	(3,317,978)
Impairment of Goodwill	—	—	(2,291,000)
Loss on Settlement of HTC Escrow	—	(506,993)	—
Other Investment Income (Expense)	253,342	(49,668)	40,105
Total Other Income (Expense)	(1,241,459)	(865,403)	684,425

INCOME BEFORE INCOME TAXES	3,152,494	3,558,383	6,684,753

INCOME TAXES	1,101,889	1,915,555	3,992,227

NET INCOME	$2,050,605	$1,642,828	$2,692,526

BASIC AND DILUTED NET INCOME PER SHARE	$0.40	$0.32	$0.53

DIVIDENDS PER SHARE	$0.32	$0.36	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
CURRENT ASSETS:
Cash and Cash Equivalents	$2,394,703	$2,526,490
Receivables, Net of Allowance for Doubtful Accounts of $794,637 and $549,000	1,662,224	1,696,270
Income Taxes Receivable	85,218	2,355,672
Materials, Supplies, and Inventories	1,708,042	1,295,638
Deferred Income Taxes	1,246,640	953,968
Prepaid Expenses	345,905	255,698
Total Current Assets	7,442,732	9,083,736

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,516,324
Intangibles, Net	22,292,714	24,216,886
Hector Investment	20,237,342	19,392,310
Other Investments	4,142,002	3,904,188
Deferred Charges and Other Assets	223,997	354,662
Total Investments and Other Assets	76,603,155	77,384,370

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	91,384,156	88,548,209
Other Property & Equipment	5,777,342	4,669,052
Video Plant	7,416,075	5,580,260
Total Property, Plant and Equipment	104,577,573	98,797,521
Less Accumulated Depreciation	68,186,857	61,030,271
Net Property, Plant & Equipment	36,390,716	37,767,250

TOTAL ASSETS	$120,436,603	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,458,976	$2,957,965
Accounts Payable	1,154,791	1,924,806
Other Accrued Taxes	187,220	187,932
Financial Derivative Instruments	92,658	—
Deferred Compensation	670,533	694,511
Other Accrued Liabilities	1,880,402	1,626,950
Total Current Liabilities	7,444,580	7,392,164

LONG-TERM DEBT, Less Current Portion	43,334,883	46,793,859

NONCURRENT LIABILITIES:
Loan Guarantees	480,534	514,666
Deferred Income Taxes	13,476,518	13,709,382
Other Accrued Liabilities	86,937	109,657
Financial Derivative Instruments	2,038,519	2,036,361
Deferred Compensation	1,128,863	1,798,726
Total Noncurrent Liabilities	17,211,371	18,168,792

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,700,173)	(1,851,735)
Retained Earnings	45,620,217	45,206,551
Total Stockholders’ Equity	52,445,769	51,880,541

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,436,603	$124,235,356

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,050,605	$1,642,828	$2,692,526
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,538,864	9,455,416	9,021,128
Gain on Sale of Equity Investments	(4,338)	(1,045,599)	(5,123,797)
Impairment of Goodwill	—	—	2,291,000
Gain (Loss) on Disposal of Assets	—	15,597	(22,321)
Undistributed Earnings of Hector Investment	(637,025)	(706,715)	(625,981)
Noncash Patronage Refund	(179,703)	(194,711)	—
Distributions from Equity Investments	200,000	235,251	267,715
Loss on Settlement of HTC Escrow	—	506,993	—
Loss on Sale of Securities	—	—	162,999
Changes in Assets and Liabilities (Net of Effect of Acquisition):
Receivables	36,062	644,932	(330,295)
Income Taxes Receivable	2,270,454	(2,355,719)	1,023,421
Inventories	(388,446)	(163,629)	(72,398)
Prepaid Expenses	(90,207)	102,674	166,233
Deferred Charges	23,922	30,834	1,007,121
Accounts Payable	(557,210)	1,029,782	(1,562,377)
Accrued Income Taxes	—	(1,570,860)	1,570,860
Other Accrued Taxes	(712)	1,258	8,887
Other Accrued Liabilities	230,732	(688,505)	880,923
Deferred Income Tax	(421,512)	272,348	(756,860)
Deferred Compensation	(693,841)	(914,338)	(1,078,106)
Net Cash Provided by Operating Activities	11,377,645	6,297,837	9,520,678
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,026,623)	(5,540,308)	(4,109,769)
Proceeds from Sale of Assets	—	—	23,500
Proceeds from Sale of Equity Investments	4,338	1,890,000	5,123,797
Acquisition of HTC, Net of Cash Acquired	—	—	(65,900,719)
Acquisition of Glencoe CATV System	(1,600,000)	—	—
Proceeds on Settlement of HTC Escrow	—	651,419	(1,158,412)
Proceeds from Sale of Marketable Securities	—	—	1,454,231
Other, Net	(292,243)	(232,407)	(506,381)
Net Cash Used in Investing Activities	(6,914,528)	(3,231,296)	(65,073,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,957,965)	(2,419,004)	(8,018,087)
Loan Origination Fees	—	—	(272,465)
Issuance of Long-Term Debt	—	400,000	59,700,000
Dividends Paid	(1,636,939)	(1,841,557)	(2,046,172)
Net Cash Provided by (Used in) Financing Activities	(4,594,904)	(3,860,561)	49,363,276

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131,787)	(794,020)	(6,189,799)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,526,490	3,320,510	9,510,309

CASH AND CASH EQUIVALENTS at End of Period	$2,394,703	$2,526,490	$3,320,510

Supplemental cash flow information:
Cash paid for interest	$2,702,339	$2,807,179	$3,222,283
Net cash (received) paid for income taxes	$(747,056)	$5,587,231	$2,484,485

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity

	Common Stock
	Shares	Amount
BALANCE on December 31, 2007	5,115,435	$8,525,725	—	$44,758,926	$53,284,651

Net Income				2,692,526	2,692,526
Dividends				(2,046,172)	(2,046,172)
Unrealized Gains (Losses) of Equity Method Investee			(815,390)		(815,390)
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(1,413,713)		(1,413,713)

BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains (Losses) of Equity Method Investee			175,900		175,900
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468

BALANCE on December 31, 2009	5,115,435	8,525,725	(1,851,735)	45,206,551	51,880,541

Net Income				2,050,605	2,050,605
Dividends				(1,636,939)	(1,636,939)
Unrealized Gains (Losses) of Equity Method Investee			208,007		208,007
Unrealized Gains (Losses) on Interest Rate Swaps, Net of Deferred Income Taxes			(56,445)		(56,445)

BALANCE on December 31, 2010	5,115,435	$8,525,725	$(1,700,173)	$45,620,217	$52,445,769

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of NU Telecom conform with GAAP and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate, as prescribed by ASC Topic 980 – Regulated Operations. ASC Topic 980 provides guidance in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on stockholders’ investments).

Principles of Consolidation

Our consolidated financial statements report the financial condition and results of operations for NU Telecom and its subsidiaries in one business segment: the telecom segment. Inter-company transactions have been eliminated from the consolidated financial statements.

Classification of Costs and Expenses

Cost of services includes all costs related to delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring and transportation costs.

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated with the operations of the business.

Use of Estimates

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues in 2011.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $220,474, $205,665 and $181,816 in 2010, 2009 and 2008, respectively.

Cash Equivalents

All highly liquid investments (primarily United States Government Bonds and Agency Bonds) with a maturity of three months or less at the time of purchase are considered cash equivalents.

Accounts Receivables

As of December 31, 2010 and 2009, our consolidated accounts receivables totaled $1,662,224 and $1,696,270, respectively, net of the allowance for doubtful accounts. We believe our accounts receivable as of December 31, 2010, are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness, and concentrations of credit risk. Specific accounts receivable are written off once we determine the account is uncollectible. The allowance for doubtful accounts was $794,637 and $549,000 as of December 31, 2010 and 2009, respectively.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes parts and equipment shipped directly from vendors to customer locations while in transit and parts and equipment returned from customers which is being returned to vendors for credit. Our inventory value as of December 31, 2010 and 2009, was $1,708,042 and $1,295,638, respectively.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out (FIFO) method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

Property, Plant and Equipment

We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of its long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. We have reviewed our long-lived assets and concluded that no impairment charge on our long-lived assets is necessary.

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the three year period ended December 31, 2010.

Recoverability of Long-Lived Assets

We review our long-lived assets annually or when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We determine potential impairment by comparing the carrying value of our assets with the sum of the undiscounted cash flows expected to be provided by operating and eventually disposing of the assets. Should the sum of the expected future net cash flows be less than carrying values, we would determine whether an impairment loss should be recognized. No impairment losses have been identified in the financial statements as of December 31, 2010.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. The carrying value of our goodwill and intangible assets increased in 2010 due to our acquisition of the Glencoe, Minnesota CATV system. Our goodwill balance was $29,707,100 and $29,516,324 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009 we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2010 and 2009.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest During Construction

We include an average cost of debt for the construction of plant in our communications plant accounts.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements in our income tax expense. As of December 31, 2010 we had approximately $36,317 of net unrecognized tax benefits that, if recognized, would favorably affect our income tax provision when recorded. As of December 31, 2010 and December 31, 2009 we had $8,316 and $32,804, respectively, accrued for interest related to income tax matters. We are primarily subject to United States, Minnesota and Iowa income taxes. Our effective income tax rate differs from the United States income tax rate due to the effect of state income taxes and changes in other permanent differences. Tax years subsequent to 2006 remain open to examination by federal and state tax authorities.

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

The fair value of our interest rate swap agreements is discussed in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our interest rate swap agreements were determined based on Level 2 inputs.

Other Financial Instruments

Equity Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2010. We believe the carrying value of our investments is not impaired.

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings And Dividends Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted earnings per share are based on our weighted average number of shares outstanding of 5,115,435.

Dividends per share are declared quarterly by the NU Telecom Board of Directors.

Recent Accounting Developments

Effective February 10, 2010 we adopted ASU 2010-09 – Subsequent Events, which provides amendments to ASC Topic 855 – Subsequent Events, removing the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU 2010-09 did not have a significant impact on our disclosures.

Issued in January, 2010 ASU 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures, and provides guidance related to disclosures about the transfer in and out of Levels 1 and 2 and the activity in Level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in the first quarter of 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Level 3 requirements are effective in the first quarter of 2011 and are not expected to have a material impact.

Issued in October, 2009 ASU 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, provides guidance for separating consideration in multiple-deliverable arrangements. The guidance will be effective for us January 1, 2011. We do not anticipate the adoption of ASU 200-13 to have a material effect on our financial statements or our disclosures.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2010 and 2009, include the following:

	2010	2009

Telecommunications Plant:
Land	$422,575	$422,575
Buildings	6,589,126	6,432,549
Other Support Assets	8,668,382	7,992,676
Central Office and Circuit Equipment	35,130,731	33,666,043
Cable and Wire Facilities	39,803,041	39,272,116
Other Plant and Equipment	394,323	394,323
Plant Under Construction	375,978	367,927
	91,384,156	88,548,209

Other Property	5,777,342	4,669,052
Video Plant	7,416,075	5,580,260
Total Property, Plant and Equipment	$104,577,573	$98,797,521

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,427,957, $7,615,944 and $7,182,058 in 2010, 2009 and 2008, respectively. The composite depreciation rates on communications plant and equipment for the three years ended December 31, 2010, 2009 and 2008 were 7.1%, 7.7% and 7.6%. Other property is depreciated over estimated useful lives of three to fifteen years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisition of CATV Assets

On June 14, 2010 NU Telecom completed the acquisition of all of the assets of the CATV system located in and around Glencoe, Minnesota from MIDCO for approximately $1.6 million pursuant to the Asset Purchase Agreement dated March 30, 2010. NU Telecom funded the purchase with current cash reserves. The acquisition resulted in the addition of approximately 1,200 connections to our video and Internet services.

The allocation of the purchase price for the CATV assets has been based on the assets’ fair values. ASC Topic 805 – Business Combinations, establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC Topic 350 – Intangibles – Goodwill and Other, states that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

The allocation of the net purchase price of the CATV assets is shown below:

Current assets	$23,958
Property, plant and equipment	1,237,607
Customer relationship intangible	147,659
Excess cost over net assets acquired (Goodwill)	190,776
Cash paid for acquisition	$1,600,000

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of acquisition. Based upon our final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $338,435, which is deductible for income tax purposes. The estimated useful life of the customer relationships intangible asset is 14 years.

Our operations reflect the business activity of Glencoe from the date of its acquisition on June 14, 2010. These operations were not material to our overall business.

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

Under the Merger Agreement, approximately $72.0 million was distributed to former stockholders of HTC. An additional $5.7 million was placed in an escrow account primarily (i) to cover working capital adjustments from the January 4, 2008 closing date balance sheet and (ii) to provide indemnification of New Ulm for the representations and warranties of HTC in the Merger Agreement, 15 months from closing.

In April, 2009 we informed the escrow agent and the Stockholder Representative that we were claiming a $1,158,412 working capital true-up that New Ulm requested under the Merger Agreement in January, 2008 plus interest. We made no other claims on the escrow account balance. On October 29, 2009 NU Telecom and the Stockholder Representative agreed to settle the $1,158,412 through a payment to New Ulm of $651,419 from the escrow account and to agree to dismiss the pending court and arbitration proceedings related to this matter. Final documentation was subsequently completed in November, 2009. The loss of $506,993 has been reflected in the 2009 financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our operations reflect the business activity of HTC from the date of its acquisition on January 4, 2008.

ASC Topic 805 – Business Combinations, establishes criteria for determining whether intangible assets should be recognized separately from goodwill. ASC Topic 350 provides that goodwill and intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment on at least an annual basis.

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

This acquisition was accounted for using the purchase method of accounting for business combinations, and accordingly, the acquired assets and liabilities were recorded at estimated fair values as of the date of acquisition. Based upon our final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was approximately $56.0 million. We recorded intangible assets related to our acquired customer relationships of $19,200,000, trade names of $800,000, regulatory rights of $4,000,000, video franchises of $3,000,000 and a non-compete agreement of $800,000. The estimated useful life of the customer relationships intangible asset is 14 years, regulatory rights intangible asset is 15 years and non-compete agreement intangible asset is 5 years. The trade names intangible asset and video franchises intangible asset were originally determined to have indefinite lives and were not subject to amortization. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. We cannot deduct the goodwill on this transaction for income tax purposes.

Disposition of Equity Investments

On September 24, 2009 NU Telecom completed the sale of its ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale of these minority-owned investments allowed NU Telecom to monetize non-core investments. In addition, this transaction released NU Telecom from approximately $5.7 million of loan guarantees to Rural Telephone Finance Cooperative (RTFC) for loans to SHAL, LLC and En-Tel Communications, LLC.

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

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under ASC Topic 350 – Intangibles – Goodwill and Other. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At December 31, 2010 our goodwill totaled $29,707,100. Goodwill increased in 2010 by $190,776, due to the acquisition of the CATV system in Glencoe, Minnesota.

As required by ASC Topic 350, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value.

In 2010, 2009 and 2008, we engaged an independent valuation firm to complete an annual impairment test for goodwill acquired. For 2010 and 2009, the testing resulted in no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that this rebranding process will take approximately three years to complete. We anticipate an additional charge to amortization expense of $266,667 per year, over the three years beginning in 2010, due to this rebranding process. Amortization expense was $2,071,831, $1,800,242 and $1,800,147 for 2010, 2009 and 2008, respectively. Amortization expense for the next five years is estimated to be:

2011	$2,076,658
2012	2,076,658
2013	1,649,991
2014	1,649,991
2015	1,649,991

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. The components of our identified intangible assets are as follows:

		December 31, 2010		December 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$4,139,070	$19,230,785	$2,760,566
Regulatory Rights	15 yrs	4,000,000	799,994	4,000,000	533,333
Non-Competition Agreement	5 yrs	800,000	480,000	800,000	320,000
Trade Name	3 yrs	800,000	266,667	800,000	—
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,978,445	$5,685,731	$27,830,785	$3,613,899

Net Identified Intangible Assets			$22,292,714		$24,216,886

NOTE 6 - LONG-TERM DEBT

Substantially all of our assets are pledged as security for our long-term debt under loan agreements with CoBank, ACB. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2014.

The security and loan agreements underlying the CoBank, ACB notes contain restrictions on distributions to stockholders, investment in or loans to others. In addition, we are required to maintain financial ratios for total leverage, equity to total assets and debt service.

Secured Credit Facility:

On January 4, 2008, in connection with our acquisition of HTC, we entered into a $59,700,000 credit facility with CoBank, ACB. Under the credit facility, we entered into separate MLAs and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and entered into promissory notes on the following terms:

          MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $6,000,000 on this revolving note as of December 31, 2010.

Each note above initially bears interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

          MLA RX0584

●

RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2010.

●	RX0584-T3 - $3,000,000 term note with interest payable monthly. Final maturity of the note was April 3, 2008. This note has been fully paid.

Each note above initially bears interest at a “LIBOR Margin” rate equal to 2.75 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

NU Telecom and its respective subsidiaries also entered into security agreements under which substantially all of the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank, ACB as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements also put restrictions on the ability of NU Telecom to pay cash dividends to its stockholders. NU Telecom is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), is equal to or less than 3:50 to 1:00 and (b) in either case if NU Telecom is not in default or potential default under the loan agreements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt is as follows:

	2010	2009

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $125,000 (beginning in 2008 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	$13,500,000	$14,000,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	6,000,000	6,000,000

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	27,262,000	29,700,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	—	—

Unsecured ten-year note with the City of Redwood Falls payable semi-annually (beginning in 2002), at a fixed 5% interest rate maturing on January 1, 2012.	31,859	51,824
	46,793,859	49,751,824
Less: Amount due within one year	3,458,976	2,957,965
Total Long Term Debt	$43,334,883	$46,793,859

As of December 31, 2010 and 2009 we were in compliance with the financial ratios in our loan agreements. As of December 31, 2008 we did not meet our “Equity to Total Asset Ratio” requirement of 40.0%, but instead realized an “Equity to Total Asset Ratio” of 39.59%. We obtained a waiver from CoBank, ACB for our non-compliance with this covenant. As of December 31, 2008 we were in compliance with all other financial ratios contained in our loan agreement. In connection with the granting of the waiver, CoBank, ACB amended our MLA to lower the Total Leverage Ratio for the period from March 31, 2008 through December 31, 2010 to 4.25:1.0. The Total Leverage Ratio had been 4.5:1.0 for the period from March 31, 2008 through December 31, 2009.

As described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we entered into interest rate swaps that effectively fix our interest rates and cover $44.0 million at a weighted average rate of 5.72%, as of December 31, 2010. The additional $8.8 million ($6.0 million available under the credit facility and $2.8 million currently outstanding) remains subject to variable interest rates, at an effective weighted average interest rate of 2.72%, as of December 31, 2010.

Required principal payments for the five years 2011 through 2015 are as follows:

2011	$3,458,976
2012	$3,448,883
2013	$3,438,000
2014	$36,448,000
2015	$0

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTEREST RATE SWAPS

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank, ACB require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

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

On January 1, 2011, we entered into a cash management agreement with CoBank, ACB. This agreement reduces our borrowing expense in the form of lower interest expense by ensuring there are no idle funds in our bank accounts as those excess funds are used to reduce our debt. The program works as follows: i) when we have excess cash in our bank accounts, our surplus cash is automatically applied to our outstanding loan balances in our revolver debt facilities and ii) when we have a cash deficit position in our bank accounts, CoBank, ACB advances funds on our revolver debt facilities to fund the deficit position. Over time, our interest expense is reduced as we are in a cash surplus position more often than a deficit position. In connection with this agreement, on December 30, 2010, we broke out $1,000,000 of the interest rate swap agreements on Loan RX0583-T1. We recognized a realized loss of $6,345 for the early termination of this interest rate swap agreement as of December 31, 2010.

As of December 31, 2010 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T1	03/31/2011	$1,000,000	4.92% (LIBOR Rate of 2.67% plus 2.25% LIBOR Margin)

RX0583-T1	03/31/2013	$11,250,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

RX0583-T2	06/30/2011	$3,000,000	6.40% (LIBOR Rate of 4.15% plus 2.25% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus 2.25% LIBOR Margin)

RX0584-T1	03/31/2011	$4,000,000	5.17% (LIBOR Rate of 2.67%, plus 2.50% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.76%; (LIBOR Rate of 3.26%, plus 2.50% LIBOR Margin)

(1) As described in Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on From 10-K, each note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.25% or 2.50% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815 – Derivatives and Hedging. We have reflected the effect of these hedging transactions in the financial statements for the periods ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 we recognized an unrealized loss, net of tax, of $56,445. As of December 31, 2009 we recognized an unrealized gain, net of tax, of $201,468. As of December 31, 2008 we recognized an unrealized loss, net of tax, of $1,413,713. The unrealized losses and gain were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties. At December 31, 2010, the fair value loss on the swaps was $2,131,177, which has been recorded net of deferred tax benefit of $862,487, for the $1,268,690 in other comprehensive loss. At December 31, 2009, the fair value loss on the swaps was $2,036,361, which has been recorded net of deferred tax benefit of $824,116, for the $1,212,245 in other comprehensive loss. As of December 31, 2008, the fair value loss on the swaps was $2,374,793, which has been recorded net of a deferred tax benefit of $961,080, resulting in the $1,413,713 in other comprehensive loss.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2010	2009	2008
Taxes currently payable
Federal	$1,005,675	$1,042,589	$3,593,900
State	517,726	600,618	1,155,187
Deferred Income Taxes	(421,512)	272,348	(756,860)

Total Income Tax Expense	$1,101,889	$1,915,555	$3,992,227

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, we adopted ASC Topic 740 – Income Taxes. As required under ASC Topic 740, the financial statement benefit of a tax position is recognized only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance Beginning of Year	$200,603	$145,432
Gross Increases
Prior Period Tax Positions	—	79,045
Gross Decreases
Prior Period Tax Positions	(164,286)	—
Settlements	—	(23,874)
Balance at End of Year	$36,317	$200,603

Included in the balance as of December 31, 2010, are unrecognized tax benefits related to positions taken on state income tax return filings.

As of December 31, 2010 we had $21,142 of unrecognized tax benefits, net of a federal tax benefit of $15,175, which if recognized would affect the effective tax rate. As of December 31, 2009 we had $121,245 of unrecognized tax benefits, net of a federal tax benefit of $79,358, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2006 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. The Internal Revenue Service examined our 2006 and 2007 Federal tax returns. The examination of these returns was completed in the second quarter of 2009. The examination resulted in approximately $173,000 of additional tax expense in 2009. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to eliminate unrecognized benefits for uncertain tax positions related to gains on our MWH investment sold in 2006. The above mentioned tax examination also resulted in an additional state tax liability plus interest of $22,944. As of December 31, 2010 we had accrued $8,316 of interest related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2010	2009	2008
Statutory Tax Rate	35.00%	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	6.39	8.72	10.09
Impairment of Goodwill	—	—	11.65
Loss on Escrow	—	4.84	—
Uncertain Tax Positions	(3.94)	—	—
IRS Examination	—	2.82	—
Other, Net	(1.50)	3.45	3.98
Effective tax rate	34.95%	53.83%	59.72%

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2010	2009
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(589,605)	$(372,114)
Deferred Compensation	(270,245)	(299,087)
Other	(386,790)	(282,767)
Total Current Deferred Tax (Asset) / Liabilities	(1,246,640)	(953,968)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	5,672,800	5,616,599
Intangible Assets	7,488,462	8,208,621
Unrealized Losses on Interest Rate Swaps	(858,928)	(824,116)
Deferred Compensation	(454,966)	(705,762)
Partnership Basis	1,584,517	1,180,633
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	13,431,885	13,475,975
Unrecognized Tax Benefit	36,317	200,603
Accrued interest on Unrecognized Tax Benefit	8,316	32,804
Total Deferred Tax (Assets) / Liabilities Long-Term	13,476,518	13,709,382

Net Deferred Tax Liability	$12,229,878	$12,755,414

NOTE 9 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $297,893, $186,396 and $426,266 in 2010, 2009 and 2008, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2010.

Our capital budget for 2011 is approximately $6,300,000 and will be financed through internally generated funds. In September 2010, we signed an agreement for the upgrade to the existing hybrid fiber coaxial cable network in Glencoe, Minnesota for $286,692. As of December 31, 2010 we had an outstanding commitment on this contract for $241,016. There were no other purchase commitments as of December 31, 2010.

NOTE 11 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $130,522, $343,327 and $999,180 during the years ended December 31, 2010, 2009 and 2008, respectively. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 12 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 17 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2009 we entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009 we completed the sale of our ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599 in the third quarter of 2009. The sale of these minority-owned investments allowed us to monetize non-core investments. In addition, this transaction released us approximately $5.7 million in loan guarantees to FRGC for loans to SHAL, LLC and En-Tel Communications, LLC. See Note 13 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding our guarantees.

NOTE 13 - GUARANTEES

On January 30, 2004 we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019 made by American State Bank to FiberComm, LC. As of December 31, 2010 we had recorded a liability of $330,919 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009 maturing January 1, 2015 made by American State Bank to FiberComm, LC. As of December 31, 2010 we have recorded an additional liability of $149,615 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $480,534 of indebtedness of FiberComm, LC as of December 31, 2010. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

On September 24, 2009 we sold our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. In conjunction with this sale, RTFC released us from approximately $5.7 million in loan guarantees for loans made by RTFC to SHAL, LLC and En-Tel Communications, LLC. Our consolidated financial statements for 2010 and 2009 reflect the removal of all recorded loan guarantees for these companies.

NOTE 14 – DEFERRED COMPENSATION

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Compensation over the next five years includes deferred wages totaling $925,333 and continuation of employee benefits. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next five years is due to life-time employee benefits.

NOTE 15 – COMPREHENSIVE INCOME (LOSS)

Our comprehensive income includes two items in addition to net income. The first is an unrealized gain (loss) resulting from our one-third ownership share of HCC’s accumulated other comprehensive income (loss). HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that we have entered into with CoBank, ACB. These interest rate swap agreements cover $44.0 million of our indebtedness to CoBank, ACB, and are described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of our comprehensive income consist of the following:

	2010	2009	2008
Net Income	$2,050,605	$1,642,828	$2,692,526

Other Comprehensive Income:
Unrealized Gains (Losses) of Equity Method Investment	208,007	175,900	(815,390)

Change in Unrealized Gains (Losses) of
Interest Rate Swap Agreements, Net of
Deferred Income Taxes	(56,445)	201,468	(1,413,713)

Total Comprehensive Income	$2,202,167	$2,020,196	$463,423

NOTE 16 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION

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

Our HCC investment consists of the following:

	2010	2009	2008
Equity Investment	$18,000,000	$18,000,000	$18,000,000
Cumulative Income	2,668,825	2,031,800	1,325,085
Cumulative Other Comprehensive Income (Loss)	(431,483)	(639,490)	(815,390)

Total	$20,237,342	$19,392,310	$18,509,695

The cumulative undistributed earnings from HCC were as follows for the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Balance Beginning of Year	$2,031,800	$1,325,085	$699,104
Current Income	637,025	706,715	625,981
Current Distributions	—	—	—

Cumulative Undistributed Earnings	$2,668,825	$2,031,800	$1,325,085

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial information of HCC as of the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Current Assets	$4,400,476	$4,474,879	$6,836,347
Noncurrent Assets	128,393,014	132,571,406	136,784,812
Current Liabilities	9,634,874	7,736,919	10,073,803
Noncurrent Liabilities	62,446,374	71,132,220	78,018,053
Stockholders’ Equity	60,712,242	58,177,146	55,529,303

Revenues	27,588,544	28,275,242	28,871,947
Operating Income	5,627,707	6,940,642	6,644,057
Net Income	1,911,075	2,120,145	1,877,944

The audited financial statements of HCC are included in this Annual Report on Form 10-K.

NOTE 17 – SEGMENT INFORMATION

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. The Telecom Segment operates the following ILECs and CLECs and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of New Ulm;
	▪	Western Telephone Company, a wholly-owned subsidiary of New Ulm;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of New Ulm;
●	CLECs:
	▪	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation – 33.33% ownership interest;
	▪	FiberComm, LC – 25.18% ownership interest;
	▪	Broadband Visions, LLC – 16.26% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

No single customer accounted for a material portion of our consolidated revenues in any of the last three years.

NEW ULM TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – UNAUDITED QUARTERLY OPERATING RESULTS

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
2010:
Revenues	$7,881,873	$7,576,633	$8,145,821	$8,314,836	$31,919,163
Operating Income	1,125,337	586,172	1,023,534	1,658,910	4,393,953
Net Income	671,695	143,134	330,780	904,996	2,050,605
Basic and Diluted Net
Income per Share	$0.13	$0.03	$0.06	$0.18	$0.40

2009:
Revenues	$8,445,816	$8,275,242	$8,030,522	$7,862,093	$32,613,673
Operating Income	1,186,306	962,346	1,132,119	1,143,015	4,423,786
Net Income	713,527	313,856	514,359	101,086	1,642,828
Basic and Diluted Net
Income per Share	$0.14	$0.06	$0.10	$0.02	$0.32

NOTE 19 – TRANSACTIONS WITH EQUITY METHOD INVESTMENTS

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

Total revenues from transactions with affiliates were $1,489,898, $1,936,115, and $2,049,451 for 2010, 2009 and 2008, respectively. Total expenses from transactions with affiliates were $401,267, $626,855 and $663,693 for 2010, 2009 and 2008, respectively.

NOTE 20 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.08 per share, payable on March 15, 2011 to stockholders of record at the close of business on March 4, 2011.

We have evaluated and disclosed subsequent events through the filing date of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the identification of the material weakness in our internal control structure over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control structure over financial reporting as of December 31, 2010:

There was an improper review of several financial account reconciliations at December 31, 2010 that resulted in several significant audit adjustments. It should be noted that the net effect of these audit adjustments did not materially affect our financial position or results of operations for the year ended December 31, 2010.

Remediation of Material Weakness in Internal Control Structure Over Financial Reporting

We are in the process of implementing remediation efforts with respect to our control environment and the material weakness noted above as follows:

We plan, over the course of the next year, to implement a more robust review of our financial account reconciliations to ensure they are completed properly and reviewed for any discrepancies to avoid any misstatements of our financial position or results of operations.

Our management continues to evaluate the ongoing effectiveness and sustainability of the changes it made in internal controls over financial reporting, and, as a result of ongoing evaluation, may identify additional changes to improve our internal control over financial reporting.

This annual report does not include an attestation report of Olsen Thielen & Co., Ltd., our independent registered public accounting firm, regarding internal control over financial reporting. Our management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-K, this Management’s Report on Internal Control Over Financial Reporting shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Information contained under the captions “Proposal No. 1: Election of Directors,” “The Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held May 26, 2011 is incorporated by reference.

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

Item 11. Executive Compensation

Information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in our definitive proxy statement for the annual meeting of stockholders to be held May 26, 2011 is incorporated by reference.

Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

Information contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive proxy statement for our annual meeting of stockholders to be held May 26, 2011 is incorporated by reference.

We do not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained under the caption “Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of stockholders to be held May 26, 2011 is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of stockholders to be held May 26, 2011 is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	50

	Consolidated Statements of Income for the Three Years Ended December 31, 2010, 2009, and 2008	51

	Consolidated Balance Sheets at December 31, 2010 and 2009	52-53

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2010, 2009, and 2008	54

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended Ended December 31, 2010, 2009, and 2008	55

	Notes to Consolidated Financial Statements	56-75

(a) 2.	Consolidated Financial Statement schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	80

	Schedule II – Valuation and Qualifying Accounts	81

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

		82-100

(c)	Exhibits Required

	See “Index to Exhibits”	102-103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2011 also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K for the year ended December 31, 2010. This financial statement schedule is the responsibility of the Company’s Management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 28, 2011

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	1/1/10 Beginning Balance	2010 Additions	2010 Recoveries	2010 Write- Offs	12/31/10 Ending Balance

Customers	$234,500	$42,286	$35,635	$(15,491)	$296,930
IXCs	314,500	194,356	—	(11,149)	497,707

Total	$549,000	$236,642	$35,635	$(26,640)	$794,637

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hector Communications Corporation
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 21, 2011

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,615	$1,415,260
Accounts receivable (net of allowance of $13,761 and $70,748)	1,678,218	1,936,008
Income taxes receivable	947,786	153,521
Materials, supplies and inventories	724,159	609,616
Deferred income taxes (Note 7)	845,447	238,640
Other current assets	152,251	121,834
Total current assets	4,400,476	4,474,879
PROPERTY, PLANT AND EQUIPMENT: (Note 2)	56,140,911	50,872,133
less accumulated depreciation	(25,276,587)	(18,981,147)
Net property, plant and equipment	30,864,324	31,890,986

OTHER ASSETS:
Excess of cost over net assets acquired (Note 3)	60,191,264	60,191,264
Other intangibles (Note 3)	29,415,600	32,520,200
Investment in unconsolidated affiliates (Note 5)	3,788,225	3,534,878
Other investments (Notes 6 and 8)	3,750,581	3,916,454
Other assets	383,020	517,624
Total other assets	97,528,690	100,680,420
TOTAL ASSETS	$132,793,490	$137,046,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 8)	$5,300,000	$4,900,000
Accounts payable	991,692	998,901
Payable to affiliates	248,734	366,630
Accrued expenses	1,476,687	1,471,388
Fair Value of Interest Rate Swaps (Note 9)	1,617,761	—
Total current liabilities	9,634,874	7,736,919
Long-Term Debt, less current portion (Note 8)	47,664,745	54,250,030
Deferred Income Taxes (Note 7)	14,378,397	13,797,504
Fair Value of Interest Rate Swaps (Note 9)	—	2,681,427
Deferred Compensation (Note 10)	403,232	403,259
Total liabilities	62,446,374	71,132,220
STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	8,006,691	6,095,616
Accumulated other comprehensive losses	(1,294,449)	(1,918,470)
Total Stockholders’ Equity	60,712,242	58,177,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,793,490	$137,046,285

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
REVENUES:
Voice services	$17,208,678	$18,170,372	$18,601,793
Video services	2,715,212	2,622,972	2,616,771
Internet services	5,470,293	5,233,726	5,203,560
Other nonregulated services	2,194,361	2,248,172	2,449,823
Total revenues	27,588,544	28,275,242	28,871,947

COSTS AND EXPENSES:
Plant operations, excluding depreciation	5,920,260	6,405,189	6,315,371
Customer operations	1,507,553	1,472,494	1,342,481
General and administrative	2,084,320	1,610,310	2,543,234
Depreciation and amortization	9,555,923	9,252,239	9,290,992
Other operating expenses	2,892,781	2,594,368	2,735,812
Total costs and expenses	21,960,837	21,334,600	22,227,890

OPERATING INCOME	5,627,707	6,940,642	6,644,057

OTHER INCOME (EXPENSE):
Interest expense	(3,116,746)	(3,710,903)	(4,335,349)
Interest and dividend income	235,767	225,610	301,896
Income from investments in unconsolidated affiliates (Note 5)	404,347	156,564	304,082
Gain on sale of assets	—	18,232	233,258
Other income (expense), net	(2,476,632)	(3,310,497)	(3,496,113)

INCOME BEFORE INCOME TAXES	3,151,075	3,630,145	3,147,944

INCOME TAX EXPENSE (Note 7)	1,240,000	1,510,000	1,270,000

NET INCOME	$1,911,075	$2,120,145	$1,877,944

BASIC AND DILUTED NET INCOME PER SHARE	$2.12	$2.36	$2.09

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Net income	$1,911,075	$2,120,145	$1,877,944

Other comprehensive income (loss):
Unrealized holding gain (loss) on marketable securities	(23,636)	(77,856)	(449,211)
Income tax benefit (expense) related to unrealized holding gain (loss) on marketable securities	9,454	31,142	179,684
Unrealized gain (loss) on interest rate swap agreement	1,063,666	966,821	(2,740,349)
Income tax benefit (expense) related to unrealized gain (loss) on interest rate swap agreement	(425,463)	(392,409)	1,097,551
Other comprehensive income (loss)	624,021	527,698	(1,912,325)

Comprehensive income (loss)	$2,535,096	$2,647,843	$(34,381)

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008

	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

BALANCE at December 31, 2007	$9,000	$53,991,000	$2,097,527	$(533,843)	$55,563,684

Net Income			1,877,944		1,877,944
Change in unrealized losses on marketable securites, net of deferred taxes				(269,527)	(269,527)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				(1,642,798)	(1,642,798)

BALANCE at December 31, 2008	9,000	53,991,000	3,975,471	(2,446,168)	55,529,303

Net Income			2,120,145		2,120,145
Change in unrealized losses on marketable securites, net of deferred taxes				(46,714)	(46,714)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				574,412	574,412

BALANCE at December 31, 2009	9,000	53,991,000	6,095,616	(1,918,470)	58,177,146

Net Income			1,911,075		1,911,075
Change in unrealized losses on marketable securites, net of deferred taxes				(14,182)	(14,182)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				638,203	638,203

BALANCE at December 31, 2010	$9,000	$53,991,000	$8,006,691	$(1,294,449)	$60,712,242

See notes to consolidated financial statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$1,911,075	$2,120,145	$1,877,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,690,527	9,386,843	9,425,596
Income from unconsolidated affiliates	(404,347)	(156,564)	(304,082)
Cash distributions from unconsolidated affiliates	151,000	105,321	176,777
Gain on sale of assets	—	(18,232)	(233,258)
Noncash patronage refund	(146,610)	(159,717)	(108,716)
Changes in assets and liabilities:
Accounts receivable	257,790	273,609	245,297
Income taxes receivable	(794,265)	(153,521)	—
Materials and supplies	(114,543)	(30,365)	275,357
Other current assets	(30,417)	(16,817)	921,097
Accounts payable	(125,105)	500,253	(151,077)
Accrued expenses	5,299	(63,875)	(312,379)
Income taxes payable	—	(1,961,676)	1,961,676
Deferred taxes	(441,923)	(874,061)	(5,738,238)
Deferred compensation	(27)	(441,749)	(43,625)
Net cash provided by operating activities	9,958,454	8,509,594	7,992,369

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,424,661)	(5,758,244)	(5,081,267)
Proceeds from sales of CATV Properties	—	—	233,258
Purchases of investments	(5,354)	(21,531)	(272,934)
Payable to USCC	—	—	(832,701)
Proceeds from sales of investments	294,201	757,674	4,382,379
Net cash used in investing activities	(5,135,814)	(5,022,101)	(1,571,265)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(6,185,285)	(6,679,917)	(10,744,918)
Proceeds from issuance of long-term debt	—	1,380,222	—
Net cash used in financing activities	(6,185,285)	(5,299,695)	(10,744,918)
Net Decrease in Cash and Cash Equivalents	(1,362,645)	(1,812,202)	(4,323,814)

Cash and Cash Equivalents at Beginning of Period	1,415,260	3,227,462	7,551,276

Cash and Cash Equivalents at End of Period	$52,615	$1,415,260	$3,227,462

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,415,374	$4,123,586	$4,915,370
Income taxes paid during the period	2,476,118	4,499,258	4,861,678

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

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2010, the Company’s subsidiaries provided telephone service to 24,397 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 4,964 subscribers in Minnesota. The Company also provides internet service to 11,774 subscribers in their service area. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

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

Subsequent Events: In preparing these financial statements, the Company has evaluated for recognition or disclosure the events or transactions that occurred through March 21, 2011, the date the financial statements were available to be issued.

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

The Company reviews income tax positions taken or expected to be taken in income tax returns to determine if there are any income tax uncertainties. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on the technical merits of the positions. For any uncertain tax position, the tax benefit recognized is measured at the largest amount of the benefit that carries a greater than 50% likelihood of being realized upon settlement. The Company has identified no significant income tax uncertainties. The Company’s federal and state income returns are open to examination for tax years 2007 through 2009. There is a state income tax audit in process for 2006 through 2008.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of telecommunications property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations. The Company reviews long lived assets for impairment if certain events or changes in circumstances indicate that impairment may exist. The Company has not recorded any impairment losses on property, plant and equipment for the years ended December 31, 2010, 2009 or 2008.

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

Other investments: The Company owns CoBank stock and investments in the stock of other telecommunications service providers. Long-term investments in corporations that are not intended for resale or are not readily marketable and in which the Company does not exercise significant influence are valued using the cost method. The cost method requires the Company to periodically evaluate these investments for impairment and if impairment is found, reduce the investment’s valuation to its net realizable value. No impairment charges have been taken against these investments

Other intangibles and other assets: Other intangible assets owned by the Company include customer relationships, trade names, and regulatory rights acquired and customer lists purchased. Other assets owned by the Company include deferred debt issuance costs, and other deferred charges. Intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life.

Disclosures about fair value of financial instruments: Under generally accepted accounting principles, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards establish a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and,

Level 3 - Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company uses observable market data, when available, in making fair value measurements. Fair value measurements are classified according to the lowest level input that is significant to the valuation.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting principles: In January 2010, the FASB issued new guidance related to disclosures about the transfer in and out of levels 1 and 2 and the activity in level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance did not have a material impact on our disclosures.

In October 2009, the FASB issued new guidance for separating consideration in multiple-deliverable arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The guidance is effective beginning in 2011. We do not anticipate the adoption of the guidance to have a significant impact on our consolidated financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated Useful Life	December 31, 2010	December 31, 2009
Land		$414,052	$414,052
Buildings	5-40 years	3,809,302	3,683,689
Machinery and equipment	3-15 years	951,940	770,068
Furniture and fixtures	5-10 years	353,185	240,280
Telephone plant	5-33 years	47,401,829	42,951,598
Cable television plant	10-15 years	2,986,785	2,310,708
Construction in progress		223,818	501,738
		56,140,911	50,872,133
Less accumulated depreciation		(25,276,587)	(18,981,147)

		$30,864,324	$31,890,986

Depreciation expense included in costs and expenses from operations was $6,451,323, $6,152,640 and $6,186,392 for the years ended December 31, 2010, 2009 and 2008.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

A summary of changes to the Company’s goodwill is as follows:

Balance at December 31, 2006	$86,347,040
Reclassification of identified intangible assets acquired net of deferred income taxes of $10,555,100	(22,373,900)
Midwest Wireless Holdings escrow funds received net of income taxes of $1,026,200	(1,673,683)
Other adjustments	(432,046)
Balance at December 31, 2007	$61,867,411
Additional income taxes on liquidation of Subsidiary holding a portion of the Midwest Wireless investment	1,003,903
Midwest Wireless Holdings escrow funds received net of income taxes of $1,643,400	(2,680,050)
Balance at December 31, 2008, 2009 and 2010	$60,191,264

Under generally accepted accounting principles, goodwill and other intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. In 2010, 2009 and 2008, the Company engaged an independent valuation firm to complete its annual impairment test for goodwill acquired. Such testing resulted in no impairment charge to goodwill, as the determined fair value was sufficient to pass the first step of the impairment test in all three years.

The components of the Company’s identified other intangible assets are as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived Intangibles:
Customer Relationships - 11.58 Yr Life	$31,125,000	$(10,968,248)	$31,125,000	$(8,249,936)
Regulatory Rights - 13.61 Yr Life	5,193,000	(1,545,152)	5,193,000	(1,158,864)
Indefinite-lived Intangibles
Trade name	5,611,000	—	5,611,000	—
Totals	$41,929,000	$(12,513,400)	$41,929,000	$(9,408,800)
Net Identified Intangible Assets		$29,415,600		$32,520,200

Amortization expense of definite-lived other intangible assets was $3,104,600 for the year ended December 31, 2010, $3,099,600 for the year ended December 31, 2009, and $3,104,600 for the year ended December 31, 2008. Amortization expense for the next five years is estimated at $3,104,600, annually.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, investment at December 31, 2010 and 2009 and income or loss from these investments for the years ended December 31, 2010, 2009 and 2008.

	Ownership Interest	Book Value at December 31, 2010	Book Value at December 31, 2009	Income (Loss) 2010	Income (Loss) 2009	Income (Loss) 2008

Broadband Visions	16.7%	$851,956	$787,793	$64,163	$(68,767)	$(18,641)
Communications Mgmt Grp	6.5%	702,566	540,887	161,679	99,027	126,581
Independent Pinnacle Services	7.9%	—	—	—	51,972	69,633
Northern Transport Group	20.0%	—	—	—	—	(39,452)
NW Minnesota Spec Access	5.3%	13,081	21,461	2,146	11,396	600
702 Communications	18.1%	1,576,538	1,512,396	154,615	9,003	113,354
West Central Transport	5.0%	199,172	223,345	25,828	46,888	60,864
Midwest AWS Limited Partners	13.5%	235,067	238,598	(3,531)	7,212	(7,639)
SkyCom 700 mhz LLC	8.4%	209,845	210,398	(553)	(167)	(1,218)

		$3,788,225	$3,534,878	$404,347	$156,564	$304,082

In 2009, the Company received $706,595 in cash for its ownership of Independent Pinnacle Services. The proceeds exceeded the investment of $688,423 by $18,172, which was recorded as a gain in 2009.

Summarized financial information for all unconsolidated affiliates as of December 31, 2010 and 2009 and for the years then ended is as follows:

	2010	2009
Revenue	$35,984,348	$32,420,968
Operating Income	6,469,594	4,832,648
Net Income	4,454,361	1,964,836
Total Assets	41,345,723	38,577,307
Total Liabilities	8,002,386	8,144,697
Total Equity	33,343,337	30,432,610

NOTE 6 - MARKETABLE SECURITIES

The Company holds investments in marketable securities that are classified as non-current other investments. Marketable securities consist of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2010 and 2009. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2010	$1,263,806	$60,954	$600,600	$724,160
December 31, 2009	$1,263,806	$41,689	$557,698	$747,797

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETABLE SECURITIES (Continued)

The following table shows the Company’s investments’ gross unrealized losses, fair value, and the length of time that individual security have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	2010
	12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$471,900	$(600,600)	$471,900	$(600,600)

	2009
	12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$514,802	$(557,698)	$514,802	$(557,698)

The investment security in an unrealized loss position is traded on the over-the-counter bulletin board market. The unrealized losses on the Company’s investment in this equity security is considered to be a reflection of current economic conditions in the United States and global economy over the past three years which have placed unwarranted downward pressure on the investment’s stock price, and that price is not believed to be directly correlated with the net worth of the investment’s stock value. In addition, the Company also believes that there has been no deterioration in the financial condition or overall fundamentals of the individual security held. The Company has the intent and ability to hold this security until the unrealized losses are recovered. Based on this analysis, the Company has concluded that this investment is not other-than-temporarily impaired at December 31, 2010.

Realized gains on the sales of securities are based on the book value of the securities sold using the specific identification method. There were no marketable security sales in 2010, 2009 or 2008.

As of December 31, 2010 and 2009, the amount of unrealized loss on available-for-sale securities included in accumulated other comprehensive income (loss) included in stockholders’ equity was $539,679 and $516,043, net of deferred tax benefits of $215,892 and $206,438, respectively.

NOTE 7 - INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) were as follows:

	2010	2009	2008
Currently payable taxes:
Federal	$1,053,605	$1,598,767	$5,338,235
State	628,318	785,294	1,670,003
	1,681,923	2,384,061	7,008,238
Deferred income tax	(441,923)	(874,061)	(5,738,238)
	$1,240,000	$1,510,000	$1,270,000

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (Continued)

Deferred tax liabilities and assets as of December 31 related to the following:

	2010	2009

Deferred tax liabilities:
Accelerated depreciation	$4,789,174	$4,137,196
Intangibles	9,550,299	10,745,311
Partnership and LLC investments	321,507	244,119
	14,660,980	15,126,626
Deferred tax assets:
Deferred compensation	158,380	158,724
Accrued expenses	210,029	238,640
Interest rate swaps	647,099	1,072,562
Other	112,522	97,836
	1,128,030	1,567,762

	$13,532,950	$13,558.864

Presented on the balance sheet as:

Current deferred tax asset	$(845,447)	$(238,640)
Non current deferred tax liability	14,378,397	13,797,504

Net deferred tax	$13,532,950	$13,558,864

The provision for income taxes varied from the federal statutory tax rate as follows:

	2010	2009	2008
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal benefit	6.9	8.6	7.2
Other	(1.5)	(1.0)	(0.8)
Effective tax rate	39.4%	41.6%	40.4%

NOTE 8 - LONG-TERM DEBT

The Company’s long-term debt is as follows:

	December 31, 2010	December 31, 2009

CoBank:
Term loan facility	$51,565,000	$57,665,000
Revolving credit facility	1,339,854	1,380,222
RDUP:
Rural economic development loan	59,891	104,808
Total	52,964,745	59,150,030
Less current portion	5,300,000	4,900,000
	$47,664,745	$54,250,030

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (Continued)

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and began in December 2007. Principal payments will be due quarterly until September 30, 2013 when the remaining balance of $37,565,000 is due. Interest is payable quarterly at a variable rate plus the LIBOR margin rate (2.31%, 2.56%, and 4.56% at December 31, 2010, 2009 and 2008). The LIBOR margin rate which can range from .75% to 3.0% will increase or decrease based on how the Company’s “leverage ratio” increases or decreases as defined in the loan agreement. As mentioned in Note 9, the Company has effectively fixed the interest rates and payments on $51,000,000 of this debt through interest rate swap agreements. CoBank syndicated $25,000,000 of the original term loan facility to other financial institutions, but remains the administrative agent for the loan.

The Company also has available a Revolving Credit Facility payable to CoBank which is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $8,660,146 is available on December 31, 2010. Interest is payable quarterly at a variable rate (4.25% at December 31, 2010).

The RDUP economic development loan consists of a non-interest bearing note payable to the RDUP in equal monthly payments of $3,743. The loan was made to one of the Company’s subsidiaries. This loan matures in 2012. Proceeds from the loan were lent to a city in the subsidiaries’ service territory under identical repayment terms.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. The Company’s investment in CoBank stock was $2,550,214 and $2,647,533 as of December 31, 2010 and 2009.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $396,421 and $416,126 at December 31, 2010 and 2009. Approximately 65% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded patronage refunds of $396,421 and $406,074 for the years ending December 31, 2010 and 2009. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2010 and 2009.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2011	5,300,000
2012	5,700,000
2013	41,964,745

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

In 2008, the Company entered into a swap for $13,000,000 delivered September 2008. The term is 3 years and the fixed contractual interest rate is 3.76% plus leverage margin. This swap expires November 2011. Subsequent to year end, $800,000 of this swap was broken out from the swap. The termination fee for breaking this portion of the swap was $21,000. The remaining $12,200,000 remains under the terms of the original agreement.

The interest rate swaps qualify as cash flow hedges for accounting purposes under generally accepted accounting principles and as such, the gains or losses in the fair value of the swaps are recorded as a separate component of other comprehensive income (loss) rather than in earnings. The fair value of the Company’s interest rate swap agreement is determined from a valuation received from CoBank which is based on the present value of expected future cash flows using discount rates appropriate with the terms of the swaps. The fair value indicates an estimated amount the Company would receive or pay if the contracts were canceled or transferred to other parties. If the Company were to terminate its interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income. At December 31, 2010 and 2009, the fair value loss of the swaps was $1,617,761 and $2,681,427 which has been recorded, net of deferred tax of $647,099 and $1,072,562 as a decrease in comprehensive income (loss).

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who are under the age of fifty and most certain service requirements may contribute up to $16,500 of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company were $78,964, $79,764, and $84,166 for the years ended December 31, 2010, 2009 and 2008.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EMPLOYEE BENEFIT PLANS (Continued)

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. In 2009, one of the officers died and the Company’s obligation for that officer ceased. The Company adjusted the liability for this change in circumstances. Deferred compensation (benefit) expense included in operations were $36,961, ($390,055), and $216,857 for the years ended December 31, 2010, 2009 and 2008. Payments made under the agreement by the Company were $54,354, $78,070, and $106,694 for the years ended December 31, 2010, 2009 and 2008.

NOTE 11 - TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $470,159, $448,176, and $436,564 for the years ended December 31, 2010, 2009 and 2008. Expenses from transactions with these affiliates were $491,264, $524,568, and $521,764 or the years ended December 31, 2010, 2009 and 2008.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

The Company has entered into management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee began January 1, 2007 and was $300,000, $325,000, and $399,000 for the years ended December 31, 2010, 2009 and 2008.

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources, maintenance of plant, and internet help desk services. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. Fees for these services were $1,387,537, $1,399,306 and $1,329,982 for the years ended December 31, 2010, 2009 and 2008.

In addition, the Company’s shareholders provided labor, materials and equipment related to construction of the Company’s property, plant and equipment. The total of these services provided by the Company’s shareholder was $1,345,647, $1,608,177, and $1,096,700 and for the years ended December 31, 2010, 2009 and 2008.

The total balances due from the Company to its shareholders for routine services provided at December 31, 2010 and 2009 were $248,734 and $366,630.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the years ended December 31, 2010, 2009 and 2008. The Company has no foreign operations.

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

Dated: March 28, 2011	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis

Bill D. Otis, Chief Executive
Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski

Curtis O. Kawlewski, Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 28, 2011
James P. Jensen, Chair

/s/ Bill D. Otis	March 28, 2011
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 28, 2011
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Rosemary J. Dittrich	March 28, 2011
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier	March 28, 2011
Mary Ellen Domeier, Director

/s/ Paul W. Erick	March 28, 2011
Paul W. Erick, Director

/s/ Duane D. Lambrecht	March 28, 2011
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 28, 2011
Perry Meyer, Director

/s/ Dennis E. Miller	March 28, 2011
Dennis Miller, Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K (file No. 000-03024) filed on June 3, 2009)

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1986)

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on July 18, 2006)

10.3

Stockholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2006)

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

10.11

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.12

Waiver and Amendment Letter dated March 27, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s annual report on Form 10- K filed on May 8, 2009)

10.13

Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson Telephone Company (as successor to Hutchinson Acquisition Corp) (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 7, 2008)

10.14

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.8 contained in the Company’s Form 8-K filed on January 7, 2008)

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

10.18

Form of Security Agreement, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 8-K filed on January 7, 2008)

10.19

Form of Guarantee, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.15 contained in the Company’s Form 8-K filed on January 7, 2008)

10.20

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.2 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.21

Waiver, Release and Amendment letter dated September 14, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended September 30,2009)

10.22*	Amendment letter dated March 25, 2011 between CoBank, ACB and New Ulm Telecom, Inc. and between CoBank, ACB and Hutchinson Telephone Company.

16.1	Letter Regarding the Change in Certifying Accountant – Kiesling Associates LLP (incorporated by reference to exhibit 16.1 contained in the Company’s Form 8-K filed on June 27, 2008)

21*	Subsidiaries of the New Ulm Telecom, Inc.

31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed Herewith

+ Management compensation plan or arrangement required to be filed as an exhibit