Form 10-Q
period 2011-03-31
NEW ULM TELECOM INC
filed 2011-05-13
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The total number of shares of the registrant’s common stock outstanding as of May 13, 2011: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Local Service	$1,691,185	$1,644,471
Network Access	3,693,571	3,568,787
Video	1,243,333	1,078,219
Data	648,147	582,632
Long Distance	152,475	199,002
Other Non-Regulated	991,021	912,204
Total Operating Revenues	8,419,732	7,985,315

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,559,042	1,300,294
Cost of Video	1,138,424	991,257
Cost of Data	230,049	219,657
Cost of Other Nonregulated Services	403,006	319,394
Depreciation and Amortization	2,393,915	2,461,615
Selling, General and Administrative	1,627,855	1,567,761
Total Operating Expenses	7,352,291	6,859,978

OPERATING INCOME	1,067,441	1,125,337

OTHER (EXPENSE) INCOME
Interest Expense	(669,365)	(691,607)
Interest Income	72,775	71,609
Interest During Construction	12,941	4,001
Gain on Disposal of Assets	4,282	—
Equity in Earnings of Hector Investment	113,015	175,540
CoBank Patronage Dividends	485,812	513,436
Other Investment Income	49,927	21,785
Total Other Income (Expense)	69,387	94,764

INCOME BEFORE INCOME TAXES	1,136,828	1,220,101

INCOME TAXES	460,659	548,406

NET INCOME	$676,169	$671,695

BASIC AND DILUTED NET INCOME PER SHARE	$0.13	$0.13

DIVIDENDS PER SHARE	$0.08	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$1,821,204	$2,394,703
Receivables, Net of Allowance for Doubtful Accounts of $835,163 and $794,637	1,862,507	1,662,224
Income Taxes Receivable	126,104	85,218
Materials, Supplies, and Inventories	1,785,913	1,708,042
Deferred Income Taxes	1,207,504	1,246,640
Prepaid Expenses	422,857	345,905
Total Current Assets	7,226,089	7,442,732

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	21,773,526	22,292,714
Hector Investment	20,444,504	20,237,342
Other Investments	4,296,545	4,142,002
Other Assets	198,554	223,997
Total Investments and Other Assets	76,420,229	76,603,155

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	92,424,678	91,384,156
Other Property & Equipment	5,883,344	5,777,342
Video Plant	7,463,446	7,416,075
Total Property, Plant and Equipment	105,771,468	104,577,573
Less Accumulated Depreciation	69,833,522	68,186,857
Net Property, Plant & Equipment	35,937,946	36,390,716

TOTAL ASSETS	$119,584,264	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,459,500	$3,458,976
Accounts Payable	1,226,378	1,154,791
Other Accrued Taxes	229,221	187,220
Financial Derivative Instruments	28,801	92,658
Deferred Compensation	568,229	670,533
Other Accrued Liabilities	2,130,793	1,880,402
Total Current Liabilities	7,642,922	7,444,580

LONG-TERM DEBT, Less Current Portion	42,040,640	43,334,883

NONCURRENT LIABILITIES:
Loan Guarantees	472,115	480,534
Deferred Income Taxes	13,638,058	13,476,518
Other Accrued Liabilities	81,257	86,937
Financial Derivative Instruments	1,744,569	2,038,519
Deferred Compensation	944,849	1,128,863
Total Noncurrent Liabilities	16,880,848	17,211,371

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,393,022)	(1,700,173)
Retained Earnings	45,887,151	45,620,217
Total Stockholders’ Equity	53,019,854	52,445,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,584,264	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$676,169	$671,695
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,403,684	2,471,384
(Gain) Loss on Disposal of Assets	(4,282)	—
Undistributed Earnings of Hector Investment	(113,015)	(175,540)
Undistributed Earnings of Other Equity Investments	(49,927)	(21,785)
Noncash Patronage Refund	(171,034)	(179,703)
Distributions from Equity Investments	100,000	—
Changes in Assets and Liabilities:
Receivables	(200,283)	2,838
Income Taxes Receivable	(40,886)	474,081
Inventories	(77,871)	(13,391)
Prepaid Expenses	(76,952)	(192,692)
Deferred Charges	—	(80,000)
Accounts Payable	152,269	(31,904)
Other Accrued Taxes	42,001	40,540
Other Accrued Liabilities	244,711	(21,509)
Deferred Income Tax	71,546	74,327
Deferred Compensation	(286,318)	(338,002)
Net Cash Provided by Operating Activities	2,669,812	2,680,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,502,638)	(1,335,468)
Proceeds from Disposal of Assets	4,282	—
Other, Net	(42,001)	(42,000)
Net Cash Used in Investing Activities	(1,540,357)	(1,377,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,293,719)	(744,359)
Dividends Paid	(409,235)	(409,235)
Net Cash Used in Financing Activities	(1,702,954)	(1,153,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(573,499)	149,277

CASH AND CASH EQUIVALENTS at Beginning of Period	2,394,703	2,526,490

CASH AND CASH EQUIVALENTS at End of Period	$1,821,204	$2,675,767

Supplemental cash flow information:
Cash paid for interest	$663,920	$695,224
Net cash paid for income taxes	$430,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2010, AND
THREE MONTHS ENDED MARCH 31, 2011

	Common Stock		Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE on December 31, 2009	5,115,435	$8,525,725	$(1,851,735)	$45,206,551	$51,880,541

Net Income				2,050,605	2,050,605
Dividends				(1,636,939)	(1,636,939)
Unrealized Gains of Equity Method Investee			208,007		208,007
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(56,445)		(56,445)

BALANCE on December 31, 2010	5,115,435	8,525,725	(1,700,173)	45,620,217	52,445,769

Net Income				676,169	676,169
Dividends				(409,235)	(409,235)
Unrealized Gains of Equity Method Investee			94,147		94,147
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			213,004		213,004

BALANCE on March 31, 2011	5,115,435	$8,525,725	$(1,393,022)	$45,887,151	$53,019,854

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. (NU Telecom) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Revenues are earned from our customers primarily through the connection to our local network, digital and commercial television programming, and Internet services (both dial-up and high-speed broadband). Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

Revenues earned from interexchange carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm Telecom’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for New Ulm Telecom include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Cost of Services (excluding depreciation and amortization)
Cost of services includes all costs related to delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring and transport cost.

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

We did not have any net unrecognized tax benefits at March 31, 2011 that, if recognized, would affect the income tax provision when recorded, in accordance with ASC Topic 740.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2006 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At March 31, 2011 and December 31, 2010 we had $0 and $8,316 accrued for interest or penalties related to income tax matters.

Recent Accounting Developments

Issued in January, 2010 ASU 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures, and provides guidance related to disclosures about the transfer in and out of Levels 1 and 2 and the activity in Level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in the first quarter of 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Our adoption of this guidance on Level 3 activity, which was effective in the first quarter of 2011, did not have a material impact on our disclosures.

Issued in October, 2009 ASU 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, provides guidance for separating consideration in multiple-deliverable arrangements. Our adoption of this guidance, which was effective on January 1, 2011, did not have a material effect on our consolidated financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Noncash Investing Activities

Noncash investing activities included $49,840 and $162,755 for the periods ended March 31, 2011 and 2010. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at March 31, 2011 and 2010.

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

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Our swap agreements were determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2010. We believe the carrying value of our investments is not impaired.

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

Note 4 – Goodwill and Intangible Assets

We account for goodwill and other intangible assets under ASC Topic 350 – Intangibles – Goodwill and Other. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At March 31, 2011 and December 31, 2010, our goodwill totaled $29,707,100. Goodwill increased by $190,776 between March 31, 2011 and 2010 due to the acquisition of the cable television (CATV) system in Glencoe, Minnesota.

As required by ASC Topic 350, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. We completed our annual impairment test for acquired goodwill in the fourth quarter of 2010, which resulted in no impairment charges to goodwill.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		March 31, 2011		December 31, 2010
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customer Relationships	14-15 yrs	$19,378,445	$4,484,926	$19,378,445	$4,139,070
Regulatory Rights	15 yrs	4,000,000	866,661	4,000,000	799,994
Non-Competition Agreement	5 yrs	800,000	519,999	800,000	480,000
Trade Name	3 yrs	800,000	333,333	800,000	266,667
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,978,445	$6,204,919	$27,978,445	$5,685,731
			—
Net Identified Intangible Assets			$21,773,526		$22,292,714

Amortization expense related to the definite-lived intangible assets was $519,188 and $516,728 for the three months ended March 31, 2011 and 2010.

Amortization expense for the remaining nine months of 2011 and the five years subsequent to 2011 is estimated to be:

•	(April 1 – December 31) - $1,557,470
•	2012 - $2,076,658
•	2013 - $1,649,991
•	2014 - $1,649,991
•	2015 - $1,649,991
•	2016 - $1,648,602

Note 5 – Secured Credit Facility

On January 4, 2008, in connection with our acquisition of HTC, we entered into a $59,700,000 credit facility with CoBank, ACB. Under the credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs.

NU Telecom and its respective subsidiaries also entered into security agreements under which substantially all of the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank, ACB as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements also put restrictions on the ability of NU Telecom to pay cash dividends to its stockholders. NU Telecom is allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), is equal to or less than 3.50 to 1.00 and (b) in either case if NU Telecom is not in default or potential default under the loan agreements.

As of March 31, 2011, we were in compliance with all financial ratios contained in our loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we entered into interest rate swaps that effectively fix our interest rates and cover $39.0 million of our debt at a weighted average rate of 5.82%, as of March 31, 2011. The additional $12.9 million ($6.4 million available under the credit facility and $6.5 million currently outstanding) remains subject to variable interest rates, at an effective weighted average interest rate of 2.67%, as of March 31, 2011.

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

On January 1, 2011, we entered into a cash management agreement with CoBank, ACB. This agreement reduces our borrowing expense in the form of lower interest expense by ensuring there are no idle funds in our bank accounts as those excess funds are used to reduce our debt. When we have excess cash in our bank accounts, our surplus cash is automatically applied to our outstanding loan balances in our revolver debt facilities and when we have a cash deficit position in our bank accounts, CoBank, ACB advances funds on our revolver debt facilities to fund the deficit position. Over time, our interest expense is reduced as we are in a cash surplus position more often than a deficit position. In connection with this agreement, on December 30, 2010, we broke out $1,000,000 of the interest rate swap agreements on Loan RX0583-T1. We recognized a realized loss of $6,345 for the early termination of this interest rate swap agreement as of December 31, 2010.

On March 31, 2011, an additional $5,000,000 of our swaps matured on Loan RX0583-T1 ($1,000,000) and Loan RX0584-T1 ($4,000,000). No gain or loss was recognized on these swaps as they had reached their full maturities.

As of March 31, 2011 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.51% (LIBOR Rate of 3.26% plus
			2.25% LIBOR Margin)

RX0583-T2	06/30/2011	$3,000,000	6.40% (LIBOR Rate of 4.15% plus
			2.25% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.79% (LIBOR Rate of 4.54% plus
			2.25% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.76% (LIBOR Rate of 3.26% plus
			2.50% LIBOR Margin)

(1) As described in Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, each note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.25% or 2.50% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815. We have reflected the effect of these hedging transactions in the financial statements for the periods ended March 31, 2011 and 2010. The unrealized gain and loss were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements at March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
	2011	2010
Gain (Loss) on Derivative Instruments	$357,807	$(334,634)

Deferred Income Tax	(144,803)	139,401

Gain (Loss) Reported in Accumulated Other Comprehensive Income (Loss)	$213,004	$(195,233)

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

On June 30, 2009 we entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009 we completed the sale of our ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599 in the third quarter of 2009. The sale of these minority-owned investments allowed us to monetize non-core investments. In addition, this transaction released us from approximately $5.7 million in loan guarantees to Rural Telephone Finance Cooperative for loans to SHAL, LLC and En-Tel Communications, LLC. See Note 8 – “Guarantees” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding our guarantees.

Note 8 – Guarantees

On January 30, 2004 we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019 made by American State Bank to FiberComm, LC. As of March 31, 2011 we had recorded a liability of $324,251 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009 maturing January 1, 2015 made by American State Bank to FiberComm, LC. As of March 31, 2011 we have recorded an additional liability of $147,864 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $472,115 of indebtedness of FiberComm, LC as of March 31, 2011. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

Note 9 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Cash compensation over the next year includes deferred wages totaling $587,250. The difference between the recorded deferred compensation on the balance sheet and cash compensation to be paid over the next year is due to life-time employee benefits.

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

Note 11 – Comprehensive Income

Our comprehensive income includes two items in addition to net income. The first is an unrealized gain resulting from our one-third ownership share of HCC’s accumulated other comprehensive income (loss). HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that NU Telecom entered into with CoBank, ACB. As of March 31, 2011, these interest rate swap agreements cover $39.0 million of NU Telecom’s indebtedness to CoBank, ACB, and are described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Components of our comprehensive income consist of the following:

	Three Months Ended March 31,
	2011	2010
Net Income	$676,169	$671,695

Other Comprehensive Income:
Unrealized Gain of Equity Method Investee	94,147	1,967

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	213,004	(195,233)

Total Comprehensive Income	$983,320	$478,429

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2011. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the discussion relating to commitments and contingencies.

Note 13 – Investment in Hector Communications Corporation

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

The following table summarizes financial information of HCC for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Operating Revenues	$6,544,179	$6,928,215
Operating Income	1,235,682	1,598,683
Net Income	339,044	526,620

Note 14 – Acquisition of CATV Assets

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause differences include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors” of this quarterly report on Form 10-Q and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by us and our management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made, which is the filing date of this Form 10-Q. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligations to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies and Estimates,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and digital TV. We also need capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Trends

In the first quarter of 2011, we continued to be affected by both increasing competition and the effects of the continuing current United States economic decline, specifically in our HTC markets. Despite these challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over IP (VOIP) providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Access line losses totaled 849 or 2.9% for the year ended March 31, 2011. The declines in access lines we experienced for the year ended March 31, 2011 are below the industry average.

As we experience access line losses, portions of our network access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future network access revenue. Network access revenue may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change.

We have built a state-of-the-art broadband network and continue to increase connectivity speeds to customers, along with the bundling of our voice, Internet and video services, allowing us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and IP television services.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended March 31,
	2011	2010

Operating Revenues
Local Service	$1,691,185	$1,644,471
Network Access	3,693,571	3,568,787
Video	1,243,333	1,078,219
Data	648,147	582,632
Long Distance	152,475	199,002
Other	991,021	912,204
Total Operating Revenues	8,419,732	7,985,315

Cost of Services, Excluding Depreciation and Amortization	3,330,521	2,830,602
Selling, General and Administrative	1,627,855	1,567,761
Depreciation and Amortization Expenses	2,393,915	2,461,615
Total Operating Expenses	7,352,291	6,859,978

Operating Income	$1,067,441	$1,125,337

Net Income	$676,169	$671,695

Capital Expenditures	$1,502,638	$1,335,468

Key metrics
Access Lines	28,105	28,954
Video Customers	10,179	9,383
Broadband Customers	9,728	9,301
Dial Up Internet Customers	883	1,339
Long Distance Customers	13,900	14,039

Revenue

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

Local service revenue was $1,691,185, which is $46,714, or 2.8% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Despite the decrease in access lines, local service revenue increased primarily due to an increase in local private line service and increased reciprocal compensation from wireless carriers. Our access lines are decreasing as customers are increasingly using other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial up platform to a broadband platform.

The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLC) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to the ILECs.

Network access revenue was $3,693,571, which is $124,784, or 3.5% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Lower minutes of use were offset by a $191,007 increase in special access as primarily wireless carriers are buying special circuits to backhaul their traffic from our service territories to their facilities.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve ten communities with our digital TV services and five communities with our CATV services.

Video revenue was $1,243,333, which is $165,114, or 15.3% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to the addition of the Glencoe CATV system we purchased in June 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of 2010 and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Data revenue was $648,147, which is $65,515, or 11.2% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Despite a 456 or 34.1% decrease in our dial-up Internet customers between March 31, 2011 and 2010, data revenues increased over that same timeframe primarily due to a 427 or 4.6% increase in our broadband customers. Broadband customers have a higher profit margin than dial-up Internet customers. Our acquisition of the CATV system in Glencoe added approximately 300 broadband customers in June 2010. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines.

Long distance revenue was $152,475, which is $46,527, or 23.4% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to the loss of 139 or 1.0% of our customer base at March 31, 2011 compared to March 31, 2010, and customers utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product as well as revenue collected for the sale of wireless phones and accessories.

Other revenue was $991,021, which is $78,817, or 8.6% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to increases in the sales of cellular phones and activation revenues, facilities rent revenues and transport services revenues. This increase was partially offset by a decrease in CPE revenue due to the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,330,521, which is $499,919, or 17.7% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to increased costs to provide services to a larger customer base, including the addition of the CATV system in Glencoe. Also contributing to the increase in costs were increases in video programming fees and employee benefits, and the addition of costs associated with maintenance agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,627,855, which is $60,094, or 3.8% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to increased employee benefit costs and expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,393,915, which is $67,700, or 2.8% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during 2010 as we switch to a new broadband network.

Operating Income

Operating income was $1,067,441, which is $57,896, or 5.1% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to an increase in cost of services and selling, general and administrative expenses, partially offset by an increase in revenue and a decrease in depreciation and amortization expenses, all of which are described above.

Other Income and Interest Expense

Interest expense was $669,365, which is $22,242, or 3.2% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decreases were primarily the result of lower outstanding debt balances.

Interest income was $72,775, which is $1,166, or 1.6% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily due to an increase in interest earned on outstanding customer accounts, partially offset by lower interest earned on our cash investments and bank accounts. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions; our interest income earned on these funds has declined.

HCC investment income was $113,015, which is $62,525, or 35.6% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease reflects our equity portion of HCC’s net income. HCC operating net income was $339,044, which is $187,576, or 35.6% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and was a result of declining revenues and decreased profitability.

Other income for the three months ended March 31, 2011 and 2010, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2011 amounted to $485,812, compared to $513,436 allocated and received in 2010. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $49,927, which is $28,142, or 129.2% higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $460,659, which is $87,747, or 16.0% lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The effective income tax rates for the three months ending March 31, 2011 and 2010 were approximately 40.5% and 44.9%. The decrease in the effective income tax rate for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the recognition of approximately $29,000 in net tax benefits, which were originally reserved for the 2006 tax year, which is no longer open for examination by federal and state tax authorities. Excluding the impact of the recognition of the net tax benefit, the March 31, 2011 effective income tax rate would have been approximately 43.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report net income or net loss each period from HCC’s operations. For the three months ended March 31, 2011 and 2010, we reported net income of $113,015 and $175,540. All reported net income amounts reflect our one-third ownership. As set forth in Note 13 – “Investment in Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in the first three months of 2011 and 2010, HCC had revenues of $6.5 million and $6.9 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended March 31,
	2011	2010
Proportionate Method:
Operating Revenues	$2,181,393	$2,309,405

Operating Expenses, Excluding Depreciation and Amortization	1,026,414	975,602
Depreciation and Amortization	743,085	800,909
Total Operating Expenses	1,769,499	1,776,511

Operating Income	411,894	532,894

Net Income	$113,015	$175,540

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our overall OIBITDA would have increased from $3,461,356 and $3,586,952 for the three months ended March 31, 2011 and 2010, for NU Telecom alone, to $4,616,335 and $4,920,755 for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

NU Telecom Operating Income	$1,067,441	$1,125,337
NU Telecom Depreciation and Amortization	2,393,915	2,461,615

NU Telecom OIBITDA	$3,461,356	$3,586,952

HCC Proportionate Operating Income	$411,894	$532,894
HCC Proportionate Depreciation and Amort	743,085	800,909

HCC Proportionate OIBITDA	$1,154,979	$1,333,803

Combined OIBITDA	$4,616,335	$4,920,755

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $98,519,994 at March 31, 2011, reflecting 53.8% equity and 46.2% debt. This compares to a capital structure of $99,239,628 at December 31, 2010, reflecting 52.8% equity and 47.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.39 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from: (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service, (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2011 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have $6.4 million available under our revolving credit facility to fund any short-term working capital needs.

Unfavorable general economic conditions, including the economic conditions in the United States, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2011, and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

While we periodically seek to add growth initiatives by either expanding our network or our markets through organic/internal investments or through strategic acquisitions, we feel we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next nine months.

Cash Flows

The following table summarizes our cash flow:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010		%
Net cash provided by (used in):
Operating activities	$2,669,812	$2,680,339	$(10,527)	-0.39%
Investing activities	(1,540,357)	(1,377,468)	(162,889)	-11.83%
Financing activities	(1,702,954)	(1,153,594)	(549,360)	-47.62%
Decrease in cash and cash equivalents	$(573,499)	$149,277	(722,776)	-484.18%

Cash Flows from Operations

The slight decrease in cash flows provided by operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to changes in the timing of receivables and income taxes receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. At March 31, 2011, we had a working capital deficit of $416,833, compared to a working capital deficit of $1,848 at December 31, 2010. Cash and cash equivalents at March 31, 2011 were $1,821,204, compared to $2,394,703 at December 31, 2010.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were higher in 2011 primarily due to capital expenditures related to current operations. Capital expenditures relating to current operations were $1,502,638 for the three months ended March 31, 2011, compared to $1,335,468 for the three months ended March 31, 2010. We expect total plant additions to be approximately $6,300,000 in 2011. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have $6.4 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2011 included long-term debt repayments of $1,293,719 and dividends paid to stockholders of $409,235. Cash used in financing activities for the three months ended March 31, 2010 included long-term debt repayments of $744,359 and dividends paid to stockholders of $409,235.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $416,833 as of March 31, 2011, with current assets of approximately $7.2 million and current liabilities of approximately $7.6 million, compared to a working capital deficit of $1,848 as of December 31, 2010. The ratio of current assets to current liabilities was 0.9 and 1.0 as of March 31, 2011 and December 31, 2010. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends

We declared a quarterly dividend of $.08 per share for the first quarters of 2011 and 2010, which totaled $409,235 each quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment review practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Our loan agreements have put restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At March 31, 2011, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

In connection with our acquisition of HTC in 2008, NU Telecom entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of March 31, 2011 see Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	April 1 - December 31 2011	2012-2013	2014-2015	Thereafter
Deferred Compensation	$1,513,078	$384,215	$262,989	$128,951	$736,923
Long-term Debt	45,500,140	2,589,117	6,886,883	36,024,140	—
Interest on Long-term Debt (A)	6,130,410	1,824,750	3,333,800	971,860	—
Loan Guarantees	472,115	27,736	274,360	142,922	27,097
Operating Lease	22,005	22,005	—	—	—
Purchase Obligations (B)	15,176	15,176	—	—	—
Total Contractual Cash Obligations	$53,652,924	$4,862,999	$10,758,032	$37,267,873	$764,020

A.

Interest on long-term debt is estimated using rates in effect as of March 31, 2011. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.

Purchase obligations consist primarily of commitments incurred for capital improvements. We have a contract for plant upgrades in Glencoe, Minnesota. Other than this contract, there were no purchase obligations outstanding as of March 31, 2011.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the three months ended March 31, 2011, our interest expense would have increased approximately $1,000.

Item 4. Controls and Procedures

Material Weakness

In conjunction with the filing of our Annual Report on Form 10-K, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the identification of the material weakness in our internal control structure over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Remediation Activities and Changes in Internal Control over Financial Reporting

Our management has continued its remediation efforts to reduce the risk presented by the existing material weakness. Since year-end, we have implemented a more robust review of our financial account reconciliations to ensure they are completed properly and reviewed for any discrepancies to avoid any misstatements of our financial position or results of operations.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weakness associated with the controls over financial account reconciliations, which has not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We anticipate the actions we have taken to remediate this material weakness and the resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weakness that we identified in our internal control over financial reporting as of December 31, 2010.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. There is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None.

Item 5. Other Information.

None.

Item 6. Exhibits Listing.

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

NEW ULM TELECOM, INC.

Dated:	May 13, 2011	By /s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated:	May 13, 2011	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer