Form 10-Q
period 2011-06-30
NEW ULM TELECOM INC
filed 2011-08-15
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The total number of shares of the registrant’s common stock outstanding as of August 15, 2011: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Local Service	$1,680,255	$1,682,748	$3,371,440	$3,327,219
Network Access	3,494,746	3,266,064	7,188,317	6,834,851
Video	1,277,581	1,126,967	2,520,914	2,205,186
Data	663,927	593,708	1,312,074	1,176,340
Long Distance	168,732	141,106	321,207	340,108
Other Non-Regulated	942,616	866,185	1,933,637	1,778,389
Total Operating Revenues	8,227,857	7,676,778	16,647,589	15,662,093

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,597,786	1,452,214	3,156,828	2,752,508
Cost of Video	1,124,073	996,054	2,262,497	1,987,311
Cost of Data	219,070	257,350	449,119	477,007
Cost of Other Nonregulated Services	378,451	324,186	781,457	643,580
Depreciation and Amortization	2,433,831	2,477,384	4,827,746	4,938,999
Selling, General and Administrative	1,581,568	1,583,418	3,209,423	3,151,179
Total Operating Expenses	7,334,779	7,090,606	14,687,070	13,950,584

OPERATING INCOME	893,078	586,172	1,960,519	1,711,509

OTHER (EXPENSE) INCOME
Interest Expense	(611,399)	(696,133)	(1,280,764)	(1,387,740)
Interest Income	10,569	12,799	83,344	84,408
Interest During Construction	11,898	9,803	24,839	13,804
Gain on Disposal of Assets	0	0	4,282	0
Equity in Earnings of Hector Investment	148,491	109,089	261,506	284,629
CoBank Patronage Dividends	0	0	485,812	513,436
Other Investment Income	48,857	55,720	98,784	77,505
Total Other Income (Expense)	(391,584)	(508,722)	(322,197)	(413,958)

INCOME BEFORE INCOME TAXES	501,494	77,450	1,638,322	1,297,551

INCOME TAXES	198,478	(65,684)	659,137	482,722

NET INCOME	$303,016	$143,134	$979,185	$814,829

BASIC AND DILUTED NET INCOME PER SHARE	$0.06	$0.03	$0.19	$0.16

DIVIDENDS PER SHARE	$0.0825	$0.0800	$0.1625	$0.1600

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$1,160,248	$2,394,703
Receivables, Net of Allowance for Doubtful Accounts of $580,178 and $794,637	1,519,031	1,662,224
Income Taxes Receivable	561,664	85,218
Materials, Supplies, and Inventories	1,995,261	1,708,042
Deferred Income Taxes	1,176,208	1,246,640
Prepaid Expenses	336,321	345,905
Total Current Assets	6,748,733	7,442,732

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	21,254,338	22,292,714
Hector Investment	20,711,902	20,237,342
Other Investments	4,232,698	4,142,002
Other Assets	188,785	223,997
Total Investments and Other Assets	76,094,823	76,603,155

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	92,704,804	91,384,156
Other Property & Equipment	6,196,445	5,777,342
Video Plant	8,097,477	7,416,075
Total Property, Plant and Equipment	106,998,726	104,577,573
Less Accumulated Depreciation	71,609,069	68,186,857
Net Property, Plant & Equipment	35,389,657	36,390,716

TOTAL ASSETS	$118,233,213	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,448,883	$3,458,976
Accounts Payable	1,058,090	1,154,791
Other Accrued Taxes	190,191	187,220
Financial Derivative Instruments	0	92,658
Deferred Compensation	490,898	670,533
Other Accrued Liabilities	1,691,365	1,880,402
Total Current Liabilities	6,879,427	7,444,580

LONG-TERM DEBT, Less Current Portion	41,252,041	43,334,883

NONCURRENT LIABILITIES:
Loan Guarantees	463,140	480,534
Deferred Income Taxes	13,867,748	13,476,518
Other Accrued Liabilities	75,577	86,937
Financial Derivative Instruments	1,793,268	2,038,519
Deferred Compensation	894,107	1,128,863
Total Noncurrent Liabilities	17,093,840	17,211,371

COMMITMENTS AND CONTINGENCIES:	0	0

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	0	0
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,285,962)	(1,700,173)
Retained Earnings	45,768,142	45,620,217
Total Stockholders’ Equity	53,007,905	52,445,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,233,213	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$979,185	$814,829
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,847,284	4,958,537
(Gain) Loss on Disposal of Assets	(4,282)	—
Undistributed Earnings of Hector Investment	(261,506)	(284,629)
Undistributed Earnings of Other Equity Investments	(88,033)	(74,428)
Noncash Patronage Refund	(178,057)	(179,703)
Distributions from Equity Investments	200,000	200,000
Changes in Assets and Liabilities:
Receivables	143,193	506,124
Income Taxes Receivable	(476,446)	1,297,869
Inventories	(287,219)	(163,290)
Prepaid Expenses	9,584	(241,762)
Accounts Payable	(20,554)	(462,984)
Other Accrued Taxes	2,971	(2,758)
Other Accrued Liabilities	(200,397)	41,346
Deferred Income Tax	340,584	3,910
Deferred Compensation	(414,391)	(462,880)
Net Cash Provided by Operating Activities	4,591,916	5,950,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,864,458)	(2,382,224)
Proceeds from Disposal of Assets	4,282	—
Acquisition of Glencoe CATV System	—	(1,600,000)
Other, Net	(42,000)	(42,000)
Net Cash Used in Investing Activities	(2,902,176)	(4,024,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,092,935)	(1,488,965)
Dividends Paid	(831,260)	(818,470)
Net Cash Used in Financing Activities	(2,924,195)	(2,307,435)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,234,455)	(381,478)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,394,703	2,526,490

CASH AND CASH EQUIVALENTS at End of Period	$1,160,248	$2,145,012

Supplemental cash flow information:
Cash paid for interest	$1,286,043	$1,378,252
Net cash (received) paid for income taxes	$795,000	$(842,000)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2010, AND
SIX MONTHS ENDED JUNE 30, 2011

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2009	5,115,435	$8,525,725	$(1,851,735)	$45,206,551	$51,880,541

Net Income				2,050,605	2,050,605
Dividends				(1,636,939)	(1,636,939)
Unrealized Gains of Equity Method Investee			208,007		208,007
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(56,445)		(56,445)

BALANCE on December 31, 2010	5,115,435	8,525,725	(1,700,173)	45,620,217	52,445,769

Net Income				979,185	979,185
Dividends				(831,260)	(831,260)
Unrealized Gains of Equity Method Investee			213,053		213,053
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			201,158		201,158

BALANCE on June 30, 2011	5,115,435	$8,525,725	$(1,285,962)	$45,768,142	$53,007,905

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

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

Depreciation and Amortization Expense
We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We did not have any net unrecognized tax benefits at June 30, 2011 that, if recognized, would affect the income tax provision when recorded, in accordance with ASC Topic 740.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2006 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At June 30, 2011 and December 31, 2010 we had $0 and $8,316 accrued for interest or penalties related to income tax matters.

Recent Accounting Developments

In June, 2011 the Financial Accounting Standards Board issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Issued in January, 2010 Accounting Standards Update (ASU) 2010-06 – Fair Value Measures and Disclosures, provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures, and provides guidance related to disclosures about the transfer in and out of Levels 1 and 2 and the activity in Level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in the first quarter of 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Our adoption of this guidance on Level 3 activity, which was effective in the first quarter of 2011, did not have a material impact on our disclosures.

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

Note 2 – Noncash Investing Activities

Noncash investing activities included $54,375 and $174,249 for the periods ended June 30, 2011 and 2010. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at June 30, 2011 and 2010.

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

Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs that are derived principally from or corroborated by observable market data.

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

Note 4 – Goodwill and Intangible Assets

We account for goodwill and other intangible assets under ASC Topic 350 – Intangibles – Goodwill and Other. Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At June 30, 2011 and December 31, 2010, our goodwill totaled $29,707,100.

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

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that this rebranding process would take approximately three years to complete. We anticipate an additional charge to amortization expense of $266,667 per year, over the three years which began in 2010, due to this rebranding process.

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		June 30, 2011		December 31, 2010
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$4,830,790	$19,378,445	$4,139,070
Regulatory Rights	15 yrs	4,000,000	933,327	4,000,000	799,994
Non-Competition Agreement	5 yrs	800,000	559,990	800,000	480,000
Trade Name	3 yrs	800,000	400,000	800,000	266,667
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	0	3,000,000	0
Total		$27,978,445	$6,724,107	$27,978,445	$5,685,731

Net Identified Intangible Assets			$21,254,338		$22,292,714

Amortization expense related to the definite-lived intangible assets was $1,038,376 and $1,033,454 for the six months ended June 30, 2011 and 2010.

Amortization expense for the remaining six months of 2011 and the five years subsequent to 2011 is estimated to be:

•	(July 1 – December 31) - $1,038,376
•	2012 - $2,076,658
•	2013 - $1,649,991
•	2014 - $1,649,991
•	2015 - $1,649,991
•	2016 - $1,648,602

Note 5 – Secured Credit Facility

On January 4, 2008, in connection with our acquisition of HTC, we entered into a $59,700,000 credit facility with CoBank, ACB. Under this credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to those respective MLAs.

NU Telecom and its respective subsidiaries also entered into security agreements under which substantially all of the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank, ACB as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all obligations under the credit facility.

The loan agreements had also put restrictions on the ability of NU Telecom to pay cash dividends to its stockholders. NU Telecom was allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents), was equal to or less than 3.50 to 1.00 and (b) in either case, if NU Telecom was not in default or potential default under the loan agreements. As of December 31, 2010, NU Telecom’s Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on NU Telecom’s ability to pay cash dividends to its stockholders.

As of June 30, 2011, we were in compliance with the financial ratios in the loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million of our debt at a weighted average rate of 5.52%, as of June 30, 2011. The additional $15.04 million ($6.35 million available under the credit facilities and $8.69 million currently outstanding) remains subject to variable interest rates, at an effective weighted average interest rate of 2.3%, as of June 30, 2011.

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

On June 30, 2011, an additional $3,000,000 of our swaps matured on Loan RX0583-T2. No gain or loss was recognized on this swap as it had reached its full maturity.

As of June 30, 2011 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.26% (LIBOR Rate of 3.26% plus 2.00% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.51%; (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

(1) As described in Note 5 – “Secured Credit Facility” to the Consolidated Financial Statement of this Quarterly Report on Form 10-Q, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.00% or 2.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under ASC Topic 815. We have reflected the effect of these hedging transactions in the financial statements for the periods ended June 30, 2011 and 2010. The unrealized gain and loss were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements at June 31, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (Loss) on Derivative Instruments	$(19,898)	$(311,673)	$337,909	$(646,307)

Deferred Income Tax	8,052	122,160	(136,751)	261,561
Gain (Loss) Reported in Accumulated Other Comprehensive Income (Loss)	$(11,846)	$(189,513)	$201,158	$(384,746)

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

Note 8 – Guarantees

On January 30, 2004 we guaranteed a portion of the indebtedness of FiberComm, LC in connection with the refinancing of a fifteen-year loan, maturing in January, 2019 made by American State Bank to FiberComm, LC. As of June 30, 2011 we had recorded a liability of $317,030 in connection with this guarantee.

In 2009, we guaranteed additional indebtedness of FiberComm, LC in connection with an additional loan entered into on March 23, 2009 maturing January 1, 2015 made by American State Bank to FiberComm, LC. As of June 30, 2011 we have recorded an additional liability of $146,110 in connection with the guarantee on this loan. As a result of these two guarantees, we have guaranteed a total of $463,140 of indebtedness of FiberComm, LC as of June 30, 2011. Either of these two guarantees may be exercised if FiberComm, LC does not make its required payments on these notes.

Note 9 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Cash compensation over the next year includes deferred wages totaling $448,500. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next year is due to life-time employee benefits.

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

Note 11 – Comprehensive Income

Our comprehensive income includes two items in addition to net income. The first is an unrealized gain resulting from our one-third ownership share of HCC’s accumulated other comprehensive income gain. HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that NU Telecom entered into with CoBank, ACB. As of June 30, 2011, these interest rate swap agreements cover $36.0 million of NU Telecom’s indebtedness to CoBank, ACB, and are described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Components of our comprehensive income consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$303,016	$143,134	$979,185	$814,829

Other Comprehensive Income (Loss):
Unrealized Gain of Equity Method Investee	118,906	54,305	213,053	56,272

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	(11,846)	(189,513)	201,158	(384,746)

Total Comprehensive Income	$410,076	$7,926	$1,393,396	$486,355

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2011. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the discussion relating to commitments and contingencies.

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

The following table summarizes financial information of HCC for the periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues	$6,759,953	$6,729,580	$13,304,132	$13,657,795
Operating Income	1,297,481	1,270,604	2,533,163	2,869,287
Net Income	445,475	327,268	784,519	853,888

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

This acquisition was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of the acquisition. Based upon our final purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $338,435, which is deductible for income tax purposes. The remaining estimated useful life of the customer relationships intangible asset is 13 years.

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and digital TV. We also need capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our communications equipment; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Trends

In the first two quarters of 2011, we continued to be affected by both increasing competition and the effects of the current United States economic decline, specifically in our HTC markets. Despite these challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over IP (VoIP) providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Access line losses totaled 1,358 or 4.7% for the twelve months ended June 30, 2011.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Local Service	$1,680,255	$1,682,748	$3,371,440	$3,327,219
Network Access	3,494,746	3,266,064	7,188,317	6,834,851
Video	1,277,581	1,126,967	2,520,914	2,205,186
Data	663,927	593,708	1,312,074	1,176,340
Long Distance	168,732	141,106	321,207	340,108
Other	942,616	866,185	1,933,637	1,778,389
Total Operating Revenues	8,227,857	7,676,778	16,647,589	15,662,093

Cost of Services, Excluding Depreciation and Amortization	3,319,380	3,029,804	6,649,901	5,860,406
Selling, General and Administrative	1,581,568	1,583,418	3,209,423	3,151,179
Depreciation and Amortization Expenses	2,433,831	2,477,384	4,827,746	4,938,999
Total Operating Expenses	7,334,779	7,090,606	14,687,070	13,950,584

Operating Income	$893,078	$586,172	$1,960,519	$1,711,509

Net Income	$303,016	$143,134	$979,185	$814,829

Capital Expenditures	$1,361,820	$1,046,756	$2,864,458	$2,382,224

Key metrics
	June 30,
	2011	2010
Access Lines	27,297	28,655
Video Customers	10,331	10,293
Broadband Customers[1]	10,106	9,967
Dial Up Internet Customers	793	1,231
Long Distance Customers	13,737	14,044

1 2010 Broadband Customers are updated to include Wireless Broadband Customers

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

Local service revenue was $1,680,255, which is $2,493, or 0.1% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Local service revenue was $3,371,440, which is $44,221, or 1.3% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Despite the decrease in access lines, local service revenue increased in the first six months of 2011 compared to 2010 primarily due to an increase in local private line service and increased reciprocal compensation from wireless carriers. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network access revenue was $3,494,746, which is $228,682, or 7.0% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $7,188,317, which is $353,466 or 5.2% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Lower minutes of use were offset by a $120,153 increase in the three months ended June 30, 2011 and a $311,160 increase in the six months ended June 30, 2011 in special access as primarily wireless carriers are buying special access circuits to backhaul their traffic from our service territories to their facilities.

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

Video revenue was $1,277,581, which is $150,614, or 13.4% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $2,520,914, which is $315,728 or 14.3% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increases in both periods were primarily due to the addition of the Glencoe CATV system we purchased in June 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of 2010 and additional rate increases in several other of our markets introduced in 2011, combined with the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Data revenue was $663,927, which is $70,219, or 11.8% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $1,312,074, which is $135,734, or 11.5% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Despite a 438 or 35.6% decrease in our dial-up Internet customers between June 30, 2011 and 2010, data revenues increased over the same timeframe primarily due to a 139 or 1.4% increase in our broadband customers. Broadband customers have a higher profit margin than dial-up Internet customers. Our acquisition of the CATV system in Glencoe added approximately 300 broadband customers in June 2010. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines.

Long distance revenue was $168,732, which is $27,626, or 19.6% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was primarily due to an increase in customer usage of our long distance services for the three months ended June 30, 2011 compared to June 30, 2010. Long distance revenue was $321,207, which is $18,901 or 5.6% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This decrease was primarily due to the loss of 307 or 2.2% of our customer base at June 30, 2011 compared to June 30, 2010 as customers are utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs, which was partially offset by increased customer usage of our long distance services in the second quarter of 2011 as mentioned above.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product as well as revenue collected for the sale of wireless phones and accessories.

Other revenue was $942,616, which is $76,431, or 8.8% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $1,933,637, which is $155,248, or 8.7% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increases were primarily due to increases in the sales of cellular phones and activation revenues, facilities rent revenues and transport services revenues. These increases were partially offset by a decrease in CPE revenue due to the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,319,380, which is $289,576, or 9.6% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $6,649,901, which is $789,495, or 13.5% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increases were primarily due to increased costs to provide services to a larger customer base, including the addition of the CATV system in Glencoe. Also contributing to the increases in costs were increases in video programming fees and employee benefits, and the addition of costs associated with maintenance agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,581,568, which is $1,850, or 0.1% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease is primarily due to our management’s efforts to contain costs in the current economic climate. Selling, general and administrative expenses were $3,209,423, which is $58,244, or 1.8% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to increased employee benefit costs and expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,433,831, which is $43,553, or 1.8% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $4,827,746, which is $111,253, or 2.3% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decreases were primarily due to portions of our legacy telephone network becoming fully depreciated during 2010 as we switch to a new broadband network.

Operating Income

Operating income was $893,078, which is $306,906, or 52.4% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily due to an increase in operating revenues, a decrease in depreciation and amortization expenses and a decrease in selling, general and administrative expenses, partially offset by an increase in cost of services, all of which are described above. Operating income was $1,960,519, which is $249,010, or 14.5% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due an increase in operating revenues and a decrease in depreciation and amortization expenses, partially offset by increases in cost of services and selling, general and administrative expenses, all of which are described above.

Other Income and Interest Expense

Interest expense was $611,399, which is $84,734, or 12.2% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $1,280,764, which is $106,976, or 7.7% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decreases were primarily due to lower outstanding debt balances in 2011 compared to 2010.

Interest income was $10,569, which is $2,230, or 17.4% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $83,344, which is $1,064, or 1.3% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decreases were primarily due to lower interest earned on our cash investments and bank accounts. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions; our interest income earned on these funds has declined.

HCC investment income was $148,491, which is $39,402, or 36.1% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase reflects our equity portion of HCC’s net income. HCC net income was $445,475, which is $118,207, or 36.1% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was the result of increasing revenues and other income during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010. HCC investment income was $261,506, which is $23,123, or 8.1% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This decrease reflects our equity portion of HCC’s net income. HCC net income was $784,519, which is $69,369, or 8.1% lower in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Despite the increase in revenues and profitability in the second quarter of 2011, HCC’s year-to-date operating net income has decreased due to declining revenues and decreased profitability.

Other income for the six months ended June 30, 2011 and 2010, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2011 amounted to $485,812, compared to $513,436 allocated and received in 2010. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $48,857, which is $6,863, or 12.3% lower in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $98,784, which is $21,279, or 27.5% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $198,478, which is $264,162, or 402.2% higher in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and was $659,137, which is $176,415, or 36.5% higher in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The effective income tax rates for the six months ending June 30, 2011 and 2010 were approximately 40.2% and 37.2%. The increase in the effective tax rate for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to the recognition of approximately $124,000 in net tax benefits in the six months ended June 30, 2010, partially offset by the recognition of approximately $29,000 in net tax benefits in the six months ended June 30, 2011, which were originally reserved for the 2006 tax year, and are no longer open for examination by federal and state tax authorities. Excluding the impact of the recognition of the net tax benefit, the June 30, 2011 effective tax rate would have been approximately 42.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report net income or net loss each period from HCC’s operations. For the three months ended June 30, 2011 and 2010, we reported net income of $148,491 and $109,089. For the six months ended June 30, 2011 and 2010, we reported net income of $261,506 and $284,629. All reported net income amounts reflect our one-third ownership. As set forth in Note 13 – “Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in the first six months of 2011 and 2010, HCC had revenues of $13.3 million and $13.7 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proportionate Method:
Operating Revenues	$2,253,318	$2,243,193	$4,434,711	$4,552,598

Operating Expenses, Excluding
Depreciation and Amortization	1,086,606	1,028,566	2,113,020	2,004,168
Depreciation and Amortization	734,218	791,092	1,477,303	1,592,001
Total Operating Expenses	1,820,824	1,819,658	3,590,323	3,596,169

Operating Income	432,494	423,535	844,388	956,429

Net Income	$148,491	$109,089	$261,506	$284,629

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our combined OIBITDA would have increased from $3,326,909 and $3,063,556 for NU Telecom alone, to $4,493,621 and $4,278,183 for the three months ended June 30, 2011 and 2010, and would have increased from $6,788,265 and $6,650,508 for NU Telecom alone, to $9,109,956 and $9,198,938 for the six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

NU Telecom Operating Income	$893,078	$586,172	$1,960,519	$1,711,509
NU Telecom Depreciation and Amortization	2,433,831	2,477,384	4,827,746	4,938,999

NU Telecom OIBITDA	$3,326,909	$3,063,556	$6,788,265	$6,650,508

HCC Proportionate Operating Income	$432,494	$423,535	$844,388	$956,429
HCC Proportionate Depreciation and Amort	734,218	791,092	1,477,303	1,592,001

HCC Proportionate OIBITDA	$1,166,712	$1,214,627	$2,321,691	$2,548,430

Combined OIBITDA	$4,493,621	$4,278,183	$9,109,956	$9,198,938

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,708,829 at June 30, 2011, reflecting 54.3% equity and 45.7% debt. This compares to a capital structure of $99,239,628 at December 31, 2010, reflecting 52.8% equity and 47.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.26 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2011 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have $6.4 million available under our revolving credit facility to fund any short-term working capital needs.

Unfavorable general economic conditions, including the economic conditions in the United States, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2011, and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic/internal investments or through strategic acquisitions. We feel that we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next six months.

Cash Flows

The following table summarizes our cash flow:

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)%
Net cash provided by (used in):
Operating activities	$4,591,916	$5,950,181	$(1,358,265)	-22.83%
Investing activities	(2,902,176)	(4,024,224)	1,122,048	-27.88%
Financing activities	(2,924,195)	(2,307,435)	(616,760)	26.73%
Decrease in cash and cash equivalents	$(1,234,455)	$(381,478)	$(852,977)	223.60%

Cash Flows from Operations

The decrease in cash flows provided by operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to changes in the timing of income taxes receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash and cash equivalents at June 30, 2011 were $1,160,248, compared to $2,394,703 at December 31, 2010.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were lower in the first six months of 2011 compared to the first six months of 2010 primarily due to the June 2010 acquisition of the Glencoe CATV system for $1,600,000, partially offset by higher capital expenditures in 2011 related to current operations. Capital expenditures related to current operations were $2,864,458 for the six months ended June 30, 2011, compared to $2,382,224 for the six months ended June 30, 2010. We expect total plant additions to be approximately $6,300,000 in 2011. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have $6.4 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows used in Financing Activities

Cash used in financing activities for the three months ended June 30, 2011 included long-term debt repayments of $2,092,935 and dividends paid to stockholders of $831,260. Cash used in financing activities for the six months ended June 30, 2010 included long-term debt repayments of $1,488,965 and dividends paid to stockholders of $818,470.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $130,694 as of June 30, 2011, with current assets of approximately $6.7 million and current liabilities of approximately $6.9 million, compared to a working capital deficit of $1,848 as of December 31, 2010. The ratio of current assets to current liabilities was 1.0 and 1.0 as of June 30, 2011 and December 31, 2010. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends

We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second quarter of 2011, which totaled $422,025. We declared a quarterly dividend of $.08 per share for both the first and second quarters of 2010, which totaled $409,235 for each quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial condition. The cash requirements of our current dividend payment review practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any expected fluctuations in working capital and other cash needs, although we do not intend to borrow under this facility to pay dividends.

Our loan agreements have put restrictions on our ability to pay cash dividends to our stockholders. We were allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) was equal to or less than 3:50 to 1:00 and (b) in either case, if we were not in default or potential default under the loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At June 30, 2011, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

In connection with our acquisition of HTC in 2008, NU Telecom entered into a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of June 30, 2011 see Note 5 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	July 1 - December 31 2011	2012-2013	2014-2015	Thereafter
Deferred Compensation	$1,385,005	$256,142	$262,989	$128,951	$736,923
Long-term Debt	44,700,924	1,719,000	6,886,883	36,095,041	0
Interest on Long-term Debt (A)	5,301,974	1,204,469	3,221,572	875,933	0
Loan Guarantees	463,140	18,761	274,360	142,922	27,097
Operating Lease	14,670	14,670	0	0	0
Purchase Obligations (B)	327,713	327,713	0	0	0
Total Contractual Cash Obligations	$52,193,426	$3,540,755	$10,645,804	$37,242,847	$764,020

A.

Interest on long-term debt is estimated using rates in effect as of June 30, 2011. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.

Purchase obligations consist primarily of commitments incurred for capital improvements. We have a contract for plant upgrades in Cologne, Mayer and New Germany, Minnesota. Other than this contract, there were no purchase obligations outstanding as of June 30, 2011.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the six months ended June 30, 2011, our interest expense would have increased approximately $2,750.

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

NEW ULM TELECOM, INC.

Dated:	August 15, 2011	By /s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated:	August 15, 2011	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer