Form 10-Q
period 2011-09-30
NEW ULM TELECOM INC
filed 2011-11-14
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The total number of shares of the registrant’s common stock outstanding as of November 14, 2011: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Local Service	$1,692,699	$1,720,909	$5,064,139	$5,048,128
Network Access	3,603,193	3,548,637	10,791,510	10,383,488
Video	1,321,410	1,217,870	3,842,324	3,423,056
Data	675,041	612,121	1,987,115	1,788,461
Long Distance	163,809	183,176	485,016	523,284
Other Non-Regulated	974,577	963,420	2,908,214	2,741,809
Total Operating Revenues	8,430,729	8,246,133	25,078,318	23,908,226

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,500,362	1,418,725	4,657,190	4,171,233
Cost of Video	1,132,272	1,073,610	3,394,769	3,060,921
Cost of Data	198,870	255,287	647,989	732,294
Cost of Other Nonregulated Services	392,250	466,273	1,173,707	1,109,853
Depreciation and Amortization	2,013,785	2,448,099	6,841,531	7,387,098
Selling, General and Administrative	1,711,415	1,560,605	4,920,838	4,711,784
Total Operating Expenses	6,948,954	7,222,599	21,636,024	21,173,183

OPERATING INCOME	1,481,775	1,023,534	3,442,294	2,735,043

OTHER (EXPENSE) INCOME
Interest Expense	(568,555)	(696,411)	(1,849,319)	(2,084,151)
Interest Income	3,493	3,244	86,837	87,652
Interest During Construction	9,914	17,066	34,753	30,870
Gain on Disposal of Assets	—	—	4,282	—
Equity in Earnings of Hector Investment	217,754	154,241	479,260	438,870
Gain on Sale of Equity Investments	—	4,338	—	4,338
CoBank Patronage Dividends	—	—	485,812	513,436
Other Investment Income	73,426	95,315	172,210	172,820
Total Other Income (Expense)	(263,968)	(422,207)	(586,165)	(836,165)

INCOME BEFORE INCOME TAXES	1,217,807	601,327	2,856,129	1,898,878

INCOME TAXES	511,479	270,547	1,170,616	753,269

NET INCOME	$706,328	$330,780	$1,685,513	$1,145,609

BASIC AND DILUTED NET INCOME PER SHARE	$0.14	$0.06	$0.33	$0.22

DIVIDENDS PER SHARE	$0.0825	$0.0800	$0.2450	$0.2400

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$1,048,969	$2,394,703
Receivables, Net of Allowance for Doubtful Accounts of $662,580 and $794,637	1,972,739	1,662,224
Income Taxes Receivable	—	85,218
Materials, Supplies, and Inventories	2,245,513	1,708,042
Deferred Income Taxes	1,144,912	1,246,640
Prepaid Expenses	317,820	345,905
Total Current Assets	6,729,953	7,442,732

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	20,735,150	22,292,714
Hector Investment	21,013,111	20,237,342
Other Investments	4,307,409	4,142,002
Other Assets	179,016	223,997
Total Investments and Other Assets	75,941,786	76,603,155

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	93,549,710	91,384,156
Other Property & Equipment	6,418,845	5,777,342
Video Plant	8,176,465	7,416,075
Total Property, Plant and Equipment	108,145,020	104,577,573
Less Accumulated Depreciation	72,948,858	68,186,857
Net Property, Plant & Equipment	35,196,162	36,390,716

TOTAL ASSETS	$117,867,901	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,448,883	$3,458,976
Accounts Payable	1,097,706	1,154,791
Accrued Income Taxes	103,693	—
Other Accrued Taxes	134,515	187,220
Financial Derivative Instruments	—	92,658
Deferred Compensation	413,566	670,533
Other Accrued Liabilities	1,787,341	1,880,402
Total Current Liabilities	6,985,704	7,444,580

LONG-TERM DEBT, Less Current Portion	40,654,929	43,334,883

NONCURRENT LIABILITIES:
Loan Guarantees	462,500	480,534
Deferred Income Taxes	13,773,484	13,476,518
Other Accrued Liabilities	69,897	86,937
Financial Derivative Instruments	1,568,631	2,038,519
Deferred Compensation	843,366	1,128,863
Total Noncurrent Liabilities	16,717,878	17,211,371

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(1,068,780)	(1,700,173)
Retained Earnings	46,052,445	45,620,217
Total Stockholders’ Equity	53,509,390	52,445,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,867,901	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,685,513	$1,145,609
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,870,838	7,416,405
Gain on Sale of Equity Investments	—	(4,338)
Gain on Disposal of Assets	(4,282)	—
Undistributed Earnings of Hector Investment	(479,260)	(438,870)
Undistributed Earnings of Other Equity Investments	(162,384)	(169,742)
Noncash Patronage Refund	(179,057)	(179,703)
Distributions from Equity Investments	200,000	200,000
Changes in Assets and Liabilities:
Receivables	(310,515)	478,761
Income Taxes Receivable	85,218	1,447,087
Inventories	(537,471)	(256,069)
Prepaid Expenses	28,085	(454,330)
Accounts Payable	(18,779)	(462,631)
Accrued Income Taxes	103,693	—
Other Accrued Taxes	(52,705)	16,765
Other Accrued Liabilities	(110,101)	325,390
Deferred Income Tax	186,706	78,237
Deferred Compensation	(542,464)	(587,758)
Net Cash Provided by Operating Activities	6,763,035	8,554,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,127,719)	(3,596,845)
Proceeds from Disposal of Assets	4,282	—
Proceeds from Sale of Equity Investments	—	4,338
Acquisition of Glencoe CATV System	—	(1,600,000)
Other, Net	(42,000)	(42,000)
Net Cash Used in Investing Activities	(4,165,437)	(5,234,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,090,047)	(2,223,465)
Issuance of long-Term Debt	400,000	—
Dividends Paid	(1,253,285)	(1,227,704)
Net Cash Used in Financing Activities	(3,943,332)	(3,451,169)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,345,734)	(130,863)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,394,703	2,526,490

CASH AND CASH EQUIVALENTS at End of Period	$1,048,969	$2,395,627

Supplemental cash flow information:
Cash paid for interest	$1,856,340	$2,055,901
Net cash (received) paid for income taxes	$795,000	$(795,000)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2010, AND
NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2009	5,115,435	$8,525,725	$(1,851,735)	$45,206,551	$51,880,541

Net Income				2,050,605	2,050,605
Dividends				(1,636,939)	(1,636,939)
Unrealized Gains of Equity Method Investee			208,007		208,007
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(56,445)		(56,445)

BALANCE on December 31, 2010	5,115,435	8,525,725	(1,700,173)	45,620,217	52,445,769

Net Income				1,685,513	1,685,513
Dividends				(1,253,285)	(1,253,285)
Unrealized Gains of Equity Method Investee			296,509		296,509
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			334,884		334,884

BALANCE on September 30, 2011	5,115,435	$8,525,725	$(1,068,780)	$46,052,445	$53,509,390

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Unaudited)

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

We derive revenues from system sales and services through the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

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

Depreciation and Amortization Expense
We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,494,597 and $1,928,323 for the three months ended September 30, 2011 and 2010. Depreciation expense was $5,283,967 and $5,833,868 for the nine months ended September 30, 2011 and 2010. We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We did not have any net unrecognized tax benefits at September 30, 2011 that, if recognized, would affect the income tax provision when recorded, in accordance with GAAP.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2007 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. At September 30, 2011 and December 31, 2010 we had $0 and $8,316 accrued for interest or penalties related to income tax matters.

Recent Accounting Developments

In June, 2011 the Financial Accounting Standards Board (FASB) issued new guidance regarding the presentation of comprehensive income. The guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between United States GAAP and International Financial Reporting Standards pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our disclosures.

Issued in January, 2010 Accounting Standards Update (ASU) 2010-06 – Fair Value Measures and Disclosures, provides amendments to Accounting Standards Codification Topic 820 – Fair Value Measurements and Disclosures, and provides guidance related to disclosures about the transfer in and out of Levels 1 and 2 and the activity in Level 3 fair value measurements. It also clarifies disclosures about the level of disaggregation, inputs and valuation techniques. Our adoption of this guidance, which was effective in the first quarter of 2010 except for the new requirements relating to a Level 3 activity, did not have a material impact on our disclosures. Our adoption of this guidance on Level 3 activity, which was effective in the first quarter of 2011, did not have a material impact on our disclosures.

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

Note 2 – Fair Value Measurements

We have adopted the rules prescribed under GAAP for our financial assets and liabilities. GAAP includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

We use financial derivative instruments to manage our overall cash flow exposure to fluctuations in interest rates. We account for derivative instruments in accordance with GAAP that requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case, the gains and losses are included in other comprehensive income rather than in earnings.

We have entered into interest rate swaps with our lender CoBank, ACB to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our interest rate swap agreements is discussed in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Our swap agreements were determined based on Level 2 inputs.

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

Note 3 – Goodwill and Intangible Assets

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. At September 30, 2011 and December 31, 2010, our goodwill totaled $29,707,100.

As required by GAAP, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. We completed our annual impairment test for acquired goodwill in the fourth quarter of 2010, which resulted in no impairment charges to goodwill.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		September 30, 2011		December 31, 2010
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$5,176,650	$19,378,445	$4,139,070
Regulatory Rights	15 yrs	4,000,000	999,993	4,000,000	799,994
Non-Competition Agreement	5 yrs	800,000	599,985	800,000	480,000
Trade Name	3 yrs	800,000	466,667	800,000	266,667
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	0	3,000,000	0
Total		$27,978,445	$7,243,295	$27,978,445	$5,685,731

Net Identified Intangible Assets			$20,735,150		$22,292,714

Amortization expense related to the definite-lived intangible assets was $1,557,564 and $1,553,230 for the nine months ended September 30, 2011 and 2010.

Amortization expense for the remaining three months of 2011 and the five years subsequent to 2011 is estimated to be:

•	(October 1 – December 31) - $519,188
•	2012 - $2,076,658
•	2013 - $1,649,991
•	2014 - $1,649,991
•	2015 - $1,649,991
•	2016 - $1,648,602

Note 4 – Secured Credit Facility

We have a $59,700,000 credit facility with CoBank, ACB. Under this credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to those respective MLAs.

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

As of September 30, 2011, we were in compliance with the financial ratios in the loan agreements.

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million of our debt at a weighted average rate of 5.52%, as of September 30, 2011. The additional $14.18 million ($6.09 million available under the credit facilities and $8.09 million currently outstanding) remains subject to variable interest rates, at an effective weighted average interest rate of 2.31%, as of September 30, 2011.

Note 5 – Interest Rate Swaps

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

To meet this objective, we entered into Interest Rate Swap Agreements with CoBank, ACB. Under these Interest Rate Swap Agreements and subsequent swaps that each cover a specified notional dollar amount, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of September 30, 2011 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.26% (LIBOR Rate of 3.26% plus 2.00% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

(1) As described in Note 4 – “Secured Credit Facility” to the Consolidated Financial Statement of this Quarterly Report on Form 10-Q, each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.00% or 2.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under GAAP. We have reflected the effect of these hedging transactions in the financial statements for the periods ended September 30, 2011 and 2010. The unrealized gain and loss were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties.

The activity on the interest rate swap agreements at September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (Loss) on Derivative Instruments	$224,637	$98,648	$562,546	$(547,659)

Deferred Income Tax	(90,911)	(39,923)	(227,662)	221,638

Gain (Loss) Reported in Accumulated Other Comprehensive Income (Loss)	$133,726	$58,725	$334,884	$(326,021)

Note 6 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 9 – “Segment Information” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Note 7 – Guarantees

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

On September 30, 2011 Fibercomm, LC refinanced the above two loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of September 30, 2011 we have recorded a liability $462,500 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Cash compensation over the next year includes deferred wages totaling $309,750. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next year is due to life-time employee benefits.

Note 9 – Segment Information

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

Note 10 – Comprehensive Income

Our comprehensive income includes two items in addition to net income. The first is an unrealized gain resulting from our one-third ownership share of HCC’s accumulated other comprehensive income gain. HCC’s accumulated comprehensive income (loss) differs from the “HCC investment income” reported on our consolidated statements of income. The second item reflects the change in the unrealized gains (losses) of the interest rate swap agreements, net of deferred income taxes that NU Telecom entered into with CoBank, ACB. As of September 30, 2011, these interest rate swap agreements cover $36.0 million of NU Telecom’s indebtedness to CoBank, ACB, and are described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Components of our comprehensive income consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$706,328	$330,780	$1,685,513	$1,145,609

Other Comprehensive Income:
Unrealized Gain of Equity Method Investee	83,456	50,438	296,509	106,710

Change in Unrealized Gains (Losses) of Interest Rate Swap Agreements, Net of Deferred Income Taxes	133,726	58,725	334,884	(326,021)

Total Comprehensive Income	$923,510	$439,943	$2,316,906	$926,298

Note 11 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2011. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for the discussion relating to commitments and contingencies.

Note 12 – Hector Communications Corporation

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

The following table summarizes financial information of HCC for the periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues	$7,009,738	$7,108,154	$20,313,870	$20,765,949
Operating Income	1,617,255	1,407,903	4,150,418	4,277,190
Net Income	653,260	462,721	1,437,779	1,316,609

Note 13 – Acquisition of Cable Television Assets (CATV)

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

The allocation of the purchase price for the CATV assets has been based on the asset’s fair values. GAAP establishes criteria for determining whether intangible assets should be recognized separately from goodwill. GAAP states that goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment on at least an annual basis.

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

Note 14 – Subsequent Events

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and digital TV. We also require capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our communications equipment; and to provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Trends

In the first three quarters of 2011, we continued to be affected by both increasing competition and the effects of the current United States economic decline, specifically in our HTC markets. Despite these challenging economic times, we have continued to expand our services and product offerings. By offering customers outstanding customer service and the products and services they desire, we believe that we have positioned ourselves to take advantage of an improving economic climate in which consumers enhance their utilization of communication services.

As the quantity and type of competitors within the telecommunications industry continue to grow, competition will remain intense. We have continued to experience competition from CATV providers, voice over IP (VoIP) providers, wireless and other competitors during the past several years. Competition, combined with consumers substituting other methods for traditional voice services, has and will continue to negatively affect our current and future local and network access revenue streams. Access line losses totaled 1,630 or 5.7% for the twelve months ended September 30, 2011.

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

Financial results for the Telecom Segment are included below:

Telecom Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Local Service	$1,692,699	$1,720,909	$5,064,139	$5,048,128
Network Access	3,603,193	3,548,637	10,791,510	10,383,488
Video	1,321,410	1,217,870	3,842,324	3,423,056
Data	675,041	612,121	1,987,115	1,788,461
Long Distance	163,809	183,176	485,016	523,284
Other	974,577	963,420	2,908,214	2,741,809
Total Operating Revenues	8,430,729	8,246,133	25,078,318	23,908,226

Cost of Services, Excluding Depreciation and Amortization	3,223,754	3,213,895	9,873,655	9,074,301
Selling, General and Administrative	1,711,415	1,560,605	4,920,838	4,711,784
Depreciation and Amortization Expenses	2,013,785	2,448,099	6,841,531	7,387,098
Total Operating Expenses	6,948,954	7,222,599	21,636,024	21,173,183

Operating Income	$1,481,775	$1,023,534	$3,442,294	$2,735,043

Net Income	$706,328	$330,780	$1,685,513	$1,145,609

Capital Expenditures	$1,263,261	$1,214,621	$4,127,719	$3,596,845

Key metrics

	September 30,
	2011	2010
Access Lines	26,798	28,428
Video Customers	10,324	10,152
Broadband Customers[1]	10,162	9,999
Dial Up Internet Customers	711	1,109
Long Distance Customers	13,431	13,941

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

Local service revenue was $1,692,699, which is $28,210, or 1.6% lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This decrease was primarily due to the loss of 1,630 or 5.7% of our customer base at September 30, 2011 compared to September 30, 2010. This decrease was offset by increases in local private line services and reciprocal compensation from wireless carriers. Local service revenue was $5,064,139, which is $16,011, or 0.3% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Despite the decrease in access lines, local service revenue increased in the first nine months of 2011 compared to 2010 primarily due to increases in local private line services and reciprocal compensation from wireless carriers mentioned above. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network access revenue was $3,603,193, which is $54,556, or 1.5% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $10,791,510, which is $408,022 or 3.9% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Lower minutes of use were offset by a $101,828 increase in the three months ended September 30, 2011 and a $412,988 increase in the nine months ended September 30, 2011 in special access. Primarily wireless carriers are buying special access circuits to backhaul their traffic from our service territories to their facilities.

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

Video revenue was $1,321,410, which is $103,540, or 8.5% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to a 172 or 1.7% increase in our customer base at September 30, 2011 compared to September 30, 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of 2011. Video revenue was $3,842,324, which is $419,268 or 12.2% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to the addition of the Glencoe CATV system we purchased in June 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of 2010 and additional rate increases in several other of our markets introduced in 2011, combined with the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Data revenue was $675,041, which is $62,920, or 10.3% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $1,987,115, which is $198,654, or 11.1% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Despite a 398 or 35.9% decrease in our dial-up Internet customers between September 30, 2011 and 2010, data revenues increased over the same timeframe primarily due to a 163 or 1.6% increase in our broadband customers. Broadband customers have a higher profit margin than dial-up Internet customers. Our acquisition of the CATV system in Glencoe added approximately 300 broadband customers in June 2010. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines.

Long distance revenue was $163,809, which is $19,367, or 10.6% lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and was $485,016, which is $38,268 or 7.3% lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decreases were primarily due to the loss of 510 or 3.7% of our customer base at September 30, 2011 compared to September 30, 2010 as customers are utilizing other technologies such as wireless and IP services to satisfy their long distance communication needs.

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

Other revenue was $974,577, which is $11,157, or 1.2% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $2,908,214, which is $166,405, or 6.1% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increases were primarily due to increases in the sales of cellular phones and activation revenues, facilities rent revenues and transport services revenues. These increases were partially offset by a decrease in CPE revenue due to the current United States economic downturn as customers are delaying the replacement and upgrades of their equipment.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,223,754, which is $9,859, or 0.3% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $9,873,655, which is $799,354, or 8.8% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase for the nine month period ended September 30, 2011 compared to September 30, 2010 was primarily due to increased costs to provide services to a larger customer base, including the addition of the CATV system in Glencoe. Also contributing to the increase in costs were increases in video programming fees and employee benefits, and the addition of costs associated with maintenance agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,711,415, which is $150,810, or 9.7% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and were $4,920,838, which is $209,054, or 4.4% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increases were primarily due to increased employee benefit costs and increased expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,013,785, which is $434,314, or 17.7% lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $6,841,531, which is $545,567, or 7.4% lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decreases were primarily due to portions of our legacy telephone network becoming fully depreciated during 2010 as we switch to a new broadband network.

Operating Income

Operating income was $1,481,775, which is $458,241, or 44.8% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to a decrease in depreciation and amortization and an increase in operating revenues, partially offset by increases in selling, general and administrative expenses and cost of services, all of which are described above. Operating income was $3,442,294, which is $707,251, or 25.9% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to an increase in operating revenues and a decrease in depreciation and amortization expenses, partially offset by increases in cost of services and selling, general and administrative expenses, all of which are described above.

Other Income and Interest Expense

Interest expense was $568,555, which is $127,856, or 18.4% lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $1,849,319, which is $234,832, or 11.3% lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decreases were primarily due to lower outstanding debt balances in 2011 compared to 2010.

Interest income was $3,493, which is $249, or 7.7% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was due to increased interest on customer notes receivable. Interest income was $86,837, which is $815, or 0.9% lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decrease was primarily due to lower interest earned on our cash investments and bank accounts. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income earned on these funds has declined.

Our equity portion of HCC’s net income was $217,754, which is $63,513, or 41.2% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. HCC’s total net income was $653,260, which is $190,539, or 41.2% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was primarily the result of decreased operating expenses and increased other income during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010. Our equity portion of HCC’s net income was $479,260, which is $40,390, or 9.2% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. HCC’s total net income was $1,437,779, which is $121,170, or 9.2% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to a decrease in HCC’s operating expenses and an increase in other income, offset by a decrease in revenues.

Other income for the nine months ended September 30, 2011 and 2010, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2011 amounted to $485,812, compared to $513,436 allocated and received in 2010. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $73,426, which is $21,889, or 23.0% lower in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $172,210, which is $610, or 0.4% lower in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $511,479, which is $240,932, or 89.1% higher in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and was $1,170,616, which is $417,347, or 55.4% higher in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The effective income tax rates for the nine months ending September 30, 2011 and 2010 were approximately 41.0% and 39.7%. The increase in the effective tax rate for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the recognition of approximately $124,000 in net tax benefits in the nine months ended September 30, 2010, partially offset by the recognition of approximately $29,000 in net tax benefits in the nine months ended September 30, 2011, which were originally reserved for the 2006 tax year, and are no longer open for examination by federal and state tax authorities. Excluding the impact of the recognition of the net tax benefit, the September 30, 2011 effective tax rate would have been approximately 42.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report net income or net loss each period from HCC’s operations. For the three months ended September 30, 2011 and 2010, we reported net income of $217,754 and $154,241. For the nine months ended September 30, 2011 and 2010, we reported net income of $479,260 and $438,870. All reported net income amounts reflect our one-third ownership. As set forth in Note 12 – “Hector Communications Corporation” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in the first nine months of 2011 and 2010, HCC had revenues of $20.3 million and $20.8 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proportionate Method:
Operating Revenues	$2,336,579	$2,369,385	$6,771,290	$6,921,983

Operating Expenses, Excluding
Depreciation and Amortization	1,069,237	1,098,251	3,182,257	3,102,419
Depreciation and Amortization	728,257	801,833	2,205,560	2,393,834
Total Operating Expenses	1,797,494	1,900,084	5,387,817	5,496,253

Operating Income	539,085	469,301	1,383,473	1,425,730

Net Income	$217,754	$154,241	$479,260	$438,870

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our combined OIBITDA would have increased from $3,495,560 and $3,471,633 for NU Telecom alone, to $4,762,902 and $4,742,767 for the three months ended September 30, 2011 and 2010, and would have increased from $10,283,825 and $10,122,141 for NU Telecom alone, to $13,872,858 and $13,941,705 for the nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

NU Telecom Operating Income	$1,481,775	$1,023,534	$3,442,294	$2,735,043
NU Telecom Depreciation and Amortization	2,013,785	2,448,099	6,841,531	7,387,098

NU Telecom OIBITDA	$3,495,560	$3,471,633	$10,283,825	$10,122,141

HCC Proportionate Operating Income	$539,085	$469,301	$1,383,473	$1,425,730
HCC Proportionate Depreciation and Amort	728,257	801,833	2,205,560	2,393,834

HCC Proportionate OIBITDA	$1,267,342	$1,271,134	$3,589,033	$3,819,564

Combined OIBITDA	$4,762,902	$4,742,767	$13,872,858	$13,941,705

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,613,202 at September 30, 2011, reflecting 54.8% equity and 45.2% debt. This compares to a capital structure of $99,239,628 at December 31, 2010, reflecting 52.8% equity and 47.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.20 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2011 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have $6.1 million available under our revolving credit facility to fund any short-term working capital needs.

Unfavorable general economic conditions, including the economic conditions in the United States, could negatively affect our business and the related cash flows. While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash commitments through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2011, and anticipate that we will be able to plan for and match future liquidity needs with future internal and external resources.

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

Cash Flows

The following table summarizes our cash flow:

	Nine Months Ended September 30,		Increase (Decrease)%
	2011	2010
Net cash provided by (used in):
Operating activities	$6,763,035	$8,554,813	$(1,791,778)	-20.94%
Investing activities	(4,165,437)	(5,234,507)	1,069,070	-20.42%
Financing activities	(3,943,332)	(3,451,169)	(492,163)	14.26%
Decrease in cash and cash equivalents	$(1,345,734)	$(130,863)	$(1,214,871)	928.35%

Cash Flows from Operations

The decrease in cash flows provided by operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to changes in the timing of income tax payments.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash and cash equivalents at September 30, 2011 were $1,048,969, compared to $2,394,703 at December 31, 2010.

Cash Flows used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were lower in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the June 2010 acquisition of the Glencoe CATV system for $1,600,000, partially offset by higher capital expenditures in 2011 related to current operations. Capital expenditures related to current operations were $4,127,719 for the nine months ended September 30, 2011, compared to $3,596,845 for the nine months ended September 30, 2010. We expect total plant additions to be approximately $5,700,000 in 2011. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have $6.1 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 included long-term debt repayments of $3,090,047, a credit facility issuance of debt of $400,000 and dividends paid to stockholders of $1,253,285. Cash used in financing activities for the nine months ended September 30, 2010 included long-term debt repayments of $2,223,465 and dividends paid to stockholders of $1,227,704.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $255,751 as of September 30, 2011, with current assets of approximately $6.7 million and current liabilities of approximately $7.0 million, compared to a working capital deficit of $1,848 as of December 31, 2010. The ratio of current assets to current liabilities was 1.0 and 1.0 as of September 30, 2011 and December 31, 2010. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends

We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second and third quarters of 2011, which totaled $422,025 for each quarter. We declared a quarterly dividend of $.08 per share for the first, second and third quarters of 2010, which totaled $409,235 for each quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

Our loan agreements include restrictions relating to our ability to pay cash dividends to our stockholders. We are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) was equal to or less than 3:50 to 1:00 and (b) in either case, if we were not in default or potential default under the loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At September 30, 2011, we were in compliance with the financial ratios in our loan agreements.

Obligations and Commitments

NU Telecom has a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of September 30, 2011 see Note 4 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Description	Total	October 1 - December 31 2011	2012-2013	2014-2015	Thereafter
Deferred Compensation	$1,256,932	$128,069	$262,989	$128,951	$736,923
Long-term Debt	44,103,812	859,500	6,886,883	36,357,429	0
Interest on Long-term Debt (A)	4,671,453	559,354	3,204,733	907,366	0
Loan Guarantees	462,500	9,171	77,505	84,850	290,974
Operating Lease	7,335	7,335	0	0	0
Purchase Obligations (B)	207,292	207,292	0	0	0
Total Contractual Cash Obligations	$50,709,324	$1,770,721	$10,432,110	$37,478,596	$1,027,897

A.

Interest on long-term debt is estimated using rates in effect as of September 30, 2011. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

B.

Purchase obligations consist primarily of commitments incurred for capital improvements. We have a contract for plant upgrades in Cologne, Mayer and New Germany, Minnesota. Other than this contract, there were no purchase obligations outstanding as of September 30, 2011.

Long-Term Debt

See Note 4 – “Secured Credit Facility” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information pertaining to our long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $6.0 million of our variable-rate debt through March 2011, and $33.0 million of our variable-rate debt through March 2013. On June 23, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $3.0 million of our variable-rate debt through June 2011, and $3.0 million of variable-rate debt through June 2013. A summary of these agreements is contained in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. Our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2011, our interest expense would have increased approximately $7,800.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered in this report. In light of the material weakness associated with the controls over financial account reconciliations, which has not been completely remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and did not ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, our Chief Executive Officer and Chief Financial Officer have concluded that the remediation efforts completed as of September 30, 2011 have significantly reduced the risk of material misstatement to our financial statements caused by a lack of proper review of financial account reconciliations.

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

NEW ULM TELECOM, INC.

Dated: November 14, 2011	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 14, 2011	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer