Form 10-K
period 2011-12-31
NEW ULM TELECOM INC
filed 2012-03-26
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_____to_____

Commission File Number: 0-3024

NEW ULM TELECOM, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0440990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

☐ Large accelerated filer  ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,326,281. This calculation is based upon the closing price of $6.20 of the stock on June 30, 2011, as quoted on the The OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 26, 2012, there were 5,115,435 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2012 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2011 Annual Report on Form 10-K (Report) and other documents filed by New Ulm Telecom, Inc. (NU Telecom) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements. These risks and uncertainties include those identified under Part I – Item 1A – “Risk Factors” beginning on page 14.

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

Website Access to SEC Reports

Our website at www.nutelecom.net provides information about our products and services, along with general information about NU Telecom and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “Company Info – Investors,” or call (507) 354-4111. The SEC also maintains a Website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Ethics and Code of Conduct

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (507) 354-4111.

Item 1. Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to NU Telecom and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 107 years of experience in the local telephone exchange business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of four local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business consisted of the operation of a single ILEC (New Ulm Rural Telephone Company) and began in 1905. In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company. In 1993, we acquired our third ILEC, Peoples Telephone Company. In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). Our ILEC businesses consist of connecting customers to our telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide cable television services (CATV), Internet access services, including both dial-up and high-speed broadband access, and long distance service. We also install and maintain telephone systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

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

On November 10, 2008 we opened TechTrends, Inc. in New Ulm, Minnesota. TechTrends is a wholly-owned subsidiary of NU Telecom that operates as a retail store offering wireless communications services, computers and computer accessories, in addition to providing computer repair and website design services.

On January 4, 2008 we completed the acquisition of HTC that operates as a wholly-owned subsidiary of NU Telecom. Our acquisition of HTC has increased our voice, video and Internet services to approximately 50,000 connections in various communities in Minnesota and Iowa.

As of December 31, 2011 we also held:

•	A 25.18% subsidiary equity ownership interest in FiberComm, LC, which is a CLEC located in Sioux City, Iowa;
•	A 16.26% subsidiary equity ownership interest in Broadband Visions, LLC, which provides video headend and Internet services; and
•	A 14.29% subsidiary equity ownership interest in Independent Emergency Services, LLC, a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

Our operations are currently conducted through the following subsidiaries:

Telecom Segment

•	ILECs:
	•	New Ulm Telecom, Inc. (New Ulm), the parent company;
	•	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of New Ulm;
	•	Western Telephone Company (WTC), a wholly-owned subsidiary of New Ulm;
	•	Peoples Telephone Company (PTC), a wholly-owned subsidiary of New Ulm;
•	CLECs:
	•	New Ulm, located in Redwood Falls, Minnesota;
	•	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
•	Our investments and interests in the following entities include some management responsibilities:
	•	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	•	FiberComm, LC – 25.18% ownership interest;
	•	Broadband Visions, LLC – 16.26% ownership interest; and
	•	Independent Emergency Services, LLC – 14.29% ownership interest.

We report the business operations of our four ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates four ILECs (New Ulm, HTC, PTC and WTC) and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), while PTC is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2011 we serve approximately 26,600 access lines in the Minnesota communities of New Ulm, Courtland, Klossner, Searles, Redwood Falls, Springfield, Sanborn, Hutchinson and Litchfield, as well as the adjacent rural areas of Brown, Nicollet, Blue Earth, Redwood, McLeod and Meeker counties in south central Minnesota. In addition, we provide telephone services for the community of Aurelia, Iowa. The Telecom Segment also operates multiple CATV systems in Minnesota (including the cities of New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Jeffers, Hutchinson, Litchfield, Glencoe, Cologne, Mayer and New Germany) and one CATV system in Aurelia, Iowa. These CATV systems serve approximately 10,300 customers.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for the provisioning of commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve eleven communities with our digital TV services and five communities with our CATV services.

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

Strategy

Our vision is to position ourselves as a “one-stop” communications provider. We believe our customer base places a value on the fact that we are a local company whose goal is to meet our customers’ total communications needs. The success of this vision depends on the following strategies:

•

We believe that we have several advantages over our competition, including competitive pricing and costs, outstanding service quality and a good reputation, a high level of commitment to the communities we serve and a direct billing relationship with a large majority of the customers we serve in our service territories. We offer a competitive, multi-service bundle of voice, high-speed Internet and digital TV. We manage the potential decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds and localized content, along with outstanding customer service as a competitive differentiator.

•

We have and will continue to upgrade our networks and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to data centers and business customers. We intend to continue to introduce new services that draw upon our core competencies and that we believe are attractive to our target customers. In considering new services, we look for market opportunities that we believe present growth opportunities for us.

•

We continue to seek ways to improve our internal processes and gain operational efficiencies. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to seek efficiencies and enhance our customers’ experience. We continue to invest in our networks and train our employees to gain customer service excellence.

•

Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and supporting product lines so as to generate sufficient cash flow to fund our current operations, service our debt, fund our capital expenditure needs, pay dividends and expand our business. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective while providing the products and services that our customers desire in the markets we serve.

•

We intend to continue to pursue a disciplined process of evaluating select acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has experienced some consolidation and several of our competitors have consolidated with other communication providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do. Our competitive advantages include being more committed to providing services and support, better knowledge of and connection to the local markets and more flexible communications solutions than our larger competitors.

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

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to increase operating efficiencies and to provide new services to our new and existing customer base. These new technologies include the latest release of digital switching technology on all of our ILEC switches and the installation of a new Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in case of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to over 97% of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 94% of our access lines.

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

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international communications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements. Internet access (dial-up or high speed) is unregulated at both the state and federal levels. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an incumbent or competitive carrier.

Our CLEC businesses provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 (FCA34) as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The TA96 amended the FCA 34 and has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers (LECs) for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. The lower per-minute-of-use access rate, combined with changing minutes of use on our network, carriers optimizing their network costs and lower demand for dedicated lines may affect our future network access revenue. Traffic sensitive interstate rates are established every two years and were last established in June 2011 for the period from June 30, 2011 through July 1, 2013.

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

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the incumbent carrier with whom the CLEC competes. The rates charged by our facilities-based CLECs for switched access are generally lower than the rates charged by our ILECs.

National Broadband Plan (NBP)

In 2009, the United Stated Congress directed the FCC to develop a NBP to ensure every American has “access to broadband capability.” In March, 2010, the FCC released the NBP, which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. The NBP contemplates significant changes to overall telecommunications policy in relation to underlying network support and associated equipment which enables broadband deployment, and approved broadband speeds which meet the FCC definition of broadband depending on whether service is considered urban or rural. The NBP also made recommendations for transitioning the Universal Service Fund (USF) from supporting voice networks to broadband networks over time. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking (NPR) seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime. Intercarrier compensation is compensation carriers pay to each other to originate, transport and terminate traffic among telecommunications networks.

Pursuant to the NBP and subsequent NPRs, on November 18, 2011, the FCC released a Report and Order and Further NPR adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform. The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime. The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (CAF), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. At this time, we cannot predict the timing or potential outcome of these changes.

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review. It is expected that one or more parties will appeal the FCC’s Reform Order. To date, at least one appeal has been filed. At this time, we cannot predict the timing or potential outcome of any such appeals or whether such appeals would result in a material adverse effect on our business, financial condition or results of operations.

At this time, we cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in network support will be offset with additional network support from the CAF or the Mobility Fund. Accordingly, we cannot predict whether such changes will have a material adverse effect on our business, financial condition or results of operations.

The MPUC has considered intrastate access reform and universal service for several years, but has not yet taken action. On August 25, 2010 the IUB closed a docket on exploration of a state universal service fund. We are actively participating in access reform proceedings in the regulatory and legislative arenas on both the state and federal level. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of switched networks, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs has decreased and we project that this decline will continue. For the years ended December 31, 2011, 2010 and 2009, carrier access revenue represented approximately 15.8%, 16.1% and 17.3% of our operating revenue.

Universal Service

The Federal Universal Service Fund (FUSF) was established to overcome geographic differences in costs of providing service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

•

High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates. This program has the most direct impact on our operating companies;

•	Low-Income Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees and have eligibility based on subscriber income;
•	Rural Health Care Providers program that supports telecommunication services used by rural health care providers and provides them with toll free access to an Internet service provider; and
•	Schools and Libraries program, also called the E-Rate program, that provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an ETC by a state commission. Each of our ILECs has been designated as an ETC. CLECs are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our CLECs are currently not receiving FUSF support. All ETCs must certify annually to USAC or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. Both Minnesota and Iowa have adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipts of FUSF at risk each year.

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

The TA96 imposes a number of requirements on all local telecommunications providers including:

•	To interconnect directly or indirectly with other carriers;
•	To allow others to resell services;
•	To provide for number portability to allow end-users to retain their telephone number when changing providers;
•	To ensure dialing parity;
•	To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services; and
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

Employees

As of March 1, 2012 we had 131 full-time equivalent employees.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2012, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer – New Ulm Telecom, Inc.	54

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer and Corporate Secretary – New Ulm Telecom, Inc.	55

Curtis O. Kawlewski	Chief Financial Officer and Treasurer – New Ulm Telecom, Inc.	45

Our executive officers are elected annually and serve at the discretion of our Board of Directors. Mr. Otis, President and Chief Executive Officer; Ms. Bornhoft, Vice-President, Chief Operating Officer and Corporate Secretary; and Mr. Kawlewski, Chief Financial Officer and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

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

The telecommunications industry is generally subject to substantial regulatory changes, rapid development and introduction of new technologies and intense competition that could cause us to suffer price reductions, reduced operating margins or loss of market share. The telecommunications industry has been, and we believe will continue to be, characterized by several trends, including the following:

•	FCC Access Reform and Intercarrier Compensation, and the NBP.
•	Substantial regulatory change due to the passage and implementation of the TA96, which included changes designed to stimulate competition for both local and long distance telecommunications services;
•	Rapid development and introduction of new technologies and services;
•	Increased competition within established markets from current and new market entrants that may provide competing or alternative services;
•	The distortion of traditional dividing lines between, and the bundling of, different services, such as local dial tone, long distance, wireless, CATV, data and Internet services; and
•	An increase in mergers and strategic alliances that allow telecommunications providers to offer increased services or access to wider geographic markets.

Some of these changes have resulted in increased competition, decreased rates and decreased profitability in our traditional wireline local exchange business. We cannot ensure that further changes will not adversely affect our business.

The telecommunications industry is highly competitive and the level of competition continues to increase. The TA96 permitted competition among communication companies for the rights to interconnect with established networks and to establish new networks in order to offer telephone service to customers in a franchised area. We serve as an ILEC in a number of franchised areas, as well as a CLEC in several other markets. As most of our markets are primarily rural, we have historically experienced limited competition; however, other telecommunications carriers have the authority under this legislation to provide new networking routes, points of interconnection, technology or signaling protocol, creating competition that could have a material adverse effect on our profitability. Many of our voice and data competitors, such as CATV operators, Internet access providers, wireless service providers and long distance carriers, have significantly greater brand name recognition and financial, personnel, marketing and other resources. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. This increased competition from existing and new entities could lead to price reductions and reduced operating margins or loss of market share. Although we attempt to differentiate our products and services through technology, reputation, service and price, competition has increased in our markets. This competition has affected our profitability in the past and we cannot ensure that it will not continue to affect our profitability in the future.

Our possible pursuit of acquisitions could be expensive, may not be successful and, even if successful may be more costly than anticipated. Our ability to complete future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and, if necessary, finance those acquisitions. Whether or not any particular acquisition is closed successfully, these activities are expensive and require our management to spend considerable time and effort to accomplish them, which may detract from their ability to run our current business. Once a deal is reached, we may face unexpected challenges in receiving any required approvals from the FCC or other applicable state regulatory commissions, which could result in the delay of or inability to consummate the acquisition. Although we may spend considerable expense and effort to pursue acquisitions, we may not be successful in closing them.

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

We may not accurately predict technological trends or the success of new products. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital investment. While we are primarily “users” of other technologies and do not create or originate our own technology, if we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, our business, operating results and financial condition could be materially adversely affected.

We may not be able to successfully introduce new products and services. Our success depends, in part, upon our ability to successfully introduce new products and services including:

•	Our ability to offer bundled service packages on terms attractive to our customers;
•	Our ability to expand our broadband offerings; and
•	Our ability to successfully expand our service offerings into other geographical locations.

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

Consolidation among our customers could result in our losing customers or experiencing a slowdown in new orders as our customers focus on integrating their operations. Consolidation may affect our business as our customers focus on integrating their operations. We believe that in certain instances, customers engaged in integrating large-scale solutions may scale back their purchases of network equipment and services. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment and network services or consolidate their circuits or network routing. After a consolidation occurs, there is no assurance that we will be selected to continue to supply equipment or network services to the end user. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed and integration is complete.

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

Our businesses may be adversely affected if we are unable to hire and retain qualified employees. Our performance is largely dependent on the talents and efforts of highly skilled individuals in the operation of our communications businesses. Technological advances require our employees to continually upgrade their knowledge base. Our ability to compete and grow our business effectively depends upon our ability to attract qualified employees and retain and motivate our existing employees. Our inability to attract and retain highly qualified technical employees in the future could have a material adverse effect on our business, financial condition and results of operations. In addition, we may acquire new businesses in the future and our success will depend, in part, upon our ability to retain, hire and integrate personnel from acquired businesses, who are critical to the continued success or the successful integration of these acquired businesses.

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

Risks Related to Regulations

The telecommunications industry in which we operate is subject to extensive federal, state and local regulation that could change in a manner adverse to us. Our local telephone businesses in Minnesota and Iowa are subject to extensive regulations that affect the rates we charge, the areas we service, our contracts with suppliers and virtually every facet of our business. Laws and regulations may be, and in some cases have been, challenged in the courts and could be changed by Congress, state legislatures or regulators at any time. New regulations could be imposed by federal or state authorities further affecting our operating costs or capital requirements in a manner that is adverse to us. We cannot predict the impact of future developments or changes to the regulatory environment or the impact these developments or changes may have on us. Adverse rulings, legislation or changes in governmental policy on issues material to us could increase our competition, potentially causing us to lose customers to competitors and decrease our revenue or increase our costs, thus decreasing our profitability.

Legislative or regulatory changes could reduce the revenue we receive from network access charges. Access charges that are intended to compensate our ILEC and CLEC operations for originating, terminating or transporting long distance and other carriers’ calls in our service areas, accounted for approximately 15.8% of our total revenue in 2011. The amount of network access charges we receive is based on interstate rates set by the FCC and intrastate rates set by the MPUC and the IUB. The large national carriers who pay these charges have advocated in the past that access charges should be reduced and some network providers have argued that access charges do not apply to specific types of their traffic. As our business becomes increasingly competitive, the regulatory disparities regarding network access revenue, the marketplace forces on its pricing levels and our ability to enforce the historical rules for collecting this revenue, could have a material adverse effect on our business. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenue and costs of our ILEC and CLEC operations.

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

Legislative or regulatory changes could reduce or eliminate the governmental network support we receive. The federal system of network support, from which we derive a portion of our revenue, is subject to modification. In February of 2011, the FCC launched the notice and comment process with the approval of a Notice of Proposed Rulemaking which proposes significant changes to the legacy universal service program and intercarrier compensation regime. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our ILEC operations and whether we will continue to receive the same amount of FUSF support that we have received in the past. Our ILEC operations receive significant federal support payments.

•	For the year ended December 31, 2011 we received an aggregate of $2,862,120 from the FUSF that comprised 8.6% of our revenue for the year;
•	For the year ended December 31, 2010 we received an aggregate of $2,784,420 from the FUSF that comprised 8.6% of our revenue for the year; and
•	For the year ended December 31, 2009 we received an aggregate of $2,048,646 from the FUSF that comprised 6.2% of our revenue for the year.

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

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or a general lack of availability of electrical resources. Our facilities are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages and limitations on the availability of adequate power resources. Power outages harm our customers and our business. We attempt to limit exposure to system downtime by using backup generators and power supplies; however, we may not be able to limit our exposure entirely, even with those protections in place.

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

Risks Related to Our Indebtedness and Our Capital Structure

The amount of debt we have outstanding, as well as any debt we may incur in the future, could have an adverse effect on our operational and financial flexibility. As of December 31, 2011 we had approximately $43.5 million of debt outstanding, of which approximately $39.8 million is long-term debt. The debt is secured by assets of NU Telecom and its subsidiaries. The assets have been pledged to CoBank, ACB for performance under the loans. In addition, NU Telecom and its subsidiaries have guaranteed all the obligations under the credit facility. The loan agreements place restrictions on us, including adhering to specified financial ratios. At December 31, 2011 we were in compliance with all loan covenants and have achieved all acceptable financial ratios outlined in the loan agreements. Our level of debt could have significant consequences to our business, including the following:

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

If we seek additional financing, we may not be able to obtain favorable terms, or at all, and our stockholders may experience dilution of their ownership interest if we seek equity financing. We currently anticipate that our available cash resources, which include our ability to generate net cash flow from our operations, our credit facility, and our existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations and we expend our credit facility, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we raise additional funds through the issuance of equity or equity-related securities, our stockholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing additional debt, we may be subject to restrictive covenants that could limit our operating flexibility, and increased interest payments could dilute earnings per share.

We are subject to risks associated with changes in interest rates. We face market risks from changes in interest rates that could adversely affect our results of operations and financial condition. Although we attempt to reduce risk through the use of derivative financial instruments, we do not enter into derivative instruments for the purpose of speculation. In March of 2008, we entered into an interest rate protection agreement on $39.0 million of our variable-interest rate debt in order to manage our exposure to interest rate movements. Interest rate protection agreements on $33.0 million of this debt mature in March of 2013. In June of 2008, we entered into a second interest-rate swap agreement, effectively locking in the interest rate on an additional $6.0 million of variable-interest rate debt. Interest rate protection agreements on 3.0 million of this debt mature in June of 2013. If interest rates fail to rise as anticipated when the instruments were acquired, we will experience higher-than-market-rate interest expense and would have paid for protection that we did not need. We also risk entering a higher interest rate environment when the interest rate protection agreements expire in 2013. This could affect our future interest expense level.

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

As we have grown through acquisitions, we have accumulated approximately $29.7 million of goodwill, and have $3.0 million of indefinite-lived intangible assets out of total assets of approximately $117.7 million at December 31, 2011. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We performed our impairment review for fiscal 2011 in the fourth quarter of 2011, and our Step One analysis indicates no impairment of goodwill and other indefinite-lived assets exists. As of December 31, 2009, management determined that our trade name useful life was no longer indefinite due to rebranding efforts occurring at HTC and we are now amortizing the trade name. An impairment test was required to be performed to value the trade name at fair value and resulted in no impairment charge.

A long-lived asset to be disposed of is reported at the lower of its carrying value or fair value less cost to sell. An asset to be used in our operations (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. As we have grown through acquisitions, we have accumulated approximately $17.2 million, net of accumulated amortization, of definite-lived intangible assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period that the charge is taken.

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

Risks Related to Our Common Stock

Our Board of Directors could, in its discretion, depart from or change our dividend payment practices at any time. We are not required to pay dividends and our stockholders are not guaranteed, and do not have contractual or other rights, to receive dividends. Although we have paid cash dividends for years, in the third quarter of 2009, our Board of Directors decided to reduce our quarterly dividends from $0.10 per share to $0.08 per share. Our Board of Directors subsequently decided to increase our quarterly dividends to $.0825 per share in the second quarter of 2011. Our Board of Directors may decide at any time, at its discretion, to increase or decrease the amount of dividends, otherwise change or revoke our past dividend payment practices or discontinue entirely the payment of dividends. In addition, if we do not pay dividends for whatever reason, shares of our common stock could become less liquid and the market price of our common stock could decline.

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

While our cash flow available to pay dividends for the year ended December 31, 2011 was sufficient to pay dividends in accordance with our past dividend payment practices, if our estimated cash flow available to pay dividends were to fall below our expectations, our assumptions as to estimated cash needs are too low or if other applicable assumptions were to prove incorrect, we may need to:

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

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publically traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

•	Due to our low liquidity of stock trading volume, any imbalance between period supply and demand in shares offered;
•	Announcements of new products and services by us or our competitors;
•	Consolidation among our competitors or customers;
•	Developments in telecommunications regulations;
•	Disputes concerning intellectual property rights;
•	General economic conditions in the United States or internationally;
•	Increased competition with our competitors or among our customers;
•	Our financial health and the financial health of our competitions or our customers;
•	Trend stock market trading of our peer companies;
•	Quarterly fluctuations in our financial results or the financial results of our competitors or customers; and
•	Rumours or speculation regarding our future business results and actions.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our business is primarily focused on the provision of service, and our properties are used primarily to house and safeguard our operating equipment. On December 31, 2011, our gross property, plant and equipment of $109,357,638 (net balance of $34,879,083) consisted primarily of telephone switches, cable, fiber optic networks and network equipment. We own the telephone property, plant and equipment that we use to operate our telephone systems. Our four ILECs own the central office equipment (COE) that we use to record, switch and transmit telephone calls, as described below:

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

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, digital TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above and below referenced properties. See Note 1 – “Summary Of Significant Accounting Policies” and Note 2 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above and below referenced properties and equipment and their respective depreciation.

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

(3)

New Ulm owns four remote central office buildings that are located on the north, south and west sides of the city of New Ulm, Minnesota and in Courtland, Minnesota. These buildings contain COE that remote off New Ulm's main COE.

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

(6)

New Ulm owns a building located at 27 North Minnesota, New Ulm, Minnesota. This building contains approximately 14,000 square feet of space and is used primarily as a retail location housing customer support services and our corporate business offices.

(7)	New Ulm owns a building located at 137 East 2nd Street, Redwood Falls, Minnesota. This building contains business offices and COE and contains approximately 1,540 square feet of floor space.

(8)

New Ulm owns three remote equipment office buildings located at 1105 South Mill Street, 220 Veda Drive and 620 Walnut Street, all in Redwood Falls, Minnesota. These buildings contain COE that remote off New Ulm's main COE.

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

(21)	HTC owns a tower located at 345 Michigan Street South East, Hutchinson, Minnesota.

(22)	HTI owns a building located at 421 South CSAH 34, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet of floor space.

(23)	HTI owns a tower located at 28077 County Road 9, Darwin, Minnesota.

(24)	HTI owns a second tower located at 55106 County Road 38, Buffalo Lake, Minnesota.

(25)	HTC owns a point-of-presence Hut located at 101 11th Street East, Glencoe, Minnesota. This Hut contains approximately 600 square feet.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “NULM.” As of March 1, 2012 there were 1,385 registered stockholders and approximately 483 beneficial owners of New Ulm Telecom, Inc. stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTC Bulletin Board during 2011 and 2010. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2011			2010
	High	Low		High	Low
1st quarter	5.85	5.30	1st quarter	6.25	5.00
2nd quarter	6.50	5.35	2nd quarter	6.75	5.26
3rd quarter	6.25	5.60	3rd quarter	6.25	4.95
4th quarter	7.00	5.75	4th quarter	5.50	4.70

Dividends and Restrictions

We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second, third and fourth quarters of 2011, which totaled $422,025 for each quarter. We declared dividends on our common stock of $0.08 per share for each of the four quarters ending December 31, 2010, which totaled $409,235 for each quarter. We declared a quarterly dividend on our common stock of $0.10 per share for both the first and second quarters of 2009, which totaled $511,543 for each of those two quarters; and a quarterly dividend of $0.08 per share for the third and fourth quarters of 2009, which totaled $409,235 for each of those two quarters. A quarterly cash dividend of $0.0825 per share was paid on March 15, 2012 to stockholders of record at the close of business on March 9, 2012.

In 2009, we lowered our quarterly dividends on our common stock from $0.10 per share to $0.08 per share. Our Board of Directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute this cash to our stockholders. We expect to continue to pay quarterly dividends during 2012, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. We are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At December 31, 2011 and December 31, 2010, we were in compliance with all the stipulated financial ratios in our loan agreements.

Our Board of Directors reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

Issuer Purchases of Common Stock

We did not repurchase any shares of common stock in 2011, 2010 or 2009. Currently, we do not anticipate the repurchase of any common stock in 2012, and our Board of Directors has not authorized the repurchase of any common stock.

Item 6. Selected Financial Data

Selected Income Statement Data for the Company (consolidated):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Revenues	$33,271,451	$32,335,665	$33,033,433	$35,731,730	$17,300,936
Operating Expenses	28,868,049	27,941,712	28,609,647	29,731,402	14,239,568
Operating Income	4,403,402	4,393,953	4,423,786	6,000,328	3,061,368
Other Income (Expense)	(871,962)	(1,241,459)	(865,403)	684,425	4,583,457
Income Taxes	1,503,917	1,101,889	1,915,555	3,992,227	3,061,853
Net Income	2,027,523	2,050,605	1,642,828	2,692,526	4,582,972

Basic and Diluted
Net Income Per Share	$0.40	$0.40	$0.32	$0.53	$0.90

Dividends Per Share	$0.33	$0.32	$0.36	$0.40	$0.40

Selected Balance Sheet Data:
	Year Ended December 31,
	2011	2010	2009	2008	2007
Current Assets	$7,128,468	$7,442,732	$9,083,736	$9,374,152	$11,649,394
Current Liabilities	7,360,715	7,444,580	7,392,164	6,974,876	2,359,781
Working Capital	(232,247)	(1,848)	1,691,572	2,399,276	9,289,613
Total Assets	117,690,508	120,436,603	124,235,356	130,593,654	59,052,895
Long-Term Debt	39,809,171	43,334,883	46,793,859	51,251,825	61,443
Stockholders’ Equity	53,683,921	52,445,769	51,880,541	51,701,902	53,284,651

Book Value Per Share	$10.49	$10.25	$10.14	$10.11	$10.42

Information contained in the above tables for 2011, 2010, 2009 and 2008 is affected by the acquisition of HTC on January 4, 2008. Certain historical numbers have been changed to conform to the current year’s presentation.

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

Highlights

2011 Compared to 2010

●	Net income was $2,027,523 in 2011 and was net of $1,503,917 in income tax expense.
●

Despite a continued challenging economic climate, we were able to increase pre-tax net income by $378,946 or 12.0% in 2011 through a combination of increased revenues from upgraded and expanded service offerings and the bundling of our services to attract and retain customers; lower interest expense by continuing to service and reduce our debt; and increased profitability of our equity investments.

●

Despite a decrease in our access lines in 2011, we recognized an increase in our traditional telephone services revenues (local and network access) of $183,495 or 1.0% largely due to an increase in end users purchasing our special access services.

●

Our sales of Internet and video services increased $765,594 or 7.5% in 2011 reflecting our expansion into Glencoe, Minnesota and the upgrading of our facilities to enhance our service offerings along with our targeted marketing efforts to sell those services.

●	Capital expenditures totaled $4,824,204 in 2011 compared to $5,026,623 in 2010. These expenditures reflect our commitment to continually improve our network and increase our service capabilities.
●

In 2011, our primary source of liquidity has been from the internal operations of our business. We have invested in capital expenditures and paid interest, taxes, dividends and other obligations. Our long-term debt balance (including current portion) of $43,508,054 at December 31, 2011 was $3,285,805 lower than at December 31, 2010.

2010 Compared to 2009

●

Despite a challenging economic climate and in light of declining revenues, we were able to increase net income in 2010 through a combination of cost saving measures implemented throughout the company in 2010; lower interest expense by continuing to service and reduce our debt; and favorable tax adjustments related to uncertain tax positions related to gains on our Midwest Wireless Holdings LLC (MWH) investment sold in 2006.

●

Traditional telephone services revenues from local and network access services declined 2.1%, reflecting the continued decline in our traditional access customers and network minutes of use. It should be noted that the declines in our access lines and telephone service revenues we experienced in 2010 and 2009, are below the industry average for access lines and revenue loss.

●	Our sales of Internet and video services increased 3.0%, reflecting the Company’s expansion into Glencoe, Minnesota and targeted marketing efforts of the Company for these services.
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

Trends

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line losses totaled 1,644 or 5.8% in 2011 compared to 2010, and 969 or 3.3% in 2010 compared to 2009.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above.

To combat competitive pressures, we continue to emphasize the bundling of our products and services. Our customers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment needs, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. We have built a state-of-the-art broadband network, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video and IPTV services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment for the years ended December 31, 2011, 2010 and 2009, are included below:

Telecom Segment

	2011	2010	2009
Operating Revenues
Local Service	$6,000,257	$5,931,731	$6,322,309
Network Access	11,852,688	11,737,719	11,720,710
Video	5,658,232	5,170,403	4,878,571
Data	5,247,963	4,970,198	4,962,165
Long Distance	649,404	700,591	754,038
Other	3,862,907	3,825,023	4,395,640
Total Operating Revenues	33,271,451	32,335,665	33,033,433

Cost of Services, Excluding Depreciation and Amortization	13,456,756	12,252,848	12,137,277
Selling, General and Administrative	6,400,900	6,189,076	7,056,184
Depreciation and Amortization Expenses	9,010,393	9,499,788	9,416,186
Total Operating Expenses	28,868,049	27,941,712	28,609,647

Operating Income	$4,403,402	$4,393,953	$4,423,786

Net Income	$2,027,523	$2,050,605	$1,642,828

Capital Expenditures	$4,824,204	$5,026,623	$5,540,308

Key metrics
Access Lines	26,593	28,237	29,206
Video Customers	10,309	10,115	9,467
Broadband Customers[1]	10,465	9,973	9,412
Dial Up Internet Customers	638	993	1,492
Long Distance Customers	13,530	13,878	14,358

1 2010 and 2009 Broadband Customers are updated to include Wireless Broadband Customers

Certain historical numbers have been changed to conform to the current year’s presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls for their wireless subscribers. Local service revenue was $6,000,257, which is $68,526 or 1.2% higher in 2011 than in 2010 and was $5,931,731, which is $390,578 or 6.2% lower in 2010 than in 2009. Local service revenue was higher in 2011 compared to 2010 primarily due to an increase in local wireless reciprocal revenues, which was partially offset by a decrease in access lines of 1,644 or 5.8%. Local service revenue was lower in 2010 compared to 2009 primarily due to a decrease in access lines of 969 or 3.3%. Also contributing to the decrease in local service revenue in 2010 compared to 2009 were customers cancelling other features, including call waiting, caller identification, etc. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $11,852,688, which is $114,969 or 1.0% higher in 2011 than in 2010. Lower minutes of use were offset by a $924,583 increase in special access in 2011 compared to 2010. Network access revenue was $11,737,719, which is $17,009 or 0.1% higher in 2010 than in 2009. Lower minutes of use were offset by a $155,437 increase in special access in 2010 compared to 2009.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve eleven communities with our digital TV services and five communities with our CATV services. Video revenue was $5,658,232, which is $487,829 or 9.4% higher in 2011 than in 2010. This increase was primarily due to recognizing revenue for a full year in 2011 from the Glencoe CATV system we purchased in June 2010 versus six months in 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of the year. Video revenue was $5,170,403, which is $291,832 or 6.0% higher in 2010 than in 2009. This increase was primarily due to the addition of the Glencoe CATV system we purchased in June 2010. Also contributing to the increase in revenues were rate increases introduced into several of our markets over the course of the year and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson, and Litchfield, Minnesota and Aurelia, Iowa. This new enhanced service offering provides customers with desired features and options, such as digital video recording.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Internet revenue was $5,247,963, which is $277,765 or 5.6% higher in 2011 than in 2010. This increase was primarily due to an increase in broadband customers of 492 or 4.9%, partially offset by a loss of 355 dial-up customers or 35.8%. Internet revenue was $4,970,198, which is $8,033 or 0.2% higher in 2010 than in 2009. The loss of 499 dial-up customers was offset by the addition of 300 broadband customers acquired in our purchase of the CATV system in Glencoe in June 2010. Broadband customers have a higher profit margin than dial-up Internet customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $649,404, which is $51,187 or 7.3% lower in 2011 than in 2010. This decrease was primarily the result of the loss of 2.5% of our customer base in 2011 compared to 2010 as customers continue to use other technologies such as wireless and IP services to satisfy their long distance communication needs. Long distance revenue was $700,951, which is $53,447 or 7.1% lower in 2010 than in 2009. This decrease was primarily the result of the loss of 3.3% of our customer base in 2010 compared to 2009 as customers continue to use other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other Revenue – We generate revenue from directory publishing, sales and service of CPE, bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $3,862,907, which is $37,884 or 1.0% higher in 2011 than in 2010. This increase is primarily due to additional fiber rental revenues and increased cellular revenues as the Company-branded service (Tech Trends Wireless) increased its customer base. This increase was partially offset by decreases in the sale of CPE as customers have delayed the replacement and upgrades of their equipment as a result of the continuing effects of the current United States economic decline. Other revenue was $3,825,023, which is $570,617 or 13.0% lower in 2010 than in 2009. This decrease was primarily due to a change in our cellular revenue structure in 2009. We ceased being an authorized agent for Alltel as of September 1, 2009, and began offering a Company-branded service (Tech Trends Wireless) and agency sales for Unicel. The offering of these new services created lower revenues in 2010 compared to 2009.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $13,456,756, which is $1,203,908 or 9.8% higher in 2011 than in 2010. This increase was primarily due to higher programming cost from content providers and the programming costs associated with an increasing video and broadband customer base. In addition, costs associated with maintenance and support agreements on our equipment and software were higher.

Cost of services (excluding depreciation and amortization) was $12,252,848, which is $115,571 or 1.0% higher in 2010 than in 2009. This increase was primarily due to higher programming costs associated with the increase in our video customer base due to the acquisition of the Glencoe CATV system in June 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,400,900, which is $211,824 or 3.4% higher in 2011 than in 2010. This increase was primarily due to increased employee benefit costs and increased expenses associated with complying with new SEC financial reporting requirements.

Selling, general and administrative expenses were $6,189,076, which is $867,108 or 12.3% lower in 2010 than in 2009. This decrease was primarily due to continuing management efforts to contain costs in the current economic climate.

Depreciation and Amortization

Depreciation and amortization was $9,010,393, which is $489,395 or 5.2% lower in 2011 than in 2010. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during 2011 and 2010 as we switch to a new broadband network.

Depreciation and amortization was $9,499,788, which is $83,602 or 0.9% higher in 2010 than in 2009. At December 31, 2009 NU Telecom management determined that our trade name intangible asset acquired with the purchase of HTC had become a definite-lived intangible asset. This resulted in the recognition of an additional $266,667 of amortization expense for 2010 compared to 2009.

Operating Income

Operating income was $4,403,402, which is $9,449 or 0.2% higher in 2011 than in 2010. This increase was primarily due to an increase in revenue combined with a decrease in depreciation and amortization, partially offset by increases in cost of services and selling, general and administrative expenses, all of which are described above. Operating income was $4,393,953, which is $29,833 or 0.7% lower in 2010 than in 2009. This decrease was primarily due to decreases in revenue combined with increases in depreciation and amortization expenses and cost of services, partially offset by a decrease in selling, general and administrative expenses, all of which are described above.

Consolidated Results

Other Income and Interest Expense

Our gain (loss) on the sale of equity investments was ($4,796), $4,338 and $1,045,599 in 2011, 2010 and 2009. The loss on sale of equity investments in 2011 reflects the contribution of our holdings in Springfield Lodging. The gain on sale of equity investments in 2010 reflects our pro-rata share of the distribution of remaining amounts that had been held in a Trust Account to cover potential additional expenses (including audit, legal and miscellaneous expenses) in connection with the MWH sale to Alltel. This distribution represented the final distribution of all remaining funds from the MWH/Alltel transaction. The gain on sale of equity investments in 2009 was the result of a gain recognized through the sale of our equity ownerships in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC. See Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

HCC investment income increased $52,773 in 2011 compared to 2010. HCC investment income decreased $69,690 in 2010 compared to 2009. These increases and decreases reflect our equity portion of HCC net income. HCC net income increased in 2011 primarily due to decreased interest expense associated with reduction of debt combined with lower interest rates on outstanding debt. HCC net income decreased in 2010 primarily due to declining revenues and decreased profitability.

Other income in 2011 and 2010 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2011 amounted to $485,812, compared to $513,436 allocated and received in 2010. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income decreased $4,545 in 2011 compared to 2010 and decreased $16,896 in 2010 compared to 2009. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

Interest expense decreased $371,826 in 2011 compared to 2010. This decrease was primarily due to lower outstanding debt balances, the maturing of several of our swap agreements with CoBank, ACB during 2011 as the variable rate we now pay on that debt portion is lower than the fixed rate we were previously paying, and the implementation of a cash management program with CoBank, ACB at the beginning of 2011. Interest expense decreased $159,840 in 2010 compared to 2009. This decrease was primarily the result of lower outstanding debt balances.

Other investment income decreased $14,114 in 2011 compared to 2010 and increased $303,010 in 2010 compared to 2009. Other investment income includes our equity ownerships in several partnerships and limited liability corporations. We recorded $228,168 of income from equity investments in 2011, $250,243 of income in 2010 and a $49,593 loss in 2009.

Income Taxes

Income tax expense increased by $402,028 to $1,503,917 in 2011 compared to 2010. The effective income tax rate was 42.6%, 35.0% and 53.8% for 2011, 2010 and 2009. The effective income tax rate in 2011 was higher than in 2010 primarily due to increased income and changes in the amount of deferred income taxes. The effective income tax rate in 2010 was lower than in 2009 due to the recognition in 2010, of approximately $124,000 in net tax benefits, see Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K. Excluding the impact of the recognition of the tax benefit, the December 31, 2010 effective income tax rate would have been approximately 38.9%. The effective tax rate differs from the federal statutory tax rate primarily due to state income taxes and other permanent differences.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past three years have been immaterial. Our management anticipates that this trend will continue in the near future.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report our pro-rata share of net income or net loss each period from HCC’s Operations. The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income. HCC contributed $689,798, $637,025 and $706,715 to our net income for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Proportionate Method:
Operating Revenues	$8,998,081	$9,196,181	$9,425,081

Operating Expenses, Excluding Depreciation and Amortization	4,240,004	4,134,971	4,027,453
Depreciation and Amortization Expenses	2,961,876	3,185,308	3,084,080
Total Operating Expenses	7,201,880	7,320,279	7,111,533

Operating Income	$1,796,201	$1,875,902	$2,313,548

Net Income	$689,798	$637,025	$706,715

If we included our proportionate share of HCC’s operating income in the operating income of NU Telecom, our OIBITDA would have increased from $13,413,795, $13,893,741 and $13,839,972 for the years ended December 31, 2011, 2010 and 2009, for NU Telecom alone, to $18,171,872, $18,954,951 and $19,237,599 for the years ended December 31, 2011, 2010 and 2009, as shown below.

	2011	2010	2009

New Ulm Operating Income	4,403,402	4,393,953	4,423,786
New Ulm Depreciation and Amortization	9,010,393	9,499,788	9,416,186

New Ulm OBITDA	13,413,795	13,893,741	13,839,972

HCC Operating Income	1,796,201	1,875,902	2,313,547
HCC Depreciation and Amortization	2,961,876	3,185,308	3,084,080

HCC OBITDA	4,758,077	5,061,210	5,397,627

Combined OBITDA	18,171,872	18,954,951	19,237,599

Adjusted OBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,191,975 at December 31, 2011, reflecting 55.2% equity and 44.8% debt. This compares to a capital structure of $99,239,628 at December 31, 2010, reflecting 52.8% equity and 47.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.30 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2011 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2011 we had a working capital deficit of $232,247. However, at December 31, 2011 we also had approximately $6.1 million available under our revolving credit facility to fund any short-term working capital needs.

We have not conducted a public equity offering. We operate with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit.

Cash Flows

We expect our liquidity needs to originate from capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of December 31, 2011, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$8,654,333	$11,127,402	$6,347,430
Investing activities	(4,866,204)	(6,664,285)	(3,280,889)
Financing activities	(4,961,115)	(4,594,904)	(3,860,561)
Decrease in cash and cash equivalents	$(1,172,986)	$(131,787)	$(794,020)

Certain historical numbers have been changed to conform to the current year’s presentation.

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2011 was $8,654,333, compared to cash generated by operations of $11,127,402 in 2010 and $6,347,430 in 2009. The 2011 decrease was primarily due to the timing of changes in receivables, income taxes receivable and deferred income tax. The 2010 increase was primarily due to the timing of changes in income taxes receivable and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. At December 31, 2011, we had a working capital deficit of $232,247, compared to a working capital deficit of $1,848 at December 31, 2010. Cash and cash equivalents at December 31, 2011 were $1,221,717, compared to $2,394,703 at December 31, 2010.

Cash Flows from Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $4,866,204 for the year ended December 31, 2011, compared to $6,664,285 used in investing activities in 2010 and $3,280,889 in 2009. On June 14, 2010, we completed the acquisition of the CATV system in and around Glencoe, Minnesota for $1,600,000. In 2009, we received $1,890,000 in proceeds from the sale of equity investments to Iowa Telecom. In addition, in 2009 we reached a settlement on the escrow true-up due from HTC stockholders in the amount of $651,419. Capital expenditures relating to on-going operations were $4,824,204 in 2011, $5,026,623 in 2010 and $5,540,308 in 2009. We expect total plant additions of approximately $5,500,000 in 2012.

We used current working capital in 2010 to complete the $1.6 million acquisition of the CATV System in and around Glencoe, Minnesota and to fund our other capital expenditures. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $6.1 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows From Financing Activities

Cash used in financing activities for the year ended December 31, 2011 was $4,961,115. This included loan proceeds of $400,000, long-term debt repayments of $3,685,805 and the distribution of $1,675,310 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2010 was $4,594,904. This included long-term debt repayments of $2,957,965 and the distribution of $1,636,939 of dividends to stockholders. Cash used in financing activities in 2009 was $3,860,561. This included loan proceeds of $400,000, which was the result of our accessing our revolving debt, offset by long-term debt repayments of $2,419,004 and the distribution of $1,841,557 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $232,247 as of December 31, 2011, with current assets of approximately $7.1 million and current liabilities of approximately $7.4 million, compared to a working capital deficit of $1,848 as of December 31, 2010. The ratio of current assets to current liabilities was 0.97 and 1.00 as of December 31, 2011 and 2010. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2011, were $39,809,171, excluding current debt maturities of $3,698,883. Long-term debt obligations as of December 31, 2010, were $43,334,883, excluding current debt maturities of $3,458,976.

We have a credit facility with CoBank, ACB. Under the credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and entered into promissory notes on the following terms:

MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $5,923,171 on this revolving note as of December 31, 2011.

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

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2011.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. At December 31, 2011 and 2010, we were in compliance with all financial ratios in the loan agreements.

The loan agreements also include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

See Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for information pertaining to our long-term debt.

Obligations and Commitments

As discussed above, NU Telecom has a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table.

Description	Total	2012	2013-2014	2015-2016	Thereafter
Deferred Compensation	$1,128,863	$195,375	$133,137	$124,766	$675,585
Long-term Debt	43,508,054	3,698,883	39,809,171	—	—
Interest on Long-term Debt (A)	4,024,209	2,082,151	1,942,058	—	—
Loan Guarantees	453,329	37,854	81,123	88,712	245,640
Operating Lease	112,965	26,580	53,160	33,225	—
Purchase Obligations (B)	—	—	—	—	—
Total Contractual Cash Obligations	$49,227,420	$6,040,843	$42,018,649	$246,703	$921,225

A.

Interest on long-term debt is estimated using rates in effect as of December 31, 2011. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K).

B.	There were no purchase obligations outstanding as of December 31, 2011.

Guarantees

We have guaranteed the obligations of our New Ulm subsidiary joint venture investment in FiberComm, LC. See Note 12 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2011 Annual Report on Form 10-K, are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2011.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $300,000 and $794,637 as of December 31, 2011 and 2010.

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

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. Our swap agreements were determined based on Level 2 inputs.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of telephone properties. As discussed more fully in Note 4 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K, and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

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

In 2011, 2010 and 2009, we engaged an independent valuation firm to complete an annual impairment test for goodwill acquired. For 2011 and 2010, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2011 DCF model include the following:

●	A 10.50% weighted average cost of capital based on an industry weighted average cost of capital; and
●	A 1.50% terminal growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC. The carrying value of that goodwill was $26,297,418 as of December 31, 2011. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $6.9 million, which indicated that we had no impairment as of December 31, 2011. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

See Note 4 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details regarding our goodwill.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to reduce our accrual for unrecognized tax positions related to gains on our MWH investment sold in 2006. The above-mentioned tax examination also resulted in an additional state tax liability of $22,944, including interest.

In accordance with GAAP, we had no net unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the income tax provision when recorded. See Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2007 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2011 we had no interest or penalties accrued that were related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the three-year period ended December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the years ended December 31, 2011 and 2010, our interest expense would have increased approximately $8,000 and $10,000. We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized.

On March 19, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $6.0 million of our variable-rate debt through March 2011, and $33.0 million of our variable-rate debt through March 2013. On June 23, 2008 we executed interest-rate swap agreements, effectively locking in the interest rate on $3.0 million of our variable-rate debt through June 2011, and $3.0 million of variable-rate debt through June 2013. A summary of these agreements is contained in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 26, 2012

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
OPERATING REVENUES:
Local Service	$6,000,257	$5,931,731	$6,322,309
Network Access	11,852,688	11,737,719	11,720,710
Video	5,658,232	5,170,403	4,878,571
Data	5,247,963	4,970,198	4,962,165
Long Distance	649,404	700,591	754,038
Other	3,862,907	3,825,023	4,395,640
Total Operating Revenues	33,271,451	32,335,665	33,033,433

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	6,332,282	5,866,910	4,986,547
Cost of Video	4,664,436	4,156,841	3,657,336
Cost of Internet	884,685	910,407	1,259,190
Cost of Other Nonregulated Services	1,575,353	1,318,690	2,234,204
Depreciation and Amortization	9,010,393	9,499,788	9,416,186
Selling, General, and Administrative	6,400,900	6,189,076	7,056,184
Total Operating Expenses	28,868,049	27,941,712	28,609,647

OPERATING INCOME	4,403,402	4,393,953	4,423,786

OTHER (EXPENSE) INCOME:

Gain (Loss) on Sale of Equity Investments	(4,796)	4,338	1,045,599
Interest During Construction	47,277	46,962	237,729
Equity in Earnings of Hector Investment	689,798	637,025	706,715
CoBank Patronage Dividends	485,812	513,436	556,318
Interest Income	87,057	91,602	108,498
Loss on Disposal of Assets	—	—	(15,597)
Interest Expense	(2,416,338)	(2,788,164)	(2,948,004)
Loss on Settlement of HTC Escrow	—	—	(506,993)
Other Investment Income (Expense)	239,228	253,342	(49,668)
Total Other Income (Expense)	(871,962)	(1,241,459)	(865,403)

INCOME BEFORE INCOME TAXES	3,531,440	3,152,494	3,558,383

INCOME TAXES	1,503,917	1,101,889	1,915,555

NET INCOME	$2,027,523	$2,050,605	$1,642,828

BASIC AND DILUTED NET INCOME PER SHARE	$0.40	$0.40	$0.32

DIVIDENDS PER SHARE	$0.33	$0.32	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435	5,115,435

Certain historical numbers have been changed to conform to the current year’s presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Net Income	$2,027,523	$2,050,605	$1,642,828

Other Comprehensive Income (Loss):
Unrealized Gains of Equity Method Investee	357,316	208,007	175,900
Unrealized Gains (Losses) on Interest Rate Swaps	887,994	(94,816)	338,432
Income Tax Benefit (Expense) Related to Unrealized Gain (Loss) on Interest Rate Swaps	(359,371)	38,371	(136,964)
Other Comprehensive Income	885,939	151,562	377,368

Comprehensive Income	$2,913,462	$2,202,167	$2,020,196

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$1,221,717	$2,394,703
Receivables, Net of Allowance for Doubtful Accounts of $300,000 and $794,637	2,430,589	1,662,224
Income Taxes Receivable	167,855	85,218
Materials, Supplies, and Inventories	1,946,831	1,708,042
Deferred Income Taxes	907,352	1,246,640
Prepaid Expenses	454,124	345,905
Total Current Assets	7,128,468	7,442,732

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	20,215,961	22,292,714
Hector Investment	21,284,456	20,237,342
Other Investments	4,359,226	4,142,002
Deferred Charges and Other Assets	116,214	223,997
Total Investments and Other Assets	75,682,957	76,603,155

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	93,981,635	91,384,156
Other Property & Equipment	6,769,814	5,777,342
Video Plant	8,606,189	7,416,075
Total Property, Plant and Equipment	109,357,638	104,577,573
Less Accumulated Depreciation	74,478,555	68,186,857
Net Property, Plant & Equipment	34,879,083	36,390,716

TOTAL ASSETS	$117,690,508	$120,436,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,698,883	$3,458,976
Accounts Payable	1,186,665	1,154,791
Other Accrued Taxes	204,140	187,220
Financial Derivative Instruments	—	92,658
Deferred Compensation	195,375	670,533
Accrued Compensation	679,158	612,216
Other Accrued Liabilities	1,396,494	1,268,186
Total Current Liabilities	7,360,715	7,444,580

LONG-TERM DEBT, Less Current Portion	39,809,171	43,334,883

NONCURRENT LIABILITIES:
Loan Guarantees	453,329	480,534
Deferred Income Taxes	14,142,484	13,476,518
Other Accrued Liabilities	64,217	86,937
Financial Derivative Instruments	1,243,183	2,038,519
Deferred Compensation	933,488	1,128,863
Total Noncurrent Liabilities	16,836,701	17,211,371

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(814,234)	(1,700,173)
Retained Earnings	45,972,430	45,620,217
Total Stockholders’ Equity	53,683,921	52,445,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,690,508	$120,436,603

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,027,523	$2,050,605	$1,642,828
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,049,414	9,538,864	9,455,416
(Gain) Loss on Sale of Equity Investments	4,796	(4,338)	(1,045,599)
Loss on Disposal of Assets	—	—	15,597
Undistributed Earnings of Hector Investment	(689,798)	(637,025)	(706,715)
Undistributed Earnings of Other Equity Investment	(228,168)	(250,243)	49,593
Noncash Patronage Refund	(179,057)	(179,703)	(194,711)
Distributions from Equity Investments	200,000	200,000	235,251
Loss on Settlement of HTC Escrow	—	—	506,993
Changes in Assets and Liabilities:
Receivables	(768,365)	36,062	644,932
Income Taxes Receivable	(82,637)	2,270,454	(2,355,719)
Inventories	(238,789)	(388,446)	(163,629)
Prepaid Expenses	(108,219)	(90,207)	102,674
Deferred Charges	53,087	23,922	30,834
Accounts Payable	(565,928)	(557,210)	1,029,782
Accrued Income Taxes	—	—	(1,570,860)
Other Accrued Taxes	16,920	(712)	1,258
Other Accrued Liabilities	172,530	230,732	(688,505)
Deferred Income Tax	661,557	(421,512)	272,348
Deferred Compensation	(670,533)	(693,841)	(914,338)
Net Cash Provided by Operating Activities	8,654,333	11,127,402	6,347,430
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,824,204)	(5,026,623)	(5,540,308)
Proceeds from Sale of Equity Investments	—	4,338	1,890,000
Acquisition of Glencoe CATV System	—	(1,600,000)	—
Proceeds on Settlement of HTC Escrow	—	—	651,419
Other, Net	(42,000)	(42,000)	(282,000)
Net Cash Used in Investing Activities	(4,866,204)	(6,664,285)	(3,280,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,685,805)	(2,957,965)	(2,419,004)
Issuance of Long-Term Debt	400,000	—	400,000
Dividends Paid	(1,675,310)	(1,636,939)	(1,841,557)
Net Cash Used in Financing Activities	(4,961,115)	(4,594,904)	(3,860,561)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,172,986)	(131,787)	(794,020)

CASH AND CASH EQUIVALENTS at Beginning of Period	2,394,703	2,526,490	3,320,510

CASH AND CASH EQUIVALENTS at End of Period	$1,221,717	$2,394,703	$2,526,490

Supplemental cash flow information:
Cash paid for interest	$2,354,014	$2,702,339	$2,807,179
Net cash (received) paid for income taxes	$925,000	$(747,056)	$5,587,231

Certain historical numbers have been changed to conform to the current year’s presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2008	5,115,435	8,525,725	(2,229,103)	45,405,280	51,701,902

Net Income				1,642,828	1,642,828
Dividends				(1,841,557)	(1,841,557)
Unrealized Gains of Equity Method Investee			175,900		175,900
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			201,468		201,468
BALANCE on December 31, 2009	5,115,435	8,525,725	(1,851,735)	45,206,551	51,880,541

Net Income				2,050,605	2,050,605
Dividends				(1,636,939)	(1,636,939)
Unrealized Gains of Equity Method Investee			208,007		208,007
Unrealized Losses on Interest Rate Swaps, Net of Deferred Income Taxes			(56,445)		(56,445)
BALANCE on December 31, 2010	5,115,435	$8,525,725	$(1,700,173)	$45,620,217	$52,445,769

Net Income				2,027,523	2,027,523
Dividends				(1,675,310)	(1,675,310)
Unrealized Gains of Equity Method Investee			357,316		357,316
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			528,623		528,623
BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of NU Telecom conform with GAAP and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on stockholders’ investments).

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

Accounts Receivables

As of December 31, 2011 and 2010, our consolidated accounts receivables totaled $2,430,589 and $1,662,224, net of the allowance for doubtful accounts. We believe our accounts receivable as of December 31, 2011, are recorded at their fair value. As there may be exposure or risk with accounts receivable, we routinely monitor our accounts receivable and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of accounts receivable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness, and concentrations of credit risk. Specific accounts receivable are written off once we determine the account is uncollectible. The allowance for doubtful accounts was $300,000 and $794,637 as of December 31, 2011 and 2010.

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2011 and December 31, 2010 was $1,946,831 and $1,708,042.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2011 and 2010, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out (FIFO) method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps”. Our swap agreements were determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the three year period ended December 31, 2011.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. In addition, we have determined that our HTC trade name intangible asset no longer has an indefinite life due to our re-branding initiatives. We have determined that the HTC trade name will be amortized over three years, beginning in 2010, as the re-branding initiatives are completed. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 4 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $29,707,100 as of December 31, 2011 and 2010. As of December 31, 2011 and 2010 we completed our annual impairment tests for acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2011 and 2010.

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

Other Financial Instruments

Equity Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2011. We believe the carrying value of our investments is not impaired.

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

Off-Balance Sheet Arrangements/Contingent Commitments

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity, or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $209,580, $220,474 and $205,665 in 2011, 2010 and 2009.

Interest During Construction

We include an average cost of debt for the construction of plant in our communications plant accounts.

Income Taxes

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change in deferred tax assets and liabilities during the period.

GAAP requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding income taxes.

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

Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (FASB) issued new guidance regarding the qualitative testing of goodwill. The intent of this guidance was to simplify how entities, both public and nonpublic, test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This qualitative assessment can be bypassed in any period in the event the entity wants to proceed directly to performing the first step of the legacy two-step goodwill impairment test. This new guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. Our adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, FASB issued new guidance regarding the presentation of comprehensive income. The guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our adoption of this guidance has not had a material impact on our financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between United States GAAP and International Financial Reporting Standards pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment became effective for annual periods beginning after December 15, 2011. Our adoption of this guidance has not a material impact on our disclosures.

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

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010, include the following:

	2011	2010

Telecommunications Plant:
Land	$446,575	$422,575
Buildings	6,905,087	6,589,126
Other Support Assets	9,142,961	8,668,382
Central Office and Circuit Equipment	36,641,453	35,130,731
Cable and Wire Facilities	40,339,563	39,803,041
Other Plant and Equipment	394,323	394,323
Plant Under Construction	111,673	375,978
	93,981,635	91,384,156

Other Property	6,769,814	5,777,342
Video Plant	8,606,189	7,416,075

Total Property, Plant and Equipment	$109,357,638	$104,577,573

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $6,933,640, $7,427,957 and $7,615,944 in 2011, 2010 and 2009. The composite depreciation rates on communications plant and equipment for the three years ended December 31, 2011, 2010 and 2009 were 6.4%, 7.1% and 7.7%. Other property is depreciated over estimated useful lives of three to fifteen years.

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

Acquisition of Hutchinson Telephone Company

On January 4, 2008 we completed the acquisition of HTC. Under the Merger Agreement, approximately $72.0 million was distributed to former stockholders of HTC. An additional $5.7 million was placed in an escrow account primarily (i) to cover working capital adjustments from the January 4, 2008 closing date balance sheet and (ii) to provide us indemnification for the representations and warranties of HTC in the Merger Agreement, 15 months from closing.

In April, 2009 we informed the escrow agent and the Stockholder Representative that we were claiming a $1,158,412 working capital true-up that we requested under the Merger Agreement in January, 2008 plus interest. We made no other claims on the escrow account balance. On October 29, 2009 NU Telecom and the Stockholder Representative agreed to settle the $1,158,412 through a payment to us of $651,419 from the escrow account and to agree to dismiss the pending court and arbitration proceedings related to this matter. Final documentation was subsequently completed in November, 2009. The loss of $506,993 was reflected in the 2009 financial statements.

At the time of the purchase, our trade name intangible asset was originally determined to have an indefinite life and was not subject to amortization. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the re-branding of HTC’s products and services. We have determined that the HTC trade name will be amortized over three years, beginning in 2010, as the re-branding initiatives are completed. We cannot deduct the goodwill on this transaction for income tax purposes.

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

NOTE 4 – GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $29,707,100 at December 31, 2011 and 2010.

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

In 2011, 2010 and 2009, we engaged an independent valuation firm to complete our annual impairment testing for goodwill. For 2011, 2010 and 2009, the testing resulted in no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipates that this rebranding process would take approximately three years to complete. Amortization expense was $2,076,753, $2,071,831 and $1,800,242 for 2011, 2010 and 2009. Amortization expense for the next five years is estimated to be:

2012	2,076,671
2013	1,649,992
2014	1,649,992
2015	1,649,992
2016	1,648,505

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		December 31, 2011		December 31, 2010
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$5,522,504	$19,378,445	$4,139,070
Regulatory Rights	15 yrs	4,000,000	1,066,659	4,000,000	799,994
Non-Competition Agreement	5 yrs	800,000	639,988	800,000	480,000
Trade Name	3 yrs	800,000	533,333	800,000	266,667
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$27,978,445	$7,762,484	$27,978,445	$5,685,731

Net Identified Intangible Assets			$20,215,961		$22,292,714

NOTE 5 – LONG-TERM DEBT

Substantially all of our assets are pledged as security for our long-term debt under loan agreements with CoBank, ACB. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2014.

The security and loan agreements underlying the CoBank, ACB notes contain restrictions on distributions to stockholders and investment in or loans to others. In addition, we are required to maintain financial ratios for total leverage, equity to total assets and debt service.

Secured Credit Facility:

We have a credit facility with CoBank, ACB. Under the credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and entered into promissory notes on the following terms:

MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $5,923,171 on this revolving note as of December 31, 2011.

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

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2011.

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

The loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

Long-term debt is as follows:

	2011	2010

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $250,000, plus a notional variable rate of interest through December 31, 2014.	$12,750,000	$13,500,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	5,923,171	6,000,000

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010 - refer to “Secured Credit Facility” for description of summary of installments due), plus a notional variable rate of interest through December 31, 2014.	24,824,000	27,262,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, with a notional variable rate of interest through December 31, 2014.	—	—

Unsecured ten-year note with the City of Redwood Falls payable semi-annually (beginning in 2002), at a fixed 5% interest rate maturing on January 1, 2012.	10,883	31,859
	43,508,054	46,793,859
Less: Amount due within one year	3,698,883	3,458,976
Total Long Term Debt	$39,809,171	$43,334,883

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. As of December 31, 2011 and 2010 we were in compliance with the financial ratios in our loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million at a weighted average rate of 5.52%, as of December 31, 2011. The additional $7.5 million of outstanding debt remains subject to variable interest rates, at an effective weighted average interest rate of 2.32%, as of December 31, 2011.

Required principal payments are as follows:

2012	$3,698,883
2013	$3,438,000
2014	$36,371,171
2015	$0
2016	$0

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

To meet this objective, we entered into Interest Rate Swap Agreements with CoBank, ACB. Under these Interest Rate Swap Agreements and subsequent swaps that each covers a specified notional dollar amount, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of these interest rate swaps, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of December 31, 2011 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.26% (LIBOR Rate of 3.26% plus 2.00% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

(1) As described in Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on From 10-K, each note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.00% or 2.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under GAAP. We have reflected the effect of these hedging transactions in the financial statements. As of December 31, 2011 we recognized an unrealized gain, net of tax, of $528,623. As of December 31, 2010 we recognized an unrealized loss, net of tax, of $56,445. As of December 31, 2009 we recognized an unrealized gain, net of tax, of $201,468. The unrealized gains and loss were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties. At December 31, 2011, the fair value loss on the swaps was $1,243,183, which has been recorded net of deferred tax benefit of $503,116, for the $740,067 in other comprehensive loss. At December 31, 2010, the fair value loss on the swaps was $2,131,177, which has been recorded net of deferred tax benefit of $862,487, for the $1,268,690 in other comprehensive loss. At December 31, 2009, the fair value loss on the swaps was $2,036,361, which has been recorded net of deferred tax benefit of $824,116, for the $1,212,245 in other comprehensive loss.

NOTE 7 – INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2011	2010	2009
Taxes currently payable
Federal	$402,617	$1,005,675	$1,042,589
State	439,743	517,726	600,618
Deferred Income Taxes	661,557	(421,512)	272,348

Total Income Tax Expense	$1,503,917	$1,101,889	$1,915,555

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance Beginning of Year	$36,317	$200,603
Gross Increases
Prior Period Tax Positions	—	—
Gross Decreases
Prior Period Tax Positions	(36,317)	(164,286)
Settlements	—	—
Balance at End of Year	$—	$36,317

Included in the balance as of December 31, 2010, are unrecognized tax benefits related to positions taken on state income tax return filings.

We have no unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the effective tax rate. As of December 31, 2010 we had $21,142 of unrecognized tax benefits, net of a federal tax benefit of $15,175, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2007 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. The Internal Revenue Service examined our 2006 and 2007 Federal tax returns. The examination of these returns was completed in the second quarter of 2009. The examination resulted in approximately $173,000 of additional tax expense in 2009. On April 29, 2010, the Minnesota Department of Revenue completed its audit of our state tax returns for the years 2006, 2007 and 2008. Following the completion of that audit, we recognized approximately $124,000 in net tax benefits in April 2010 to reduce our accrual for unrecognized tax positions related to gains on our MWH investment sold in 2006. The above mentioned tax examination also resulted in an additional state tax liability of $22,944, including interest. As of December 31, 2011 we had no interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2011	2010	2009

Statutory Tax Rate	35.00%	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	7.18	6.39	8.72
Loss on Escrow	—	—	4.84
Uncertain Tax Positions	(0.82)	(3.94)	—
IRS Examination	—	—	2.82
Other, Net	2.23	(1.50)	3.45
Effective tax rate	42.59%	34.95%	53.83%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2011	2010
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(586,849)	$(589,605)
Deferred Compensation	(78,742)	(270,245)
Other	(241,761)	(386,790)
Total Current Deferred Tax Asset	(907,352)	(1,246,640)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	6,346,089	5,672,800
Intangible Assets	6,770,867	7,488,462
Unrealized Losses on Interest Rate Swaps	(501,040)	(858,928)
Deferred Compensation	(376,224)	(454,966)
Partnership Basis	1,902,792	1,584,517
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	14,142,484	13,431,885
Unrecognized Tax Benefit	—	36,317
Accrued interest on Unrecognized Tax Benefit	—	8,316
Total Deferred Tax Liabilities Long-Term	14,142,484	13,476,518

Net Deferred Tax Liability	$13,235,132	$12,229,878

NOTE 8 – RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $405,688, $297,893 and $186,396 in 2011, 2010 and 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2011.

Our capital budget for 2012 is approximately $5,500,000 and will be financed through internally generated funds.

NOTE 10 – NONCASH INVESTING ACTIVITIES

Noncash investing activities included ($467,280), $130,522 and $343,327 during the years ended December 31, 2011, 2010 and 2009. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 11 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Page 6 – “Telecom Segment” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

On June 30, 2009 we entered into an Equity Securities Purchase Agreement with Iowa Telecom where we agreed to sell our ownership interests in SHAL Networks, Inc.; SHAL, LLC; Direct Communications, LLC and En-Tel Communications, LLC to Iowa Telecom. On September 24, 2009 we completed the sale of our ownership interests for approximately $1.9 million in cash and fiber facilities valued at $67,500, including specified customary adjustments. The sale of these equity investments resulted in a gain of $1,045,599 in the third quarter of 2009. The sale of these minority-owned investments allowed us to monetize non-core investments. In addition, this transaction released us approximately $5.7 million in loan guarantees to FRGC for loans to SHAL, LLC and En-Tel Communications, LLC. See Note 12 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding our guarantees.

NOTE 12 – GUARANTEES

On September 30, 2011 Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of December 31, 2011 we have recorded a liability of $453,329 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 13 – DEFERRED COMPENSATION

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Cash compensation over the next year includes deferred wages totaling $171,000. The difference between the recorded deferred compensation on the balance sheet and compensation to be paid over the next year is due to life-time employee benefits.

NOTE 14 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION

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

Our HCC investment consists of the following:

	2011	2010	2009
Equity Investment	$18,000,000	$18,000,000	$18,000,000
Cumulative Income	3,358,623	2,668,825	2,031,800
Cumulative Other Comprehensive Loss	(74,167)	(431,483)	(639,490)

Total	$21,284,456	$20,237,342	$19,392,310

The cumulative undistributed earnings from HCC were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance Beginning of Year	$2,668,825	$2,031,800	$1,325,085
Current Income	689,798	637,025	706,715
Current Distributions	—	—	—

Cumulative Undistributed Earnings	$3,358,623	$2,668,825	$2,031,800

The following table summarizes financial information of HCC as of the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Current Assets	$2,909,247	$4,531,183	$4,474,879
Noncurrent Assets	124,470,505	128,393,014	132,571,406
Current Liabilities	7,901,230	9,634,874	7,736,919
Noncurrent Liabilities	55,624,937	62,577,081	71,132,220
Stockholders’ Equity	63,853,585	60,712,242	58,177,146

Revenues	26,994,244	27,588,544	28,275,242
Operating Income	5,388,604	5,627,707	6,940,642
Net Income	2,069,395	1,911,075	2,120,145

The audited financial statements of HCC are included in this Annual Report on Form 10-K.

NOTE 15 – SEGMENT INFORMATION

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last three years.

NOTE 16 – UNAUDITED QUARTERLY OPERATING RESULTS

UNAUDITED QUARTERLY OPERATING RESULTS

	Quarter Ended

	March 31	June 30	September 30	December 31	Total
2011:
Revenues	$8,419,732	$8,227,857	$8,430,729	$8,193,133	$33,271,451
Operating Income	1,067,441	893,078	1,481,775	961,108	4,403,402
Net Income	676,169	303,016	706,328	342,010	2,027,523
Basic and Diluted Net Income per Share	$0.13	$0.06	$0.14	$0.07	$0.40

2010:
Revenues	$7,985,315	$7,676,778	$8,246,133	$8,427,439	$32,335,665
Operating Income	1,125,337	586,172	1,023,534	1,658,910	4,393,953
Net Income	671,695	143,134	330,780	904,996	2,050,605
Basic and Diluted Net Income per Share	$0.13	$0.03	$0.06	$0.18	$0.40

Certain historical numbers have been changed to conform to the current year’s presentation.

NOTE 17 – TRANSACTIONS WITH EQUITY METHOD INVESTMENTS

We receive and provide services to various partnerships and limited liability companies where we are an investor. Services received include digital video, special access and communications circuits. Services provided include Board of Director meeting attendance, labor, Internet help desk services, management services and labor. Cost of services we receive from affiliated parties may not be the same as the costs of such services had they been obtained from different parties.

Total revenues from transactions with affiliates were $1,754,869, $1,489,898, and $1,936,115 for 2011, 2010 and 2009. Total expenses from transactions with affiliates were $544,406, $401,267 and $626,855 for 2011, 2010 and 2009.

NOTE 18 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.0825 per share, payable on March 15, 2012 to stockholders of record at the close of business on March 9, 2012.

We have evaluated and disclosed subsequent events through the filing date of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND CHANGES IN INTERNAL CONTROLS

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2010 was remediated as of December 31, 2011. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures – Remediation of Material Weakness in Internal Control Structure Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2010 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2011, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2010 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2011, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2011, such remediation plans were successfully tested and the material weakness was deemed remediated.

Item 9B. Other Information

On March 21, 2012, the Company entered into amended employment agreements with its President and Chief Executive Officer, Bill D. Otis, and its Vice President and Chief Operating Officer, Barbara A.J. Bornhoft. In addition, the Company entered into a new employment agreement with its Chief Financial Officer and Treasurer, Mr. Curtis O. Kawlewski.

Under the amendment to his employment agreement, Mr. Otis, upon termination of his employment by the Company, without cause or by Mr. Otis for good reason, would receive 2.99 years of base salary at the annualized rate of pay at termination. Upon a change-in-control transaction, if the employment of Mr. Otis is terminated by the Company without cause or by Mr. Otis for good reason within 12 months of the change-incontrol transaction, Mr. Otis would receive a lump sum payment equal to 2.99 years of base salary at the annualized rate of pay at termination.

Under the amendment to her employment agreement, Ms. Bornhoft, upon termination of her employment by the Company without cause or by Ms. Bornhoft for good reason, would receive 24 months of base salary at the annualized rate of pay at termination. Upon a change-in-control transaction, if the employment of Ms. Bornhoft is terminated by the Company without cause or by Ms. Bornhoft for good reason within 12 months of the change-in-control transaction, Ms. Bornhoft would receive a lump sum payment equal to 24 months of base salary at the annualized rate of pay at termination.

Under the terms of his employment agreement, Mr. Kawlewski will receive an annual base salary of no less than $145,000 and will be eligible for incentive compensation under the New Ulm Telecom Management Incentive Plan in the form of an Annual Incentive Award. Upon termination of Mr. Kawlewski’s employment by the Company without cause or by Mr. Kawlewski for good reason, Mr. Kawlewski would receive 12 months of base salary at the annualized rate of pay at termination. Upon a change-in-control transaction, if Mr. Kawlewski is terminated by the Company, without cause or by Mr. Kawlewski for good reason within 12 months of the change-in-control transaction, Mr. Kawlewski would receive a lump sum payment equal to 12 months of base salary at the annualized rate of pay at termination.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 31, 2012 (“Proxy Statement”), are incorporated by reference into this Form 10-K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2011, the last day of the Company fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2012 Proxy Statement and is incorporated by reference. Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Items 405, (d)(4) and (d)(5) of Regulation S-K, is contained under “Section 16(a) Beneficial Ownership Reporting Compliance,” and “The Board of Directors and Committees – Audit Committee” in the 2012 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3).

We have adopted a code of conduct that applies to all officers, directors and employees. This code of conduct is available on our Website at www.nutelecom.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced Website.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2012 Proxy Statement and is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is not required because the Company is a smaller reporting company.

Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Beneficial Owners and Management” in our 2012 Proxy Statement and is incorporated by reference.

At December 31, 2011, we did maintain any equity compensation plans as described in Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” receptively in the 2012 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information relating to principal accounting fees and services required by Item 9(e) of Regulation 14A is set forth under “Proposal 2- Ratification of Olsen Thielen & Co, Inc. as the Company’s Independent Registered Public Accounting Firm” – “Fees Billed and Paid to Independent Registered Public Accounting Firm, – “Audit Fees,” – “Audit-Related Fees,” – “Tax Fees,” – “All Other Fees,” and – “Audit Committee Pre-Approval Policy for Services of Independent Registered Public Accounting Firm,” in the Proxy Statement and incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:

		Pages
	Report of Independent Registered Public Accounting Firm	50

	Consolidated Statements of Income for the Three Years Ended December 31, 2011, 2010, and 2009	51

	Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2011, 2010, and 2009	52

	Consolidated Balance Sheets as of December 31, 2011 and 2010	53-54

	Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011, 2010, and 2009	55

	Consolidated Statements of Stockholders’ Equity for the Three Years Ended Ended December 31, 2011, 2010, and 2009	56

	Notes to Consolidated Financial Statements	57-74

(a) 2.	Consolidated Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	79

	Schedule II – Valuation and Qualifying Accounts	80
	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	See “Index to Exhibits”

(b)

Separate financial statements of HCC a 50 percent or less owned equity method investment, are included as part of this report because this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09

		81-98

(c)	Exhibits Required

	See “Index to Exhibits”	100-101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
New Ulm Telecom, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 26, 2012 also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K for the year ended December 31, 2011. This financial statement schedule is the responsibility of the Company’s Management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 26, 2012

Schedule II – Valuation and Qualifying Accounts

Allowance for Uncollectible Accounts

	1/1/11 Beginning Balance	2011 Additions	2011 Recoveries	2011 Write- Offs	12/31/11 Ending Balance

Customers	$296,930	$308,615	$6,213	$(465,758)	$146,000
IXCs	497,707	(65,997)	14,047	(291,757)	154,000

Total	$794,637	$242,618	$20,260	$(757,515)	$300,000

HECTOR COMMUNICATIONS CORPORATION

Consolidated Financial Statements

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Hector Communications Corporation
New Ulm, Minnesota

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
February 29, 2012

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$155,289	$52,615
Accounts receivable (net of allowance of $15,942 and $13,761)	1,734,420	1,678,218
Income taxes receivable	—	1,078,493
Materials, supplies and inventories (Note 1)	629,675	724,159
Deferred income taxes (Note 6)	190,011	845,447
Other current assets	199,852	152,251
Total current assets	2,909,247	4,531,183

PROPERTY, PLANT AND EQUIPMENT: (Notes 1 and 2)	58,117,746	56,140,911
less accumulated depreciation	(28,625,634)	(25,276,587)
Net property, plant and equipment	29,492,112	30,864,324

OTHER ASSETS:
Excess of cost over net assets acquired (Note 3)	60,191,264	60,191,264
Other intangibles (Note 3)	26,311,000	29,415,600
Investment in unconsolidated affiliates (Note 4)	4,296,400	3,788,225
Other investments (Notes 1, 5 and 7)	3,932,958	3,750,581
Other assets (Note 1)	246,771	383,020
Total other assets	94,978,393	97,528,690
TOTAL ASSETS	$127,379,752	$132,924,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt (Note 7)	$5,700,000	$5,300,000
Accounts payable	653,896	991,692
Payable to affiliates	214,015	248,734
Accrued expenses	1,144,396	1,476,687
Fair Value of Interest Rate Swaps (Note 8)	—	1,617,761
Income taxes payable	188,923	—
Total current liabilities	7,901,230	9,634,874

Long-Term Debt, less current portion (Note 7)	40,988,204	47,664,745
Deferred Income Taxes (Note 6)	14,233,474	14,509,104
Deferred Compensation (Note 9)	403,259	403,232
Total liabilities	55,624,937	62,577,081
STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 1,000,000 shares authorized; 900,000 shares issued and outstanding	9,000	9,000
Paid in Capital	53,991,000	53,991,000
Retained Earnings	10,076,086	8,006,691
Accumulated other comprehensive losses	(222,501)	(1,294,449)
Total Stockholders’ Equity	63,853,585	60,712,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,379,752	$132,924,197

The accompanying notes are an integral part of the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
REVENUES:
Voice services	$16,380,256	$17,208,678	$18,170,372
Video services	2,880,788	2,715,212	2,622,972
Internet services	5,614,103	5,470,293	5,233,726
Other nonregulated services	2,119,097	2,194,361	2,248,172
Total revenues	26,994,244	27,588,544	28,275,242

COSTS AND EXPENSES:
Plant operations, excluding depreciation	6,056,753	5,920,260	6,405,189
Customer operations	1,462,425	1,507,553	1,472,494
General and administrative	2,056,001	2,084,320	1,610,310
Depreciation and amortization	8,885,629	9,555,923	9,252,239
Other operating expenses	3,144,832	2,892,781	2,594,368
Total costs and expenses	21,605,640	21,960,837	21,334,600

OPERATING INCOME	5,388,604	5,627,707	6,940,642

OTHER INCOME (EXPENSE):
Interest expense	(2,757,156)	(3,116,746)	(3,710,903)
Interest and dividend income	279,880	235,767	225,611
Income from investments in unconsolidated affiliates (Note 4)	648,003	404,347	156,564
Gain (loss) on sale of assets	(4,936)	—	18,232
Other income (expense), net	(1,834,209)	(2,476,632)	(3,310,496)

INCOME BEFORE INCOME TAXES	3,554,395	3,151,075	3,630,146

INCOME TAX EXPENSE (Note 6)	1,485,000	1,240,000	1,510,001

NET INCOME	$2,069,395	$1,911,075	$2,120,145

BASIC AND DILUTED NET INCOME PER SHARE	$2.30	$2.12	$2.36

The accompanying notes are an integral part of the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Net income	$2,069,395	$1,911,075	$2,120,145

Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities	168,808	(23,636)	(77,856)
Income tax benefit (expense) related to unrealized holding gain (loss) on marketable securities	(67,523)	9,454	31,142
Unrealized gain (loss) on interest rate swap agreement	1,617,761	1,063,666	966,821
Income tax benefit (expense) related to unrealized loss on interest rate swap agreement	(647,098)	(425,463)	(392,409)
Other comprehensive income (loss)	1,071,948	624,021	527,698

Comprehensive income (loss)	$3,141,343	$2,535,096	$2,647,843

The accompanying notes are an integral part of the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

BALANCE at December 31, 2008	$9,000	$53,991,000	$3,975,471	$(2,446,168)	$55,529,303

Net Income			2,120,145		2,120,145
Change in unrealized losses on marketable securites, net of deferred taxes				(46,714)	(46,714)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				574,412	574,412

BALANCE at December 31, 2009	9,000	53,991,000	6,095,616	(1,918,470)	58,177,146

Net Income			1,911,075		1,911,075
Change in unrealized losses on marketable securites, net of deferred taxes				(14,182)	(14,182)
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				638,203	638,203

BALANCE at December 31, 2010	9,000	53,991,000	8,006,691	(1,294,449)	60,712,242

Net Income			2,069,395		2,069,395
Change in unrealized losses on marketable securites, net of deferred taxes				101,285	101,285
Change in unrealized losses on interest rate swap agreement, net of deferred taxes				970,663	970,663

BALANCE at December 31, 2011	$9,000	$53,991,000	$10,076,086	$(222,501)	$63,853,585

The accompanying notes are an integral part of the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$2,069,395	$1,911,075	$2,120,145
Adjustments to reconcile net income to net Cash provided by operating activities:
Depreciation and amortization	9,020,233	9,690,527	9,386,843
Income from unconsolidated affiliates	(648,003)	(404,347)	(156,564)
Cash distributions from unconsolidated affiliates	139,828	151,000	105,321
(Gain) loss on sale of assets	4,936	—	(18,232)
Noncash patronage refund	(131,293)	(146,610)	(159,717)
Changes in assets and liabilities:
Accounts receivable	(56,202)	257,790	273,609
Income Tax Receivable	1,078,493	(924,972)	(153,521)
Materials, supplies and inventories	94,484	(114,543)	(30,365)
Other current assets	(47,601)	(30,417)	(16,817)
Accounts payable	(372,515)	(125,105)	500,253
Accrued expenses	(332,293)	5,299	(63,875)
Income taxes payable	188,923	—	(1,961,676)
Deferred taxes	(334,815)	(311,216)	(874,061)
Deferred compensation	27	(27)	(441,749)

Net cash provided by operating activities	10,673,597	9,958,454	8,509,594

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,408,816)	(5,424,661)	(5,758,244)
Purchases of investments	(5,996)	(5,354)	(21,531)
Change in other assets	1,645	—	—
Proceeds from sales of investments	118,785	294,201	757,674

Net cash used in investing activities	(4,294,382)	(5,135,814)	(5,022,101)

Cash Flows from Financing Activities:
Repayment of notes payable and long-term debt	(6,276,541)	(6,185,285)	(6,679,917)
Proceeds from issuance of long-term debt	—	—	1,380,222

Net cash used in financing activities	(6,276,541)	(6,185,285)	(5,299,695)

Net Increase (Decrease) in Cash and Cash Equivalents	102,674	(1,362,645)	(1,812,202)

Cash and Cash Equivalents at Beginning of Period	52,615	1,415,260	3,227,462

Cash and Cash Equivalents at End of Period	$155,289	$52,615	$1,415,260

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,310,064	$3,415,374	$4,123,690
Income taxes paid during the period	552,399	2,476,118	4,499,258

The accompanying notes are an integral part of the consolidated financial statements.

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

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2011, the Company’s subsidiaries provided telephone service to 23,301 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 4,987 subscribers in Minnesota. The company also provides internet service to 12,649 subscribers in their service area. The Company is also an investor in partnerships and corporations providing other telecommunications related services.

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

Subsequent Events: In preparing these financial statements, the Company has evaluated for recognition or disclosure the events or transactions that occurred through February 29, 2012, the date the financial statements were available to be issued.

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

The company reviews income tax positions taken or expected to be taken in income tax returns to determine if there are any income tax uncertainties. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by taxing authorities, based on the technical merits of the positions. For any uncertain tax position, the tax benefit recognized is measured at the largest amount of the benefit that carries a greater than 50% likelihood of being realized upon settlement. The Company’s federal and state income tax returns are open to examination for tax years 2008 through 2010. There is a state income tax audit in process for 2006 through 2008.

The Company’s unrecognized tax benefits are discussed at Note 6.

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

In October 2011, the FCC approved an order on Intercarrier Compensation and Universal Service Fund (USF) reform and announced the issuance of a Further Notice of Proposed Rulemaking on long-term USF reform and transition timing. The Company will be required to reduce carrier access rates. The order also requires local service rate benchmarks for high cost support eligibility to prevent USF from supporting artificially low end user rates. In addition, the order and Proposed Rulemaking outline caps on capital expenditures and operating expenses recoverable from the Universal Service Fund.

Materials, supplies and inventories: Materials, supplies and inventories are valued at the lower of average cost or market.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method based on estimated service or remaining useful lives of the various classes of depreciable assets. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of telecommunications property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation. Any gains or losses on non-telecommunications property and equipment retirements are reflected in the current year operations. The Company reviews long lived assets for impairment if certain events or changes in circumstances indicate that impairment may exist. The Company has not recorded any impairment losses on property, plant and equipment for the years ended December 31, 2011, 2010 or 2009.

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

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosures about fair value of financial instruments (Continued): The fair value of the Company’s other financial instruments approximate carrying value except for long-term investments in other companies. Other long-term investments are not intended for resale and are not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. The fair value of the Company’s debt approximates carrying value.

Reclassifications: Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation. This reclassification had no effect on net income or stockholders’ equity for either period.

Recently Issued Accounting Principles: In June, 2011 the Financial Accounting Standards Board (FASB) issued new guidance regarding the presentation of comprehensive income. The guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We currently provide this information in two separate statements. The adoption of this guidance is not expected to have an impact on our financial statements.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	Dec 31, 2011	Dec 31, 2010
Land		$414,052	$414,052
Buildings	5-40 years	3,873,995	3,809,302
Machinery and equipment	3-15 years	1,021,380	951,940
Furniture and fixtures	5-10 years	400,343	353,185
Telephone plant	5-33 years	48,853,983	47,401,829
Cable television plant	10-15 years	3,512,812	2,986,785
Construction in progress		41,183	223,818
		58,117,748	56,140,911
Less accumulated depreciation		(28,625,634)	(25,276,587)
		$29,492,114	$30,864,324

Depreciation expense included in costs and expenses from operations was $5,781,029, $6,451,323 and $6,152,640 for the years ended December 31, 2011, 2010 and 2009.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

Under generally accepted accounting principles, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value. In 2011, 2010 and 2009, the Company engaged an independent valuation firm to complete its annual impairment test for goodwill acquired. Such testing resulted in no impairment charge to goodwill, as the determined fair value was sufficient to pass the first step of the impairment test.

The components of the Company’s identified intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definitely Lived Intangibles:
Customer Relationships - 11.58 Yr Life	$31,125,000	$(13,686,560)	$31,125,000	$(10,968,248)
Regulatory Rights - 13.61 Yr Life	5,193,000	(1,931,440)	5,193,000	(1,545,152)
Indefinitely Lived Intangibles
Trade name	5,611,000	—	5,611,000	—
Totals	$41,929,000	$(15,618,000)	$41,929,000	$(12,513,400)
Net Identified Intangible Assets		$26,311,000		$29,415,600

Amortization expense of definitely lived intangible assets was $3,104,600 for the years ended December 31, 2011 and 2010 and $3,099,600 for the year ended December 31, 2009. Amortization expense for the next five years is estimated at $3,104,600 annually.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural telephone companies in several partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, investment at December 31, 2011 and 2010 and income or loss from these investments for the years ended December 31, 2011, 2010 and 2009.

	Ownership Interest	Book Value at December 31, 2011	Book Value at December 31, 2010	Income (Loss) 2011	Income (Loss) 2010	Income (Loss) 2009

Broadband Visions	16.2%	$932,309	$851,956	$80,353	$64,163	$(68,767)
Communications Mgmt Grp	6.5%	1,030,012	702,566	346,800	161,679	99,027
Pinnacle Publishing, LLC	7.9%	—	—	—	—	51,972
NW Minnesota Spec Access	5.3%	13,431	13,081	350	2,146	11,396
702 Communications	18.1%	1,695,200	1,576,538	209,136	154,615	9,003
West Central Transport Group	5.0%	181,508	199,172	12,336	25,828	46,888
Midwest AWS Limited Partners	14.2%	234,095	235,067	(972)	(3,531)	7,212
SkyCom 700 mhz LLC	7.6%	209,845	209,845	—	(553)	(167)

		$4,296,400	$3,788,225	$648,003	$404,347	$156,564

In 2009, the Company received $706,595 in cash for its ownership of Pinnacle Publishing, LLC. The proceeds exceeded the investment of $688,423 by $18,172, which was recorded as a gain in 2009.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Summarized financial information for all unconsolidated affiliates as of December 31, 2011 and 2010 and for the years then ended is as follows:

	2011	2010

Revenue	$44,057,676	$35,984,348
Operating Income	10,026,160	6,469,594
Net Income	7,186,228	4,454,361
Total Assets	46,837,714	41,345,723
Total Liabilities	7,875,188	8,002,386
Total Equity	38,966,578	33,343,337

NOTE 5 - MARKETABLE SECURITIES

The Company holds investments in marketable securities that are classified as non-current other investments. Marketable securities consist of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2011 and 2010. The cost and fair value of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011	$1,263,806	$101,062	$471,900	$892,968
December 31, 2010	$1,263,806	$60,954	$600,600	$724,160

The following table shows the Company’s investments’ gross unrealized losses, fair value, and the length of time that individual security have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	2011
	12 Month or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$600,600	$(471,900)	$600,600	$(471,900)

	2010
	12 Month or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity Securities	$471,900	$(600,600)	$471,900	$(600,600)

The investment security in an unrealized loss position is traded on the over-the-counter bulletin board market. The unrealized losses on the Company’s investment in this equity security is considered to be a reflection of current economic conditions in the United States and global economy over the past four years which have placed unwarranted downward pressure on the investment’s stock price, and that price is not believed to be directly correlated with the net worth of the investment’s stock value. In addition, the Company also believes that there has been no deterioration in the financial condition or overall fundamentals of the individual security held. The Company has the intent and ability to hold this security until the unrealized losses are recovered. Based on this analysis, the Company has concluded that this investment is not other-than-temporarily impaired at December 31, 2011.

Realized gains on the sales of securities are based on the book value of the securities sold using the specific identification method. There were no marketable security sales in 2011, 2010 or 2009.

As of December 31, 2011 and 2010, the amount of unrealized loss on available-for-sale securities included in accumulated other comprehensive income (loss) included in stockholders’ equity was $370,871 and $539,679, net of deferred tax benefits of $148,369 and $215,892 respectively.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

Hector Communications Corporation and its subsidiaries file a consolidated tax return. Income tax expenses (benefits) were as follows:

	2011	2010	2009
Currently payable taxes:
Federal	$1,180,268	$922,898	$1,598,767
State	639,547	628,318	785,294
	1,819,815	1,551,216	2,384,061
Deferred income tax	(334,815)	(311,216)	(874,061)
	$1,485,000	$1,240,000	$1,510,000

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010

Balance at Beginning of Year	$130,707	$—
Gross Increases:
Prior Period Tax Position	82,472	—
Reclassification	—	130,707

Balance at End of Year	$213,179	$130,707

Included in the balance as of December 31, 2011, are unrecognized tax benefits related to positions taken on state income tax return filings.

Deferred tax liabilities and assets as of December 31 related to the following:

	2011	2010

Deferred tax liabilities:
Accelerated depreciation	$5,484,764	$4,789,174
Intangibles	8,377,338	9,550,299
Partnership and LLC investments	376,870	321,507
Uncertain Tax Position	213,179	130,707
	14,452,151	14,660,980
Deferred tax assets:
Deferred compensation	158,380	158,380
Accrued expenses	190,011	210,029
Interest rate swaps	—	635,418
Other	60,297	124,203
	408,688	1,128,030

	$14,043,463	$13,532,950

Presented on the balance sheet as:

Current deferred tax asset	$(190,011)	$(845,447)
Non current deferred tax liability	14,233,474	14,509,104

Net deferred tax	$14,043,463	$13,663,657

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

The provision for income taxes varied from the federal statutory tax rate as follows:

	2011	2010	2009

Tax at U.S. statutory Rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal benefit	7.5	6.9	8.6
Other	0.3	(1.5)	(1.0)
Effective tax rate	41.8%	39.4%	41.6%

NOTE 7 - LONG-TERM DEBT

The Company’s long-term debt is as follows:

	December 31, 2011	December 31, 2010

CoBank:
Term loan facility	$46,265,000	$51,565,000
Revolving credit facility	408,231	1,339,854
RDUP:
Rural economic development loan	14,973	59,891
Total	46,688,204	52,964,745
Less current portion	5,700,000	5,300,000
	$40,988,204	$47,664,745

The Term Loan Facility payable to CoBank by the Company was the main vehicle to finance the acquisition by HAC. Principal payments on this facility were deferred for one year and began in December 2007. Principal payments will be due quarterly until September 30, 2013 when the remaining balance of $37,565,000 is due. Interest is payable quarterly at a variable rate plus the LIBOR margin rate (2.25%, 2.31% and 2.56% at December 31, 2011, 2010 and 2009). The LIBOR margin rate which can range from .75% to 3.0% will increase or decrease based on how the Company’s “leverage ratio” increases or decreases as defined in the loan agreement. As mentioned in Note 8, the Company had effectively fixed the interest rates and payments on $51,000,000 of this debt through interest rate swap agreements which all expired in 2011. CoBank syndicated $25,000,000 of the original term loan facility to other financial institutions, but remains the administrative agent for the loan.

The Company also has available a Revolving Credit Facility payable to CoBank which is payable in full on November 3, 2013. This revolving credit facility allows the Company to borrow up to $10,000,000 of which $9,591,769 is available on December 31, 2011. Interest is payable quarterly at a variable rate (4.25% at December 31, 2011).

The RDUP economic development loan consists of a non-interest bearing note payable to the RDUP in equal monthly payments of $3,743. The loan was made to one of the Company’s subsidiaries. This loan matures in 2012. Proceeds from the loan were lent to a city in the subsidiaries’ service territory under identical repayment terms.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. The Company’s investment in CoBank stock was $2,610,768 and $2,550,214 as of December 31, 2011 and 2010.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds receivable included in accounts receivable were $336,986 and $396,421 at December 31, 2011 and 2010. Approximately 65% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company recorded patronage refunds of $315,689 and $396,421 for the years ending December 31, 2011 and 2010. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure the CoBank loans.

The security and loan agreements underlying the CoBank notes contain certain restrictions on distributions to stockholders, capital additions and investments in or loans to others. In addition, the Company is required to maintain certain financial ratios relating to leverage, debt service and interest coverage, and equity to total assets. The Company was in compliance with these covenants at December 31, 2011 and 2010.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2012	$5,700,000
2013	40,988,204

NOTE 8 - INTEREST RATE SWAP

The Company assessed interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that would adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company used variable-rate debt to finance its capital expenditures and acquisitions. The variable-rate debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company and its primary lender, CoBank, believed it was prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company had entered into interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company paid a fixed contractual interest rate plus an additional payment if the variable rate (LIBOR) payment was below a contractual rate, or it received a payment if the variable rate payment was above the contractual rate.

In 2006, the Company entered into a swap for a notional amount of $38,000,000 delivered November 2006. The term was 3 years and the fixed contractual interest rate is 5.10% plus leverage margin. This swap expired November 2009. The Company entered into another swap agreement for $38,000,000 delivered November 2009. This swap delivery was concurrent with the maturity of first swap of $38,000,000. The term was 2 years and the fixed contractual interest rate will be 4.18% plus leverage margin. This swap expired November 2011.

In 2008, the Company entered into a swap for $13,000,000 delivered September 2008. The term was 3 years and the fixed contractual interest rate is 3.76% plus leverage margin. This swap expired November 2011.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INTEREST RATE SWAP (Continued)

The interest rate swaps qualified as cash flow hedges for accounting purposes under generally accepted accounting principles and as such, the gains or losses in the fair value of the swaps were recorded as a separate component of other comprehensive income (loss) rather than in earnings. The fair value of the Company’s interest rate swap agreement was determined from a valuation received from CoBank which was based on the present value of expected future cash flows using discount rates appropriate with the terms of the swaps. The fair value indicated an estimated amount the Company would have received or paid if the contracts were canceled or transferred to other parties. If the Company would have terminated its interest rate swap agreements, the cumulative change in fair value at the date of termination would have been reclassified from accumulated other comprehensive income (loss), which was classified in stockholder’s equity, into earnings on the consolidated statements of income. At December 31, 2010, the fair value loss of the swaps was $1,617,761 which was recorded, net of deferred tax of $635,418 as a decrease in comprehensive income (loss).

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who are under the age of fifty and most certain service requirements may contribute up to $16,500 of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company were $80,652, $78,964 and $79,764 for the years ending December 31, 2011, 2010 and 2009.

The Company has a deferred compensation agreement with two former officers of one of its subsidiaries. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company is responsible for 68% of the remaining deferred compensation, with former partners responsible for the remaining 32%. In 2009, one of the officers died and the Company’s obligation for that officer ceased. The Company adjusted the liability for this change in circumstances. Deferred compensation (benefit) expenses included in operations were $37,567, $36,961 and ($390,055) for the years ended December 31, 2011, 2010 and 2009. Payments made under the agreement by the Company were $55,246, $54,354 and $78,070 for the years ended December 31, 2011, 2010 and 2009.

NOTE 10 - TRANSACTIONS WITH AFFILIATES

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales and transport. Revenues from transactions with these affiliates were $568,384, $470,159 and $448,176 for the years ended December 31, 2011, 2010 and 2009. Expenses from transactions with these affiliates were $566,396, $491,264 and $524,568 for the years ended December 31, 2011, 2010 and 2009.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TRANSACTIONS WITH AFFILIATES (Continued)

The Company has entered into Management agreements with each of its three shareholders as of November 3, 2006. The terms of the management agreements are one year and will be automatically renewed unless either the Company or the shareholder elects to terminate the service with 120 days written notice. Either party can terminate the agreement at any time with 120 days written notice. The annual management fee began January 1, 2007 and was $300,000, $300,000, and $325,000 for the years ended December 31, 2011, 2010 and 2009.

The Company has also contracted with certain shareholders for corporate overhead functions such as accounting, billing and human resources, maintenance of plant, and internet help desk services. Each contract was effective November 3, 2006 and has duration of one year. Each contract will automatically renew unless either party elects to terminate the service with 120 days written notice. The fees for these services are billed at cost plus 20%. Costs include all direct costs and related employee overhead costs. Fees for these services were $1,489,626, $1,387,537 and $1,399,306 for the years ended December 31, 2011, 2010 and 2009.

In addition, the Company’s shareholders provided labor, materials and equipment related to construction of the Company’s property, plant and equipment. The total of these services provided by the Company’s shareholder was $1,280,442, $1,345,647 and $1,608,177 for the years ended December 31, 2011, 2010 and 2009.

The total balance due from the Company to its shareholders for routine services provided at December 31, 2011 and 2010 were $214,015 and $248,734.

NOTE 11 - SEGMENT INFORMATION

The Company operates in the communication segment and has no other significant business segments. The communication segment consists of voice, data and video communication services delivered to the customer over the Company’s local communications network.

No single customer accounted for a material portion of the Company’s revenues from the years ended December 31, 2011, 2010 and 2009. The Company has no foreign operations.

NOTE 12 - SHAREHOLDER AGREEMENT

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

Dated: March 26, 2012	NEW ULM TELECOM, INC. (Registrant)

	By	/s/ Bill D. Otis

Bill D. Otis, Chief Executive
Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski

Curtis O. Kawlewski, Chief
Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 26, 2012
James P. Jensen, Chair

/s/ Bill D. Otis	March 26, 2012
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 26, 2012
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Rosemary J. Dittrich	March 26, 2012
Rosemary Dittrich, Director

/s/ Mary Ellen Domeier	March 26, 2012
Mary Ellen Domeier, Director

/s/ Paul W. Erick	March 26, 2012
Paul W. Erick, Director

/s/ Duane D. Lambrecht	March 26, 2012
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 26, 2012
Perry Meyer, Director

/s/ Dennis E. Miller	March 26, 2012
Dennis Miller, Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K (file No. 000-03024) filed on June 3, 2009)

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. annual report on Form 10-K for the fiscal year ended December 31, 1986)

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.1.1+*	Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended march 31, 2007)

10.2.1+*	Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft

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

10.18

Form of Security Agreement, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 8-K filed on January 7, 2008)

10.19

Form of Guarantee, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.15 contained in the Company’s Form 8-K filed on January 7, 2008)

10.20

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.2 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.21

Waiver, Release and Amendment letter dated September 14, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended September 30, 2009)

10.22

Amendment letter dated March 25, 2011 between CoBank, ACB and New Ulm Telecom, Inc. and between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.22 contained in the Company’s 10-K for the year ended December 31, 2010)

10.23+*	Employment Agreement dated as of March 21, 2012, by and between New Ulm Telecom, Inc. and Mr. Curtis O. Kawlewski

21*	Subsidiaries of the New Ulm Telecom, Inc.

31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith
+ Management compensation plan or arrangement required to be filed as an exhibit