Form 10-Q
period 2012-03-31
NEW ULM TELECOM INC
filed 2012-05-14
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of May 14, 2012: 5,115,435.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Local Service	$1,472,008	$1,491,072
Network Access	2,770,012	3,138,034
Video	1,438,854	1,369,196
Data	1,358,828	1,277,934
Long Distance	155,542	152,475
Other Non-Regulated	970,284	991,021
Total Operating Revenues	8,165,528	8,419,732

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,688,693	1,559,042
Cost of Video	1,243,405	1,138,424
Cost of Data	295,404	230,049
Cost of Other Nonregulated Services	393,524	403,006
Depreciation and Amortization	2,017,419	2,393,915
Selling, General and Administrative	1,632,972	1,627,855
Total Operating Expenses	7,271,417	7,352,291

OPERATING INCOME	894,111	1,067,441

OTHER (EXPENSE) INCOME
Interest Expense	(556,282)	(669,365)
Interest Income	70,047	72,775
Interest During Construction	3,332	12,941
Gain on Disposal of Assets	—	4,282
Equity in Earnings of Hector Investment	243,486	113,015
CoBank Patronage Dividends	449,878	485,812
Other Investment Income	42,532	49,927
Total Other Income (Expense)	252,993	69,387

INCOME BEFORE INCOME TAXES	1,147,104	1,136,828

INCOME TAXES	481,786	460,659

NET INCOME	$665,318	$676,169

BASIC AND DILUTED
NET INCOME PER SHARE	$0.13	$0.13

DIVIDENDS PER SHARE	$0.0825	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING	5,115,435	5,115,435

Certain historical numbers have been changed to conform to the current year’s presentation

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Income	$665,318	$676,169

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	(16,775)	94,147
Unrealized Gains on Interest Rate Swaps	168,452	357,807
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(68,173)	(144,803)
Other Comprehensive Income	83,504	307,151

Comprehensive Income	$748,822	$983,320

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$1,330,038	$1,221,717
Receivables, Net of Allowance for Doubtful Accounts of $263,632 and $300,000	1,499,685	2,430,589
Income Taxes Receivable	—	167,855
Materials, Supplies, and Inventories	1,846,947	1,946,831
Deferred Income Taxes	868,246	907,352
Prepaid Expenses	472,513	454,124
Total Current Assets	6,017,429	7,128,468

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	19,696,773	20,215,961
Hector Investment	21,511,167	21,284,456
Other Investments	4,472,226	4,359,226
Other Assets	106,530	116,214
Total Investments and Other Assets	75,493,796	75,682,957

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	94,789,268	93,981,635
Other Property & Equipment	6,981,753	6,769,814
Video Plant	8,676,608	8,606,189
Total Property, Plant and Equipment	110,447,629	109,357,638
Less Accumulated Depreciation	75,934,089	74,478,555
Net Property, Plant & Equipment	34,513,540	34,879,083

TOTAL ASSETS	$116,024,765	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,688,000	$3,698,883
Accounts Payable	897,891	1,186,665
Accrued Income Taxes	74,363	—
Other Accrued Taxes	258,118	204,140
Financial Derivative Instruments	922,122	—
Deferred Compensation	93,145	195,375
Accrued Compensation	594,447	679,158
Other Accrued Liabilities	1,247,002	1,396,494
Total Current Liabilities	7,775,088	7,360,715

LONG-TERM DEBT, Less Current Portion	38,508,881	39,809,171

NONCURRENT LIABILITIES:
Loan Guarantees	324,473	453,329
Deferred Income Taxes	14,281,119	14,142,484
Other Accrued Liabilities	79,221	64,217
Financial Derivative Instruments	152,609	1,243,183
Deferred Compensation	892,656	933,488
Total Noncurrent Liabilities	15,730,078	16,836,701

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, 0 Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,115,435 Shares Issued and Outstanding	8,525,725	8,525,725
Accumulated Other Comprehensive Income (Loss)	(730,730)	(814,234)
Retained Earnings	46,215,723	45,972,430
Total Stockholders’ Equity	54,010,718	53,683,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,024,765	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$665,318	$676,169
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,027,103	2,403,684
Gain on Disposal of Assets	—	(4,282)
Undistributed Earnings of Hector Investment	(243,486)	(113,015)
Undistributed Earnings of Other Equity Investments	(42,399)	(49,927)
Noncash Patronage Refund	(157,457)	(171,034)
Distributions from Equity Investments	—	100,000
Changes in Assets and Liabilities:
Receivables	930,904	(200,283)
Income Taxes Receivable	167,855	(40,886)
Inventories	99,884	(77,871)
Prepaid Expenses	(18,389)	(76,952)
Accounts Payable	(314,678)	152,269
Accrued Income Taxes	74,363	—
Other Accrued Taxes	53,978	42,001
Other Accrued Liabilities	(219,199)	244,711
Deferred Income Tax	109,568	71,546
Deferred Compensation	(143,062)	(286,318)
Net Cash Provided by Operating Activities	2,990,303	2,669,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,106,784)	(1,502,638)
Proceeds from Disposal of Assets	—	4,282
Other, Net	(42,000)	(42,001)
Net Cash Used in Investing Activities	(1,148,784)	(1,540,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,311,173)	(1,293,719)
Dividends Paid	(422,025)	(409,235)
Net Cash Used in Financing Activities	(1,733,198)	(1,702,954)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,321	(573,499)

CASH AND CASH EQUIVALENTS at Beginning of Period	1,221,717	2,394,703

CASH AND CASH EQUIVALENTS at End of Period	$1,330,038	$1,821,204

Supplemental cash flow information:
Cash paid for interest	$545,210	$663,920
Net cash paid for income taxes	$130,000	$430,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2011, AND
THREE MONTHS ENDED MARCH 31, 2012

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2010	5,115,435	$8,525,725	$(1,700,173)	$45,620,217	$52,445,769

Net Income				2,027,523	2,027,523
Dividends				(1,675,310)	(1,675,310)
Unrealized Gains of Equity Method Investee			357,316		357,316
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			528,623		528,623

BALANCE on December 31, 2011	5,115,435	8,525,725	(814,234)	45,972,430	53,683,921

Net Income				665,318	665,318
Dividends				(422,025)	(422,025)
Unrealized Losses of Equity Method Investee			(16,775)		(16,775)
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			100,279		100,279

BALANCE on March 31, 2012	5,115,435	$8,525,725	$(730,730)	$46,215,723	$54,010,718

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Depreciation and Amortization Expense
We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,498,231 and $1,874,727 for the three months ended March 31, 2012 and 2011. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

In accordance with GAAP, we had no net unrecognized tax benefits at March 31, 2012 that, if recognized, would affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2007 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2012 and December 31, 2011 we had no interest or penalties accrued that were related to income tax matters.

Recent Accounting Developments

In September 2011, the Financial Accounting Standards Board (FASB) issued new guidance regarding the qualitative testing of goodwill. The intent of this guidance was to simplify how entities, both public and nonpublic, test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This qualitative assessment can be bypassed in any period in the event the entity wants to proceed directly to performing the first step of the legacy two-step goodwill impairment test. This new guidance was effective for annual and interim goodwill impairment testing performed for fiscal years beginning after December 15, 2011. Our adoption of this guidance has not had a material impact on our financial statements.

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

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between United States GAAP and International Financial Reporting Standards pertaining to fair value measurements and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amendment became effective for annual periods beginning after December 15, 2011. Our adoption of this guidance will not have a material impact on our disclosures.

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

We have entered into interest rate swaps with our lender, CoBank, ACB, to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our interest rate swap agreements is discussed in Note 5 – “Interest Rate Swaps”. Our swap agreements’ fair values were determined based on Level 2 inputs.

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

Note 3 – Goodwill and Intangible Assets

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $29,707,100 at March 31, 2012 and December 31, 2011.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		March 31, 2012		December 31, 2011
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$5,868,360	$19,378,445	$5,522,504
Regulatory Rights	15 yrs	4,000,000	1,133,325	4,000,000	1,066,659
Non-Competition Agreement	5 yrs	800,000	679,987	800,000	639,988
Trade Name	3 yrs	800,000	600,000	800,000	533,333
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	0	3,000,000	0
Total		$27,978,445	$8,281,672	$27,978,445	$7,762,484

Net Identified Intangible Assets			$19,696,773		$20,215,961

Amortization expense related to the definite-lived intangible assets was $519,188 for both the three months ended March 31, 2012 and 2011.

Amortization expense for the remaining nine months of 2012 and the five years subsequent to 2012 is estimated to be:

•	(April 1 – December 31) - $1,557,470
•	2013 - $1,649,992
•	2014 - $1,649,992
•	2015 - $1,649,992
•	2016 - $1,648,605
•	2017 - $1,647,939

Note 4 – Secured Credit Facility

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

The loan agreements include restrictions on the ability to pay cash dividends to its stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if NU Telecom’s “Total Leverage Ratio,” that is, the ratio of its “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if NU Telecom is not in default or potential default under the loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

As of March 31, 2012, we were in compliance with the financial ratios in the loan agreements.

As described in Note 5 – “Interest Rate Swaps,” we have entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million at a weighted average rate of 5.52%, as of March 31, 2012. The additional $12.7 million of outstanding debt ($6.5 million available under the credit facilities and $6.2 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.30%, as of March 31, 2012.

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

Each month, we make interest payments to CoBank, ACB under its loan agreements based on the current applicable LIBOR Rate, plus the contractual LIBOR margin then in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank, ACB adjusts our aggregate interest payments based upon the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate set forth in the table below. All net interest payments made by us are reported in our consolidated income statement as interest expense.

Pursuant to these interest rate swap agreements, we entered into interest rate swaps covering (i) $39.0 million of our aggregate indebtedness to CoBank, ACB effective March 19, 2008 and (ii) an additional $6.0 million of our aggregate indebtedness to CoBank, ACB effective June 23, 2008. These swaps effectively locked in the interest rate on (i) $6.0 million of variable-rate debt through March 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

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

On March 31, 2011, $5,000,000 of our swaps matured on Loan RX0583-T1 ($1,000,000) and Loan RX0584-T1 ($4,000,000). No gain or loss was recognized on these swaps as they had reached their full maturities.

On June 30, 2011, an additional $3,000,000 of our swaps matured on Loan RX0583-T2. No gain or loss was recognized on this swap as it had reached its full maturity.

As of March 31, 2012 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.26% (LIBOR Rate of 3.26% plus 2.00% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.51% (LIBOR Rate of 3.26% plus 2.25% LIBOR Margin)

(1) As described in Note 4 – “Secured Credit Facility,” each note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to either 2.00% or 2.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

These interest rate swaps qualify as cash flow hedges for accounting purposes under GAAP. We have reflected the effect of these hedging transactions in the financial statements. The unrealized gains were reported in other comprehensive income (loss). If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties.

Note 6 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 9 – “Segment Information”.

Note 7 – Guarantees

On September 30, 2011, Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of March 31, 2012, we have recorded a liability of $324,473 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As part of the acquisition of HTC, we have recorded other deferred compensation relating to the estimated present value of executive compensation payable to certain former executives of HTC.

Note 9 – Segment Information

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues. The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom; and
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	New Ulm Telecom, Inc. located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	Hector Communications Corporation (HCC) – 33.33% ownership interest;
	▪	FiberComm, LC – 18.27% ownership interest;
	▪	Broadband Visions, LLC – 16.21% ownership interest; and
	▪	Independent Emergency Services, LLC – 14.29% ownership interest.

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2012. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for the discussion relating to commitments and contingencies.

Note 11 – Hector Communications Corporation

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

The following table summarizes financial information of HCC for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Operating Revenues	$6,606,950	$6,544,179
Operating Income	1,238,067	1,235,683
Net Income	730,459	339,044

Note 12 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Factors that might cause differences include, but are not limited to, those contained in Item 1A of Part II, “Risk Factors,” and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.

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

Critical Accounting Policies

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates and assumptions. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies and Estimates,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Trends

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line losses totaled 1,777 or 6.3% for the twelve months ended March 31, 2012.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above.

To combat competitive pressures, we continue to emphasize the bundling of our products and services. Our customers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment needs, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. We have built a state-of-the-art broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video, IPTV and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended March 31,
	2012	2011
Operating Revenues
Local Service	$1,472,008	$1,491,072
Network Access	2,770,012	3,138,034
Video	1,438,854	1,369,196
Data	1,358,828	1,277,934
Long Distance	155,542	152,475
Other	970,284	991,021
Total Operating Revenues	8,165,528	8,419,732

Cost of Services, Excluding Depreciation and Amortization	3,621,026	3,330,521
Selling, General and Administrative	1,632,972	1,627,855
Depreciation and Amortization Expenses	2,017,419	2,393,915
Total Operating Expenses	7,271,417	7,352,291

Operating Income	$894,111	$1,067,441

Net Income	$665,318	$676,169

Capital Expenditures	$1,106,784	$1,502,638

	March 31,
Key metrics	2012	2011
Access Lines	26,328	28,105
Video Customers	10,235	10,179
Broadband Customers	10,620	9,728
Dial Up Internet Customers	539	883
Long Distance Customers	13,426	13,900

Certain historical numbers have been changed to conform to the current year’s presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls for their wireless subscribers. Local service revenue was $1,472,008, which is $19,064 or 1.3% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to the loss of 1,777 or 6.3% of our customer base at March 31, 2012 compared to March 31, 2011. This decrease was offset by increases in local private line services. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,770,012, which is $368,022 or 11.7% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in network access revenues was primarily due to lower minutes of use.

Video – We receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve eleven communities with our digital TV services and five communities with our CATV services. Video revenue was $1,438,854, which is $69,658 or 5.1% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. A combination of a 56 or 0.6% increase in our customer base at March 31, 2012 compared to March 31, 2011; rate increases introduced into several of our markets over the course of 2011 and the beginning of 2012; and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa resulted in the increased revenues. This new enhanced service offering provides our customers with desired features and options, such as digital video recording.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,358,828, which is $80,894 or 6.3% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Despite a 344 or 39.0% decrease in our dial-up Internet customers between March 31, 2012 and March 31, 2011, data revenues increased over the same timeframe primarily due to an 892 or 9.2% increase in our broadband customers. Broadband customers have a higher profit margin than dial-up Internet customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $155,542, which is $3,067 or 2.0% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Despite a decrease of 474 or 3.4% of our customer base at March 31, 2012 compared to March 31, 2011, long distance revenues have remained static. Our long distance customer base continues to decline as our customers utilize other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $970,284, which is $20,737 or 2.1% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to a decrease in the sales of CPE. This decrease was partially offset by increases in the sales of cellular phones, activation revenues, and increased revenue for management services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,621,026, which is $290,505 or 8.7% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was primarily due to higher programming cost from content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,632,972, which is $5,117 or 0.3% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was primarily due to increased employee benefit costs and increased expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,017,419, which is $376,496 or 15.7% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during 2011 as we migrate to a new broadband network.

Operating Income

Operating income was $894,111, which is $173,330 or 16.2% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to a decrease in revenues combined with increases in cost of services and selling, general and administrative expenses, partially offset by a decrease in depreciation and amortization, all of which are described above.

Consolidated Results

Other Income and Interest Expense

Interest expense was $556,282, which is $113,083 or 16.9% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2011. The variable rate we now pay on the portion of debt that had been previously swapped is lower than the fixed rate we had been paying.

Interest income was $70,047, which is $2,728 or 3.7% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

Our equity portion of HCC’s net income was $243,486, which is $130,471 or 115.4% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. HCC’s total net income was $730,459, which was $391,415 higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase was primarily the result of lower interest expense.

Other income for the three months ended March 31, 2012 and 2011, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2012 amounted to $449,878, compared to $485,812 allocated and received in 2011. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $42,532, which is $7,395 or 14.8% lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $481,786, which is $21,127 or 4.6% higher in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The effective income tax rates for the three months ending March 31, 2012 and 2011 were approximately 42.0% and 40.5%. The increase in the effective tax rate for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the recognition of approximately $29,000 in net tax benefits in the three months ended March 31, 2011. This amount was originally reserved for the 2006 tax year, which was no longer open for examination by federal and state tax authorities. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report our pro-rata share of net income or net loss each period from HCC’s operations. For the three months ended March 31, 2012 and 2011, we reported net income of $243,486 and $113,015. All reported net income amounts reflect our one-third ownership. As set forth in Note 11 – “Hector Communications Corporation,” in the first three months of 2012 and 2011, HCC had revenues of approximately $6.6 million and $6.5 million for the three months ended March 31, 2012 and 2011 that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended March 31,
	2012	2011
Proportionate Method:
Operating Revenues	$2,202,317	$2,181,393

Operating Expenses, Excluding
Depreciation and Amortization	1,042,403	1,026,414
Depreciation and Amortization	747,225	743,085
Total Operating Expenses	1,789,628	1,769,499

Operating Income	412,689	411,894

Net Income	$243,486	$113,015

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our combined OIBITDA would have increased from $2,911,530 and $3,461,356 for NU Telecom alone, to $4,071,444 and $4,616,335 for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

NU Telecom Operating Income	$894,111	$1,067,441
NU Telecom Depreciation and Amortization	2,017,419	2,393,915

NU Telecom OIBITDA	$2,911,530	$3,461,356

HCC Proportionate Operating Income	$412,689	$411,894
HCC Proportionate Depreciation and Amort	747,225	743,085

HCC Proportionate OIBITDA	$1,159,914	$1,154,979

Combined OIBITDA	$4,071,444	$4,616,335

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $96,207,599 at March 31, 2012, reflecting 56.1% equity and 43.9% debt. This compares to a capital structure of $97,191,975 at December 31, 2011, reflecting 55.2% equity and 44.8% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.33 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2012 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have approximately $6.5 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2012, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available resources.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)%
Net cash provided by (used in):
Operating activities	$2,990,303	$2,669,812	$320,491	12.00%
Investing activities	(1,148,784)	(1,540,357)	391,573	25.42%
Financing activities	(1,733,198)	(1,702,954)	(30,244)	-1.78%
Increase (Decrease) in cash and cash equivalents	$108,321	$(573,499)	$681,820	118.89%

Cash Flows from Operating Activities

The increase in cash flows provided by operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the collection of a large amount of outstanding accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash and cash equivalents at March 31, 2012 were $1,330,038, compared to $1,221,717 at December 31, 2011.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were lower in the first three months of 2012 compared to the first three months of 2011 primarily due to lower capital expenditures in 2012 related to current operations. Capital expenditures relating to on-going operations were $1,106,784 for the three months ended March 31, 2012, compared to $1,502,638 for the three months ended March 31, 2011. We expect total plant additions to be approximately $5,500,000 in 2012. Our investing expenditures have been financed with cash flows from our current operations. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $6.5 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2012 included long-term debt repayments of $1,311,173 and the distribution of $422,025 of dividends to stockholders

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,757,659 as of March 31, 2012, with current assets of approximately $6.0 million and current liabilities of approximately $7.8 million, compared to a working capital deficit of $232,247 as of December 31, 2011. The ratio of current assets to current liabilities was 0.77 and 0.97 as of March 31, 2012 and December 31, 2011. The increase in the working capital deficit was primarily due to a significant portion of our long-term swaps becoming short-term in 2012. In addition, as described in Note 5 – “Interest Rate Swaps,” we have a cash management agreement with CoBank, ACB. Through this agreement, all available cash is used to reduce our outstanding loan balances in our revolver debt facilities. Therefore, we have increased funds available under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0825 per share for the first quarter of 2012, which totaled $422,025 and a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

Our loan agreements include restrictions relating to our ability to pay cash dividends to our stockholders. We are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. As of December 31, 2010, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At March 31, 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

Obligations and Commitments

We have a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of March 31, 2012 see Note 4 – “Secured Credit Facility”.

Description	Total	April 1 - December 31 2012	2013-2014	2015-2016	Thereafter
Deferred Compensation	$985,801	$52,313	$133,137	$124,766	$675,585
Long-term Debt	42,196,881	2,828,500	39,368,381	0	0
Interest on Long-term Debt (A)	3,421,219	1,618,112	1,803,107	0	0
Loan Guarantees	324,473	20,844	59,285	64,830	179,514
Operating Lease	106,320	19,935	53,160	33,225	0
Purchase Obligations (B)	0	0	0	0	0
Total Contractual Cash Obligations	$47,034,694	$4,539,704	$41,417,070	$222,821	$855,099

A.

Interest on long-term debt is estimated using rates in effect as of March 31, 2012. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 5 – “Interest Rate Swaps”).

B.	There were no purchase obligations outstanding as of March 31, 2012.

Long-Term Debt

See Note 4 – “Secured Credit Facility” for information pertaining to our long-term debt.

Regulation

In 2009, the United Stated Congress directed the FCC to develop a National Broadband Plan (NBP) to ensure every American has “access to broadband capability.” In March, 2010, the FCC released the NBP, which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. The NBP contemplates significant changes to overall telecommunications policy in relation to underlying network support and associated equipment which enables broadband deployment, and approved broadband speeds which meet the FCC definition of broadband, depending on whether service is considered urban or rural. The NBP also made recommendations for transitioning the Universal Service Fund (USF) from supporting voice networks to broadband networks over time. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking (NPR) seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime. Intercarrier compensation is compensation carriers pay to each other to originate, transport and terminate traffic among telecommunications networks.

Pursuant to the NBP and subsequent NPRs, on November 18, 2011, the FCC released a Report and Order and Further NPR adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform. The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime. The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (CAF), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks. The timeline for this transition has numerous steps, depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier. At this time, we cannot predict the timing or potential outcome of these changes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have operations subject to risks of foreign currency fluctuations. We do, however, use derivative financial instruments that qualify as cash-flow hedges to manage our exposure to interest rate fluctuations on a portion of our variable-interest rate debt. Our objectives for holding derivatives are to minimize interest rate risks using the most effective methods to eliminate or reduce the impact of these exposures. Variable rate debt instruments are subject to interest rate risk. On March 19, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $6.0 million of our variable-rate debt through March 2011, and $33.0 million of our variable-rate debt through March 2013. On June 23, 2008, we executed interest-rate swap agreements, effectively locking in the interest rate on $3.0 million of our variable-rate debt through June 2011, and $3.0 million of variable-rate debt through June 2013. A summary of these agreements is contained in Note 5 – “Interest Rate Swaps”.

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the three months ended March 31, 2012, our interest expense would have increased approximately $4,000.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors previously disclosed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Schema File

101.CAL	XBRL Calculation File

101.DEF	XBRL Definition File

101.LAB	XBRL Label File

101.PRE	XBRL Presentation File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated:	May 14, 2012	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated:	May 14, 2012	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer