Form 10-Q
period 2012-06-30
NEW ULM TELECOM INC
filed 2012-08-14
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of August 14, 2012: 5,132,518.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Local Service	$1,443,815	$1,479,054	$2,915,823	$2,970,126
Network Access	2,790,613	2,931,168	5,560,625	6,069,202
Video	1,487,435	1,403,729	2,926,289	2,772,925
Data	1,383,318	1,302,558	2,742,146	2,580,492
Long Distance	149,821	168,732	305,363	321,207
Other Non-Regulated	910,505	942,616	1,880,789	1,933,637
Total Operating Revenues	8,165,507	8,227,857	16,331,035	16,647,589

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,642,878	1,597,786	3,331,571	3,156,828
Cost of Video	1,258,103	1,124,073	2,501,508	2,262,497
Cost of Data	238,591	219,070	533,995	449,119
Cost of Other Nonregulated Services	405,125	378,451	798,649	781,457
Depreciation and Amortization	2,019,671	2,433,831	4,037,090	4,827,746
Selling, General and Administrative	1,600,658	1,581,568	3,233,630	3,209,423
Total Operating Expenses	7,165,026	7,334,779	14,436,443	14,687,070

OPERATING INCOME	1,000,481	893,078	1,894,592	1,960,519

OTHER (EXPENSE) INCOME
Interest Expense	(553,137)	(611,399)	(1,109,419)	(1,280,764)
Interest Income	10,421	10,569	80,468	83,344
Interest During Construction	7,373	11,898	10,705	24,839
Gain on Disposal of Assets	—	—	—	4,282
Equity in Earnings of Hector Investment	249,215	148,491	492,701	261,506
CoBank Patronage Dividends	—	—	449,878	485,812
Other Investment Income	46,410	48,857	88,942	98,784
Total Other Income (Expense)	(239,718)	(391,584)	13,275	(322,197)

INCOME BEFORE INCOME TAXES	760,763	501,494	1,907,867	1,638,322

INCOME TAXES	319,120	198,478	800,906	659,137

NET INCOME	$441,643	$303,016	$1,106,961	$979,185

BASIC AND DILUTED
NET INCOME PER SHARE	$0.09	$0.06	$0.22	$0.19

DIVIDENDS PER SHARE	$0.0825	$0.0825	$0.1650	$0.1625

WEIGHTED AVERAGE SHARES OUTSTANDING	5,121,129	5,115,435	5,118,282	5,115,435

Certain historical numbers have been changed to conform to the current year’s presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$441,643	$303,016	$1,106,961	$979,185

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	(227)	118,906	(17,002)	213,053
Unrealized Gains (Losses) on Interest Rate Swaps	258,598	(19,897)	427,050	337,910
Income Tax Expense (Benefit) Related to Unrealized
Gains on Interest Rate Swaps	(104,653)	8,051	(172,826)	(136,752)
Other Comprehensive Income	153,718	107,060	237,222	414,211

Comprehensive Income	$595,361	$410,076	$1,344,183	$1,393,396

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$1,369,375	$1,221,717
Receivables, Net of Allowance for Doubtful Accounts of $232,109 and $300,000	1,556,835	2,430,589
Income Taxes Receivable	558,675	167,855
Materials, Supplies, and Inventories	2,924,797	1,946,831
Deferred Income Taxes	864,802	907,352
Prepaid Expenses	566,082	454,124
Total Current Assets	7,840,566	7,128,468

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	19,177,586	20,215,961
Hector Investment	21,760,155	21,284,456
Other Investments	4,409,820	4,359,226
Other Assets	96,846	116,214
Total Investments and Other Assets	75,151,507	75,682,957

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	96,071,248	93,981,635
Other Property & Equipment	7,339,289	6,769,814
Video Plant	8,704,722	8,606,189
Total Property, Plant and Equipment	112,115,259	109,357,638
Less Accumulated Depreciation	77,333,547	74,478,555
Net Property, Plant & Equipment	34,781,712	34,879,083

TOTAL ASSETS	$117,773,785	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	December 31, 2011
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,688,000	$3,698,883
Accounts Payable	1,323,249	1,186,665
Other Accrued Taxes	213,514	204,140
Financial Derivative Instruments	816,133	—
Deferred Compensation	84,635	195,375
Accrued Compensation	354,324	679,158
Other Accrued Liabilities	1,247,700	1,396,494
Total Current Liabilities	7,727,555	7,360,715

LONG-TERM DEBT, Less Current Portion	39,993,445	39,809,171

NONCURRENT LIABILITIES:
Loan Guarantees	317,576	453,329
Deferred Income Taxes	14,494,476	14,142,484
Other Accrued Liabilities	73,559	64,217
Financial Derivative Instruments	—	1,243,183
Deferred Compensation	883,730	933,488
Total Noncurrent Liabilities	15,769,341	16,836,701

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,132,518 and 5,115,435 Shares Issued and Outstanding	8,554,197	8,525,725
Accumulated Other Comprehensive Income (Loss)	(577,012)	(814,234)
Retained Earnings	46,306,259	45,972,430
Total Stockholders’ Equity	54,283,444	53,683,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,773,785	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,106,961	$979,185
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,056,458	4,847,284
Gain on Disposal of Assets	—	(4,282)
Undistributed Earnings of Hector Investment	(492,701)	(261,506)
Undistributed Earnings of Other Equity Investments	(87,506)	(88,033)
Noncash Patronage Refund	(157,457)	(178,057)
Distributions from Equity Investments	100,000	200,000
Changes in Assets and Liabilities:
Receivables	873,754	143,193
Income Taxes Receivable	(390,820)	(476,446)
Inventories	(977,966)	(287,219)
Prepaid Expenses	(11,158)	9,584
Accounts Payable	702,612	(20,554)
Other Accrued Taxes	9,374	2,971
Other Accrued Liabilities	(464,286)	(200,397)
Deferred Income Tax	221,715	340,584
Deferred Compensation	(160,498)	(414,391)
Net Cash Provided by Operating Activities	4,328,482	4,591,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,467,371)	(2,864,458)
Proceeds from Disposal of Assets	—	4,282
Other, Net	(41,384)	(42,000)
Net Cash Used in Investing Activities	(3,508,755)	(2,902,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,729,883)	(1,739,976)
Changes in Revolving Credit Facility	1,903,274	(352,959)
Dividends Paid	(845,460)	(831,260)
Net Cash Used in Financing Activities	(672,069)	(2,924,195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,658	(1,234,455)

CASH AND CASH EQUIVALENTS at Beginning of Period	1,221,717	2,394,703

CASH AND CASH EQUIVALENTS at End of Period	$1,369,375	$1,160,248

Supplemental cash flow information:
Cash paid for interest	$1,094,363	$1,286,043
Net cash paid for income taxes	$970,000	$795,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2011, AND
SIX MONTHS ENDED JUNE 30, 2012

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2010	5,115,435	$8,525,725	$(1,700,173)	$45,620,217	$52,445,769

Net Income				2,027,523	2,027,523
Dividends				(1,675,310)	(1,675,310)
Unrealized Gains of Equity Method Investee			357,316		357,316
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			528,623		528,623

BALANCE on December 31, 2011	5,115,435	8,525,725	(814,234)	45,972,430	53,683,921

Director’s Stock Plan Stock Issuance	17,083	28,472		72,328	100,800
Net Income				1,106,961	1,106,961
Dividends				(845,460)	(845,460)
Unrealized Losses of Equity Method Investee			(17,002)		(17,002)
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			254,224		254,224

BALANCE on June 30, 2012	5,132,518	$8,554,197	$(577,012)	$46,306,259	$54,283,444

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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

Depreciation and Amortization Expense
We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $2,998,715 and $3,789,370 for the six months ended June 30, 2012 and 2011. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We had no net unrecognized tax benefits at June 30, 2012 that, if recognized, would affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2007 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2012 and December 31, 2011 we had no interest or penalties accrued that were related to income tax matters.

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

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations or disclosures.

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

Note 3 – Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $29,707,100 at June 30, 2012 and December 31, 2011.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		June 30, 2012		December 31, 2011
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$6,214,215	$19,378,445	$5,522,504
Regulatory Rights	15 yrs	4,000,000	1,199,991	4,000,000	1,066,659
Non-Competition Agreement	5 yrs	800,000	719,986	800,000	639,988
Trade Name	3 yrs	800,000	666,667	800,000	533,333
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	0	3,000,000	0
Total		$27,978,445	$8,800,859	$27,978,445	$7,762,484

Net Identified Intangible Assets			$19,177,586		$20,215,961

Amortization expense related to the definite-lived intangible assets was $1,038,375 and $1,038,376 for the six months ended June 30, 2012 and 2011.

Amortization expense for the remaining six months of 2012 and the five years subsequent to 2012 is estimated to be:

•	(July 1 – December 31) - $1,038,283
•	2013 - $1,649,992
•	2014 - $1,649,992
•	2015 - $1,649,992
•	2016 - $1,648,605
•	2017 - $1,647,939

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of December 31, 2010, our Total Leverage Ratio fell below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. As of June 30, 2012, we made advances on our revolving credit facility, which caused our Total Leverage Ratio to exceed the 3:50 to 1:00 ratio, thereby temporarily reinstating the restrictions on dividends. Our management believes that these short-term borrowings will be repaid by September 30, 2012 and our Total Leverage Ratio will be below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

As of June 30, 2012, we were in compliance with the financial ratios in our loan agreements.

As described in Note 5 – “Interest Rate Swaps,” we have entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million at a weighted average rate of 5.52%, as of June 30, 2012. The additional $11.9 million of outstanding debt ($4.2 million available under the credit facilities and $7.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.26%, as of June 30, 2012.

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

As of June 30, 2012 we had the following interest rate swaps in effect.

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

Note 7 – Guarantees

On September 30, 2011, Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of June 30, 2012, we have recorded a liability of $317,576 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

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

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2012. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for the discussion relating to commitments and contingencies.

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

The following table summarizes financial information of HCC for the periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$6,753,255	$6,759,953	$13,360,205	$13,304,132
Operating Income	1,269,744	1,297,479	2,507,811	2,533,162
Net Income	747,643	445,474	1,478,102	784,518

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

Trends

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line losses totaled 1,285 or 4.7% for the twelve months ended June 30, 2012.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Local Service	$1,443,815	$1,479,054	$2,915,823	$2,970,126
Network Access	2,790,613	2,931,168	5,560,625	6,069,202
Video	1,487,435	1,403,729	2,926,289	2,772,925
Data	1,383,318	1,302,558	2,742,146	2,580,492
Long Distance	149,821	168,732	305,363	321,207
Other	910,505	942,616	1,880,789	1,933,637
Total Operating Revenues	8,165,507	8,227,857	16,331,035	16,647,589

Cost of Services, Excluding Depreciation and Amortization	3,544,697	3,319,380	7,165,723	6,649,901
Selling, General and Administrative	1,600,658	1,581,568	3,233,630	3,209,423
Depreciation and Amortization Expenses	2,019,671	2,433,831	4,037,090	4,827,746
Total Operating Expenses	7,165,026	7,334,779	14,436,443	14,687,070

Operating Income	$1,000,481	$893,078	$1,894,592	$1,960,519

Net Income	$441,643	$303,016	$1,106,961	$979,185

Capital Expenditures	$2,360,587	$1,361,820	$3,467,371	$2,864,458

		June 30,
Key metrics		2012	2011
Access Lines		26,012	27,297
Video Customers		10,122	10,331
Broadband Customers		10,600	10,106
Dial Up Internet Customers		491	793
Long Distance Customers		13,302	13,737

Certain historical numbers have been changed to conform to the current year’s presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. We also receive reciprocal compensation revenue based on interconnection agreements with wireless carriers using our network to terminate calls for their wireless subscribers. Local service revenue was $1,443,815, which is $35,239 or 2.4% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $2,915,823, which is $54,303 or 1.8% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreases were primarily due to the loss of 1,285 or 4.7% of our customer base at June 30, 2012 compared to June 30, 2011. The decreases were partially offset by increases in local private line and other optional services. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,790,613, which is $140,555 or 4.8% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $5,560,625, which is $508,577 or 8.4% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreases in network access revenues were primarily due to lower minutes of use.

Video – We receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve eleven communities with our digital TV services and five communities with our CATV services. Video revenue was $1,487,435, which is $83,706 or 6.0% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $2,926,289, which is $153,364 or 5.5% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. A combination of rate increases introduced into several of our markets over the course of 2011 and the beginning of 2012; and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa resulted in the increased revenues. This new enhanced service offering provides our customers with desired features and options, such as digital video recording. We also recognize increased revenues from these additional features and options.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,383,318, which is $80,760 or 6.2% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $2,742,146, which is $161,654 or 6.3% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were primarily due to a 494 or 4.9% increase in our broadband customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $149,821, which is $18,911 or 11.2% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $305,363, which is $15,844 or 4.9% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. A decrease of 435 or 3.2% of our customer base at June 30, 2012 compared to June 30, 2011 resulted in the decrease in long distance revenues. Our long distance customer base continues to decline as our customers utilize other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $910,505, which is $32,111 or 3.4% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $1,880,789, which is $52,848 or 2.7% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreases were primarily due to a decrease in the sales of CPE and a decrease in leased CPE revenues. The decreases were partially offset by increases in the sales of cellular phones, activation revenues, and increased revenue for management services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,544,697, which is $225,317 or 6.8% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $7,165,723, which is $515,822 or 7.8% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increases were primarily due to higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,600,658, which is $19,090 or 1.2% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and were $3,233,630, which is $24,207 or 0.8% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increases were primarily due to increased employee benefit costs and increased expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,019,671, which is $414,160 or 17.0% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $4,037,090, which is $790,656 or 16.4% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreases were primarily due to portions of our legacy telephone network becoming fully depreciated during 2011 as we migrate to a new broadband network.

Operating Income

Operating income was $1,000,481, which is $107,403 or 12.0% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was primarily due to a decrease in depreciation and amortization, partially offset by a decrease in revenues combined with increases in cost of services and selling, general and administrative expenses, all of which are described above. Operating income was $1,894,592, which is $65,927 or 3.4% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was primarily due to a decrease in revenues combined with increases in cost of services and selling, general and administrative expenses, partially offset by a decrease in depreciation and amortization, all of which are described above.

Consolidated Results

Other Income and Interest Expense

Interest expense was $553,137, which is $58,262 or 9.5% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $1,109,419, which is $171,345 or 13.4% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreases were primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2011. The variable rate we now pay on the portion of debt that had been previously swapped is lower than the fixed rate we had been paying.

Interest income was $10,421, which is $148 or 1.4% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $80,468, which is $2,876 or 3.5% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

Our equity portion of HCC’s net income was $249,215, which is $100,724 or 67.8% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $492,701, which is $231,195 or 88.4% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. HCC’s total net income was $747,643, which was $302,169 higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $1,478,102, which was $693,584 higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were primarily the result of lower interest expense paid by Hector for their outstanding debt.

Other income for the six months ended June 30, 2012 and 2011, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2012 amounted to $449,878, compared to $485,812 allocated and received in 2011. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $46,410, which is $2,447 or 5.0% lower in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $88,942, which is $9,842 or 10.0% lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $319,120, which is $120,642 or 60.8% higher in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and was $800,906, which is $141,769 or 21.5% higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The effective income tax rates for the six months ending June 30, 2012 and 2011 were approximately 42.0% and 40.2%. The increase in the effective tax rate for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the recognition of approximately $29,000 in net tax benefits in the six months ended June 30, 2011. This amount was originally reserved for the 2006 tax year, which was no longer open for examination by federal and state tax authorities. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report our pro-rata share of net income or net loss each period from HCC’s operations. For the three months ended June 30, 2012 and 2011, we reported net income of $249,215 and $148,491. For the six months ended June 30, 2012 and 2011, we reported net income of $492,701 and $261,506. All reported net income amounts reflect our one-third ownership. As set forth in Note 11 – “Hector Communications Corporation,” in the first six months of 2012 and 2011, HCC had revenues of approximately $13.4 million and $13.3 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proportionate Method:
Operating Revenues	$2,251,085	$2,253,318	$4,453,402	$4,434,711

Operating Expenses, Excluding
Depreciation and Amortization	1,104,245	1,086,606	2,146,648	2,113,020
Depreciation and Amortization	723,592	734,218	1,470,817	1,477,303
Total Operating Expenses	1,827,837	1,820,824	3,617,465	3,590,323

Operating Income	423,248	432,494	835,937	844,388

Net Income	$249,215	$148,491	$492,701	$261,506

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our combined OIBITDA would have increased from $3,020,152 and $3,326,909 for NU Telecom alone, to $4,166,992 and $4,493,621 for the three months ended June 30, 2012 and 2011, and would have increased from $5,931,682 and $6,788,265 for NU Telecom alone, to $8,238,436 and $9,109,956 for the six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NU Telecom Operating Income	$1,000,481	$893,078	$1,894,592	$1,960,519
NU Telecom Depreciation and Amortization	2,019,671	2,433,831	4,037,090	4,827,746

NU Telecom OIBITDA	$3,020,152	$3,326,909	$5,931,682	$6,788,265

HCC Proportionate Operating Income	$423,248	$432,494	$835,937	$844,388
HCC Proportionate Depreciation and Amort	723,592	734,218	1,470,817	1,477,303

HCC Proportionate OIBITDA	$1,146,840	$1,166,712	$2,306,754	$2,321,691

Combined OIBITDA	$4,166,992	$4,493,621	$8,238,436	$9,109,956

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,964,889 at June 30, 2012, reflecting 55.4% equity and 44.6% debt. This compares to a capital structure of $97,191,975 at December 31, 2011, reflecting 55.2% equity and 44.8% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.53 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2012 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have approximately $4.2 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2012, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available resources.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2012	2011	Change	%
Net cash provided by (used in):
Operating activities	$4,328,482	$4,591,916	$(263,434)	-5.74%
Investing activities	(3,508,755)	(2,902,176)	(606,579)	-20.90%
Financing activities	(672,069)	(2,924,195)	2,252,126	77.02%
Increase (Decrease) in cash and cash equivalents	$147,658	$(1,234,455)	$1,382,113	111.96%

Cash Flows from Operating Activities

The decrease in cash flows provided by operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in inventories partially offset by the collection of a large amount of outstanding accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash and cash equivalents at June 30, 2012 were $1,369,375, compared to $1,221,717 at December 31, 2011.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were higher in the first six months of 2012 compared to the first six months of 2011 primarily due to higher capital expenditures in 2012 related to current operations. Capital expenditures relating to on-going operations were $3,467,371 for the six months ended June 30, 2012, compared to $2,864,458 for the six months ended June 30, 2011. We expect total plant additions to be approximately $5,500,000 in 2012. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $4.2 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2012 included long-term debt repayments of $1,729,883 and the distribution of $845,460 of dividends to stockholders, offset by a $1,903,274 increase in debt due the use of our revolving credit facility.

Working Capital

We had working capital (i.e. current assets minus current liabilities) of $113,011 as of June 30, 2012, with current assets of approximately $7.8 million and current liabilities of approximately $7.7 million, compared to a working capital deficit of $232,247 as of December 31, 2011. The ratio of current assets to current liabilities was 1.01 and 0.97 as of June 30, 2012 and December 31, 2011. The increase in the working capital was primarily due to an increase in inventories partially offset by a portion of our long-term swaps becoming short-term in 2012.

Dividends and Restrictions

We declared a quarterly dividend of $.0825 per share for both the first and second quarters of 2012, which totaled $422,025 for the first quarter and $423,435 for the second quarter. We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second quarter of 2011, which totaled $422,025. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. As of December 31, 2010, our Total Leverage Ratio fell below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. As of June 30, 2012, we made advances on our revolving credit facility, which caused our Total Leverage Ratio to exceed the 3:50 to 1:00 ratio, thereby reinstating the restrictions on dividends. Our management believes that these short-term borrowings will be repaid by September 30, 2012 and our Total Leverage Ratio will be below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At June 30, 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

Obligations and Commitments

We have a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of June 30, 2012 see Note 4 – “Secured Credit Facility”.

Description	Total	July 1 - December 31 2012	2013-2014	2015-2016	Thereafter
Deferred Compensation	$968,365	$34,877	$133,137	$124,766	$675,585
Long-term Debt	43,681,445	1,969,000	41,712,445	0	0
Interest on Long-term Debt (A)	2,921,816	1,078,742	1,843,074	0	0
Loan Guarantees	317,576	13,947	59,285	64,830	179,514
Operating Lease	99,675	13,290	53,160	33,225	0
Purchase Obligations (B)	0	0	0	0	0
Total Contractual Cash Obligations	$47,988,877	$3,109,856	$43,801,101	$222,821	$855,099

A.

Interest on long-term debt is estimated using rates in effect as of June 30, 2012. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 5 – “Interest Rate Swaps”).

B.	There were no purchase obligations outstanding as of June 30, 2012.

Long-Term Debt

See Note 4 – “Secured Credit Facility” for information pertaining to our long-term debt.

Regulation

In 2009, the United States Congress directed the FCC to develop a National Broadband Plan (NBP) to ensure every American has “access to broadband capability.” In March, 2010, the FCC released the NBP, which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. The NBP contemplates significant changes to overall telecommunications policy in relation to underlying network support and associated equipment which enables broadband deployment, and approved broadband speeds which meet the FCC definition of broadband, depending on whether service is considered urban or rural. The NBP also made recommendations for transitioning the Universal Service Fund (USF) from supporting voice networks to broadband networks over time. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking (NPR) seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime. Intercarrier compensation is compensation carriers pay to each other to originate, transport and terminate traffic among telecommunications networks.

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

Recent Accounting Developments

See Note 1 – “Basis of Presentation and Consolidation” for a discussion of recent accounting developments.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the six months ended June 30, 2012, our interest expense would have increased approximately $7,500.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

10.24	CoBank, ACB Amendment to the Master Loan Agreement

31.1	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Schema File

101.CAL	XBRL Calculation File

101.DEF	XBRL Definition File

101.LAB	XBRL Label File

101.PRE	XBRL Presentation File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated:	August 14, 2012	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated:	August 14, 2012	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer