Form 10-K/A
period 2011-12-31
NEW ULM TELECOM INC
filed 2012-10-04
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_____to_____

Commission File Number: 0-3024

NEW ULM TELECOM, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0440990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 North Minnesota Street

New Ulm, Minnesota 56073

(Address of principal executive offices)

Registrant's telephone number, including area code:  (507) 354-4111

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for New Ulm Telecom, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 initially filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2012 (the “Original Filing”).

This Amendment No. 1 is being filed to (i) amend Item 9A. Controls and Procedures in its entirety to clearly provide Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year, including a statement that the internal control over financial reporting was effective, and (ii) to confirm that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have also included an updated signature page and currently dated certifications from the Company’s Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

2

* Filed Herewith

3

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of Olsen Thielen & Co., Ltd., our independent registered public accounting firm, regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the independent registered public accounting firm attestation requirement.

4

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

Changes in Internal Control Over Financial Reporting

Other than the item listed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2012	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer (Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	October 4, 2012
James P. Jensen, Chair

/s/ Bill D. Otis	October 4, 2012
Bill D. Otis, President and Chief Executive Officer (Principal Executive Officer)

/s/ Curtis O. Kawlewski	October 4, 2012
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul W. Erick	October 4, 2012
Paul W. Erick, Director

/s/ Duane D. Lambrecht	October 4, 2012
Duane Lambrecht, Director

/s/ Perry L. Meyer	October 4, 2012
Perry Meyer, Director

/s/ Dennis E. Miller	October 4, 2012
Dennis Miller, Director

/s/ Wesley E. Schultz	October 4, 2012
Wesley Schultz, Director

/s/ Suzanne M. Spellacy	October 4, 2012
Suzanne Spellacy, Director

6