Form 10-Q
period 2012-09-30
NEW ULM TELECOM INC
filed 2012-11-09
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The total number of shares of the Registrant’s common stock outstanding as of November 9, 2012: 5,132,518.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Local Service	$1,448,759	$1,489,581	$4,364,582	$4,459,707
Network Access	2,563,335	3,035,447	8,123,960	9,104,649
Video	1,494,017	1,449,038	4,420,306	4,221,963
Data	1,386,433	1,318,277	4,128,579	3,898,769
Long Distance	155,715	163,809	461,078	485,016
Other Non-Regulated	979,088	974,577	2,859,877	2,908,214
Total Operating Revenues	8,027,347	8,430,729	24,358,382	25,078,318

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,497,170	1,500,362	4,828,741	4,657,190
Cost of Video	1,283,744	1,132,272	3,785,252	3,394,769
Cost of Data	210,238	198,870	744,233	647,989
Cost of Other Nonregulated Services	417,227	392,250	1,215,876	1,173,707
Depreciation and Amortization	2,055,708	2,013,785	6,092,798	6,841,531
Selling, General and Administrative	1,339,482	1,711,415	4,573,112	4,920,838
Total Operating Expenses	6,803,569	6,948,954	21,240,012	21,636,024

OPERATING INCOME	1,223,778	1,481,775	3,118,370	3,442,294

OTHER (EXPENSE) INCOME
Interest Expense	(556,562)	(568,555)	(1,665,981)	(1,849,319)
Interest Income	808	3,493	81,276	86,837
Interest During Construction	6,217	9,914	16,922	34,753
Gain on Disposal of Assets	—	—	—	4,282
Equity in Earnings of Hector Investment	218,372	217,754	711,073	479,260
CoBank Patronage Dividends	—	—	449,878	485,812
Other Investment Income	43,422	73,426	132,364	172,210
Total Other Income (Expense)	(287,743)	(263,968)	(274,468)	(586,165)

INCOME BEFORE INCOME TAXES	936,035	1,217,807	2,843,902	2,856,129

INCOME TAXES	392,910	511,479	1,193,816	1,170,616

NET INCOME	$543,125	$706,328	$1,650,086	$1,685,513

BASIC AND DILUTED
NET INCOME PER SHARE	$0.11	$0.14	$0.32	$0.33

DIVIDENDS PER SHARE	$0.0825	$0.0825	$0.2475	$0.2450

WEIGHTED AVERAGE SHARES OUTSTANDING	5,132,518	5,115,435	5,123,027	5,115,435

Certain historical numbers have been changed to conform to the current year’s presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended Septmber 30,		Nine Months Ended Septmber 30,
	2012	2011	2012	2011

Net Income	$543,125	$706,328	$1,650,086	$1,685,513

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	2,300	83,456	(14,702)	296,509
Unrealized Gains on Interest Rate Swaps	237,364	224,637	664,414	562,546
Income Tax Expense Related to Unrealized
Gains on Interest Rate Swaps	(96,062)	(90,911)	(268,888)	(227,662)
Other Comprehensive Income	143,602	217,182	380,824	631,393

Comprehensive Income	$686,727	$923,510	$2,030,910	$2,316,906

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$590,415	$1,221,717
Receivables, Net of Allowance for Doubtful Accounts of $190,000 and $300,000	1,836,396	2,430,589
Income Taxes Receivable	504,060	167,855
Materials, Supplies, and Inventories	2,687,074	1,946,831
Deferred Income Taxes	861,358	907,352
Prepaid Expenses	409,358	454,124
Total Current Assets	6,888,661	7,128,468

INVESTMENTS & OTHER ASSETS:
Goodwill	29,707,100	29,707,100
Intangibles	18,658,397	20,215,961
Hector Investment	21,980,827	21,284,456
Other Investments	4,346,307	4,359,226
Other Assets	87,162	116,214
Total Investments and Other Assets	74,779,793	75,682,957

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	96,854,967	93,981,635
Other Property & Equipment	7,953,592	6,769,814
Video Plant	8,970,845	8,606,189
Total Property, Plant and Equipment	113,779,404	109,357,638
Less Accumulated Depreciation	78,866,649	74,478,555
Net Property, Plant & Equipment	34,912,755	34,879,083

TOTAL ASSETS	$116,581,209	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2012	December 31, 2011
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,688,000	$3,698,883
Accounts Payable	1,196,693	1,186,665
Checks Written in Excess of Cash Balance	720,027	—
Other Accrued Taxes	225,046	204,140
Financial Derivative Instruments	578,769	—
Deferred Compensation	76,124	195,375
Accrued Compensation	123,932	679,158
Other Accrued Liabilities	1,313,371	1,396,494
Total Current Liabilities	7,921,962	7,360,715

LONG-TERM DEBT, Less Current Portion	38,085,050	39,809,171

NONCURRENT LIABILITIES:
Loan Guarantees	310,642	453,329
Deferred Income Taxes	14,685,359	14,142,484
Other Accrued Liabilities	156,655	64,217
Financial Derivative Instruments	—	1,243,183
Deferred Compensation	874,805	933,488
Total Noncurrent Liabilities	16,027,461	16,836,701

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,132,518 and 5,115,435 Shares Issued and Outstanding	8,554,197	8,525,725
Accumulated Other Comprehensive Income (Loss)	(433,410)	(814,234)
Retained Earnings	46,425,949	45,972,430
Total Stockholders’ Equity	54,546,736	53,683,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,581,209	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,650,086	$1,685,513
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,121,850	6,870,838
Gain on Disposal of Assets	—	(4,282)
Undistributed Earnings of Hector Investment	(711,073)	(479,260)
Undistributed Earnings of Other Equity Investments	(130,927)	(162,384)
Noncash Patronage Refund	(157,457)	(179,057)
Distributions from Equity Investments	200,000	200,000
Changes in Assets and Liabilities:
Receivables	594,193	(310,515)
Income Taxes Receivable	(336,205)	85,218
Inventories	(740,243)	(537,471)
Prepaid Expenses	145,566	28,085
Accounts Payable	566,867	(18,779)
Checks Written in Excess of Cash Balance	720,027	—
Accrued Income Taxes	—	103,693
Other Accrued Taxes	20,906	(52,705)
Other Accrued Liabilities	(545,911)	(110,101)
Deferred Income Tax	319,981	186,706
Deferred Compensation	(177,934)	(542,464)
Net Cash Provided by Operating Activities	7,539,726	6,763,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,125,745)	(4,127,719)
Proceeds from Disposal of Assets	—	4,282
Other, Net	(41,384)	(42,000)
Net Cash Used in Investing Activities	(5,167,129)	(4,165,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,589,383)	(2,599,476)
Changes in Revolving Credit Facility	854,379	(90,571)
Dividends Paid	(1,268,895)	(1,253,285)
Net Cash Used in Financing Activities	(3,003,899)	(3,943,332)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(631,302)	(1,345,734)

CASH AND CASH EQUIVALENTS at Beginning of Period	1,221,717	2,394,703

CASH AND CASH EQUIVALENTS at End of Period	$590,415	$1,048,969

Supplemental cash flow information:
Cash paid for interest	$1,643,596	$1,856,340
Net cash paid for income taxes	$1,210,000	$795,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2011, AND
NINE MONTHS ENDED SEPTEMBER 30, 2012

			Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Total Equity
	Common Stock
	Shares	Amount
BALANCE on December 31, 2010	5,115,435	$8,525,725	$(1,700,173)	$45,620,217	$52,445,769

Net Income				2,027,523	2,027,523
Dividends				(1,675,310)	(1,675,310)
Unrealized Gains of Equity Method Investee			357,316		357,316
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			528,623		528,623

BALANCE on December 31, 2011	5,115,435	8,525,725	(814,234)	45,972,430	53,683,921

Director’s Stock Plan Stock Issuance	17,083	28,472		72,328	100,800
Net Income				1,650,086	1,650,086
Dividends				(1,268,895)	(1,268,895)
Unrealized Losses of Equity Method Investee			(14,702)		(14,702)
Unrealized Gains on Interest Rate Swaps, Net of Deferred Income Taxes			395,526		395,526

BALANCE on September 30, 2012	5,132,518	$8,554,197	$(433,410)	$46,425,949	$54,546,736

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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

Depreciation and Amortization Expense
We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $4,535,234 and $5,283,967 for the nine months ended September 30, 2012 and 2011. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We had no net unrecognized tax benefits at September 30, 2012 that, if recognized, would affect the income tax provision when recorded.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2008 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2012 and December 31, 2011 we had no interest or penalties accrued that were related to income tax matters.

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

Note 3 – Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $29,707,100 at September 30, 2012 and December 31, 2011.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		September 30, 2012		December 31, 2011
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$19,378,445	$6,560,072	$19,378,445	$5,522,504
Regulatory Rights	15 yrs	4,000,000	1,266,657	4,000,000	1,066,659
Non-Competition Agreement	5 yrs	800,000	759,985	800,000	639,988
Trade Name	3 yrs	800,000	733,334	800,000	533,333
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	0	3,000,000	0
Total		$27,978,445	$9,320,048	$27,978,445	$7,762,484

Net Identified Intangible Assets			$18,658,397		$20,215,961

Amortization expense related to the definite-lived intangible assets was $1,557,564 and $1,557,564 for the nine months ended September 30, 2012 and 2011.

Amortization expense for the remaining three months of 2012 and the five years subsequent to 2012 is estimated to be:

•	(October 1 – December 31) - $519,094
•	2013 - $1,649,992
•	2014 - $1,649,992
•	2015 - $1,649,992
•	2016 - $1,648,605
•	2017 - $1,647,939

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of September 30, 2012, our Total Leverage Ratio fell below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

As of September 30, 2012, we were in compliance with the financial ratios in our loan agreements.

As described in Note 5 – “Interest Rate Swaps,” we have entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million at a weighted average rate of 5.52%, as of September 30, 2012. The additional $11.0 million of outstanding debt ($5.2 million available under the credit facilities and $5.8 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.24%, as of September 30, 2012.

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

As of September 30, 2012 we had the following interest rate swaps in effect.

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

Note 7 – Guarantees

On September 30, 2011, Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of September 30, 2012, we have recorded a liability of $310,642 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

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

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2012. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for the discussion relating to commitments and contingencies.

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

The following table summarizes financial information of HCC for the periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues	$6,734,525	$7,009,738	$20,094,730	$20,313,870
Operating Income	1,171,484	1,617,257	3,679,295	4,150,419
Net Income	655,118	653,262	2,133,220	1,437,780

Note 12 – Subsequent Events

On November 5, 2012 HCC and its owners/shareholders: Blue Earth Valley Communications, Inc., Arvig Enterprises, Inc. and NU Telecom submitted a Joint Petition to the Minnesota Public Utilities Commission (MPUC) pursuant to Minnesota Statute §237.23 to enter into a Spin-Off Agreement, the purpose of which, among other things, is to distribute the Independent Local Exchange Company subsidiary holdings of Hector, for the continued and uninterrupted operations and service to all customers.

The three owners/shareholders are negotiating the terms of the potential Spin-Off of Hector, but have not yet entered into finalizing the negotiations or entered into a material agreement. The Company intends to file a Current Report on Form 8-K when the terms of the Spin-Off are finalized and the parties enter into a definitive agreement.

The Company has filed a Current Report on Form 8-K because the Joint Petition filed with the MPUC is a publically available document.

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

Critical Accounting Policies

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates and assumptions. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. A description of the accounting policies that we consider particularly important for the portrayal of our results of operations and financial position, and which may require a higher level of judgment by our management, is contained under the caption, “Critical Accounting Policies and Estimates,” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. In 2010, we acquired the assets of the cable television (CATV) system located in and around Glencoe, Minnesota, continuing the expansion of our service area. We also sell and service other communications products.

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

Trends

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line losses totaled 1,081 or 4.0% for the twelve months ended September 30, 2012.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above.

To combat competitive pressures, we continue to emphasize the bundling of our products and services. Our customers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment needs, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. We have built a state-of-the-art broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video, Internet Protocol Television (IPTV) and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment are included below:

Telecom Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Local Service	$1,448,759	$1,489,581	$4,364,582	$4,459,707
Network Access	2,563,335	3,035,447	8,123,960	9,104,649
Video	1,494,017	1,449,038	4,420,306	4,221,963
Data	1,386,433	1,318,277	4,128,579	3,898,769
Long Distance	155,715	163,809	461,078	485,016
Other	979,088	974,577	2,859,877	2,908,214
Total Operating Revenues	8,027,347	8,430,729	24,358,382	25,078,318

Cost of Services, Excluding Depreciation and Amortization	3,408,379	3,223,754	10,574,102	9,873,655
Selling, General and Administrative	1,339,482	1,711,415	4,573,112	4,920,838
Depreciation and Amortization Expenses	2,055,708	2,013,785	6,092,798	6,841,531
Total Operating Expenses	6,803,569	6,948,954	21,240,012	21,636,024

Operating Income	$1,223,778	$1,481,775	$3,118,370	$3,442,294

Net Income	$543,125	$706,328	$1,650,086	$1,685,513

Capital Expenditures	$1,658,374	$1,263,261	$5,125,745	$4,127,719

		September 30,
Key metrics		2012	2011
Access Lines		25,717	26,798
Video Customers		10,034	10,324
Broadband Customers		10,623	10,162
Dial Up Internet Customers		443	711
Long Distance Customers		13,192	13,431

Certain historical numbers have been changed to conform to the current year’s presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,448,759, which is $40,822 or 2.7% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $4,364,582, which is $95,125 or 2.1% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decreases were primarily due to the loss of 1,081 or 4.0% of our customer base at September 30, 2012 compared to September 30, 2011. The decreases were partially offset by increases in local private line and other optional services. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,563,335, which is $472,112 or 15.6% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $8,123,960, which is $980,689 or 10.8% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decreases in network access revenues were primarily due to lower minutes of use and the implementation of the FCC Intercarrier Compensation and Universal Service Fund reform order in regards to state access pricing levels that took effect on July 3, 2012.

Video – We receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve eleven communities with our digital TV services and five communities with our CATV services. Video revenue was $1,494,017, which is $44,979 or 3.1% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $4,420,306, which is $198,343 or 4.7% higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. A combination of rate increases introduced into several of our markets over the course of 2011 and 2012; and the launching of IPTV services in New Ulm, Courtland, Redwood Falls, Springfield, Sanborn, Hutchinson and Litchfield, Minnesota and Aurelia, Iowa resulted in the increased revenues. This new enhanced service offering provides our customers with desired features and options, such as digital video recording. We also recognize increased revenues from these additional features and options.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,386,433, which is $68,156 or 5.2% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $4,128,579, which is $229,810 or 5.9% higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These increases were primarily due to a 461 or 4.5% increase in our broadband customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $155,715, which is $8,094 or 4.9% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $461,078, which is $23,938 or 4.9% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These decreases were primarily the result of a 239 or 1.8% decrease in our long distance customer base at September 30, 2012 compared to September 30, 2011. Our long distance customer base continues to decline as our customers utilize other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $979,088, which is $4,511 or 0.5% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase was primarily due to increases in the sales of cellular phone and activation revenues, partially offset by a decrease in the sales of CPE revenues. Other revenue was $2,859,877, which is $48,337 or 1.7% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was primarily due to a decrease in the sales of CPE and a decrease in leased CPE revenues. These decreases were partially offset by increases in the sales of cellular phones and activation revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $3,408,379, which is $184,625 or 5.7% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $10,574,102, which is $700,447 or 7.1% higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increases were primarily due to higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software, partially offset by lower employee benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,339,482, which is $371,933 or 21.7% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and were $4,573,112, which is $347,726 or 7.1% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decreases were primarily due to lower employee benefit costs, partially offset by increased expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $2,055,708, which is $41,923 or 2.1% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This increase is primarily due to an increase in our plant and broadband network. Depreciation and amortization was $6,092,798, which is $748,733 or 10.9% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during 2011 as we migrate to a new broadband network.

Operating Income

Operating income was $1,223,778, which is $257,997 or 17.4% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease was primarily due to a decrease in revenues combined with an increase in cost of services and depreciation and amortization, partially offset by a decrease in selling, general and administrative expenses, all of which are described above. Operating income was $3,118,370, which is $323,924 or 9.4% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was primarily due to a decrease in revenues combined with increases in cost of services, partially offset by a decrease in selling, general and administrative expenses, and depreciation and amortization, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $556,562, which is $11,993 or 2.1% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $1,665,981, which is $183,338 or 9.9% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decreases were primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2011. The variable rate we now pay on the portion of debt that had been previously swapped is lower than the fixed rate we had been paying.

Interest income was $808, which is $2,685 or 76.9% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $81,276, which is $5,561 or 6.4% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a result of servicing our debt, excess cash available to purchase investments was lower, and combined with lower interest rates offered by banks and other investment institutions, our interest income has declined.

Our equity portion of HCC’s net income was $218,372, which is $618 or 0.3% higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $711,073, which is $231,813 or 48.4% higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. HCC’s total net income was $655,118, which was $1,856 higher in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $2,133,220, which was $695,440 higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These increases were primarily the result of lower interest expense paid by Hector for their outstanding debt.

Other income for the nine months ended September 30, 2012 and 2011, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2012 amounted to $449,878, compared to $485,812 allocated and received in 2011. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $43,422, which is $30,004 or 40.9% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $132,364, which is $39,846 or 23.1% lower in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Other investment income includes our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $392,910, which is $118,569 or 23.2% lower in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and was $1,193,816, which is $23,200 or 2.0% higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The effective income tax rates for the nine months ending September 30, 2012 and 2011 were approximately 42.0% and 41.0%. The increase in the effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the recognition of approximately $29,000 in net tax benefits in the nine months ended September 30, 2011. This amount was originally reserved for the 2006 tax year, which was no longer open for examination by federal and state tax authorities. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Hector Communications Corporation Investment

In accordance with GAAP, we currently report our one-third ownership of HCC on the equity method. Under this method, we report our pro-rata share of net income or net loss each period from HCC’s operations. For the three months ended September 30, 2012 and 2011, we reported net income of $218,372 and $217,754. For the nine months ended September 30, 2012 and 2011, we reported net income of $711,073 and $479,260. All reported net income amounts reflect our one-third ownership. As set forth in Note 11 – “Hector Communications Corporation,” in the first nine months of 2012 and 2011, HCC had revenues of approximately $20.1 million and $20.3 million that are not reflected in our financial statements.

The pro forma information for our investment in HCC is shown in the following table using the proportionate consolidation method. We are providing this pro forma information to show the effect that our HCC investment has on our net income and would have on our operating income before interest, taxes, depreciation and amortization (OIBITDA) if we included these earnings in our operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proportionate Method:
Operating Revenues	$2,244,841	$2,336,579	$6,698,243	$6,771,290

Operating Expenses, Excluding Depreciation and Amortization	1,108,417	1,069,237	3,255,065	3,182,257
Depreciation and Amortization	745,930	728,257	2,216,747	2,205,560
Total Operating Expenses	1,854,347	1,797,494	5,471,812	5,387,817

Operating Income	390,494	539,085	1,226,431	1,383,473

Net Income	$218,372	$217,754	$711,073	$479,260

If we included our proportionate share of HCC’s OIBITDA in the OIBITDA of NU Telecom, our combined OIBITDA would have increased from $3,279,486 and $3,495,560 for NU Telecom alone, to $4,415,910 and $4,762,902 for the three months ended September 30, 2012 and 2011, and would have increased from $9,211,168 and $10,283,825 for NU Telecom alone, to $12,654,346 and $13,872,858 for the nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NU Telecom Operating Income	$1,223,778	$1,481,775	$3,118,370	$3,442,294
NU Telecom Depreciation and Amortization	2,055,708	2,013,785	6,092,798	6,841,531

NU Telecom OIBITDA	$3,279,486	$3,495,560	$9,211,168	$10,283,825

HCC Proportionate Operating Income	$390,494	$539,085	$1,226,431	$1,383,473
HCC Proportionate Depreciation and Amort	745,930	728,257	2,216,747	2,205,560

HCC Proportionate OIBITDA	$1,136,424	$1,267,342	$3,443,178	$3,589,033

Combined OIBITDA	$4,415,910	$4,762,902	$12,654,346	$13,872,858

Adjusted OIBITDA is a common measure of operating performance in the telecommunications industry. The presentation of OIBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for consolidated net income (loss) as a measure of performance and may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $96,319,786 at September 30, 2012, reflecting 56.6% equity and 43.4% debt. This compares to a capital structure of $97,191,975 at December 31, 2011, reflecting 55.2% equity and 44.8% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.44 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2012 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. In addition, we currently have approximately $5.2 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2012, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available resources.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2012	2011	Change	%
Net cash provided by (used in):
Operating activities	$7,539,726	$6,763,035	$776,691	11.48%
Investing activities	(5,167,129)	(4,165,437)	(1,001,692)	-24.05%
Financing activities	(3,003,899)	(3,943,332)	939,433	23.82%
Increase (Decrease) in cash and cash equivalents	$(631,302)	$(1,345,734)	$714,432	53.09%

Cash Flows from Operating Activities

The increase in cash flows provided by operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to a decrease in receivables due to the collection of a large amount of outstanding receivables, an increase in accounts payable and the other liabilities, partially offset by the increase in income taxes receivable and inventories, and a decrease in other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash and cash equivalents at September 30, 2012 were $590,415, compared to $1,221,717 at December 31, 2011.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were higher in the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher capital expenditures in 2012 related to current operations. Capital expenditures relating to on-going operations were $5,125,745 for the nine months ended September 30, 2012, compared to $4,127,719 for the nine months ended September 30, 2011. We expect total plant additions to be approximately $6,500,000 in 2012. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $5.2 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2012 included long-term debt repayments of $2,589,383 and the distribution of $1,268,895 of dividends to stockholders, offset by a $854,379 increase in debt due the use of our revolving credit facility.

Working Capital

We had working capital deficit (i.e. current assets minus current liabilities) of $1,033,301 as of September 30, 2012, with current assets of approximately $6.9 million and current liabilities of approximately $7.9 million, compared to a working capital deficit of $232,247 as of December 31, 2011. The ratio of current assets to current liabilities was 0.87 and 0.97 as of September 30, 2012 and December 31, 2011. The decrease in the working capital was primarily due to a portion of our long-term swaps becoming short-term in 2012, an increase in checks written in excess of cash balances and decreases in cash and cash equivalents and receivables, partially offset by an increase in inventories.

Dividends and Restrictions

We declared a quarterly dividend of $.0825 per share for the first, second and third quarters of 2012, which totaled $422,025 for the first quarter and $423,435 per quarter for the second and third quarters. We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second and third quarters of 2011, which totaled $422,025 per quarter. Our Board of Directors reviews quarterly dividend declarations based on anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. As of September 30, 2012, our Total Leverage Ratio fell below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. At September 30, 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

Obligations and Commitments

We have a credit facility with CoBank, ACB. Information about our contractual obligations, including obligations under the credit facility, and along with the cash principal payments due each period on our unsecured note payable and long-term debt is set forth in the following table. For additional information about our contractual obligations as of September 30, 2012 see Note 4 – “Secured Credit Facility”.

Description	Total	October 1 - December 31 2012	2013-2014	2015-2016	Thereafter
Deferred Compensation	$950,929	$17,441	$133,137	$124,766	$675,585
Long-term Debt	41,773,050	1,109,500	40,663,550	0	0
Interest on Long-term Debt (A)	2,414,130	539,188	1,874,942	0	0
Loan Guarantees	310,642	7,013	59,285	64,830	179,514
Operating Lease	93,030	6,645	53,160	33,225	0
Purchase Obligations (B)	0	0	0	0	0
Total Contractual Cash Obligations	$45,541,781	$1,679,787	$42,784,074	$222,821	$855,099

A.

Interest on long-term debt is estimated using rates in effect as of September 30, 2012. We use interest rate swap agreements to manage our cash flow exposure to interest rate movements on a portion of our variable rate debt obligations (see Note 5 – “Interest Rate Swaps”).

B.	There were no purchase obligations outstanding as of September 30, 2012.

Long-Term Debt

See Note 4 – “Secured Credit Facility” for information pertaining to our long-term debt.

Federal Regulation and Legislation

Intercarrier Compensation and Universal Service Fund (USF) Reform

On November 18, 2011 the FCC released an order (the Order) which established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two major provisions:

•	the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in rates; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established a short-term (Phase 1) and a longer-term (Phase 2) framework for a new fund, the Connect America Fund (CAF). Under Phase 1 of the CAF, the Order provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations equal to the amount of incremental support accepted divided by $775.

For Phase 2 of CAF, the FCC is working to establish rules for CAF funding based on a forward-looking cost model to further extend broadband to high-cost areas. If the FCC does not complete Phase 2 of CAF by the end of 2012, our USF funding will continue to be frozen at 2011 levels until completion of Phase 2 of CAF, but we will be required to use one-third of the frozen legacy support to operate and build broadband networks beginning in 2013. In 2014, this condition will increase from one-third to two-thirds, and in 2015 will increase to 100 percent. Based on current expenditures, we do not foresee any concerns complying with these additional funding conditions for all periods. The FCC is currently conducting the CAF Phase 2 rule-making proceeding, and we do not expect this proceeding to be complete by the end of 2012.

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reductions and ultimate elimination of terminating access rates. First, the FCC established a monthly charge that may be assessed to our retail consumers (Access Recovery Charge or ARC) subject to certain rate caps. Second, revenue reductions not recovered from the assessment of the ARC are eligible for recovery through additional universal service support through an access recovery mechanism.

On April 25, 2012 the FCC decided that on July 1, 2014 originating access charges for intrastate long distance traffic exchanged between an IP network and the traditional telecommunications network will be subject to no higher than interstate originating access rates. We continue to assess the impacts of the FCC’s intercarrier compensation reform on our business activities.

Additional implications of the Order will likely result in future additional rule making and require significant interpretation, management judgment and collaboration with other telecommunications carriers. We believe the steps we have taken to diversify our revenue streams and focus on growth opportunities will help us navigate through this transition without significant adverse effects.

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

We report the cumulative gain or loss on current derivative instruments as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If the protection agreement is concluded prior to reaching full maturity, the cumulative gain or loss is recognized in earnings. At the conclusion of the full term maturity of the protection agreement, no gain or loss is recognized. For any portion of our debt not covered with interest rate swap agreements, our earnings are affected by changes in interest rates as a portion of our long-term debt has variable interest rates based on LIBOR. If interest rates for the portion of our long-term debt based on variable rates had averaged 10% more for the nine months ended September 30, 2012, our interest expense would have increased approximately $11,300.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Extension Schema File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase File

101.DEF	XBRL Taxonomy Extension Definition Linkbase File

101.LAB	XBRL Taxonomy Extension Label Linkbase File

101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated:	November 9, 2012	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated:	November 9, 2012	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer