Form 10-K
period 2012-12-31
NEW ULM TELECOM INC
filed 2013-03-22
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ending December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_____to_____.

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

☐ Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,570,390. This calculation is based upon the closing price of $6.00 of the stock on June 30, 2012, as quoted on the Over the Counter Bulletin Board. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 22, 2013, there were 5,103,918 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2013 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2012 Annual Report on Form 10-K and other documents filed by New Ulm Telecom, Inc. (“NU Telecom” or “the Company”) under the federal securities laws, including Form 10-Q and Form 8-K, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects,” “will,” “may,” “continues” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause NU Telecom’s actual results to differ materially from such statements.

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

Website Access to SEC Reports

Our website at www.nutelecom.net provides information about our products and services, along with general information about NU Telecom and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors,” or call (507) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

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

PART I

Item 1. Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 108 years of experience in the local telephone exchange business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of five local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business consisted of the operation of a single ILEC (New Ulm Rural Telephone Company) and began in 1905. In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company. In 1993, we acquired our third ILEC, Peoples Telephone Company. In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). In 2012, we acquired our fifth ILEC, Sleepy Eye Telephone Company (SETC). Our ILEC businesses consist of connecting customers to our telephone network, providing switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide cable television services (CATV), Internet access services, including both dial-up and high-speed broadband access, and long distance service. We also install and maintain telephone systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

On December 31, 2012 NU Telecom completed a spin-off agreement with Hector Communications Corporation (HCC). NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off. Additional information pertaining to this acquisition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Our operations are currently conducted through the following subsidiaries:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc. (NU Telecom), the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company (PTC), a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company (SETC), a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company (WTC), a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 18.27% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.39% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services; and
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

We report the business operations of our five ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates five ILECs (New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC) and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), while PTC is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2012 we serve approximately 30,300 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. In addition, we provide telephone services for the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Jeffers, Litchfield, Mayer, New Germany, New Ulm, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one CATV system in Aurelia, Iowa. These CATV systems serve approximately 11,200 customers.

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

Neither our ILECs nor CLECs are dependent upon any single customer or small group of customers. No single customer accounted for 10% or more of our consolidated revenues in any of the last two years.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for the provisioning of commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our digital TV services and five communities with our CATV services.

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

•

We have and will continue to upgrade our networks and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to data centers and business customers. We intend to continue to introduce new services that draw upon our core competencies and that we believe are attractive to our target customers. In considering new services, we look for market opportunities that we believe present growth opportunities.

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

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidations and mergers occur with communication companies. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other communication providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include being more committed to providing services and support, better knowledge of and connection to the local markets and more flexible communications solutions than our larger competitors.

The long-range effect of competition on the delivery of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Past federal and state legislation have tended to expand competition in the telecommunications industry.

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our local telephone facilities. In addition, microwave transmission services, wireless communications, fiber optic/coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services also permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to increase operating efficiencies and to provide new services to our new and existing customer base. These new technologies include the latest release of digital switching technology on all of our ILEC switches and the installation of a new Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in case of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to over 95% of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 85% of our access lines.

We currently compete as a CLEC in the cities of Redwood Falls and Litchfield, Minnesota. CenturyLink is the existing ILEC in these markets. Competition also currently exists in the other communities and areas served by our ILECs for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We are also experiencing competition in the Minnesota communities of Glencoe, Hutchinson, Litchfield, New Ulm, Redwood Falls, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Hutchinson, Litchfield, Redwood Falls, Sleepy Eye and Springfield markets. Several other communications providers also compete with us in our markets in providing Internet services. Our ILECs and CLECs have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer satisfaction.

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

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. We are not dependent on any particular supplier or group of affiliated suppliers for our equipment needs.

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

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and also by municipal franchise agreements. Internet access (dial-up or high speed) is unregulated at both the state and federal levels. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an ILEC or CLEC.

Our CLEC businesses provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 (FCA34) as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The TA96 amended the FCA34 and has had a dramatic effect on the competitive environment in the telecommunications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks to originate or terminate interexchange or international calls. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network. Special access pricing is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates the prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. The lower per-minute-of-use access rate, combined with changing minutes of use on our network, carriers optimizing their network costs and lower demand for dedicated lines have affected our network access revenues.

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

Each of our ILECs determines interstate access charges under rate of return regulation, under which they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by FCC rules, which applies only to service providers with fewer than 50,000 lines. Three of our ILECs (HTC, PTC and WTC) utilize an average schedule process and the concept of pooling with other ILECs in NECA to arrive at rates and fair compensation. Our other two ILECs (New Ulm and SETC) arrive at their interstate rates through a study of their own individual interstate costs. Minnesota and Iowa utility commissions regulate the intrastate access rates for all five of our ILECs in their respective states.

Wireline Interstate

Our ILEC companies participate in the NECA common line pool. End-User Common Line funds collected are pooled and some of our ILEC revenue is based on settlements distributed from the pool. Our ILEC companies also participate in the NECA traffic-sensitive pool. These pool settlements are adjusted periodically.

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the ILEC with whom the CLEC competes. The rates charged by our facilities-based CLECs for switched access are generally lower than the rates charged by our ILECs.

Intercarrier Compensation and Universal Service Fund (USF) Reform

The FCC released the National Broadband Plan in April 2010 recommending significant changes in the Access Charge policy and processes. This was followed on November 18, 2011, by FCC Order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path towards a “bill & keep” regime where there is no compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected local exchange carrier.

These rules have been clarified in several orders on Reconsideration, and while they are being challenged through appeals in Federal Appellate courts, we are already experiencing their impact on our companies. If they remain in place, they will force a substantial reduction of our terminating intercarrier compensation, including intrastate and interstate access charges, over the next nine years and provide for certain support mechanisms and end user charges as a means of offsetting compensation.

The Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes IXCs and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2012, Telecom network access revenue represented approximately 33% of our operating revenue, down from approximately 36% for the year ended December 31, 2011.

The MPUC has considered intrastate access reform and universal service for several years, but has not yet taken action. On August 25, 2010 the IUB closed a docket on exploration of a state USF. We are actively participating in access reform proceedings in the regulatory and legislative arenas on both the state and federal level. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

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

Universal Service

The Federal Universal Service Fund (FUSF) was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

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

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our ILECs has been designated as an ETC. CLECs are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our CLECs are currently not receiving FUSF support. All ETCs must certify annually to USAC or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. That certification is due to the FCC in October of each year in order for carriers to receive funding for the upcoming year. Both Minnesota and Iowa have adopted more stringent guidelines for this determination as recommended by the FCC. To some extent, this increased level of scrutiny puts our receipts of FUSF at risk each year.

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

Employees

As of March 1, 2013 we had 144 full-time equivalent employees.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2013, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer– NU Telecom	55

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer and Corporate Secretary – NU Telecom	56

Curtis O. Kawlewski	Chief Financial Officer and Treasurer– NU Telecom	46

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

Mr. Otis has been President and Chief Executive Officer since 1985. Prior to that time, he was the Office Manager/Controller from 1979 to 1985. Mr. Otis also served as a Director, Chairman of the Board of Directors and President of HCC, and is the Chairman of the Board for both Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours. In addition, Mr. Otis sits on the Board of Governors of FiberComm, LC, also an equity subsidiary of ours.

Ms. Bornhoft has been Vice President, Chief Operating Officer and Corporate Secretary since 1998. Ms. Bornhoft has been employed with us since 1990. Ms. Bornhoft also served as a Board Director for HCC and is a current board director for Broadband Visions, LLC, in addition to serving as President for both Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Mr. Kawlewski has been Chief Financial Officer and Treasurer since 2009. Mr. Kawlewski also serves as the Treasurer for Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours.

Item 1A.	Risk Factors.

Not required for a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2. Properties

Our business is primarily focused on the provision of communication service and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2012, our gross property, plant and equipment of $125,290,928 (net balance of $44,824,025) consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. We own the telephone property, plant and equipment that we use to operate our telephone systems. Our five ILECs own the central office equipment (COE) that we use to record, switch and transmit telephone calls, as described below:

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

PTC’s COE was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. PTC leases host switching facilities from FiberComm, LC, in which we own an 18.27% equity interest.

SETC’s host COE was installed in 1984 and consists of Nortel Networks DMS-10 (now Genband). SETC also has remote switching sites in two other locations: Hanska and Evan. The equipment at these remote switching sites is housed within specially designed COE buildings. Goodhue’s host COE was installed in 1981 and consists of Nortel Networks DMS-10 (now Genband). Goodhue also has remote switching sites in five other locations: Bellechester, Mazeppa, Ponderosa, Welch and White Rock. The equipment at these remote switching sites is housed within specially designed COE buildings.

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

Our principal property locations are the following:

(1)	HTC owns a building located at 235 Franklin Street South West, Hutchinson, Minnesota. This building houses a business office and central office and contains approximately 22,616 square feet.

(2)

HTC owns three buildings located at 345 Michigan Street South East, Hutchinson, Minnesota. These buildings house HTC’s outside plant equipment and contain office space for customer service technicians. The three buildings have approximately 19,200 square feet.

(3)	HTC owns a tower located at 345 Michigan Street South East, Hutchinson, Minnesota.

(4)	HTI owns a building located at 421 South CSAH 34, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet.

(5)

HTI owns three towers and buildings. One tower and building is located at 20877 County Road 9, Darwin, Minnesota. This building contains approximately 168 square feet. The second tower is located at 55106 County Road 38, Buffalo Lake, Minnesota. This building contains approximately 168 square feet. The third tower is located at 22100 Minnesota Highway 15, Dassel, Minnesota. This building contains approximately 240 square feet.

(6)	New Ulm owns a building located at 2104 East 10th Street, Glencoe, Minnesota that houses a business office, COE and CATV head-end equipment. The building contains approximately 962 square feet.

(7)

New Ulm owns a building located at 27 North Minnesota, New Ulm, Minnesota. This building contains approximately 14,000 square feet and is used primarily as a retail location housing customer support services and our corporate business offices.

(8)

New Ulm owns the building located at 400 Second Street North, New Ulm, Minnesota. The building was originally constructed in 1918 and contains some of our back office functions and COE. The building also contains warehouse and garage space and contains approximately 23,700 square feet.

(9)	New Ulm owns a building located at 137 East 2nd Street, Redwood Falls, Minnesota. This building contains business offices and COE and contains approximately 1,540 square feet.

(10)

New Ulm owns land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area.

(11)

New Ulm owns two additional parcels within the city limits of New Ulm, Minnesota. The first parcel, legally described as Lot 3 – Block 1 and Lot 2 – Block 3, Airport Industrial Park contains a new remote and retail facility. This building contains approximately 2,400 square feet, with approximately 1,350 square feet used as retail space. The remaining space is used as a remote central office. The second parcel is legally described as Lot 3 – Block 1, Bridge Street Industrial Park First Addition is currently vacant and available for future use.

(12)

New Ulm owns the warehouse located at 1201 North Front Street, New Ulm, Minnesota. The warehouse contains 13,680 square feet and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction, and office space for customer service technicians.

(13)

New Ulm owns three towers and the land on which they are located. One tower is located east of the city of New Ulm, Minnesota along Highway 14 in Nicollet County. Another tower is located north of Saint George, Minnesota. The third tower is located at 400 Second Street North, New Ulm, Minnesota.

(14)	PTC owns a building located at 133 Main Street, Aurelia, Iowa. This building contains approximately 1,100 square feet of warehouse space and 525 square feet of office space.

(15)

PTC owns the building adjacent to its main office building located at 217 Main Street, Aurelia, Iowa. This building has the capacity to expand the present main office building and contains approximately 1,875 square feet.

(16)	PTC owns a building located at 221 Main Street, Aurelia, Iowa that houses a business office, COE and CATV head-end equipment. The building contains approximately 1,875 square feet.

(17)	PTC also owns a vacant lot located at 121 Main Street, Aurelia, Iowa. This lot is 25 feet by 100 feet.

(18)	SETC owns a building located at 111 2nd Street, Goodhue, Minnesota. This building houses the business office and contains approximately 3,628 square feet.

(19)	SETC owns a building located at 207 S Broadway, Goodhue, Minnesota. This building houses the warehouse and contains approximately 1,200 square feet.

(20)	SETC leases a building located at 101 Ellsworth Street SW, Sleepy Eye, Minnesota. This building houses the warehouse and contains approximately 5,625 square feet.

(21)	SETC owns a building located at 121 2nd Ave NW, Sleepy Eye, Minnesota. This building houses the business office and COE and contains approximately 13,000 square feet.

(22)	WTC owns a tower located in the city of Sanborn and leases the land on which the tower is located.

(23)	WTC owns a building located at 22 South Marshall, Springfield, Minnesota. This building houses the business office and COE and contains approximately 2,100 square feet.

(24)

WTC owns a warehouse and lot located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction and contains approximately 3,750 square feet.

In addition, New Ulm, HTC, PTC, SETC, WTC and HTI own the huts, buildings, lines, cables and associated outside physical plant for use in providing telephone and CATV services. We also own equipment leased to subscribers such as telephone sets and other similarly-used instruments.

Item 3. Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “NULM.” As of March 1, 2013 there were 1,384 registered stockholders and approximately 641 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTC Bulletin Board during 2012 and 2011. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2012			2011
	High	Low		High	Low
1st quarter	7.00	6.02	1st quarter	5.85	5.30
2nd quarter	6.75	5.50	2nd quarter	6.50	5.35
3rd quarter	7.25	5.75	3rd quarter	6.25	5.60
4th quarter	7.00	5.91	4th quarter	7.00	5.75

Dividends and Restrictions

We declared a quarterly dividend of $0.0825 per share for each of the four quarters ending December 31, 2012, which totaled $422,025 for the first quarter and $423,435 per quarter for the second, third and fourth quarters. We declared a quarterly dividend of $.08 per share for the first quarter of 2011, which totaled $409,235 and a quarterly dividend of $.0825 per share for the second, third and fourth quarters, which totaled $422,025 for each quarter. A quarterly cash dividend of $0.0825 per share was paid on March 15, 2013 to stockholders of record at the close of business on March 8, 2013.

Our Board of Directors has adopted dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute this cash to our stockholders. We expect to continue to pay quarterly dividends during 2013, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At December 31, 2012 and December 31, 2011 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Issuer Purchases of Common Stock

As part of the HCC spin-off, NU Telecom received 28,600 shares of NU Telecom stock that had been held by HCC. These shares have been retired for NU Telecom financial statement purposes.

We did not repurchase any shares of common stock in 2012 and 2011. Currently, we do not anticipate the repurchase of any common stock in 2013, and our Board of Directors has not authorized the repurchase of any common stock.

Item 6. Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

NU Telecom offers a diverse array of communications products and services. Our ILEC and CLEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, and video services. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC, continuing the expansion of our service area into the Minnesota communities and surrounding areas of Bellechester, Goodhue, Hanska, Mazzepa, Sleepy Eye and White Rock. In 2010, we acquired the assets of the CATV system located in and around Glencoe, Minnesota. We also sell and service other communications products.

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

Executive Summary
Highlights in 2012:

•

On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off. Additional information pertaining to this acquisition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

•

Net income in 2012, totaled $3,174,914, which was a 56.6% increase compared to 2011. The HCC spin-off was structured as a tax-free reorganization under Section 355 of the Internal Revenue Code. NU Telecom had $1,778,309 of deferred book taxes associated with the HCC equity subsidiary that was reversed in 2012 due to the HCC spin-off. This reversal eliminated our income tax expense for 2012 and allowed us to record an income tax benefit of $365,477 for 2012.

•

Consolidated revenue for 2012 totaled $32,482,988, which was a $788,463 decrease compared to 2011. Network access revenue declined $1,071,332 or 9.0% in 2012 compared to 2011 largely due to lower minutes of use and the implementation of the FCC Intercarrier Compensation and the USF reform order in regards to state access pricing levels that took effect on July 3, 2012. This decrease was partially offset by increases in video and data revenue of $311,378 or 5.5% and $320,037 or 6.1%.

•

The HCC spin-off added approximately 4,700 access lines, 1,100 video customers, 2,900 broadband customers, 100 dial-up internet customers and 2,400 long distance customers to our customer base as of December 31, 2012.

Business Trends

Included below is synopsis of trends management believes will continue to affect our business in 2013.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line increases totaled 3,659 or 13.8% in 2012 compared to 2011 due to the addition of SETC.

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

In November, 2011 the FCC released proposed rulemaking which comprehensively reforms and begins a new era in universal service and intercarrier compensation. This reform order impacts numerous support mechanisms and network access revenue streams that we have received in the past. While these rules may be altered based on ongoing petitions for reconsideration and are being challenged through appeals, we are evaluating them. We cannot predict the entire impact these regulatory changes will have on our revenue and costs, but do believe it will increase the historical decline in revenue and profitability of our company.

Financial results for the Telecom Segment for the years ended December 31, 2012 and 2011 are included below:

Telecom Segment

	2012	2011	Increase (Decrease)

Operating Revenues
Local Service	$5,782,218	$6,000,257	$(218,039)	-3.63%
Network Access	10,781,356	11,852,688	$(1,071,332)	-9.04%
Video	5,969,610	5,658,232	$311,378	5.50%
Data	5,568,000	5,247,963	$320,037	6.10%
Long Distance	607,902	649,404	$(41,502)	-6.39%
Other	3,773,902	3,862,907	$(89,005)	-2.30%
Total Operating Revenues	32,482,988	33,271,451	$(788,463)	-2.37%

Cost of Services, Excluding Depreciation and Amortization	14,310,030	13,456,756	$853,274	6.34%
Selling, General and Administrative	6,269,618	6,400,900	$(131,282)	-2.05%
Depreciation and Amortization Expenses	8,219,749	9,010,393	$(790,644)	-8.77%
Total Operating Expenses	28,799,397	28,868,049	$(68,652)	-0.24%

Operating Income	$3,683,591	$4,403,402	$(719,811)	-16.35%

Net Income	$3,174,914	$2,027,523	$1,147,391	56.59%

Capital Expenditures	$7,014,135	$4,824,204	$2,189,931	45.39%

Key metrics
Access Lines	30,252	26,593	3,659	13.76%
Video Customers	11,204	10,309	895	8.68%
Broadband Customers	13,652	10,465	3,187	30.45%
Dial Up Internet Customers	476	638	(162)	-25.39%
Long Distance Customers	15,372	13,530	1,842	13.61%

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $5,782,218, which is $218,039 or 3.6% lower in 2012 than in 2011. Local service revenue was lower in 2012 compared to 2011 primarily due to a decrease in access lines of 1,055 or 4.0%, prior to the addition of access lines associated with the spin-off of SETC on December 31, 2012. The decrease in revenues was partially offset by increases in local private line and other optional services. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill SLCs to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $10,781,356, which is $1,071,332 or 9.0% lower in 2012 than in 2011 primarily due to lower minutes of use and the implementation of the FCC Intercarrier Compensation and the USF reform order in regards to state access pricing levels that took effect on July 3, 2012.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our digital TV services and five communities with our CATV services. Video revenue was $5,969,610, which is $311,378 or 5.5% higher in 2012 than in 2011. A combination of rate increases introduced into several of our markets over the course of 2011 and 2012; and the launching of IPTV services in Courtland, Hutchinson, Litchfield, New Ulm, Redwood Falls, Sanborn and Springfield, Minnesota and Aurelia, Iowa resulted in the increased revenues. This new enhanced service offering provides our customers with desired features and options, such as digital video recording. We also recognize increased revenues from these additional features and options.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,568,000, which is $320,037 or 6.1% higher in 2012 than in 2011. This increase was primarily due to an increase in broadband customers of 269 or 2.6%, partially offset by a loss of 243 dial-up customers or 38.1%, prior to the addition of data customers associated with the spin-off of SETC on December 31, 2012. Broadband customers have a higher profit margin than dial-up Internet customers. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $607,902, which is $41,502 or 6.4% lower in 2012 than in 2011. Long distance revenue was lower in 2012 compared to 2011 primarily due to a decrease in long distance lines of 552 or 4.1%, prior to the addition of long distance lines associated with the spin-off of SETC on December 31, 2012, as customers continue to use other technologies such as wireless and IP services to satisfy their long distance communication needs.

Other Revenue – We generate revenue from directory publishing, sales and service of CPE, bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $3,773,902, which is $89,005 or 2.3% lower in 2012 than in 2011. This decrease was primarily due to a decrease in the sales of CPE revenues, partially offset by an increase in the sales of cellular phone and activation revenues.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $14,310,030, which is $853,274 or 6.3% higher in 2012 than in 2011. This increase was primarily due to higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software, partially offset by lower employee benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,269,618, which is $131,282 or 2.1% lower in 2012 than in 2011. This decrease was primarily due to lower employee benefit costs, partially offset by increased expenses associated with complying with new SEC financial reporting requirements.

Depreciation and Amortization

Depreciation and amortization was $8,219,749, which is $790,644 or 8.8% lower in 2012 than in 2011. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during 2012 and 2011 as we migrate to a new broadband network.

Operating Income

Operating income was $3,683,591, which is $719,811 or 16.3% lower in 2012 than in 2011. This decrease was primarily due to a decrease in revenue combined with an increase in cost of services, partially offset by a decrease in depreciation and amortization, and selling, general and administrative expenses, all of which are described above.

Consolidated Results

Other Income and Interest Expense

HCC investment income increased $80,741 in 2012 compared to 2011. The increase reflects our equity portion of HCC net income prior to the spin-off of HCC on December 31, 2012. HCC net income increased in 2012 and 2011 primarily due to decreased interest expense associated with reduction of debt combined with lower interest rates on outstanding debt.

Other income in 2012 and 2011 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2012 amounted to $449,878, compared to $485,812 allocated and received in 2011. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income decreased $5,249 in 2012 compared to 2011. As a result of servicing our debt, excess cash available to purchase investments was lower.

Interest expense decreased $188,995 in 2012 compared to 2011. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2011 as the variable rate we now pay on that debt portion is lower than the fixed rate we were previously paying, and the implementation of a cash management program with CoBank, ACB at the beginning of 2011.

Other investment income decreased $95,785 in 2012 compared to 2011. Other investment income includes our equity ownerships in several partnerships and limited liability corporations. We recorded $158,582 of income from equity investments in 2012 and $228,168 of income in 2011

Income Taxes

Income tax expense decreased by $1,869,394 as we recorded an income tax benefit of $365,477 in 2012 and income tax expense of $1,503,917 in 2011. The effective income tax rate was (13.0%) and 42.6% for 2012 and 2011. The effective income tax rate in 2012 was lower than 2011 primarily due to changes in deferred taxes as a result of the HCC spin-off, partially offset by the recognition of approximately $29,000 in net tax benefits in 2011. This amount was originally for the 2006 tax year, which was no longer open for examination by federal and state tax authorities. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $102,338,011 at December 31, 2012, reflecting 54.5% equity and 45.5% debt. This compares to a capital structure of $97,191,975 at December 31, 2011, reflecting 55.2% equity and 44.8% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.15 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2012 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2012 we had a working capital deficit of $4,947. However, at December 31, 2012 we also had approximately $3.8 million available under our revolving credit facility to fund any short-term working capital needs.

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

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of December 31, 2012, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2012	2011	Increase (Decrease)

Net cash provided by (used in):
Operating activities	$10,450,013	$8,654,333	$1,795,680	20.75%
Investing activities	(7,020,595)	(4,866,204)	(2,154,391)	44.27%
Financing activities	(1,901,285)	(4,961,115)	3,059,830	-61.68%
Increase (decrease) in cash	$1,528,133	$(1,172,986)	$2,701,119	-230.28%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2012 was $10,450,013, compared to cash generated by operations of $8,654,333 in 2011. The increase in cash flows from operating activities in 2012 was primarily due to an increase in net income, the timing of changes in receivables, partially offset by the change in deferred income tax.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2012 was $2,749,850, compared to $1,221,717 at December 31, 2011.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $7,020,595 for the year ended December 31, 2012, compared to $4,866,204 used in investing activities in 2011. Capital expenditures relating to on-going operations were $7,014,135 in 2012 and $4,824,204 in 2011. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $3.8 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2012 was $1,901,285. This included long-term debt repayments of $3,698,883 and the distribution of $1,692,329 of dividends to stockholders, offset by a $1,191,713 increase in debt due to the new loan associated with the HCC spin-off and a $2,298,214 increase in debt due to the use of our revolving credit facility. Cash used in financing activities for the year ended December 31, 2011 was $4,961,115. This included long-term debt repayments of $3,208,976, a $76,829 reduction in our revolving credit facility and the distribution of $1,675,310 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $4,947 as of December 31, 2012, with current assets of approximately $8.6 million and current liabilities of approximately $8.6 million, compared to a working capital deficit of $232,247 as of December 31, 2011. The ratio of current assets to current liabilities was 1.00 and 0.97 as of December 31, 2012 and 2011. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2012, were $42,494,385, excluding current debt maturities of $4,113,000. Long-term debt obligations as of December 31, 2011, were $39,809,171, excluding current debt maturities of $3,698,883.

We have a credit facility with CoBank, ACB. Under the credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and borrowed an additional $4,500,000 on December 19, 2012 and entered into promissory notes on the following terms:

MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $8,221,385 on this revolving note as of December 31, 2012.

●

RX0583-T3 - $4,500,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2014. Seven quarterly principal payments of $225,000 are due commencing June 30, 2013 through December 31, 2014. A final balloon payment of $2,925,000 is due at maturity of the note on December 31, 2014.

RX0583-T1 and RX0583-T2 initially bear interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. RX0583-T3 initially bears interest at a “LIBOR Margin” rate equal to 3.00 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

MLA RX0584

●

RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2012.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. At December 31, 2012 and 2011, we were in compliance with all financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if we are not in default or potential default under our loan agreements. As of September 30, 2012, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2012 Annual Report on Form 10-K, are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2012.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm’s and SETC’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $175,705 and $300,000 as of December 31, 2012 and 2011.

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

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreements were determined based on Level 2 inputs.

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

In 2012 and 2011, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2012 and 2011, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2012 DCF model include the following:

•	A 10.00% weighted average cost of capital based on an industry weighted average cost of capital; and
•	A 1.50% terminal growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of that goodwill was $39,975,906 as of December 31, 2012 and $29,707,100 as of December 31, 2011. The increase of $10,268,806 in goodwill in 2012 compared to 2011 is due to the addition of goodwill obtained through the HCC spin-off on December 31, 2012.

In 2012, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $5.9 million, which indicated that we had no impairment as of December 31, 2012. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2012.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 14.29% to 24.39%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
March 22, 2013

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
OPERATING REVENUES:
Local Service	$5,782,218	$6,000,257
Network Access	10,781,356	11,852,688
Video	5,969,610	5,658,232
Data	5,568,000	5,247,963
Long Distance	607,902	649,404
Other	3,773,902	3,862,907
Total Operating Revenues	32,482,988	33,271,451

OPERATING EXPENSES:
Plant Operations, Excluding Depreciation and Amortization	6,633,873	6,332,282
Cost of Video	5,104,561	4,664,436
Cost of Internet	959,058	884,685
Cost of Other Nonregulated Services	1,612,538	1,575,353
Depreciation and Amortization	8,219,749	9,010,393
Selling, General, and Administrative	6,269,618	6,400,900
Total Operating Expenses	28,799,397	28,868,049

OPERATING INCOME	3,683,591	4,403,402

OTHER (EXPENSE) INCOME:

Gain (Loss) on Sale of Equity Investments	—	(4,796)
Interest During Construction	19,067	47,277
Equity in Earnings of Hector Investment	770,539	689,798
CoBank Patronage Dividends	449,878	485,812
Interest Income	81,808	87,057
Loss on Hector Communications Corporation Spin-Off	(111,546)	—
Interest Expense	(2,227,343)	(2,416,338)
Other Investment Income (Expense)	143,443	239,228
Total Other Income (Expense)	(874,154)	(871,962)

INCOME BEFORE INCOME TAXES	2,809,437	3,531,440

INCOME TAXES	(365,477)	1,503,917

NET INCOME	$3,174,914	$2,027,523

BASIC AND DILUTED NET INCOME PER SHARE	$0.62	$0.40

DIVIDENDS PER SHARE	$0.33	$0.33

WEIGHTED AVERAGE SHARES OUTSTANDING	5,123,017	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net Income	$3,174,914	$2,027,523

Other Comprehensive Income:
Unrealized Gain (Loss) of Equity Method Investee	(37,379)	357,316
Reclassification for the Realized Loss on HCC Spin-Off	111,546	—
Unrealized Gains on Interest Rate Swaps	939,332	887,994
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(378,578)	(359,371)
Other Comprehensive Income	634,921	885,939

Comprehensive Income	$3,809,835	$2,913,462

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011
CURRENT ASSETS:
Cash	$2,749,850	$1,221,717
Receivables, Net of Allowance for Doubtful Accounts of $175,705 and $300,000	1,996,996	2,430,589
Income Taxes Receivable	201,270	167,855
Materials, Supplies, and Inventories	2,276,368	1,946,831
Deferred Income Taxes	795,375	907,352
Prepaid Expenses	610,265	454,124
Total Current Assets	8,630,124	7,128,468

INVESTMENTS & OTHER ASSETS:
Goodwill	39,975,906	29,707,100
Intangibles	28,609,193	20,215,961
Hector Investment	—	21,284,456
Other Investments	6,491,513	4,359,226
Deferred Charges and Other Assets	77,478	116,214
Total Investments and Other Assets	75,154,090	75,682,957

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	105,707,925	93,981,635
Other Property & Equipment	10,221,493	6,769,814
Video Plant	9,361,510	8,606,189
Total Property, Plant and Equipment	125,290,928	109,357,638
Less Accumulated Depreciation	80,466,903	74,478,555
Net Property, Plant & Equipment	44,824,025	34,879,083

TOTAL ASSETS	$128,608,239	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2012 AND 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,113,000	$3,698,883
Accounts Payable	1,988,390	1,186,665
Other Accrued Taxes	193,746	204,140
Financial Derivative Instruments	303,851	—
Deferred Compensation	67,614	195,375
Accrued Compensation	569,028	679,158
Other Accrued Liabilities	1,399,442	1,396,494
Total Current Liabilities	8,635,071	7,360,715

LONG-TERM DEBT, Less Current Portion	42,494,385	39,809,171

NONCURRENT LIABILITIES:
Loan Guarantees	303,627	453,329
Deferred Income Taxes	20,215,563	14,142,484
Unrecognized Tax Benefit	94,952	—
Other Accrued Liabilities	136,146	64,217
Financial Derivative Instruments	—	1,243,183
Deferred Compensation	997,869	933,488
Total Noncurrent Liabilities	21,748,157	16,836,701

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,103,918 and 5,115,435 Shares Issued and Outstanding	8,506,530	8,525,725
Accumulated Other Comprehensive Income (Loss)	(179,313)	(814,234)
Retained Earnings	47,403,409	45,972,430
Total Stockholders’ Equity	55,730,626	53,683,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,608,239	$117,690,508

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,174,914	$2,027,523
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,258,486	9,049,414
Loss on Sale of Equity Investments	—	4,796
Undistributed Earnings of Hector Investment	(770,539)	(689,798)
Loss on Hector Communications Corporation Spin-Off	111,546	—
Undistributed Earnings of Other Equity Investment	(158,582)	(228,168)
Noncash Patronage Refund	(157,457)	(179,057)
Stock Issued in Lieu of Cash Payment	65,800	—
Distributions from Equity Investments	300,000	200,000
Changes in Assets and Liabilities:
Receivables	1,017,501	(768,365)
Income Taxes Receivable	(33,415)	(82,637)
Materials, Supplies, and Inventories	(224,434)	(238,789)
Prepaid Expenses	(88,638)	(108,219)
Deferred Charges And Other Assets	—	53,087
Accounts Payable	926,587	(565,928)
Other Accrued Taxes	(21,691)	16,920
Other Accrued Liabilities	(112,592)	172,530
Deferred Income Taxes	(1,642,103)	661,557
Deferred Compensation	(195,370)	(670,533)
Net Cash Provided by Operating Activities	10,450,013	8,654,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(7,014,135)	(4,824,204)
Cash Acquired from Spin-Off of HCC	18,150	—
Other, Net	(24,610)	(42,000)
Net Cash Used in Investing Activities	(7,020,595)	(4,866,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,698,883)	(3,208,976)
Issuance of Long-Term Debt	1,191,713	—
Changes in Revolving Credit Facility	2,298,214	(76,829)
Dividends Paid	(1,692,329)	(1,675,310)
Net Cash Used in Financing Activities	(1,901,285)	(4,961,115)

NET INCREASE (DECREASE) IN CASH	1,528,133	(1,172,986)

CASH at Beginning of Period	1,221,717	2,394,703

CASH at End of Period	$2,749,850	$1,221,717

Supplemental cash flow information:
Cash paid for interest	$2,175,356	$2,354,014
Net cash paid for income taxes	$1,310,000	$925,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2010	5,115,435	8,525,725	(1,700,173)	45,620,217	52,445,769

Net Income				2,027,523	2,027,523
Dividends				(1,675,310)	(1,675,310)
Other Comprehensive Income			885,939		885,939

BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

Directors’ Stock Plan	17,083	28,472		72,328	100,800
Retirement of Stock from HCC Spin-Off	(28,600)	(47,667)		(123,934)	(171,601)
Net Income				3,174,914	3,174,914
Dividends				(1,692,329)	(1,692,329)
Other Comprehensive Income			634,921		634,921

BALANCE on December 31, 2012	5,103,918	$8,506,530	$(179,313)	$47,403,409	$55,730,626

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm’s and SETC’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

We derive revenues the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Receivables

As of December 31, 2012 and 2011, our consolidated receivables totaled $1,996,996 and $2,430,589, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2012 and 2011 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. To estimate the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer financial condition and credit worthiness, and concentrations of credit risk. Specific receivables are written off once we determine the account is uncollectible.

The activity in our allowance for doubtful accounts include the following:

	For Year Ended December 31
	2012	2011

Balance at beginning of period	$300,000	$794,637
Additions charged to costs and expenses	65,603	242,618
Accounts Written Off	(189,898)	(737,255)
Balance at end of period	$175,705	$300,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2012 and 2011 was $2,276,368 and $1,946,831.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2012 and 2011, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out (FIFO) method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreements were determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2012.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. In addition, we have determined that our HTC trade name intangible asset no longer has an indefinite life due to our re-branding initiatives. We have determined that the HTC trade name will be amortized over three years, beginning in 2010, as the re-branding initiatives are completed. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 4 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,975,906 as of December 31, 2012 and $29,707,100 as of December 31, 2011. The increase in 2012 compared to 2011 was due to the addition of goodwill obtained in the HCC spin-off. In the fourth quarter of 2012 and 2011 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2012 and 2011.

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

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2012. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $187,009 and $209,580 in 2012 and 2011.

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

Earnings And Dividends Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted earnings per share are based on our weighted average number of shares outstanding of 5,123,017 and 5,115,435 for the periods ended December 31, 2012 and 2011.

Dividends per share are declared quarterly by the NU Telecom Board of Directors.

Recent Accounting Developments

In December, 2011 the Financial Accounting Standards Board (FASB) issued authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. This guidance is effective for fiscal years beginning on or after January 1, 2013, including interim periods therein and requires retrospective for application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In September 2011, FASB issued authoritative guidance related to the testing of goodwill for impairment. This guidance allows an entity the option to first access qualitative factors before calculating the fair value of a reporting unit. The entity may avoid applying the current two-step impairment test to a reporting unit if it determines, based on its assessment of qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this guidance has not had a material impact on our financial statements.

In June 2011, FASB issued authoritative guidance requiring reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented, which was deferred in December 2011. We will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the authoritative guidance issued in June 2011 until further guidance is issued. We do not expect this guidance to have a material impact on our consolidated financial statements.

In May 2011, FASB issued authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3, as described in Note 1 – “Summary Of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this guidance has not a material impact on our disclosures.

We reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and 2011, include the following:

	2012	2011

Telecommunications Plant:
Land	$494,082	$446,575
Buildings	8,840,981	6,905,087
Other Support Assets	10,191,528	9,142,961
Central Office and Circuit Equipment	40,992,951	36,641,453
Cable and Wire Facilities	44,584,800	40,339,563
Other Plant and Equipment	404,883	394,323
Plant Under Construction	198,700	111,673
	105,707,925	93,981,635

Other Property	10,221,493	6,769,814
Video Plant	9,361,510	8,606,189

Total Property, Plant and Equipment	$125,290,928	$109,357,638

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $6,142,980 and $6,933,640 in 2012 and 2011. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2012 and 2011 were 5.4% and 6.4%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Hector Communications Corporation Spin-Off Agreement

On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU had originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt.

The preliminary allocation of the spin-off value of SETC is shown below:

Current assets	$439,664
Property, plant and equipment	9,847,787
Investments	2,412,938
Customer relationship intangible	9,900,000
Trade name intangible	570,000
Excess costs over net assets acquired (Goodwill)	10,268,806
Current liablities	(300,621)
Deferred liabilities	(7,675,522)
Total price allocation	25,463,052
Less Cash Acquired	(18,150)

Total Consideration For Acquisition, Net	$25,444,902

This spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of acquisition. Based upon our preliminary spin-off price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $20,738,806, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $9,900,000 and trade name intangible of $570,000. The estimated useful life of the customer relationship intangible is 14 years and trade name intangible is 5 years.

The preliminary valuation allocation is subject to change based on pending operational true-ups related to accounts receivable and accounts payable.

Pro Forma Financial Information

Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments. The following pro forma results presented are for 2012 as if the spin-off had been completed on January 1, 2012. The Company is providing this pro forma condensed Statement of Income to facilitate analysis of the 2012 Statement of Income.

	TWELVE MONTHS ENDED DECEMBER 31, 2012
				New Ulm Telecom, Inc. Pro Forma Combined
	Actual
	Actual New Ulm	Sleepy Eye Telephone Co.	Pro Forma Adjustments
REVENUES	$32,482,988	$5,527,334	$(359,438)	$37,650,884

NET INCOME	$3,174,914	$1,162,478	$(1,477,779)*	$2,859,613

BASIC AND DILUTED NET INCOME PER SHARE	$0.62	$0.23	$(0.29)	$0.56

* These adjustments include Depreciation, Amortization, management services, equity income and Interest Expense, net of the related tax benefit.

The balance sheet of SETC is included in the December 31, 2012 financial statements of NU Telecom. The operating results for SETC are not included in the December 31, 2012 operating results of NU Telecom, but will be included in future year’s operating results.

NOTE 4 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,975,906 at December 31, 2012 and $29,707,100 at December 31, 2011. The increase in the goodwill is due to the addition of goodwill obtained through the HCC spin-off on December 31, 2012.

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

In 2012 and 2011, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2012 and 2011, the testing resulted in no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipated that this rebranding process would take approximately three years to complete and would result in an additional charge to amortization expense of $266,667 per year, over the three years which began in 2010. Amortization expense was $2,076,769 and $2,076,753 for 2012 and 2011. Amortization expense for the next five years is estimated to be:

2013	$2,471,233
2014	$2,471,233
2015	$2,471,233
2016	$2,469,256
2017	$2,469,083

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		December 31, 2012		December 31, 2011
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$6,905,929	$19,378,445	$5,522,504
Regulatory Rights	15 yrs	4,000,000	1,333,323	4,000,000	1,066,659
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	639,988
Trade Name	3-5 yrs	1,370,000	800,000	800,000	533,333
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$38,448,445	$9,839,252	$27,978,445	$7,762,484
			—
Net Identified Intangible Assets			$28,609,193		$20,215,961

NOTE 5 - LONG-TERM DEBT

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

Secured Credit Facility:

We have a credit facility with CoBank, ACB. Under the credit facility, we entered into separate MLAs and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and borrowed an additional $4,500,000, of which $3,300,000 was a non-cash advance as part of the HCC spin-off, on December 19, 2012 and entered into promissory notes on the following terms:

MLA RX0583

●

RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.

●

RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $8,221,385 on this revolving note as of December 31, 2012.

●

RX0583-T3 - $4,500,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2014. Seven quarterly principal payments of $225,000 are due commencing June 30, 2013 through December 31, 2014. A final balloon payment of $2,925,000 is due at maturity of the note on December 31, 2014.

RX0583-T1 and RX0583-T2 initially bear interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. RX0583-T3 initially bears interest at a “LIBOR Margin” rate equal to 3.00 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

MLA RX0584

●

RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.

●

RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2012.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if we are not in default or potential default under the loan agreements. As of September 30, 2012, our Total Leverage Ratio fell below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

Long-term debt is as follows:	2012	2011

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $250,000, plus a notional variable rate of interest through December 31, 2014.	$11,500,000	$12,750,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	8,221,385	5,923,171

Secured two-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $225,000 (beginning on June 30, 2013), plus a notional variable rate of interest through December 31, 2014.	4,500,000	—

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010), plus a notional variable rate of interest through December 31, 2014.	22,386,000	24,824,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	—	—

Unsecured ten-year note with the City of Redwood Falls payable semi-annually (beginning in 2002), at a fixed 5% interest rate maturing on January 1, 2012.	—	10,883
	46,607,385	43,508,054
Less: Amount due within one year	4,113,000	3,698,883
Total Long Term Debt	$42,494,385	$39,809,171

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests. As of December 31, 2012 and 2011, we were in compliance with the financial ratios in our loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we have entered into interest rate swaps that effectively fix our interest rates and cover $36.0 million at a weighted average rate of 5.52%, as of December 31, 2012. The additional $14.4 million of outstanding debt ($3.8 million available under the credit facilities and $10.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.63%, as of December 31, 2012.

Required principal payments are as follows:

2013	$4,113,000
2014	$42,494,385
2015	$0
2016	$0
2017	$0

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

As of December 31, 2012 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T1	03/31/2013	$11,250,000	5.26% (LIBOR Rate of 3.26% plus 2.00% LIBOR Margin)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

RX0584-T1	03/31/2013	$21,750,000	5.51% (LIBOR Rate of 3.26 %plus 2.25% LIBOR Margin)

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

These interest rate swaps qualify as cash flow hedges for accounting purposes under GAAP. We have reflected the effect of these hedging transactions in the financial statements. As of December 31, 2012 we recognized an unrealized gain, net of tax, of $560,754. As of December 31, 2011 we recognized an unrealized gain, net of tax, of $528,623. The unrealized gains were reported in other comprehensive income. If we were to terminate our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties. At December 31, 2012, the fair value liability of the swaps was $303,851, which has been recorded net of deferred tax benefit of $124,538, for the $179,313 in accumulated other comprehensive loss. At December 31, 2011, the fair value liability of the swaps was $1,243,183, which has been recorded net of deferred tax benefit of $503,116, for the $740,067 in accumulated other comprehensive loss.

NOTE 7 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2012	2011
Taxes currently payable
Federal	$914,980	$402,617
State	361,646	439,743
Deferred Income Taxes	(1,642,103)	661,557

Total Income Tax Expense (Benefit)	$(365,477)	$1,503,917

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance Beginning of Year	$—	$36,317
Net Increases
Prior Period Tax Positions	94,952	—
Net Decreases
Prior Period Tax Positions	—	(36,317)
Settlements	—	—
Balance at End of Year	$94,952	$—

As of December 31, 2012 we had $143,866 of unrecognized tax benefits net of a federal tax benefit of $48,914, which if recognized would affect the effective tax rate. Currently, the State of Minnesota is examining HCC’s 2006 state tax return. The examination of this return is expected to be completed in 2013. As of December 31, 2011 we had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2008 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 we had $19,136 of accrued interest that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2012	2011

Statutory Tax Rate	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	(1.52)	7.18
Uncertain Tax Positions	—	(0.82)
Deferred Tax Adjustment for Hector Spin-Off	(49.97)	—
Permanent Differences and Other, Net	4.48	2.23
Effective tax rate	(13.01)%	42.59%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2012	2011
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(588,991)	$(586,849)
Deferred Compensation	(80,567)	(78,742)
Other	(125,817)	(241,761)
Total Current Deferred Tax (Asset) / Liabilities	(795,375)	(907,352)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	9,594,274	6,346,089
Intangible Assets	10,243,221	6,770,867
Unrealized Losses on Interest Rate Swaps	(122,461)	(501,040)
Deferred Compensation	(348,975)	(376,224)
Partnership Basis	849,504	1,902,792
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	20,215,563	14,142,484
Unrecognized Tax Benefit	94,952	—
Accrued interest on Unrecognized Tax Benefit	—	—
Total Deferred Tax (Assets) / Liabilities Long-Term	20,310,515	14,142,484

Net Deferred Tax Liability	$19,515,140	$13,235,132

NOTE 8 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $423,184 and $405,688 in 2012 and 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2012.

Our capital budget for 2013 is approximately $6,000,000 and will be financed through internally generated funds.

NOTE 10 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $306,717 and $(467,280) during the years ended December 31, 2012 and 2011. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 11 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Page 5 – “Telecom Segment” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NOTE 12 - GUARANTEES

On September 30, 2011 Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of December 31, 2012, we have recorded a liability of $303,627 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 13 – DEFERRED COMPENSATION

As of December 31, 2012 and 2011, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

NOTE 14 – INVESTMENT IN HECTOR COMMUNICATION CORPORATION

On November 3, 2006 we acquired a one-third interest in HCC. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Each of the owners provided management and other operational services to HCC and its subsidiaries.

On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU had originally acquired a one-third interest in HCC on November 3, 2006. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt.

Our President and Chief Executive Officer, Mr. Bill D. Otis, had been named Chairman of the Board of Directors and President of HCC. Ms. Barbara A.J. Bornhoft, our Vice-President and Chief Operating Officer, also served on the Board of Directors of HCC.

Our HCC investment consists of the following:

	2012	2011
Equity Investment	$18,000,000	$18,000,000
Cumulative Income	4,129,162	3,358,623
Cumulative Other Comprehensive Loss	—	(74,167)
Realized Loss on HCC Spin-Off	(111,546)	—
Spin-off Transaction	(22,017,616)	—

Total	$—	$21,284,456

The cumulative undistributed earnings from HCC were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Balance Beginning of Year	$3,358,623	$2,668,825
Current Income	770,539	689,798
Spin-Off Transaction	(4,129,162)	—

Cumulative Undistributed Earnings	$—	$3,358,623

The following table summarizes financial information of HCC as of the years ended December 31, 2012 (prior to the spin-off transaction) and December 31, 2011:

	2012	2011
Current Assets	$3,065,977	$2,909,247
Noncurrent Assets	120,762,774	124,470,505
Current Liabilities	44,210,503	7,901,230
Noncurrent Liabilities	13,565,175	55,624,937
Stockholders’ Equity	66,053,073	63,853,585

Revenues	26,682,461	26,994,244
Operating Income	4,101,617	5,388,604
Net Income	2,311,618	2,069,395

NOTE 15 – SEGMENT INFORMATION

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last three years.

The Telecom Segment operates the following ILECs and CLECs and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	NU Telecom, the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company (PTC), a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company (SETC), a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company (WTC), a wholly-owned subsidiary of NU Telecom;
●	CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 18.27% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.39% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services; and
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

NOTE 16 – TRANSACTIONS WITH EQUITY METHOD INVESTMENTS

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

Total revenues from transactions with affiliates were $1,156,879 and $1,078,354 for 2012 and 2011. Total expenses from transactions with affiliates were $458,509 and $544,406 for 2012 and 2011.

NOTE 17 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.0825 per share, payable on March 15, 2013 to stockholders of record at the close of business on March 8, 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection or unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 30, 2013 (“Proxy Statement”), are incorporated by reference into this Form 10−K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2012, the last day of the Company fiscal year.

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2013 Proxy Statement and is incorporated by reference. Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10−K under “Executive Officers of the Registrant.” The information required by Items 405, (d)(4) and (d)(5) of Regulation S−K, is contained under “Section 16(a) Beneficial Ownership Reporting Compliance,” and “The Board of Directors and Committees – Audit Committee” in the 2013 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3).

We have adopted a code of conduct that applies to all officers, directors and employees of the company. This code of conduct is available on our Website at www.nutelecom.net and in print upon written request to New Ulm Telecom, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced Website.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S−K is contained under “Executive Compensation” in the 2013 Proxy Statement and is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S−K is not required because the Company is a smaller reporting company.

Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement and is incorporated by reference.

At December 31, 2012, we did maintain any equity compensation plans as described in Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S−K.

The information required by Item 404(b) and Item 407(a) of Regulation S−K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2013 Proxy Statement and is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information relating to principal accounting fees and services required by Item 9(e) of Regulation 14A is set forth under “Proposal 2- Ratification of Independent Registered Public Accounting Firm” – “Fees Billed and Paid to Independent Registered Public Accounting Firm, – “Audit Fees,” – “Audit-Related Fees,” – “Tax Fees,” – “All Other Fees,” and – “Audit Committee Pre-Approval Policy for Services of Independent Registered Public Accounting Firm,” in the Proxy Statement and incorporated by reference.

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	34

	Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011	35

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011	36

	Consolidated Balance Sheets as of December 31, 2012 and 2011	37-38

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	39

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2012 and 2011	40

	Notes to Consolidated Financial Statements	41-58

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	62-63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2013	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis

Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski

Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 22, 2013
James P. Jensen, Chairman of the Board

/s/ Bill D. Otis	March 22, 2013
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 22, 2013
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul W. Erick	March 22, 2013
Paul W. Erick, Director

/s/ Duane D. Lambrecht	March 22, 2013
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 22, 2013
Perry Meyer, Director

/s/ Dennis E. Miller	March 22, 2013
Dennis Miller, Director

/s/ Wesley E. Schultz	March 22, 2013
Wesley E. Schultz, Director

/s/ Suzanne M. Spellacy	March 22, 2013
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 8-K (File No. 000-03024) filed on June 3, 2009)

3.2	Restated By-Laws (incorporated by reference to the New Ulm Telecom, Inc. Form 10-K for the year ended December 31, 1986)

10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.1.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1.1 contained in the Company’s Form 10-K for the year ended December 31, 2011) (“2011 Form 10-K”)

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended March 31, 2007)

10.2.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K

10.3+

Employment Agreement dated as of March 11, 2012, by and between New Ulm Telecom, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K .

10.4

Stockholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.5+

New Ulm Telecom, Inc. Director Stock Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, as filed with the SEC on April 4, 2012)

10.6	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended June 30, 2009)

10.7

Master Loan Agreement RX0583, dated as of January 4, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 7, 2008).

10.7.1

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 7, 2008)

10.7.2

Second Supplement dated January 4, 2008, to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 7, 2008)

10.7.3

Third Supplement dated December 19, 2012 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on January 7, 2013)

10.8	New Ulm Telecom, Inc. $15,000,000 Term Promissory Note (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 7, 2008)

10.9	New Ulm Telecom, Inc. $10,000,000 Revolving Promissory Note (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 7, 2008)

10.10

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.11

Waiver and Amendment Letter dated March 27, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended March 31, 2009.

10.12

Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson Telephone Company (as successor to Hutchinson Acquisition Corp) (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 7, 2008)

10.12.1

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.8 contained in the Company’s Form 8-K filed on January 7, 2008)

10.12.2

Second Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ABC and Hutchinson Telephone Company, (incorporated by reference to Exhibit 10.10 contained in the Company’s Form 8-K filed on January 7, 2008)

10.13	Hutchinson Telephone Company $2,000,000 Revolving Promissory Note (incorporated by reference to Exhibit 10.11 contained in the Company’s Form 8-K filed on January 7, 2008)

10.14

Form of Security Agreement, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 8-K filed on January 7, 2008)

10.15

Form of Guarantee, entered into in connection with January 2008 credit facility from CoBank, ACB (incorporated by reference to Exhibit 10.15 contained in the Company’s Form 8-K filed on January 7, 2008)

10.16

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.2 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.17

Waiver, Release and Amendment letter dated September 14, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended September 30, 2009)

10.18

Amendment letter dated March 25, 2011 between CoBank, ACB and New Ulm Telecom, Inc. and between CoBank, ACB and Hutchinson Telephone Company (incorporated by reference to Exhibit 10.22 contained in the Company’s 10-K for the year ended December 31, 2010)

10.19	Amendment letter dated May 2, 2012 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.24 contained in the Company’s Form 10-Q for the quarter ended June 30, 2012)

10.20	New Ulm Telecom, Inc. $4,500,000 Term Promissory Note (incorporated by reference to Exhibit 10.2 contained in the Company’s 8-K filed on January 7, 2013)

10.21

Agreement regarding Amendments to Loan Documents dated December 19, 2012 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company’s 8-K filed on January 7, 2013)

10.22

Agreement regarding Amendments to Stock Pledge Agreement and Security Agreements dated December 19, 2012 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company’s 8-K filed on January 7, 2013)

21*	Subsidiaries of the New Ulm Telecom, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance File

101.SCH	XBRL Taxonomy Extension Schema File

101.CAL	XBRL Taxonomy Extension Calculation Linkbase File

101.DEF	XBRL Taxonomy Extension Definition Linkbase File

101.LAB	XBRL Taxonomy Extension Label Linkbase File

101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

* Exhibit filed herewith
+ Management compensation plan or arrangement required to be filed as an exhibit