Form 10-Q
period 2013-03-31
NEW ULM TELECOM INC
filed 2013-05-15
CIK 71557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The total number of shares of the Registrant’s common stock outstanding as of May 15, 2013: 5,103,918.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Local Service	$1,685,713	$1,472,008
Network Access	2,971,600	2,770,012
Video	1,731,457	1,438,854
Data	1,803,080	1,358,828
Long Distance	215,440	155,542
Other Non-Regulated	1,005,155	970,284
Total Operating Revenues	9,412,445	8,165,528

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,881,383	1,688,693
Cost of Video	1,596,651	1,243,405
Cost of Data	249,275	295,404
Cost of Other Nonregulated Services	488,203	393,524
Depreciation and Amortization	2,210,500	2,017,419
Selling, General and Administrative	1,799,326	1,632,972
Total Operating Expenses	8,225,338	7,271,417

OPERATING INCOME	1,187,107	894,111

OTHER (EXPENSE) INCOME
Interest Expense	(571,150)	(556,282)
Interest Income	70,727	70,047
Interest During Construction	2,888	3,332
Equity in Earnings of Hector Investment	—	243,486
CoBank Patronage Dividends	521,796	449,878
Other Investment Income	40,625	42,532
Total Other Income (Expense)	64,886	252,993

INCOME BEFORE INCOME TAXES	1,251,993	1,147,104

INCOME TAXES	524,804	481,786

NET INCOME	$727,189	$665,318

BASIC AND DILUTED
NET INCOME PER SHARE	$0.14	$0.13

DIVIDENDS PER SHARE	$0.0825	$0.0825

WEIGHTED AVERAGE SHARES OUTSTANDING	5,103,918	5,115,435

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Income	$727,189	$665,318

Other Comprehensive Income (Loss):
Unrealized Loss of Equity Method Investee	—	(16,775)
Unrealized Gains on Interest Rate Swaps	271,950	168,452
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(110,058)	(68,173)
Other Comprehensive Income	161,892	83,504

Comprehensive Income	$889,081	$748,822

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and Cash Equivalents	$1,033,267	$2,749,850
Receivables, Net of Allowance for Doubtful Accounts of $184,902 and $175,705	1,965,166	1,996,996
Income Taxes Receivable	—	201,270
Materials, Supplies, and Inventories	2,542,403	2,276,368
Deferred Income Taxes	794,340	795,375
Prepaid Expenses	660,257	610,265
Total Current Assets	6,995,433	8,630,124

INVESTMENTS & OTHER ASSETS:
Goodwill	39,975,906	39,975,906
Intangibles	27,991,385	28,609,193
Other Investments	6,721,848	6,491,513
Other Assets	67,794	77,478
Total Investments and Other Assets	74,756,933	75,154,090

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	106,149,677	105,707,925
Other Property & Equipment	10,370,041	10,221,493
Video Plant	9,384,504	9,361,510
Total Property, Plant and Equipment	125,904,222	125,290,928
Less Accumulated Depreciation	81,816,888	80,466,903
Net Property, Plant & Equipment	44,087,334	44,824,025

TOTAL ASSETS	$125,839,700	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2013	December 31, 2012

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,588,000	$4,113,000
Accounts Payable	1,602,779	1,988,390
Accrued Income Taxes	162,644	—
Other Accrued Taxes	252,687	193,746
Financial Derivative Instruments	31,901	303,851
Deferred Compensation	64,571	67,614
Accrued Compensation	513,982	569,028
Other Accrued Liabilities	1,508,462	1,399,442
Total Current Liabilities	8,725,026	8,635,071

LONG-TERM DEBT, Less Current Portion	39,096,017	42,494,385

NONCURRENT LIABILITIES:
Loan Guarantees	296,468	303,627
Deferred Income Taxes	20,324,587	20,215,563
Unrecognized Tax Benefit	94,952	94,952
Other Accrued Liabilities	123,303	136,146
Deferred Compensation	980,715	997,869
Total Noncurrent Liabilities	21,820,025	21,748,157

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	—	—
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,103,918 Shares Issued and Outstanding	8,506,530	8,506,530
Accumulated Other Comprehensive Income (Loss)	(17,421)	(179,313)
Retained Earnings	47,709,523	47,403,409
Total Stockholders’ Equity	56,198,632	55,730,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,839,700	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$727,189	$665,318
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,220,184	2,027,103
Undistributed Earnings of Hector Investment	—	(243,486)
Undistributed Earnings of Other Equity Investments	(40,025)	(42,399)
Noncash Patronage Refund	(130,449)	(157,457)
Distributions from Equity Investments	14,616	—
Stock Issued in Lieu of Cash Payment	21,000	—
Changes in Assets and Liabilities:
Receivables	31,830	930,904
Income Taxes Receivable	201,270	167,855
Inventories	(266,035)	99,884
Prepaid Expenses	(70,992)	(18,389)
Accounts Payable	(119,253)	(314,678)
Accrued Income Taxes	162,644	74,363
Other Accrued Taxes	58,941	53,978
Other Accrued Liabilities	41,131	(219,199)
Deferred Income Tax	—	109,568
Deferred Compensation	(20,197)	(143,062)
Net Cash Provided by Operating Activities	2,831,854	2,990,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,122,358)	(1,106,784)
Other, Net	(81,636)	(42,000)
Net Cash Used in Investing Activities	(1,203,994)	(1,148,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(609,500)	(870,383)
Changes in Revolving Credit Facility	(2,313,868)	(440,790)
Dividends Paid	(421,075)	(422,025)
Net Cash Used in Financing Activities	(3,344,443)	(1,733,198)

NET INCREASE (DECREASE) IN CASH	(1,716,583)	108,321

CASH at Beginning of Period	2,749,850	1,221,717

CASH at End of Period	$1,033,267	$1,330,038

Supplemental cash flow information:
Cash paid for interest	$553,637	$545,210
Net cash paid for income taxes	$160,000	$130,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2012, AND
THREE MONTHS ENDED MARCH 31, 2013

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

Director’s Stock Plan	17,083	28,472		72,328	100,800
Retirement of Stock from HCC Spin-Off	(28,600)	(47,667)		(123,934)	(171,601)
Net Income				3,174,914	3,174,914
Dividends				(1,692,329)	(1,692,329)
Other Comprehensive Income			634,921		634,921

BALANCE on December 31, 2012	5,103,918	$8,506,530	(179,313)	47,403,409	55,730,626

Net Income				727,189	727,189
Dividends				(421,075)	(421,075)
Other Comprehensive Income			161,892		161,892

BALANCE on March 31, 2013	5,103,918	$8,506,530	$(17,421)	$47,709,523	$56,198,632

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Revenues earned from interexchange carriers (IXC) accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company’s actual or average costs. New Ulm Telecom’s and Sleepy Eye Telephone Company’s (SETC) settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for New Ulm Telecom and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,592,692 and $1,498,231 for the three months ended March 31, 2013 and 2012. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2013 we had $143,866 of unrecognized tax benefits net of a federal tax benefit of $48,914, which if recognized would affect the effective tax rate. Currently, the State of Minnesota is examining Hector Communications Corporation’s (HCC) 2006 state tax return. The examination of this return is expected to be completed in 2013. As of March 31, 2012 we had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2008 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2013 and December 31, 2012 we had $19,136 of accrued interest that related to income tax matters.

Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes. The adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

We reviewed all significant recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Acquisitions and Dispositions

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

The preliminary allocation of the spin-off value of HCC is shown below:

Current assets	$439,664
Property, plant and equipment	9,847,787
Investments	2,412,938
Customer relationship intangible	9,900,000
Trade name intangible	570,000
Excess costs over net assets acquired (Goodwill)	10,268,806
Current liablities	(300,621)
Deferred liabilities	(7,675,522)
Total price allocation	25,463,052
Less Cash Acquired	(18,150)

Total Consideration For Acquisition, Net	$25,444,902

This spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of acquisition. Based upon our preliminary spin-off value allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $20,738,806, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $9,900,000 and trade name intangible of $570,000. The estimated useful life of the customer relationship intangible is 14 years and trade name intangible is 5 years.

The preliminary valuation allocation is subject to change based on pending operational true-ups related to accounts receivable and accounts payable.

Pro Forma Financial Information

Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments. The following pro forma results presented are for the first quarter of 2012 as if the spin-off had been completed on January 1, 2012. The Company provided this pro forma condensed Statement of Income to facilitate analysis of the 2012 first quarter Statement of Income.

	THREE MONTHS ENDED MARCH 31, 2012
	Actual New Ulm Telecom, Inc.	Actual Sleepy Eye Telephone Co.	Pro Forma Adjustments		New Ulm Telecom, Inc. Pro Forma Combined
REVENUES	$8,165,528	$1,394,353	$(89,860)		$9,470,021

NET INCOME	$665,318	$326,497	$(369,445	) *	$622,370

BASIC AND DILUTED NET INCOME PER SHARE	$0.13	$0.06	$(0.07)		$0.12

* These adjustments include depreciation, amortization, management services, equity income and interest expense, net of the related tax benefit.

The operating results for SETC are included in the March 31, 2013 operating results of NU Telecom, but are not included in the operating results of NU Telecom as of March 31, 2012.

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

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,975,906 at March 31, 2013 and December 31, 2012.

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

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipated that this rebranding process would take approximately three years to complete and would result in additional amortization expense of $266,667 per year, over the three years which began in 2010 and ended in 2012, due to this rebranding process.

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		March 31, 2013		December 31, 2012
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$7,428,571	$29,278,445	$6,905,929
Regulatory Rights	15 yrs	4,000,000	1,399,989	4,000,000	1,333,323
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	828,500	1,370,000	800,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	—	3,000,000	—
Total		$38,448,445	$10,457,060	$38,448,445	$9,839,252

Net Identified Intangible Assets			$27,991,385		$28,609,193

Amortization expense related to the definite-lived intangible assets was $617,808 and $519,188 for the three months ended March 31, 2013 and 2012.

Amortization expense for the remaining nine months of 2013 and the five years subsequent to 2013 is estimated to be:

•	(April 1 – December 31) - $1,853,425
•	2014 - $2,471,233
•	2015 - $2,471,233
•	2016 - $2,469,256
•	2017 - $2,469,083
•	2018 - $2,355,083

Note 5 – Secured Credit Facility

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of September 30, 2012, our Total Leverage Ratio fell below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

At March 31, 2013 and 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

As described in Note 6 – “Interest Rate Swaps”, we have entered into interest rate swaps that effectively fix our interest rates and cover $3.0 million at a weighted average rate of 6.54%, as of March 31, 2013. The additional debt of $46.8 million ($6.1 million available under the revolving credit facilities and $40.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.42%, as of March 31, 2013.

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

On March 31, 2013, $33,000,000 of our swaps matured on Loan RX0583-T1 ($11,250,000) and Loan RX0584-T1 ($21,750,000). No gain or loss was recognized on these swaps as they had reached their full maturities.

As of March 31, 2013 we had the following interest rate swaps in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T2	06/30/2013	$3,000,000	6.54% (LIBOR Rate of 4.54% plus 2.00% LIBOR Margin)

(1) As described in Note 5 – “Secured Credit Facility”, the note initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 2.00% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

The interest rate swap qualifies as a cash flow hedge for accounting purposes under GAAP. We have reflected the effect of this hedging transaction in our financial statements. The unrealized gains were reported in other comprehensive income. If we were to terminate our interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreement is determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have to pay if the contracts were canceled or transferred to other parties.

Note 7 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 10 – “Segment Information”.

Note 8 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of March 31, 2013, we have recorded a liability of $296,468 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 9 – Deferred Compensation

As of March 31, 2013 and 2012, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

▪	ILECs:
	▪	NU Telecom, the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom; and
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom;
▪	CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
▪	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 18.27% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.39% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services; and
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

Note 11 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2013. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the discussion relating to commitments and contingencies.

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

HCC had operating revenues of $6,606,950, operating income of $1,238,067 and net income of $730,459 for the period ended March 31, 2012.

Note 13 – Subsequent Events

On April 30, 2013, NU Telecom’s Board of Directors declared a quarterly dividend on our common stock of $0.0850 per share (which was an increase of $0.0025 per share from prior quarters), payable on June 14, 2013 to stockholders of record at the close of business on May 10, 2013.

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

Because of these risks, uncertainties and assumptions and the fact that any forward-looking statements made by us and our management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance and you should not place undue reliance on them. In addition, forward-looking statements speak only as of the date they are made, which is the filing date of this Form 10-Q. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference.

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

Executive Summary

•

On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off. Additional information pertaining to this acquisition is available in Note 2 – “Acquisitions and Dispositions.”

•

Net income in the first quarter of 2013 totaled $727,189, which is a 9.30% increase compared to the first quarter of 2012. This increase was primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•

Consolidated revenue for the first quarter of 2013 totaled $9,412,445, which is a 15.27% increase compared to the first quarter of 2012. This increase was primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•

The HCC spin-off added approximately 4,700 access lines, 1,100 video customers, 2,900 broadband customers, 100 dial-up internet customers and 2,400 long distance customers to our customer base as of December 31, 2012.

Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2013.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access lines increased 3,532 or 13.4% for the twelve months ended March 31, 2013 due to the addition of SETC.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above.

To combat competitive pressures, we continue to emphasize the bundling of our products and services. Our customers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment needs, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. We have built a state-of-the-art broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video, Internet Protocol Television and managed services.

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

Financial results for the Telecom Segment are included below:

Telecom Segment

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$1,685,713	$1,472,008	$213,705	14.52%
Network Access	2,971,600	2,770,012	201,588	7.28%
Video	1,731,457	1,438,854	292,603	20.34%
Data	1,803,080	1,358,828	444,252	32.69%
Long Distance	215,440	155,542	59,898	38.51%
Other	1,005,155	970,284	34,871	3.59%
Total Operating Revenues	9,412,445	8,165,528	1,246,917	15.27%

Cost of Services, Excluding Depreciation and Amortization	4,215,512	3,621,026	594,486	16.42%
Selling, General and Administrative	1,799,326	1,632,972	166,354	10.19%
Depreciation and Amortization Expenses	2,210,500	2,017,419	193,081	9.57%
Total Operating Expenses	8,225,338	7,271,417	953,921	13.12%

Operating Income	$1,187,107	$894,111	$292,996	32.77%

Net Income	$727,189	$665,318	$61,871	9.30%

Capital Expenditures	$1,122,358	$1,106,784	$15,574	1.41%

Key metrics
Access Lines	29,860	26,328	3,532	13.42%
Video Customers	11,098	10,235	863	8.43%
Broadband Customers	13,774	10,620	3,154	29.70%
Dial Up Internet Customers	423	539	(116)	-21.52%
Long Distance Customers	15,215	13,426	1,789	13.32%

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,685,713, which is $213,705 or 14.52% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to the addition of access lines and revenues associated with the HCC spin-off on December 31, 2012. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,971,600, which is $201,588 or 7.28% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to additional revenues associated with the HCC spin-off on December 31, 2012, offset by lower minutes of use and the implementation of the Intercarrier Compensation and Universal Service Fund reform order as it relates to state access pricing levels that took effect on July 3, 2012.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our digital TV services and five communities with our CATV services. Video revenue was $1,731,457, which is $292,603 or 20.34% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to the addition of video customers and revenues associated with the HCC spin-off on December 31, 2012. A combination of rate increases introduced into several of our markets over the course of 2012 also contributed to the increase in revenues.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,803,080, which is $444,252 or 32.69% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to the addition of data customers and revenues associated with the HCC spin-off on December 31, 2012. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $215,440, which is $59,898 or 38.51% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to the addition of long distance customers and revenues associated with the HCC spin-off on December 31, 2012.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $1,005,155, which is $34,871 or 3.59% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to additional revenues associated with the HCC spin-off on December 31, 2012 and increases in the sales of cellular phone and activation revenues, partially offset by a decrease in the sales of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,215,512, which is $594,486 or 16.42% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to higher expenses associated with the HCC spin-off on December 31, 2012, higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,799,326, which is $166,354 or 10.19% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to higher expenses and one-time costs associated with the HCC spin-off on December 31, 2012.

Depreciation and Amortization

Depreciation and amortization was $2,210,500, which is $193,081 or 9.57% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to tangible and intangible asset additions received in the HCC spin-off and other increases in our plant and broadband network. The spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, based upon our preliminary spin-off price allocation, the acquired assets were recorded at estimated fair values as of the date of acquisition. Details of the fair value recorded on the tangible and intangible assets acquired in the HCC spin-off are included in Note 2 – “Acquisitions and Dispositions”.

Operating Income

Operating income was $1,187,107, which is $292,996 or 32.77% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to an increase in revenues, offset by an increase in expenses resulting from the acquisition of one-third of the net assets of HCC on December 31, 2012.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $571,150, which is $14,868 or 2.7% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to higher outstanding debt balances due to the additional debt incurred in connection with the HCC spin-off.

Interest income was $70,727, which is $680 or 1.0% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our equity portion of HCC’s net income was $243,486 for the three months ended March 31, 2012. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt. The operating results of SETC for the first quarter of 2013 are included in the operating results of NU Telecom.

Other income for the three months ended March 31, 2013 and 2012, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2013 was $521,796, compared to $449,878 allocated and received in 2012. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $40,625, which is $1,907 or 4.5% lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $524,804, which is $43,018 or 8.9% higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The effective income tax rates for the three months ending March 31, 2013 and 2012 were approximately 41.9% and 42.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $99,882,649 at March 31, 2013, reflecting 56.3% equity and 43.7% debt. This compares to a capital structure of $102,338,011 at December 31, 2012, reflecting 54.5% equity and 45.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.94 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2013 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2013 we had a working capital deficit of $1,729,593. However, at March 31, 2013 we also had approximately $6.1 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of March 31, 2013, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We feel that we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next twelve months.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$2,831,854	$2,990,303
Investing activities	(1,203,994)	(1,148,784)
Financing activities	(3,344,443)	(1,733,198)
Increase (Decrease) in cash	$(1,716,583)	$108,321

Cash Flows from Operating Activities

Cash generated by operations for the three months ended March 31, 2013 was $2,831,854, compared to cash generated by operations of $2,990,303 in 2012. The decrease in cash from operating activities in 2013 was primarily due to an increase in inventories and decrease in accounts payable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2013 was $1,033,267, compared to $2,749,850 at December 31, 2012.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash used in investing activities was $1,203,994 in the first three months of 2013 compared to $1,148,784 in the first three months of 2012. Capital expenditures relating to on-going operations were $1,122,358 for the three months ended March 31, 2013, compared to $1,106,784 for the three months ended March 31, 2012. We expect total plant additions to be approximately $6.0 million in 2013. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $6.1 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was $3,344,443 and included long-term debt repayments of $609,500, payments on our revolving credit facility of $2,313,868 and the distribution of $421,075 of dividends to stockholders.

Working Capital

We had working capital deficit (i.e. current assets minus current liabilities) of $1,729,593 as of March 31, 2013, with current assets of approximately $7.0 million and current liabilities of approximately $8.7 million, compared to a working capital deficit of $4,947 as of December 31, 2012. The ratio of current assets to current liabilities was 0.80 and 1.00 as of March 31, 2013 and December 31, 2012. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0825 per share for the first quarter of 2013 and 2012, which totaled $421,075 for the first quarter of 2013 and $422,025 for the first quarter of 2012. Our Board of Directors consider dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute cash to our stockholders. We expect to continue to pay quarterly dividends during 2013, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At March 31, 2012 we were in compliance with all the stipulated financial ratios in our loan agreements.

Our Board of Directors reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our Board of Directors determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs

Long-Term Debt

See Note 5 – “Secured Credit Facility” for information pertaining to our long-term debt.

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

The Minnesota Public Utilities Commission has considered intrastate access reform and universal service for several years, but has not yet taken action. On August 25, 2010 the Iowa Utilities Board closed a docket on exploration of a state USF. We are actively participating in access reform proceedings in the regulatory and legislative arenas on both the state and federal level. We cannot estimate the impact, if any, of future potential state access revenue changes or the availability of state universal service support.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.4.1	New Ulm Telecom, Inc. Amended Management Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: May 15, 2013	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 15, 2013	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer