Form 10-Q
period 2013-06-30
NEW ULM TELECOM INC
filed 2013-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The total number of shares of the Registrant’s common stock outstanding as of August 14, 2013: 5,118,134.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Local Service	$1,661,435	$1,443,815	$3,347,148	$2,915,823
Network Access	3,020,221	2,790,613	5,991,821	5,560,625
Video	1,814,064	1,487,435	3,545,521	2,926,289
Data	1,906,439	1,383,318	3,709,519	2,742,146
Long Distance	204,959	149,821	420,399	305,363
Other Non-Regulated	989,855	910,505	1,995,010	1,880,789
Total Operating Revenues	9,596,973	8,165,507	19,009,418	16,331,035

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,997,856	1,642,878	3,879,239	3,331,571
Cost of Video	1,553,291	1,258,103	3,149,942	2,501,508
Cost of Data	276,331	238,591	525,606	533,995
Cost of Other Nonregulated Services	502,576	405,125	990,779	798,649
Depreciation and Amortization	2,224,157	2,019,671	4,434,657	4,037,090
Selling, General and Administrative	1,673,597	1,600,658	3,472,923	3,233,630
Total Operating Expenses	8,227,808	7,165,026	16,453,146	14,436,443

OPERATING INCOME	1,369,165	1,000,481	2,556,272	1,894,592

OTHER (EXPENSE) INCOME
Interest Expense	(310,746)	(553,137)	(881,896)	(1,109,419)
Interest Income	25,466	10,421	96,193	80,468
Interest During Construction	2,482	7,373	5,370	10,705
Equity in Earnings of Hector Investment	-	249,215	-	492,701
CoBank Patronage Dividends	-	-	521,796	449,878
Other Investment Income	26,609	46,410	67,234	88,942
Total Other Income (Expense)	(256,189)	(239,718)	(191,303)	13,275

INCOME BEFORE INCOME TAXES	1,112,976	760,763	2,364,969	1,907,867

INCOME TAXES	468,483	319,120	993,287	800,906

NET INCOME	$644,493	$441,643	$1,371,682	$1,106,961

BASIC AND DILUTED
NET INCOME PER SHARE	$0.13	$0.09	$0.27	$0.22

DIVIDENDS PER SHARE	$0.0850	$0.0825	$0.1675	$0.1650

WEIGHTED AVERAGE SHARES OUTSTANDING	5,113,395	5,121,129	5,108,657	5,118,282

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$644,493	$441,643	$1,371,682	$1,106,961

Other Comprehensive Income:
Unrealized Loss of Equity Method Investee	-	(227)	-	(17,002)
Unrealized Gains on Interest Rate Swaps	31,901	258,598	303,851	427,050
Income Tax Expense Related to Unrealized
Gains on Interest Rate Swaps	(14,480)	(104,653)	(124,538)	(172,826)
Other Comprehensive Income	17,421	153,718	179,313	237,222

Comprehensive Income	$661,914	$595,361	$1,550,995	$1,344,183

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$372,071	$2,749,850
Receivables, Net of Allowance for
Doubtful Accounts of $152,200 and $175,705	2,357,980	1,996,996
Income Taxes Receivable	317,304	201,270
Materials, Supplies, and Inventories	2,927,530	2,276,368
Deferred Income Taxes	796,538	795,375
Prepaid Expenses	616,532	610,265
Total Current Assets	7,387,955	8,630,124

INVESTMENTS & OTHER ASSETS:
Goodwill	39,975,906	39,975,906
Intangibles	27,373,577	28,609,193
Other Investments	6,742,890	6,491,513
Other Assets	58,109	77,478
Total Investments and Other Assets	74,150,482	75,154,090

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	106,925,878	105,707,925
Other Property & Equipment	10,727,035	10,221,493
Video Plant	9,489,137	9,361,510
Total Property, Plant and Equipment	127,142,050	125,290,928
Less Accumulated Depreciation	83,067,099	80,466,903
Net Property, Plant & Equipment	44,074,951	44,824,025

TOTAL ASSETS	$125,613,388	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2013	2012
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,813,000	$4,113,000
Accounts Payable	1,653,000	1,988,390
Other Accrued Taxes	204,909	193,746
Financial Derivative Instruments	-	303,851
Deferred Compensation	64,888	67,614
Accrued Compensation	396,858	569,028
Other Accrued Liabilities	1,375,383	1,399,442
Total Current Liabilities	8,508,038	8,635,071

LONG-TERM DEBT, Less Current Portion	38,791,005	42,494,385

NONCURRENT LIABILITIES:
Loan Guarantees	289,256	303,627
Deferred Income Taxes	20,339,697	20,215,563
Unrecognized Tax Benefit	94,952	94,952
Other Accrued Liabilities	111,124	136,146
Deferred Compensation	960,205	997,869
Total Noncurrent Liabilities	21,795,234	21,748,157

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,118,134 and 5,103,918 Shares Issued and Outstanding	8,530,223	8,506,530
Accumulated Other Comprehensive Income (Loss)	-	(179,313)
Retained Earnings	47,988,888	47,403,409
Total Stockholders' Equity	56,519,111	55,730,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,613,388	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,371,682	$1,106,961
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,454,025	4,056,458
Undistributed Earnings of Hector Investment	-	(492,701)
Undistributed Earnings of Other Equity Investments	(65,848)	(87,506)
Noncash Patronage Refund	(130,449)	(157,457)
Distributions from Equity Investments	14,616	100,000
Stock Issued in Lieu of Cash Payment	44,800	7,000
Changes in Assets and Liabilities:
Receivables	(360,984)	873,754
Income Taxes Receivable	(116,034)	(390,820)
Inventories	(651,162)	(977,966)
Prepaid Expenses	41,333	(18,158)
Accounts Payable	(96,520)	702,612
Other Accrued Taxes	11,163	9,374
Other Accrued Liabilities	(221,251)	(464,286)
Deferred Income Tax	(1,569)	221,715
Deferred Compensation	(40,390)	(160,498)
Net Cash Provided by Operating Activities	4,253,412	4,328,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,688,834)	(3,467,371)
Other, Net	(84,067)	(41,384)
Net Cash Used in Investing Activities	(2,772,901)	(3,508,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,469,000)	(1,729,883)
Changes in Revolving Credit Facility	(1,534,380)	1,903,274
Dividends Paid	(854,910)	(845,460)
Net Cash Used in Financing Activities	(3,858,290)	(672,069)

NET INCREASE (DECREASE) IN CASH	(2,377,779)	147,658

CASH at Beginning of Period	2,749,850	1,221,717

CASH at End of Period	$372,071	$1,369,375

Supplemental cash flow information:
Cash paid for interest	$874,316	$1,094,363
Net cash paid for income taxes	$1,110,000	$970,000

Certain historical numbers have been changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2012 AND
SIX MONTHS ENDED JUNE 30, 2013

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

Director's Stock Plan	17,083	28,472		72,328	100,800
Retirement of Stock from HCC Spin-Off	(28,600)	(47,667)		(123,934)	(171,601)
Net Income				3,174,914	3,174,914
Dividends				(1,692,329)	(1,692,329)
Other Comprehensive Income			634,921		634,921

BALANCE on December 31, 2012	5,103,918	$8,506,530	(179,313)	47,403,409	55,730,626

Director's Stock Plan	14,216	23,693		68,707	92,400
Net Income				1,371,682	1,371,682
Dividends				(854,910)	(854,910)
Other Comprehensive Income			179,313		179,313

BALANCE on June 30, 2013	5,118,134	$8,530,223	$-	$47,988,888	$56,519,111

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. New Ulm Telecom’s and Sleepy Eye Telephone Company’s (SETC) settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for New Ulm Telecom and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,199,041 and $2,998,715 for the six months ended June 30, 2013 and 2012. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2013 we had $143,866 of unrecognized tax benefits net of a federal tax benefit of $48,914, which if recognized would affect the effective tax rate. Currently, the State of Minnesota is examining Hector Communications Corporation’s (HCC) 2006 state tax return. The examination of this return is expected to be completed in 2013. As of June 30, 2012 we had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2008 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2013 and December 31, 2012 we had $19,136 of accrued interest that related to income tax matters.

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

Pro Forma Financial Information

Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments. The following pro forma results presented are for three and six months ended June 30, 2012 as if the spin-off had been completed on January 1, 2012. The Company provided these pro forma condensed Statements of Income to facilitate analysis of the 2012 Statement of Income.

	THREE MONTHS ENDED JUNE 30, 2012
					New Ulm Telecom, Inc. Pro Forma Combined
	Actual New Ulm Telecom, Inc.	Actual Sleepy Eye Telephone Co.	Pro Forma Adjustments

REVENUES	$8,165,507	$1,344,391	$(89,859)		$9,420,039

NET INCOME	$441,643	$323,337	$(369,445)	*	$395,535

BASIC AND DILUTED NET INCOME PER SHARE	$0.09	$0.06	$(0.07)		$0.08

* These adjustments include depreciation, amortization, management services, equity income and interest expense, net of the related tax benefit.

	SIX MONTHS ENDED JUNE 30, 2012
					New Ulm Telecom, Inc. Pro Forma Combined
	Actual New Ulm Telecom, Inc.	Actual Sleepy Eye Telephone Co.
			Pro Forma Adjustments

REVENUES	$16,331,035	$2,738,744	$(179,719)		$18,890,060

NET INCOME	$1,106,961	$649,834	$(738,890)	*	$1,017,905

BASIC AND DILUTED NET INCOME PER SHARE	$0.22	$0.12	$(0.14)		$0.20

* These adjustments include depreciation, amortization, management services, equity income and interest expense, net of the related tax benefit.

The operating results for SETC are included in the June 30, 2013 operating results of NU Telecom, but are not included in the operating results of NU Telecom as of June 30, 2012.

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

We have used financial derivative instruments to manage our overall cash flow exposure to fluctuations in interest rates. We accounted for derivative instruments in accordance with GAAP that requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case, the gains and losses are included in other comprehensive income rather than in earnings.

We had entered into interest rate swaps with our lender, CoBank, ACB, to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,975,906 at June 30, 2013 and December 31, 2012.

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

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		June 30, 2013		December 31, 2012
		Gross Carrying Amount		Gross Carrying Amount
	Useful		Accumulated Amortization		Accumulated Amortization
	Lives
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$7,951,213	$29,278,445	$6,905,929
Regulatory Rights	15 yrs	4,000,000	1,466,655	4,000,000	1,333,323
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	857,000	1,370,000	800,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$38,448,445	$11,074,868	$38,448,445	$9,839,252

Net Identified Intangible Assets			$27,373,577		$28,609,193

Amortization expense related to the definite-lived intangible assets was $1,235,616 and $1,038,375 for the six months ended June 30, 2013 and 2012.

Amortization expense for the remaining six months of 2013 and the five years subsequent to 2013 is estimated to be:

        (July 1 – December 31) - $1,235,617
        2014 - $2,471,233
        2015 - $2,471,233
        2016 - $2,469,256
        2017 - $2,469,083
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

At June 30, 2013 and 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

As described in Note 6  – “Interest Rate Swaps”, we had entered into interest rate swaps that effectively fixed  our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $48.9 million ($5.3 million available under the revolving credit  facilities and $43.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.17%, as of June 30, 2013.

Note 6 – Interest Rate Swaps

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facilities with CoBank, ACB required that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we had entered into Interest Rate Swap Agreements with CoBank, ACB. Under these Interest Rate Swap Agreements and subsequent swaps that each covered  a specified notional dollar amount, we had  changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of those  interest rate swaps, we paid a fixed contractual interest rate and (i) made  an additional payment if the LIBOR variable rate payment was below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment was above the contractual rate.

As previously stated, our last remaining swap matured as of June 30, 2013 and we currently have no interest rate swaps in effect.

Each month, we made interest payments to CoBank, ACB under its loan agreements based on the current applicable LIBOR Rate,  plus the contractual LIBOR margin then in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank, ACB adjusted our aggregate interest payments based upon the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

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

On June 30, 2013, $3,000,000 of our swaps matured on Loan RX0583-T2 ($3,000,000). No gain or loss was recognized on this swap as it had reached its full maturity.

The interest rate swaps qualified as cash flow hedges for accounting purposes under GAAP. We had reflected the effect of these hedging transactions in our financial statements. The unrealized gains were reported in other comprehensive income. If we had terminated our interest rate swap agreements, the cumulative change in fair value at the date of termination would have been reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements were determined based on valuations received from CoBank, ACB and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicated an estimated amount we would have had to pay if the contracts were canceled or transferred to other parties.

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

Note 8 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of June 30, 2013, we have recorded a liability of $289,256 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 9 – Deferred Compensation

As of June 30, 2013 and 2012, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

    ●     ILECs

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

        ▪        NU Telecom, located in Redwood Falls, Minnesota; and

        ▪        Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;

●    Our investments and interests in the following entities include some management responsibilities:

        ▪        FiberComm, LC – 18.27% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;

        ▪        Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services; and

        ▪        Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota.

Note 11  – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2013. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the discussion relating to commitments and contingencies.

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

HCC had operating revenues of $6,753,255, operating income of $1,269,744 and net income of $747,643 for the three months ended June 30, 2012 and operating revenues of $13,360,205, operating income of $2,507,811 and net income of $1,478,102 for the six months ended June 30, 2012.

Note 13 – Subsequent Events

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

•      Net income in the second quarter of 2013 totaled $644,493, which is a 45.9% increase compared to the second quarter of 2012. This increase was primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•      Consolidated revenue for the second quarter of 2013 totaled $9,596,973, which is a 17.5% increase compared to the second quarter of 2012. This increase was primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•      The HCC spin-off added approximately 4,700 access lines, 1,100 video customers, 2,900 broadband customers, 100 dial-up internet customers and 2,400 long distance customers to our customer base as of December 31, 2012.

Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2013.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access lines increased 3,547 or 13.6% for the twelve months ended June 30, 2013 due to the addition of SETC.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$1,661,435	$1,443,815	$217,620	15.1%
Network Access	3,020,221	2,790,613	229,608	8.2%
Video	1,814,064	1,487,435	326,629	22.0%
Data	1,906,439	1,383,318	523,121	37.8%
Long Distance	204,959	149,821	55,138	36.8%
Other	989,855	910,505	79,350	8.7%
Total Operating Revenues	9,596,973	8,165,507	1,431,466	17.5%

Cost of Services, Excluding Depreciation and Amortization	4,330,054	3,544,697	785,357	22.2%
Selling, General and Administrative	1,673,597	1,600,658	72,939	4.6%
Depreciation and Amortization Expenses	2,224,157	2,019,671	204,486	10.1%
Total Operating Expenses	8,227,808	7,165,026	1,062,782	14.8%

Operating Income	$1,369,165	$1,000,481	$368,684	36.9%

Net Income	$644,493	$441,643	$202,850	45.9%

Capital Expenditures	$1,566,476	$2,360,587	$(794,111)	-33.6%

Telecom Segment
	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$3,347,148	$2,915,823	$431,325	14.8%
Network Access	5,991,821	5,560,625	431,196	7.8%
Video	3,545,521	2,926,289	619,232	21.2%
Data	3,709,519	2,742,146	967,373	35.3%
Long Distance	420,399	305,363	115,036	37.7%
Other	1,995,010	1,880,789	114,221	6.1%
Total Operating Revenues	19,009,418	16,331,035	2,678,383	16.4%

Cost of Services, Excluding Depreciation
and Amortization	8,545,566	7,165,723	1,379,843	19.3%
Selling, General and Administrative	3,472,923	3,233,630	239,293	7.4%
Depreciation and Amortization Expenses	4,434,657	4,037,090	397,567	9.8%
Total Operating Expenses	16,453,146	14,436,443	2,016,703	14.0%

Operating Income	$2,556,272	$1,894,592	$661,680	34.9%

Net Income	$1,371,682	$1,106,961	$264,721	23.9%

Capital Expenditures	$2,688,834	$3,467,371	$(778,537)	-22.5%

Key metrics
Access Lines	29,559	26,012	3,547	13.6%
Video Customers	10,987	10,122	865	8.5%
Broadband Customers	13,829	10,600	3,229	30.5%
Dial Up Internet Customers	360	491	(131)	-26.7%
Long Distance Customers	15,071	13,302	1,769	13.3%

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,661,435, which is $217,620 or 15.1% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $3,347,148, which is $431,325 or 14.8% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to the addition of access lines and revenues associated with the HCC spin-off on December 31, 2012. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $3,020,221, which is $229,608 or 8.2% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $5,991,821, which is $431,196 or 7.8% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to additional revenues associated with the HCC spin-off on December 31, 2012, offset by lower minutes of use and the implementation of the Intercarrier Compensation and Universal Service Fund reform order as it relates to state access pricing levels that took effect on July 3, 2012.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our digital TV services and five communities with our CATV services. Video revenue was $1,814,064, which is $326,629 or 22.0% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $3,545,521, which is $619,232 or 21.2% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to the addition of video customers and revenues associated with the HCC spin-off on December 31, 2012. A combination of rate increases introduced into several of our markets over the course of 2012 and 2013 also contributed to the increase in revenues.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,906,439, which is $523,121 or 37.8% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $3,709,519, which is $967,373 or 35.3% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to the addition of data customers and revenues associated with the HCC spin-off on December 31, 2012. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $204,959, which is $55,138 or 36.8% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $420,399, which is $115,039 or 37.7% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to the addition of long distance customers and revenues associated with the HCC spin-off on December 31, 2012.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $989,855, which is $79,350 or 8.7% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $1,995,010, which is $114,221 or 6.1% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to additional revenues associated with the HCC spin-off on December 31, 2012 and increases in the sales of cellular phone and activation revenues, partially offset by a decrease in the sales of CPE and a reduction in billed management fees.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,330,054, which is $785,357 or 22.2% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $8,545,566, which is $1,379,843 or 19.3% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to higher expenses associated with the HCC spin-off on December 31, 2012, higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,673,597, which is $72,939 or 4.6% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $3,472,923, which is $239,293 or 7.4% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to higher expenses and one-time costs associated with the HCC spin-off on December 31, 2012.

Depreciation and Amortization

Depreciation and amortization was $2,224,157, which is $204,486 or 10.1% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $4,434,657, which is $397,567 or 9.8% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to tangible and intangible asset additions received in the HCC spin-off and other increases in our plant and broadband network. The spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, based upon our preliminary spin-off price allocation, the acquired assets were recorded at estimated fair values as of the date of acquisition. Details of the fair value recorded on the tangible and intangible assets acquired in the HCC spin-off are included in Note 2 – “Acquisitions and Dispositions”.

Operating Income

Operating income was $1,369,165, which is $368,684 or 36.9% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $2,556,272, which is $661,680 or 34.9% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to an increase in revenues, partially offset by an increase in expenses resulting from the acquisition of one-third of the net assets of HCC on December 31, 2012.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $310,746, which is $242,391 or 43.8% lower in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $881,896, which is $227,523 or 20.5% lower in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These decreases were primarily due to lower interest rates due to the retirement of our remaining swaps in the first six months of 2013.

Interest income was $25,466, which is $15,045 or 144.4% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $96,193, which is $15,725 or 19.5% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to interest received from the MCI/WorldCom bankruptcy settlements with Deutsche Bank in 2013.

Our equity portion of HCC’s net income was $249,215 for the three months ended June 30, 2012 and was $492,701 for the six months ended June 30, 2012. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt. The operating results of SETC for the first and second quarters of 2013 are included in the operating results of NU Telecom.

Other income for the six months ended June 30, 2013 and 2012, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2013 was $521,796, compared to $449,878 allocated and received in 2012. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $26,609, which is $19,801 or 42.7% lower in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $67,234, which is $21,708 or 24.4% lower in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $468,483, which is $149,363 or 46.8% higher in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and was $993,287, which is $192,381 or 24.0% higher in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The effective income tax rates for the six months ending June 30, 2013 and 2012 were approximately 42.0% for both periods. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $100,123,116 at June 30, 2013, reflecting 56.4% equity and 43.6% debt. This compares to a capital structure of $102,338,011 at December 31, 2012, reflecting 54.5% equity and 45.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.05 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2013 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2013 we had a working capital deficit of $1,120,083. However, at June 30, 2013 we also had approximately $5.3 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of June 30, 2013, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$4,253,412	$4,328,482
Investing activities	(2,772,901)	(3,508,755)
Financing activities	(3,858,290)	(672,069)
Increase (Decrease) in cash	$(2,377,779)	$147,658

Cash Flows from Operating Activities

Cash generated by operations for the six months ended June 30, 2013 was $4,253,412, compared to cash generated by operations of $4,328,482 in 2012. The decrease in cash from operating activities in 2013 was primarily due to an increase in inventories and an increase in accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2013 was $372,071, compared to $2,749,850 at December 31, 2012.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash used in investing activities was $2,772,901 in the first six months of 2013 compared to $3,508,755 in the first six months of 2012. Capital expenditures relating to on-going operations were $2,688,834 for the six months ended June 30, 2013, compared to $3,467,371 for the six months ended June 30, 2012. We expect total plant additions to be approximately $6.0 million in 2013. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $5.3 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 was $3,858,290 and included long-term debt repayments of $1,469,000, payments on our revolving credit facility of $1,534,380 and the distribution of $854,910 of dividends to stockholders.

Working Capital

We had working capital deficit (i.e. current assets minus current liabilities) of $1,120,083 as of June 30, 2013, with current assets of approximately $7.4 million and current liabilities of approximately $8.5 million, compared to a working capital deficit of $4,947 as of December 31, 2012. The ratio of current assets to current liabilities was 0.87 and 1.00 as of June 30, 2013 and December 31, 2012. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for the second quarter of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $433,835 for the second quarter and $421,075 for the first quarter. We declared a quarterly dividend of $.0825 per share for both the first and second quarters of 2012, which totaled $422,025 for the first quarter and $423,435 for the second quarter. Our Board of Directors consider dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute cash to our stockholders. We expect to continue to pay quarterly dividends during 2013, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At June 30, 2013 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number
Description

3.1	New Ulm Telecom, Inc. Articles Of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: August 14, 2013	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 14, 2013	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer