Form 10-Q
period 2013-09-30
NEW ULM TELECOM INC
filed 2013-11-12
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The total number of shares of the Registrant’s common stock outstanding as of November 12, 2013: 5,118,134.

Table of Content

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Local Service	$1,675,238	$1,448,759	$5,022,386	$4,364,582
Network Access	3,206,275	2,563,335	9,198,096	8,123,960
Video	1,865,303	1,494,017	5,410,824	4,420,306
Data	1,906,897	1,386,433	5,616,416	4,128,579
Long Distance	206,438	155,715	626,837	461,078
Other Non-Regulated	1,068,740	979,088	3,063,750	2,859,877
Total Operating Revenues	9,928,891	8,027,347	28,938,309	24,358,382

OPERATING EXPENSES:

Plant Operations (Excluding Depreciation and Amortization)	1,851,248	1,497,170	5,730,487	4,828,741
Cost of Video	1,627,853	1,283,744	4,777,795	3,785,252
Cost of Data	341,112	210,238	866,718	744,233
Cost of Other Nonregulated Services	575,995	417,227	1,566,774	1,215,876
Depreciation and Amortization	2,221,458	2,055,708	6,656,115	6,092,798
Selling, General and Administrative	1,583,172	1,339,482	5,056,095	4,573,112
Total Operating Expenses	8,200,838	6,803,569	24,653,984	21,240,012

OPERATING INCOME	1,728,053	1,223,778	4,284,325	3,118,370

OTHER (EXPENSE) INCOME
Interest Expense	(256,114)	(556,562)	(1,138,010)	(1,665,981)
Interest Income	26,197	808	122,390	81,276
Interest During Construction	3,656	6,217	9,026	16,922
Equity in Earnings of Hector Investment	-	218,372	-	711,073
CoBank Patronage Dividends	-	-	521,796	449,878
Other Investment Income	52,437	43,422	119,671	132,364
Total Other Income (Expense)	(173,824)	(287,743)	(365,127)	(274,468)

INCOME BEFORE INCOME TAXES	1,554,229	936,035	3,919,198	2,843,902

INCOME TAXES	652,778	392,910	1,646,065	1,193,816

NET INCOME	$901,451	$543,125	$2,273,133	$1,650,086

BASIC AND DILUTED
NET INCOME PER SHARE	$0.18	$0.11	$0.44	$0.32

DIVIDENDS PER SHARE	$0.0850	$0.0825	$0.2525	$0.2475

WEIGHTED AVERAGE SHARES OUTSTANDING	5,118,134	5,132,518	5,111,816	5,123,027

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$901,451	$543,125	$2,273,133	$1,650,086

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) of Equity Method Investee	-	2,300	-	(14,702)
Unrealized Gains on Interest Rate Swaps	-	237,364	303,851	664,414
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	-	(96,062)	(124,538)	(268,888)
Other Comprehensive Income	-	143,602	179,313	380,824

Comprehensive Income	$901,451	$686,727	$2,452,446	$2,030,910

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$1,735,505	$2,749,850
Receivables, Net of Allowance for
Doubtful Accounts of $137,000 and $175,705	2,346,971	1,996,996
Income Taxes Receivable	149,526	201,270
Materials, Supplies, and Inventories	3,052,483	2,276,368
Deferred Income Taxes	796,667	795,375
Prepaid Expenses	566,049	610,265
Total Current Assets	8,647,201	8,630,124

INVESTMENTS & OTHER ASSETS:
Goodwill	39,975,906	39,975,906
Intangibles	26,755,769	28,609,193
Other Investments	6,661,186	6,491,513
Other Assets	126,353	77,478
Total Investments and Other Assets	73,519,214	75,154,090

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	107,881,564	105,707,925
Other Property & Equipment	10,980,763	10,221,493
Video Plant	9,522,922	9,361,510
Total Property, Plant and Equipment	128,385,249	125,290,928
Less Accumulated Depreciation	84,658,508	80,466,903
Net Property, Plant & Equipment	43,726,741	44,824,025

TOTAL ASSETS	$125,893,156	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2013	2012
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,338,000	$4,113,000
Accounts Payable	1,659,044	1,988,390
Other Accrued Taxes	236,793	193,746
Financial Derivative Instruments	-	303,851
Deferred Compensation	65,206	67,614
Accrued Compensation	329,938	569,028
Other Accrued Liabilities	1,438,789	1,399,442
Total Current Liabilities	8,067,770	8,635,071

LONG-TERM DEBT, Less Current Portion	39,075,492	42,494,385

NONCURRENT LIABILITIES:
Loan Guarantees	281,998	303,627
Deferred Income Taxes	20,339,825	20,215,563
Unrecognized Tax Benefit	94,952	94,952
Other Accrued Liabilities	106,376	136,146
Deferred Compensation	941,224	997,869
Total Noncurrent Liabilities	21,764,375	21,748,157

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares, Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares, Authorized, 5,118,134 and 5,103,918 Shares Issued and Outstanding	8,530,223	8,506,530
Accumulated Other Comprehensive Income (Loss)	-	(179,313)
Retained Earnings	48,455,296	47,403,409
Total Stockholders' Equity	56,985,519	55,730,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,893,156	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,273,133	$1,650,086
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,685,167	6,121,850
Undistributed Earnings of Hector Investment	-	(711,073)
Undistributed Earnings of Other Equity Investments	(97,139)	(130,927)
Noncash Patronage Refund	(130,449)	(157,457)
Distributions from Equity Investments	14,616	200,000
Stock Issued in Lieu of Cash Payment	74,200	39,200
Changes in Assets and Liabilities:
Receivables	(427,903)	594,193
Income Taxes Receivable	51,744	(336,205)
Inventories	(776,115)	(740,243)
Prepaid Expenses	62,416	106,366
Accounts Payable	(105,449)	566,867
Checks Writeen in Excess of Cash Balance	-	720,027
Other Accrued Taxes	43,047	20,906
Other Accrued Liabilities	(229,513)	(545,911)
Deferred Income Tax	(1,569)	319,981
Deferred Compensation	(59,053)	(177,934)
Net Cash Provided by Operating Activities	7,377,133	7,539,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,929,302)	(5,125,745)
Other, Net	21,670	(41,384)
Net Cash Used in Investing Activities	(3,907,632)	(5,167,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,028,500)	(2,589,383)
Changes in Revolving Credit Facility	(165,393)	854,379
Dividends Paid	(1,289,953)	(1,268,895)
Net Cash Used in Financing Activities	(4,483,846)	(3,003,899)

NET DECREASE IN CASH	(1,014,345)	(631,302)

CASH at Beginning of Period	2,749,850	1,221,717

CASH at End of Period	$1,735,505	$590,415

Supplemental cash flow information:
Cash paid for interest	$1,123,358	$1,643,596
Net cash paid for income taxes	$1,595,000	$1,210,000

Certain historical numbers have been changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2012 AND
NINE MONTHS ENDED SEPTEMBER 30, 2013

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

Director's Stock Plan	17,083	28,472		72,328	100,800
Retirement of Stock from HCC Spin-Off	(28,600)	(47,667)		(123,934)	(171,601)
Net Income				3,174,914	3,174,914
Dividends				(1,692,329)	(1,692,329)
Other Comprehensive Income			634,921		634,921

BALANCE on December 31, 2012	5,103,918	8,506,530	(179,313)	47,403,409	55,730,626

Director's Stock Plan	14,216	23,693		68,707	92,400
Net Income				2,273,133	2,273,133
Dividends				(1,289,953)	(1,289,953)
Other Comprehensive Income			179,313		179,313

BALANCE on September 30, 2013	5,118,134	$8,530,223	$-	$48,455,296	$56,985,519

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

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

Table of Content

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $4,802,690 and $4,535,234 for the nine months ended September 30, 2013 and 2012. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Table of Content

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

As of September 30, 2013 we had $143,866 of unrecognized tax benefits net of a federal tax benefit of $48,914, which if recognized would affect the effective tax rate. Currently, the State of Minnesota is examining Hector Communications Corporation’s (HCC) 2006 state tax return. The examination of this return is expected to be completed in 2013. As of September 30, 2012 we had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We are primarily subject to United States, Minnesota and Iowa income taxes. Tax years subsequent to 2009 remain open to examination by United States and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2013 and December 31, 2012 we had $19,136 of accrued interest that related to income tax matters.

Recent Accounting Developments

In the first quarter of 2013, the Financial Accounting Standards Board issued ASU 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes. The adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

We reviewed all significant recently issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Table of Content

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

The preliminary allocation of the spin-off value of HCC is shown below:

Current Assets	$439,664
Property, plant and equipment	9,847,787
Investments	2,412,938
Customer relationship intangible	9,900,000
Trade name intangible	570,000
Excess cost over net assets acquired (Goodwill)	10,268,806
Current liabilities	(300,621)
Deferred liabilities	(7,675,522)
Total price allocation	25,463,052
Less Cash Acquired	(18,150)
Total Consideration For Acquisition, Net	$25,444,902

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

Table of Content

Pro Forma Financial Information

Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments. The following pro forma results presented are for three and nine months ended September 30, 2012 as if the spin-off had been completed on January 1, 2012. The Company provided these pro forma condensed Statements of Income to facilitate analysis of the 2012 Statement of Income.

	THREE MONTHS ENDED SEPTEMBER 30, 2012
					New Ulm
	Actual	Actual			Telecom, Inc.
	New Ulm	Sleepy Eye	Pro Forma		Pro Forma
	Telecom, Inc.	Telephone Co.	Adjustments		Combined
REVENUES	$8,027,347	$1,353,183	$(89,859)		$9,290,671

NET INCOME	$543,125	$275,389	$(369,445)	*	$449,069

BASIC AND DILUTED NET INCOME
PER SHARE	$0.11	$0.05	$(0.07)		$0.09

* These adjustments include depreciation, amortization, management services, equity income and interest expense, net of the related tax benefit.

	NINE MONTHS ENDED SEPTEMBER 30, 2012
					New Ulm
	Actual	Actual			Telecom, Inc.
	New Ulm	Sleepy Eye	Pro Forma		Pro Forma
	Telecom, Inc.	Telephone Co.	Adjustments		Combined
REVENUES	$24,358,382	$4,091,927	$(269,579)		$28,180,730

NET INCOME	$1,650,086	$925,223	$(1,108,334)	*	$1,466,975

BASIC AND DILUTED NET INCOME
PER SHARE	$0.32	$0.18	$(0.21)		$0.29

* These adjustments include depreciation, amortization, management services, equity income and interest expense, net of the related tax benefit.

The operating results for SETC are included in the September 30, 2013 operating results of NU Telecom, but are not included in the operating results of NU Telecom as of September 30, 2012.

Table of Content

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

Table of Content

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,975,906 at September 30, 2013 and December 31, 2012.

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

Table of Content

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		September 30, 2013		December 31, 2012
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$8,473,855	$29,278,445	$6,905,929
Regulatory Rights	15 yrs	4,000,000	1,533,321	4,000,000	1,333,323
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	885,500	1,370,000	800,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$38,448,445	$11,692,676	$38,448,445	$9,839,252

Net Identified Intangible Assets			$26,755,769		$28,609,193

Amortization expense related to the definite-lived intangible assets was $1,853,425 and $1,557,564 for the nine months ended September 30, 2013 and 2012.

Amortization expense for the remaining three months of 2013 and the five years subsequent to 2013 is estimated to be:

  (October 1 – December 31) - $617,808
  2014 - $2,471,233
  2015 - $2,471,233
  2016 - $2,469,256
  2017 - $2,469,083
  2018 - $2,355,083

Table of Content

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. Since September 30, 2012, our Total Leverage Ratio has been below the 3:50 to 1:00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

At September 30, 2013 and 2012, we were in compliance with all the stipulated financial ratios in our loan agreements.

As described in Note 6  – “Interest Rate Swaps”,  we had entered into interest rate swaps that effectively fixed  our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $47.4 million ($4.0 million available under the revolving credit  facilities and $43.4 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.12%, as of September 30, 2013.

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

Table of Content

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

Note 8 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of September 30, 2013, we have recorded a liability of $281,998 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Table of Content

Note 9 – Deferred Compensation

As of September 30, 2013 and 2012, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 11  – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2013. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for the discussion relating to commitments and contingencies.

Table of Content

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

HCC had operating revenues of $6,734,525, operating income of $1,171,484 and net income of $655,118 for the three months ended September 30, 2012 and operating revenues of $20,094,730, operating income of $3,679,295 and net income of $2,133,220 for the nine months ended September 30, 2012.

Note 13 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Table of Content

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

Table of Content

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

•      Net income in the third quarter of 2013 totaled $901,451, which is a 66.0% increase compared to the third quarter of 2012. This increase was primarily due to the synergies recognized from the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•      Consolidated revenue for the third quarter of 2013 totaled $9,928,891, which is a 23.7% increase compared to the third quarter of 2012. This increase was primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off.

•      The HCC spin-off added approximately 4,700 access lines, 1,100 video customers, 2,900 broadband customers, 100 dial-up internet customers and 2,400 long distance customers to our customer base as of December 31, 2012.

Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2013.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), voice over Internet protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access lines increased 3,491 or 13.6% for the twelve months ended September 30, 2013 due to the addition of SETC.

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

Table of Content

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

In November, 2011 the FCC released proposed rulemaking which comprehensively reforms and begins a new era in universal service and intercarrier compensation. This reform order impacts numerous support mechanisms and network access revenue streams that we have received in the past. While these rules may be altered based on ongoing petitions for reconsideration and are being challenged through appeals, we are evaluating them. We cannot predict the entire impact these regulatory changes will have on our future revenue and costs, but the changes have had a negative effect on our current regulated revenues and we believe they will continue to increase the historical decline in our regulated revenues.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$1,675,238	1,448,759	226,479	15.6%
Network Access	3,206,275	2,563,335	642,940	25.1%
Video	1,865,303	1,494,017	371,286	24.9%
Data	1,906,897	1,386,433	520,464	37.5%
Long Distance	206,438	155,715	50,723	32.6%
Other	1,068,740	979,088	89,652	9.2%
Total Operating Revenues	9,928,891	8,027,347	1,901,544	23.7%

Cost of Services, Excluding Depreciation and Amortization	4,396,208	3,408,379	987,829	29.0%
Selling, General and Administrative	1,583,172	1,339,482	243,690	18.2%
Depreciation and Amortization Expenses	2,221,458	2,055,708	165,750	8.1%
Total Operating Expenses	8,200,838	6,803,569	1,397,269	20.5%

Operating Income	$1,728,053	$1,223,778	$504,275	41.2%

Net Income	$901,451	$543,125	$358,326	66.0%

Capital Expenditures	$1,240,468	$1,658,374	$(417,906)	-25.2%

Telecom Segment
	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$5,022,386	$4,364,582	$657,804	15.1%
Network Access	9,198,096	8,123,960	1,074,136	13.2%
Video	5,410,824	4,420,306	990,518	22.4%
Data	5,616,416	4,128,579	1,487,837	36.0%
Long Distance	626,837	461,078	165,759	36.0%
Other	3,063,750	2,859,877	203,873	7.1%
Total Operating Revenues	28,938,309	24,358,382	4,579,927	18.8%

Cost of Services, Excluding Depreciation and Amortization	12,941,774	10,574,102	2,367,672	22.4%
Selling, General and Administrative	5,056,095	4,573,112	482,983	10.6%
Depreciation and Amortization Expenses	6,656,115	6,092,798	563,317	9.2%
Total Operating Expenses	24,653,984	21,240,012	3,413,972	16.1%

Operating Income	$4,284,325	$3,118,370	$1,165,955	37.4%

Net Income	$2,273,133	$1,650,086	$623,047	37.8%

Capital Expenditures	$3,929,302	$5,125,745	$(1,196,443)	-23.3%

Key metrics
Access Lines	29,208	25,717	3,491	13.6%
Video Customers	10,936	10,034	902	9.0%
Broadband Customers	13,917	10,623	3,294	31.0%
Dial Up Internet Customers	321	443	(122)	-27.5%
Long Distance Customers	14,845	13,192	1,653	12.5%

Table of Content

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,675,238, which is $226,479 or 15.6% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $5,022,386, which is $657,804 or 15.1% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to the addition of access lines and revenues associated with the HCC spin-off on December 31, 2012. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers helps create value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $3,206,275, which is $642,940 or 25.1% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $9,198,096, which is $1,074,136 or 13.2% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to additional revenues associated with the HCC spin-off on December 31, 2012, offset by lower minutes of use and the implementation of the Intercarrier Compensation and Universal Service Fund reform order as it relates to state access pricing levels that took effect on July 3, 2012.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our digital TV services and five communities with our CATV services. Video revenue was $1,865,303, which is $371,286 or 24.9% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $5,410,824, which is $990,518 or 22.4% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to the addition of video customers and revenues associated with the HCC spin-off on December 31, 2012 and a combination of rate increases introduced into several of our markets over the course of 2012 and 2013.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,906,897, which is $520,464 or 37.5% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $5,616,416, which is $1,487,837 or 36.0% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to the addition of data customers and revenues associated with the HCC spin-off on December 31, 2012. We expect future growth in this area will be driven by customer migration from dial-up Internet to broadband products, such as our broadband services, expansion of service areas and our aggressively packaging and selling service bundles.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $206,438, which is $50,723 or 32.6% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $626,837, which is $165,759 or 36.0% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to the addition of long distance customers and revenues associated with the HCC spin-off on December 31, 2012.

Table of Content

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment, bill processing and add/move/change services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide the retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $1,068,740, which is $89,652 or 9.2% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $3,063,750, which is $203,873 or 7.1% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to additional revenues associated with the HCC spin-off on December 31, 2012 and increases in the sales of cellular phone and activation revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,396,208, which is $987,829 or 29.0% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $12,941,774, which is $2,367,672 or 22.4% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to higher expenses associated with the HCC spin-off on December 31, 2012, higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,583,172, which is $243,690 or 18.2% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $5,056,095, which is $482,983 or 10.6% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to higher expenses and one-time costs associated with the HCC spin-off on December 31, 2012.

Depreciation and Amortization

Depreciation and amortization was $2,221,458, which is $165,750 or 8.1% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $6,656,115, which is $563,317 or 9.2% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to tangible and intangible asset additions received in the HCC spin-off and other increases in our plant and broadband network. The spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, based upon our preliminary spin-off price allocation, the acquired assets were recorded at estimated fair values as of the date of acquisition. Details of the fair value recorded on the tangible and intangible assets acquired in the HCC spin-off are included in Note 2 – “Acquisitions and Dispositions”.

Table of Content

Operating Income

Operating income was $1,728,053, which is $504,275 or 41.2% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $4,284,325, which is $1,165,955 or 37.4% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to an increase in revenues, partially offset by an increase in expenses resulting from the acquisition of one-third of the net assets of HCC on December 31, 2012.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $256,114, which is $300,448 or 54.0% lower in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $1,138,010, which is $527,971 or 31.7% lower in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These decreases were primarily due to lower interest rates due to the retirement of our remaining swaps in the first six months of 2013.

Interest income was $26,197, which is $25,389 higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $122,390, which is $41,114 higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to interest received from the MCI/WorldCom bankruptcy settlements with Deutsche Bank in 2013.

Our equity portion of HCC’s net income was $218,372 for the three months ended September 30, 2012 and was $711,073 for the nine months ended September 30, 2012. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt. The operating results of SETC for the first three quarters of 2013 are included in the operating results of NU Telecom.

Other income for the nine months ended September 30, 2013 and 2012, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2013 was $521,796, compared to $449,878 allocated and received in 2012. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $52,437, which is $9,015 or 20.8% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $119,671, which is $12,693 or 9.6% lower in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Table of Content

Income Taxes

Income tax expense was $652,778, which is $259,868 or 66.1% higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and was $1,646,065, which is $452,249 or 37.9% higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The effective income tax rates for the nine months ending September 30, 2013 and 2012 were approximately 42.0% for both periods. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $100,399,011 at September 30, 2013, reflecting 56.8% equity and 43.2% debt. This compares to a capital structure of $102,338,011 at December 31, 2012, reflecting 54.5% equity and 45.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.06 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2013 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2013 we had a working capital surplus of $579,431. In addition, at September 30, 2013 we had approximately $4.0 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows. We were in full compliance with our debt covenants as of September 30, 2013, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Table of Content

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$7,377,133	$7,539,726
Investing activities	(3,907,632)	(5,167,129)
Financing activities	(4,483,846)	(3,003,899)
Increase (Decrease) in cash	$(1,014,345)	$(631,302)

Cash Flows from Operating Activities

Cash generated by operations for the nine months ended September 30, 2013 was $7,377,133, compared to cash generated by operations of $7,539,726 in 2012. The decrease in cash from operating activities in 2013 was primarily due to an increase in accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2013 was $1,735,505, compared to $2,749,850 at December 31, 2012.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash used in investing activities was $3,907,632 in the first nine months of 2013 compared to $5,167,129 in the first nine months of 2012. Capital expenditures relating to on-going operations were $3,929,302 for the nine months ended September 30, 2013, compared to $5,125,745 for the nine months ended September 30, 2012. We expect total plant additions to be approximately $6.0 million in 2013. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. We currently have approximately $4.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Table of Content

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 was $4,483,846 and included long-term debt repayments of $3,028,500, payments on our revolving credit facility of $165,393 and the distribution of $1,289,953 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $579,431 as of September 30, 2013, with current assets of approximately $8.7 million and current liabilities of approximately $8.1 million, compared to a working capital deficit of $4,947 as of December 31, 2012. The ratio of current assets to current liabilities was 1.07 and 1.00 as of September 30, 2013 and December 31, 2012. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for the second and third quarters of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $435,043 for the third quarter, $433,835 for the second quarter and $421,075 for the first quarter. We declared a quarterly dividend of $.0825 per share for the first, second and third quarters of 2012, which totaled $422,025 for the first quarter and $423,435 per quarter for the second and third quarters. We expect to continue to pay quarterly dividends during 2013, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. If we fail to comply with these covenants, our ability to pay dividends would be limited. At September 30, 2013 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Table of Content

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

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

3.2                   By-Laws of New Ulm Telecom, Inc.

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ULM TELECOM, INC.

Dated: November 12, 2013	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 12, 2013	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer