Form 10-K
period 2013-12-31
NEW ULM TELECOM INC
filed 2014-03-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal period ending December 31, 2013

or

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

☐  Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,717,441. This calculation is based upon the closing price of $6.30 of the stock on June 30, 2013, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 14, 2014, there were 5,089,534 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2014 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2013 Annual Report on Form 10-K and other documents filed by New Ulm Telecom, Inc. (“NU Telecom” or “the Company”) under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

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

Website Access to SEC Reports

Our website at www.nutelecom.net provides information about our products and services, along with general information about NU Telecom and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors – Click here to view the NU-Telecom SEC filings,” or call (507) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S−K is contained under “Code of Business Conduct” in the 2014 Proxy Statement and is incorporated by reference. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (507) 354-4111.

PART I

Item 1.   Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 108 years of experience in the local telephone exchange and telecommunications business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of five local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business was founded in 1905 and consisted of the operation of a single ILEC (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company. In 1993, we acquired our third ILEC, Peoples Telephone Company. In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). In 2012, we acquired our fifth ILEC, Sleepy Eye Telephone Company (SETC). Our ILEC businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide Internet protocol television (IPTV), digital television and cable television services (CATV), Internet access services, including both dial-up and high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

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

The Telecom Segment operates five ILECs (New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC) and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission (MPUC), while PTC is an independent telephone company that is regulated by the Iowa Utilities Board (IUB). Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2013 we served 28,683 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple IPTV, digital TV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Germany, New Ulm, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one CATV system in Aurelia, Iowa. These systems serve approximately 10,995 customers.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for the provisioning of commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and five communities with our CATV services.

Data – We provide Internet services, including dial-up and high-speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide managed services, e-mail and web hosting services.

Long Distance – Our end-user customers are billed for toll or long distance services on either a per-call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines.

Other – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and add/move/change services. Our directory publishing revenue is monthly recurring revenue from end-user subscribers for Yellow Page advertising in our telephone directories. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product as well as revenue collected for the sale of wireless phones and accessories.

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customer base places a value on the fact that we are a local company whose goal is to meet our customers’ total communications needs. The success of this vision depends on the following strategies:

•      We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality and a good reputation, a high level of commitment to the communities we serve and a direct billing relationship with a large majority of the customers we serve in our service territories. We offer a competitive, multi-service bundle of voice, high-speed Internet, IPTV and digital TV. We manage the potential decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds, high definition IPTV, digital video recording services, managed services, customized communications solutions content, along with outstanding customer service as a competitive differentiator.

•      We have and will continue to upgrade our networks and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to residential and business customers. We intend to continue to introduce new services that draw upon our core competencies and we believe are attractive to our target customers. In considering new services, we look for market opportunities that we believe present growth opportunities.

•      We continue to seek ways to improve our internal processes and gain operational efficiencies. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to seek efficiencies and enhance our customers’ experience. We continue to invest in our networks and train our employees to achieve customer service excellence.

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

•      We intend to continue to pursue a disciplined process of evaluating acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidations and mergers occur within the industry. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, several of our competitors have consolidated with other communication providers and as a result are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include: our strong commitment and presence in the communities we serve and knowledge of these markets, our experienced local service and support team and our ability to offer more flexible communications solutions than our larger competitors.

The long-range effect of competition on the delivery of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Past federal and state legislation have tended to expand competition in the telecommunications industry.

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our communications facilities. In addition, microwave transmission services, wireless communications, fiber optic/coaxial cable deployment, Voice over Internet Protocol (VoIP), satellite and other services also permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our ILEC switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to over 99% of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 92% of our access lines.

We compete as a CLEC in the cities of Redwood Falls and Litchfield, Minnesota. CenturyLink is the existing ILEC in these markets. Competition also exists in the other communities and areas served by our ILECs for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Glencoe, Hutchinson, Litchfield, New Ulm, Redwood Falls, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Hutchinson, Litchfield, Redwood Falls, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. Our ILECs and CLECs have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer value.

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

Regulation

The following summary provides a high-level overview, but may not include all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. At this time, we cannot predict the outcome of any of these developments or their potential impact on us. Regulation can change rapidly in the telecommunications industry and these changes could have an adverse effect on us in the future.

Overview

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate or international telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and municipal franchise agreements. Internet access (dial-up or high speed) is unregulated at both the state and federal levels. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an ILEC or CLEC.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks by an IXC. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. Regulation, competition, carriers optimizing their network costs and lower demand for dedicated lines have resulted in lower access rates and overall lower minutes of use on our network, which has affected our network access revenues.

Interstate access rates are established by the nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company’s actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by IXCs. We believe this trend will continue.

Each of our ILECs determines interstate access charges under rate of return regulation, whereby they earn a fixed return over and above operating costs. The specific process of setting interstate access rates is governed by FCC rules, which applies only to service providers with fewer than 50,000 lines. Three of our ILECs (HTC, PTC and WTC) utilize an average schedule process and the concept of pooling with other ILECs in NECA to arrive at rates and fair compensation. Our other two ILECs (New Ulm and SETC) arrive at their interstate rates through a study of their own individual interstate costs. Minnesota and Iowa utility commissions regulate the intrastate access rates for all five of our ILECs in their respective states.

Wireline Interstate

Our ILEC companies participate in the NECA common line pool where end-user common line funds collected are pooled. A portion of our ILEC revenue is based on settlements distributed from this pool. Our ILEC companies also participate in the NECA traffic-sensitive pool. These pool settlements are adjusted periodically.

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the ILEC with whom the CLEC competes, unless the CLEC qualifies for the Rural Exemption.

Intercarrier Compensation and Universal Service Fund (USF) Reform

The FCC released the National Broadband Plan in April 2010 recommending significant changes to the Access Charge policy and processes. This was followed on November 18, 2011, by FCC Order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path towards a “bill & keep” regime which eliminates compensation for termination of traffic received from another carrier.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes IXCs and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2013, Telecom network access revenue represented approximately 32% of our operating revenue, down from approximately 33% for the year ended December 31, 2012.

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

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. These rules eliminated the legacy Local Switching support, but also provide for a new Connect America Fund (CAF) support for rate of return carriers to make up some of their access revenue reductions and provide direct support to PriceCap carriers for broadband build outs. The new rules have caused rates for end users to increase as intercarrier compensation is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our ILECs has been designated as an ETC. CLECs are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our CLECs are currently not receiving FUSF support. All ETCs must certify annually to USAC or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2013, we received an aggregate of $3,208,545 from FUSF, consisting of $235,029 for a combination of high cost loop support and local switching support, $1,629,720 of Federal common line support and $1,343,796 of CAF support. Our net USF in 2013 comprised 8.3% of our total revenue for the year. We receive no State USF.

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

Employees

As of March 1, 2014 we had 141 full-time equivalent employees.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2014, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer	56
	– NU Telecom

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer	57
	and Corporate Secretary – NU Telecom

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	47
	– NU Telecom

Our executive officers are appointed annually and serve at the discretion of our Board of Directors. Mr. Otis, President and Chief Executive Officer; Ms. Bornhoft, Vice-President, Chief Operating Officer and Corporate Secretary; and Mr. Kawlewski, Chief Financial Officer and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

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

Item 2.   Properties

Our business is primarily focused on the provision of communication service and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2013, our gross property, plant and equipment of $129,634,751 (net balance of $43,559,327) consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. We own the telephone property, plant and equipment that we use to operate our telephone systems. Our five ILECs own the central office equipment (COE) that we use to record, switch and transmit telephone calls, as described below:

New Ulm’s host COE was purchased in 1991 and consists of a Nortel Networks DMS-100/200 digital switch. New Ulm also has remote switching sites in four locations: three located in the city of New Ulm and one in the city of Courtland. The equipment at these remote switching sites is housed within specially designed COE buildings. In 2005, we installed a Tacqua T7000 soft switch in the New Ulm central office.

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

Our principal property locations are the following:

(1)      HTC owns the following buildings: 1) one building located at 235 Franklin Street South West, Hutchinson, Minnesota. This building houses a business office and central office and contains approximately 22,616 square feet. 2) Three buildings located at 345 Michigan Street South East, Hutchinson, Minnesota. These buildings house HTC’s outside plant equipment and contain office space for customer service technicians. The three buildings have approximately 19,200 square feet. HTC also owns a tower located at 345 Michigan Street South East, Hutchinson, Minnesota.

(2)      HTI owns the following buildings and towers: 1) one building located at 421 South CSAH 34, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet. 2) One tower and building located at 20877 County Road 9, Darwin, Minnesota. This building contains approximately 168 square feet. 3) A second tower located at 55106 County Road 38, Buffalo Lake, Minnesota. An attached building contains approximately 168 square feet. 4) A third tower is located at 22100 Minnesota Highway 15, Dassel, Minnesota. An attached building contains approximately 240 square feet.

(3)   New Ulm owns the following buildings, land and towers: 1) one building located at 2104 East 10th Street, Glencoe, Minnesota that houses a business office, COE and CATV head-end equipment and contains approximately 962 square feet. 2) One building located at 27 North Minnesota, New Ulm, Minnesota. This building contains approximately 14,000 square feet and is used primarily as a retail location housing customer support services and our corporate business offices. 3) One building located at 400 Second Street North, New Ulm, Minnesota. The building was originally constructed in 1918 and contains some of our back office functions and COE. The building also contains warehouse and garage space and contains approximately 23,700 square feet. 4) One building located at 137 East 2nd Street, Redwood Falls, Minnesota. This building contains business offices and COE and contains approximately 1,540 square feet. 5) Land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area. 6) Two additional parcels within the city limits of New Ulm, Minnesota. The first parcel, legally described as Lot 3 - Block 1 and Lot 2 - Block 3, Airport Industrial Park contains a new remote and retail facility. This building contains approximately 2,400 square feet, with approximately 1,350 square feet used as retail space. The remaining space is used as a remote central office. The second parcel is legally described as Lot 3 - Block 1, Bridge Street Industrial Park First Addition is currently vacant and available for future use. 7) A warehouse located at 1201 North Front Street, New Ulm, Minnesota. The warehouse contains 13,680 square feet and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction, and office space for customer service technicians. (8) Three towers and the land on which they are located. One tower is located east of the city of New Ulm, Minnesota along Highway 14 in Nicollet County. Another tower is located north of Saint George, Minnesota. The third tower is located at 400 Second Street North, New Ulm, Minnesota.

(4)      PTC owns the following buildings and land 1) one building located at 133 Main Street, Aurelia, Iowa and contains approximately 1,100 square feet of warehouse space and 525 square feet of office space. 2) One building adjacent to its main office building located at 217 Main Street, Aurelia, Iowa. This building has the capacity to expand the present main office building and contains approximately 1,875 square feet. 3) One building located at 221 Main Street, Aurelia, Iowa that houses a business office, COE and CATV head-end equipment and contains approximately 1,875 square feet. 4) A vacant lot located at 121 Main Street, Aurelia, Iowa. This lot is 25 feet by 100 feet.

(5)      SETC owns and leases the following buildings: 1) one building located at 111 2nd Street, Goodhue, Minnesota. This building houses the business office and contains approximately 3,628 square feet. 2) One building located at 207 S Broadway, Goodhue, Minnesota. This building houses the warehouse and contains approximately 1,200 square feet. 3) SETC leases a building located at 101 Ellsworth Street SW, Sleepy Eye, Minnesota. This building houses the warehouse and contains approximately 5,625 square feet. 4) One building located at 121 2nd Ave NW, Sleepy Eye, Minnesota. This building houses the business office and COE and contains approximately 13,000 square feet.

(6)      WTC owns the following towers and buildings: 1) one tower located in the city of Sanborn and leases the land on which the tower is located. 2) One building located at 22 South Marshall, Springfield, Minnesota. This building houses the business office and COE and contains approximately 2,100 square feet. 3) A warehouse and lot located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction and contains approximately 3,750 square feet.

In addition, New Ulm, HTC, PTC, SETC, WTC and HTI own the huts, buildings, lines, cables and associated outside physical plant for use in providing our services. We also own various communications equipment that we lease to subscribers and other similarly-used instruments.

Item 3.   Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NULM." As of March 1, 2014 there were 1,376 registered stockholders and approximately 823 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTCQB Marketplace during 2013 and 2012. OTCQB Marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2013			2012
	High	Low		High	Low
1st quarter	6.25	5.88	1st quarter	7.00	6.02
2nd quarter	6.50	5.76	2nd quarter	6.75	5.50
3rd quarter	6.75	6.00	3rd quarter	7.25	5.75
4th quarter	7.50	6.12	4th quarter	7.00	5.91

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for the second, third and fourth quarters of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $432,612 for the fourth quarter, $435,043 for the third quarter, $433,835 for the second quarter, and $421,075 for the first quarter. We declared a quarterly dividend of $0.0825 per share for each of the four quarters ending December 31, 2012, which totaled $422,024 for the first quarter and $423,435 per quarter for the second, third and fourth quarters. A quarterly cash dividend of $0.0850 per share was paid on March 14, 2014 to stockholders of record at the close of business on March 7, 2014.

Our Board of Directors consider dividend payment practices that reflect its judgment that our stockholders would be better served if we retained a higher portion of the cash generated by our business in excess of our expected cash needs to use for other purposes, such as to make investments in our business, rather than distribute cash to our stockholders. We expect to continue to pay quarterly dividends during 2014, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

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

Per our Master Loan Agreements (MLA) with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013. At December 31, 2012 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

At a meeting of the Board of Directors on November 26, 2013, the Board approved the purchase of 28,600 shares of NU Telecom stock that had been held by BCS Holdings. BCS Holdings was a former partner with NU Telecom in HCC and had received the stock as part of the HCC spin-off. The purchase was completed on December 18, 2013. These shares have been retired for NU Telecom financial statement purposes.

Item 6.   Selected Financial Data

Not required for a smaller reporting company.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

NU Telecom has a state-of-the-art; fiber-rich communications network and offer a diverse array of communications products and services. Our ILEC and CLEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, video services and managed and hosted solutions services. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC, continuing the expansion of our service area into the Minnesota communities and surrounding areas of Bellechester, Goodhue, Hanska, Mazzepa, Sleepy Eye and White Rock. We also sell and service other communications products.

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

Executive Summary

Highlights in 2013:

•      In 2013, NU Telecom continued to integrate the operations of SETC, which NU Telecom acquired in a spin-off agreement with HCC. NU Telecom originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off. Additional information pertaining to this acquisition is available in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

•      Net income in 2013, totaled $2,854,115, which was a $320,799 or 10.1% decrease compared to 2012. The HCC spin-off was structured as a tax-free reorganization under Section 355 of the Internal Revenue Code. NU Telecom had $1,778,309 of deferred book taxes associated with the HCC equity subsidiary that was reversed in 2012 due to the HCC spin-off. This reversal eliminated our income tax expense for 2012 and allowed us to record an income tax benefit of $365,477 for 2012. Without the deferred income tax reversal, net income for 2012 would have been $1,396,605, compared to $2,854,115 for 2013.

•      Consolidated revenue for 2013 totaled $38,715,585, which was a $6,232,597 or 19.2% increase compared to 2012. Network access revenue increased $1,414,879 or 13.1% in 2013 compared to 2012 primarily due to the addition of the operating results of SETC, which we acquired through the HCC spin-off, partially offset by lower minutes of use and the implementation of the FCC Intercarrier Compensation and USF reform order regarding state access pricing levels that took effect on July 3, 2012. In addition, video and data revenues had increases of $1,357,421 or 22.7% and $1,980,004 or 35.6% in 2013 compared to 2012 primarily due to the addition of the operating results of SETC and video rate increases deployed into several of our markets over the course of 2013 and 2012.

•      The HCC spin-off added approximately 4,700 access lines, 1,100 video customers, 2,900 broadband customers, 100 dial-up internet customers and 2,400 long distance customers to our customer base as of December 31, 2012.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2014.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,569 or 5.2% in 2013 compared to 2012 due to the reasons mentioned above.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, along with hosted and managed service solutions are expected to continue to offset a portion of the revenue declines from the unfavorable access line trends discussed above.

To combat competitive pressures, we continue to emphasize the bundling of our products and services. Our customers have the option to bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment options, a convenient billing solution and bundle pricing discounts. We believe product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. We have constructed a state-of-the-art, fiber-rich broadband network, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video, IPTV and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment for the years ended December 31, 2013 and 2012 are included below:

Telecom Segment

	2013	2012	Increase (Decrease)
Operating Revenues
Local Service	$6,680,799	$5,782,218	$898,581	15.5%
Network Access	12,196,235	10,781,356	1,414,879	13.1%
Video	7,327,031	5,969,610	1,357,421	22.7%
Data	7,548,004	5,568,000	1,980,004	35.6%
Long Distance	829,277	607,902	221,375	36.4%
Other	4,134,239	3,773,902	360,337	9.5%
Total Operating Revenues	38,715,585	32,482,988	6,232,597	19.2%

Cost of Services, Excluding Depreciation and Amortization	17,376,461	14,310,030	3,066,431	21.4%
Selling, General and Administrative	6,836,978	6,269,618	567,360	9.0%
Depreciation and Amortization Expenses	9,155,694	8,219,749	935,945	11.4%
Total Operating Expenses	33,369,133	28,799,397	4,569,736	15.9%

Operating Income	$5,346,452	$3,683,591	$1,662,861	45.1%

Net Income	$2,854,115	$3,174,914	$(320,799)	-10.1%

Capital Expenditures	$5,367,289	$7,014,135	$(1,646,846)	-23.5%

Key metrics
Access Lines	28,683	30,252	(1,569)	-5.2%
Video Customers	10,995	11,204	(209)	-1.9%
Broadband Customers	14,004	13,652	352	2.6%
Dial Up Internet Customers	271	476	(205)	-43.1%
Long Distance Customers	14,813	15,372	(559)	-3.6%

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $6,680,799, which is $898,581 or 15.5% higher in 2013 than in 2012. Local service revenue was higher in 2013 compared to 2012 primarily due to the addition of revenues associated with the HCC spin-off on December 31, 2012. Access lines decreased 1,569 or 5.2% in 2013 compared to 2012. Access lines associated with the HCC spin-off were included in the December 31, 2012 access lines, however, 2012 HCC revenues were included in HCC, which was a significant subsidiary, and was not consolidated, but rather was recorded as an equity subsidiary of NU Telecom using the equity method of accounting for the year 2012, prior to the spin-off of HCC. Our access lines are decreasing as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill SLCs to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $12,196,235, which is $1,414,879 or 13.1% higher in 2013 than in 2012 primarily due to additional revenues associated with the HCC spin-off on December 31, 2012. Network access revenues for 2013 were partially offset by lower minutes of use and the implementation of the FCC Intercarrier Compensation and USF reform order as it relates to state access pricing levels that took effect on July 3, 2012.

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our end-user customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our end-user subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and five communities with our CATV services. Video revenue was $7,327,031, which is $1,357,421 or 22.7% higher in 2013 than in 2012. This increase was primarily due to the addition of video customers and revenues associated with the HCC spin-off on December 31, 2012. A combination of rate increases introduced into several of our markets over the course of 2013 and 2012 also contributed to the increase in revenues.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is received in various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $7,548,004, which is $1,980,004 or 35.6% higher in 2013 than in 2012. This increase was primarily due to the addition of data customers and revenues associated with the HCC spin-off on December 31, 2012. We expect future growth in this area will be driven by expansion of service areas, our aggressively packaging and selling service bundles and offering managed service solutions to businesses.

Long Distance – Our end-user customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $829,277, which is $221,375 or 36.4% higher in 2013 than in 2012. This increase was primarily due to the addition of long distance customers and revenues associated with the HCC spin-off on December 31, 2012.

Other Revenue – We generate revenue from directory publishing, sales and service of CPE, bill processing and add/move/change services. Our directory publishing revenue from end-user subscribers for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for the wireless product, as well as revenue collected for the sale of wireless phones and accessories. Other revenue was $4,134,239, which is $360,337 or 9.5% higher in 2013 than in 2012. This increase was primarily due to additional revenues associated with the HCC spin-off on December 31, 2012 and increases in the sales of cellular phone and activation revenues, partially offset by a decrease in the sales of CPE and a reduction in billed management fees.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $17,376,461, which is $3,066,431 or 21.4% higher in 2013 than in 2012. This increase was primarily due to higher expenses associated with the HCC spin-off on December 31, 2012, higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,836,978, which is $567,360 or 9.0% higher in 2013 than in 2012. This increase was primarily due to higher expenses and one-time costs associated with the HCC spin-off on December 31, 2012.

Depreciation and Amortization

Depreciation and amortization was $9,155,694, which is $935,945 or 11.4% higher in 2013 than in 2012. This increase was primarily due to tangible and intangible asset additions received in the HCC spin-off and other increases in our plant and broadband network. The spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, based upon our preliminary spin-off price allocation, the acquired assets were recorded at estimated fair values as of the date of acquisition. Details of the fair value recorded on the tangible and intangible assets acquired in the HCC spin-off are included in Note 3 – “Acquisitions and Dispositions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Operating Income

Operating income was $5,346,452, which is $1,662,861 or 45.1% higher in 2013 than in 2012. This increase was due to an increase in revenue, offset by increases in cost of services, depreciation and amortization, and an increase in selling, general and administrative expenses, all of which are described above.

See Consolidated Statements of Income on Page 35 (for discussion below)

Other Income and Interest Expense

Our equity portion of HCC’s net income was $770,539 for the year ended December 31, 2012. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt. The operating results of SETC for 2013 are included in the operating results of NU Telecom.

Other income in 2013 and 2012 included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2013 was $521,796, compared to $449,878 allocated and received in 2012. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income increased $73,496 in 2013 compared to 2012. This increase was primarily due to interest received from the MCI/WorldCom bankruptcy settlements with Deutsche Bank in 2013.

Interest expense decreased $845,551 in 2013 compared to 2012. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2013 as the variable rate we now pay on that debt portion is lower than the fixed rate we were previously paying.

Other investment income increased $38,164 in 2013 compared to 2012. Other investment income includes our equity ownerships in several partnerships and limited liability corporations. We recorded $172,033 of income from equity investments in 2013 and $158,582 of income in 2012.

Income Taxes

Income tax expense increased by $2,345,916 in 2013 compared to 2012 as we recorded income tax expense of $1,980,439 in 2013 and recognized an income tax benefit of $365,477 in 2012. The effective income tax rate was 41.0% and (13.0%) for 2013 and 2012. The effective income tax rate in 2013 was higher than 2012 primarily due to changes in deferred taxes as a result of the HCC spin-off in 2012. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 7 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,661,439 at December 31, 2013, reflecting 58.3% equity and 41.7% debt. This compares to a capital structure of $102,338,011 at December 31, 2012, reflecting 54.5% equity and 45.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.87 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our common stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2013 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2013 we had a working capital deficit of $38,447,515. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

In addition, at December 31, 2013 we also had approximately $5.6 million available under our revolving credit facility to fund any short-term working capital needs.

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

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2013	2012	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$11,465,801	$10,450,013	$1,015,788	9.72%
Investing activities	(5,448,847)	(7,020,595)	$1,571,748	22.39%
Financing activities	(7,802,400)	(1,901,285)	$(5,901,115)	-310.38%
Increase (decrease) in cash	$(1,785,446)	$1,528,133	$(3,313,579)	-216.84%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2013 was $11,465,801, compared to cash generated by operations of $10,450,013 in 2012. The increase in cash flows from operating activities in 2013 was primarily due to the change in deferred income tax, an increase in depreciation and amortization, and changes in investment income from HCC, partially offset the timing of changes in accounts payable and receivables.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2013 was $964,404, compared to $2,749,850 at December 31, 2012. Cash at December 31, 2012 included a significant portion of the loan proceeds used to finance the HCC spin-off. We subsequently paid down debt with those loan proceeds during 2013.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $5,448,847 for the year ended December 31, 2013, compared to $7,020,595 used in investing activities in 2012. Capital expenditures relating to on-going operations were $5,367,289 in 2013 and $7,014,135 in 2012. Our investing expenditures have been financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2013, we had approximately $5.6 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2013 was $7,802,400. This included long-term debt repayments of $4,113,000, a $1,786,655 payoff of on our revolving credit facility, and the distribution of $1,722,565 of dividends to stockholders. We also repurchased $180,180 of our common stock in 2013. Cash used in financing activities for the year ended December 31, 2012 was $1,901,285. This included long-term debt repayments of $3,698,883 and the distribution of $1,692,329 of dividends to stockholders, offset by a $1,191,713 increase in debt due to the new loan associated with the HCC spin-off and a $2,298,214 increase in debt due to the use of our revolving credit facility.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $38,447,515 as of December 31, 2013, with current assets of approximately $6.5 million and current liabilities of approximately $44.9 million, compared to a working capital deficit of $4,947 as of December 31, 2012. The ratio of current assets to current liabilities was 0.14 and 1.00 as of December 31, 2013 and 2012. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013. At December 31, 2012 we were in compliance with all the stipulated financial ratios in our loan agreements. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2013, were $0, excluding current debt maturities of $40,707,730. As previously stated, our current outstanding debt with CoBank, ACB has a balloon maturity date of December 31, 2014. We have notified CoBank, ACB of our intent to refinance our credit facilities prior to the December 31, 2014 maturity date. Long-term debt obligations as of December 31, 2012, were $42,494,385, excluding current debt maturities of $4,113,000.

We have a credit facility with CoBank, ACB. Under the credit facility, we entered into separate MLAs and a series of supplements to the respective MLAs. Under the terms of the two MLAs and the supplements, we initially borrowed $59,700,000 and borrowed an additional $4,500,000 on December 19, 2012 and entered into promissory notes on the following terms:

           MLA RX0583

●	RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.
●	RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $6,434,730 on this revolving note as of December 31, 2013.
●	RX0583-T3 - $4,500,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2014. Seven quarterly principal payments of $225,000 are due commencing June 30, 2013 through December 31, 2014. A final balloon payment of $2,925,000 is due at maturity of the note on December 31, 2014.

RX0583-T1 and RX0583-T2 initially bear interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. RX0583-T3 initially bears interest at a “LIBOR Margin” rate equal to 3.00 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

MLA RX0584

●	RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.
●	RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2013.
●	RX0584-T3 - $3,000,000 term note with interest payable monthly. Final maturity of the note was April 3, 2008. This note has been fully paid.

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

Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

At December 31, 2012, we were in compliance with all financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if we are not in default or potential default under our loan agreements. Since September 30, 2012, our Total Leverage Ratio has been below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

See Note 5 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed the obligations of our New Ulm subsidiary joint venture investment in FiberComm, LC. See Note 12 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2013 Annual Report on Form 10-K are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2013.

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

Revenues earned from IXCs accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $120,000 and $175,705 as of December 31, 2013 and 2012.

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

We had entered into interest rate swaps with our lender CoBank, ACB to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

In 2013 and 2012, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2013 and 2012, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches  to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2013 DCF model include the following:

•       A 10.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•       A 1.50% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of the goodwill was $39,805,349 as of December 31, 2013 and $39,975,906 as of December 31, 2012. The decrease of $170,557 in goodwill in 2013 compared to 2012 was due to the true-up of goodwill obtained through the HCC spin-off on December 31, 2012.

In 2013, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $4.2 million, which indicated that we had no impairment as of December 31, 2013. In addition, in 2013, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $2.1 million, which indicated that we had no impairment as of December 31, 2013. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

As of December 31, 2013 and 2012 we had $259,739 and $143,866 of unrecognized tax benefits net of a federal tax benefit of $88,311 and $48,914, which if recognized would affect the effective tax rate. Currently, a petition related to HCC’s 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2009 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2013 and 2012 we had $68,286 and $19,136 of accrued interest that related to income tax matters.

Property, Plant and Equipment

We record impairment losses on long‑lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down those assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. We have reviewed our long-lived assets and concluded that no impairment charge on these long-lived assets is necessary.

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2013.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 14.29% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers.  Both plans were implemented in 2006. Both of these plans are cash-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate performance, with financial and customer related targets. The financial targets are based on an achievement of specified operating revenues and operating income before interest, taxes, depreciation and amortization (OIBITDA), based on our budget, while the customer service targets are based on several other customer service key performance indicators.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 14, 2014

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
OPERATING REVENUES:
Local Service	$6,680,799	$5,782,218
Network Access	12,196,235	10,781,356
Video	7,327,031	5,969,610
Data	7,548,004	5,568,000
Long Distance	829,277	607,902
Other	4,134,239	3,773,902
Total Operating Revenues	38,715,585	32,482,988

OPERATING EXPENSES:

Plant Operations, Excluding Depreciation and Amortization	7,711,075	6,633,873
Cost of Video	6,432,420	5,104,561
Cost of Internet	1,142,991	959,058
Cost of Other Nonregulated Services	2,089,975	1,612,538
Depreciation and Amortization	9,155,694	8,219,749
Selling, General, and Administrative	6,836,978	6,269,618
Total Operating Expenses	33,369,133	28,799,397

OPERATING INCOME	5,346,452	3,683,591

OTHER (EXPENSE) INCOME:

Interest During Construction	11,187	19,067
Equity in Earnings of Hector Investment	-	770,539
CoBank Patronage Dividends	521,796	449,878
Interest Income	155,304	81,808
Loss on Hector Communications Corporation Spin-Off	-	(111,546)
Interest Expense	(1,381,792)	(2,227,343)
Other Investment Income (Expense)	181,607	143,443
Total Other Income (Expense)	(511,898)	(874,154)

INCOME BEFORE INCOME TAXES	4,834,554	2,809,437

INCOME TAXES	1,980,439	(365,477)

NET INCOME	$2,854,115	$3,174,914

BASIC AND DILUTED NET INCOME PER SHARE	$0.56	$0.62

DIVIDENDS PER SHARE	$0.34	$0.33

WEIGHTED AVERAGE SHARES OUTSTANDING	5,111,012	5,123,017

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

NET INCOME	$2,854,115	$3,174,914

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized Loss of Equity Method Investee	-	(37,379)
Reclassification for the Realized Loss on HCC Spin-Off	-	111,546
Unrealized Gains on Interest Rate Swaps	303,851	939,332
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(124,538)	(378,578)
OTHER COMPREHENSIVE INCOME	179,313	634,921

COMPREHENSIVE INCOME	$3,033,428	$3,809,835

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS

	2013	2012
CURRENT ASSETS:
Cash	$964,404	$2,749,850
Receivables, Net of Allowance for
Doubtful Accounts of $120,000 and $175,705	1,458,627	1,996,996
Income Taxes Receivable	-	201,270
Materials, Supplies, and Inventories	2,535,046	2,276,368
Deferred Income Taxes	761,076	795,375
Prepaid Expenses	778,035	610,265
Total Current Assets	6,497,188	8,630,124

INVESTMENTS & OTHER ASSETS:

Goodwill	39,805,349	39,975,906
Intangibles	26,137,960	28,609,193
Other Investments	6,731,959	6,491,513
Deferred Charges and Other Assets	148,477	77,478
Total Investments and Other Assets	72,823,745	75,154,090

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	108,677,838	105,707,925
Other Property & Equipment	11,512,589	10,221,493
Video Plant	9,444,324	9,361,510
Total Property, Plant and Equipment	129,634,751	125,290,928
Less Accumulated Depreciation	86,075,424	80,466,903
Net Property, Plant & Equipment	43,559,327	44,824,025

TOTAL ASSETS	$122,880,260	$128,608,239

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2013 AND 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

2013		2012
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$40,707,730	$4,113,000
Accounts Payable	1,792,608	1,988,390
Accrued Income Taxes	114,017	-
Other Accrued Taxes	190,954	193,746
Financial Derivative Instruments	-	303,851
Deferred Compensation	65,523	67,614
Accrued Compensation	605,861	569,028
Other Accrued Liabilities	1,468,010	1,399,442
Total Current Liabilities	44,944,703	8,635,071

LONG-TERM DEBT, Less Current Portion	-	42,494,385

NONCURRENT LIABILITIES:
Loan Guarantees	274,649	303,627
Deferred Income Taxes	19,418,249	20,166,649
Unrecognized Tax Benefit	259,739	143,866
Other Accrued Liabilities	107,765	136,146
Deferred Compensation	921,446	997,869
Total Noncurrent Liabilities	20,981,848	21,748,157

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,089,534 and 5,103,918 Shares Issued and Outstanding	8,482,556	8,506,530
Accumulated Other Comprehensive Income (Loss)	-	(179,313)
Retained Earnings	48,471,153	47,403,409
Total Stockholders' Equity	56,953,709	55,730,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,880,260	$128,608,239

Certain historical numbers have been changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,854,115	$3,174,914
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	9,194,430	8,258,486
Undistributed Earnings of Hector Investment	-	(770,539)
Loss on Acquisition of Sleepy Eye Telephone Co.	-	111,546
Undistributed Earnings of Other Equity Investment	(172,033)	(158,582)
Noncash Patronage Refund	(130,449)	(157,457)
Stock Issued in Lieu of Cash Payment	99,400	65,800
Distributions from Equity Investments	114,616	300,000
Changes in Assets and Liabilities:
Receivables	398,356	1,017,501
Income Taxes Receivable	201,270	(33,415)
Materials, Supplies, and Inventories	(258,678)	(224,434)
Prepaid Expenses	(174,770)	(88,638)
Deferred Charges and Other Assets	(39,696)	-
Accounts Payable	(67,804)	926,587
Accrued Income Taxes	114,017	-
Other Accrued Taxes	(2,792)	(21,691)
Other Accrued Liabilities	77,020	(112,592)
Deferred Income Tax	(662,687)	(1,642,103)
Deferred Compensation	(78,514)	(195,370)
Net Cash Provided by Operating Activities	11,465,801	10,450,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,367,289)	(7,014,135)
Cash Acquired from Spin-Off of HCC	-	18,150
Other, Net	(81,558)	(24,610)
Net Cash Used in Investing Activities	(5,448,847)	(7,020,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(4,113,000)	(3,698,883)
Issuance of Long-Term Debt	-	1,191,713
Repurchase of Common Stock	(180,180)	-
Changes in Revolving Credit Facility	(1,786,655)	2,298,214
Dividends Paid	(1,722,565)	(1,692,329)
Net Cash Used in Financing Activities	(7,802,400)	(1,901,285)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,785,446)	1,528,133

CASH at Beginning of Period	2,749,850	1,221,717

CASH at End of Period	$964,404	$2,749,850

Supplemental cash flow information:
Cash paid for interest	$1,347,065	$2,175,356
Net cash (received) paid for income taxes	$2,390,890	$1,310,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total
	Shares	Amount			Equity

BALANCE on December 31, 2011	5,115,435	$8,525,725	$(814,234)	$45,972,430	$53,683,921

Directors' Stock Plan	17,083	28,472		72,328	100,800
Retirement of Stock from HCC Spin-Off	(28,600)	(47,667)		(123,934)	(171,601)
Net Income				3,174,914	3,174,914
Dividends				(1,692,329)	(1,692,329)
Other Comprehensive Income			634,921		634,921

BALANCE on December 31, 2012	5,103,918	8,506,530	(179,313)	47,403,409	55,730,626

Directors' Stock Plan	14,216	23,693		68,707	92,400
Retirement of Stock from BCS Holdings	(28,600)	(47,667)		(132,513)	(180,180)
Net Income				2,854,115	2,854,115
Dividends				(1,722,565)	(1,722,565)
Other Comprehensive Income			179,313		179,313

BALANCE on December 31, 2013	5,089,534	$8,482,556	$-	$48,471,153	$56,953,709

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting policies conform with GAAP and, where applicable, to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on stockholders’ investments).

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

Revenues earned from IXCs accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers. Revenues are billed at tariffed access rates for both interstate and intrastate calls. Revenues for these services are recognized based on the period the access is provided.

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. New Ulm’s and SETC’s settlements from the pools are based on its actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable.We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

We derive revenues from the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Receivables

As of December 31, 2013 and 2012, our consolidated receivables totaled $1,458,627 and $1,996,996, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2013 and 2012 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts include the following:

	Year Ended December 31
	2013	2012

Balance at beginning of year	$175,705	$300,000
Additions charged to costs and expenses	185,803	65,603
Accounts written off	(241,508)	(189,898)
Balance at end of year	$120,000	$175,705

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2013 and 2012 was $2,535,046 and $2,276,368.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2013 and 2012, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out (FIFO) method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

We had entered into interest rate swaps with our lender CoBank, ACB to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our interest rate swap agreements is discussed in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreements were determined based on Level 2 inputs.

Property, Plant and Equipment

We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down those assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows expected from those assets.Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring a write-down of the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. We have reviewed our long-lived assets and concluded that no impairment charge on our long-lived assets is necessary.

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2013.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. In addition, we determined that our HTC trade name intangible asset no longer had an indefinite life due to our re-branding initiatives. We determined that the HTC trade name would be amortized over three years, beginning in 2010, as the re-branding initiatives are completed. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 4 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,805,349 as of December 31, 2013 and $39,975,906 as of December 31, 2012. The decrease in goodwill in 2013 compared to 2012 is due to the true-up of goodwill obtained through the HCC spin-off on December 31, 2012. In the fourth quarter of 2013 and 2012 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2013 and 2012.

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

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2013. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $193,769 and $187,009 in 2013 and 2012.

Interest During Construction

We include an average cost of debt for the construction of plant in our communications plant accounts.

Income Taxes

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements and operating and tax credit carryforwards. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize interest and penalties related to income tax matters as income tax expense. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

Earnings And Dividends Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted earnings per share are based on our weighted average number of shares outstanding of 5,111,012 and 5,123,017 for the periods ended December 31, 2013 and 2012.

Dividends per share have been declared quarterly by the NU Telecom Board of Directors.

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

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2013 and 2012, include the following:

	2013	2012
Telecommunications Plant:
Land	$494,082	$494,082
Buildings	8,947,763	8,840,981
Other Support Assets	10,767,432	10,191,528
Central Office and Circuit Equipment	42,654,535	40,992,951
Cable and Wire Facilities	45,222,512	44,584,800
Other Plant and Equipment	404,883	404,883
Plant Under Construction	186,631	198,700
	108,677,838	105,707,925

Other Property	11,512,589	10,221,493
Video Plant	9,444,324	9,361,510

Total Property, Plant and Equipment	$129,634,751	$125,290,928

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $6,684,461 and $6,142,980 in 2013 and 2012. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2013 and 2012 were 5.2% and 5.4%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

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

The final allocation of the spin-off value of SETC is shown below:

Current Assets	$439,664
Property, Plant, and Equipment	9,847,787
Investments	2,412,938
Customer Relationship Intangible	9,900,000
Trade Name Intangible	570,000
Excess Costs Over Net Assets Acquired (Goodwill)	10,098,249
Current Liabilities	(300,621)
Deferred Liabilities	(7,675,522)

Total Purchase Price	25,292,495
Less Cash Acquired	(18,150)

Cash Paid for Acquisition	$25,274,345

This spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of acquisition. Based upon our final spin-off price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $20,568,249, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $9,900,000 and trade name intangible of $570,000. The estimated useful life of the customer relationship intangible is 14 years and trade name intangible is 5 years.

Pro Forma Financial Information

Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments. The following pro forma results presented are for 2012 as if the spin-off had been completed on January 1, 2012. The Company is providing this pro forma condensed Statement of Income to facilitate analysis of the 2012 Statement of Income.

	TWELVE MONTHS ENDED DECEMBER 31, 2012
		Actual Sleepy Eye Telephone Co.			New Ulm Telecom, Inc. Pro Forma Combined
	Actual New Ulm		Pro Forma Adjustments

REVENUES	$32,482,988	$5,527,334	$(359,438)		$37,650,884

NET INCOME	$3,174,914	$1,162,478	$(1,477,779)	*	$2,859,613

BASIC AND DILUTED NET INCOME PER SHARE	$0.62	$0.23	$(0.29)		$0.56

* These adjustments include Depreciation, Amortization, management services,equity income and Interest Expense, net of the related tax benefit.

The operating results for SETC are included in the December 31, 2013 operating results of NU Telecom, but are not included in operating results of NU Telecom as of December 31, 2012.

NOTE 4 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at December 31, 2013 and $39,975,906 at December 31, 2012. The decrease of $170,557 in the goodwill in 2013 compared to 2012 is due to the true-up of goodwill obtained through the HCC spin-off on December 31, 2012.

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

In 2013 and 2012, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2013 and 2012, the testing resulted in no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and a noncompetition agreement. As of December 31, 2009, our management determined that our trade name intangible was no longer an indefinite-lived intangible asset due to the rebranding of HTC’s products and services. Our management anticipated that this rebranding process would take approximately three years to complete and would result in an additional charge to amortization expense of $266,667 per year, over the three years which began in 2010 and ended in 2012. Amortization expense related to the definite-lived assets was $2,471,233 and $2,076,769 for 2013 and 2012. Amortization expense for the next five years is estimated to be:

2014	$2,471,233
2015	$2,471,233
2016	$2,469,256
2017	$2,469,083
2018	$2,355,083

We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		December 31, 2013		December 31, 2012
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$8,996,498	$29,278,445	$6,905,929
Regulatory Rights	15 yrs	4,000,000	1,599,987	4,000,000	1,333,323
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	914,000	1,370,000	800,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$38,448,445	$12,310,485	$38,448,445	$9,839,252

Net Identified Intangible Assets			$26,137,960		$28,609,193

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

MLA RX0583

●	RX0583-T1 - $15,000,000 term note with interest payable monthly. Twelve quarterly principal payments of $125,000 are due commencing March 31, 2008 through December 31, 2010. Sixteen quarterly principal payments of $250,000 are due commencing March 31, 2011 through December 31, 2014. A final balloon payment of $9,500,000 is due at maturity of the note on December 31, 2014.
●	RX0583-T2 - $10,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2014. We currently have drawn $6,434,730 on this revolving note as of December 31, 2013.
●	RX0583-T3 - $4,500,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2014. Seven quarterly principal payments of $225,000 are due commencing June 30, 2013 through December 31, 2014. A final balloon payment of $2,925,000 is due at maturity of the note on December 31, 2014.

RX0583-T1 and RX0583-T2 initially bear interest at a “LIBOR Margin” rate equal to 2.50 percent over the applicable LIBOR rate. RX0583-T3 initially bears interest at a “LIBOR Margin” rate equal to 3.00 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

MLA RX0584

●	RX0584-T1 - $29,700,000 term note with interest payable monthly. Twenty quarterly principal payments of $609,500 are due commencing March 31, 2010 through December 31, 2014. A final balloon payment of $17,510,000 is due at maturity of the note on December 31, 2014.
●	RX0584-T2 - $2,000,000 revolving note with interest payable monthly. Final maturity of the note is December 31, 2014. We currently have not drawn any funds on this revolving note as of December 31, 2013.
●	RX0584-T3 - $3,000,000 term note with interest payable monthly. Final maturity of the note was April 3, 2008. This note has been fully paid.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3.50 to 1.00, and (b) in either case if we are not in default or potential default under the loan agreements. Since September 30, 2012, our Total Leverage Ratio has been below the 3.50 to 1.00 ratio, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank, ACB approval.

Long-term debt is as follows:
	2013	2012

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $250,000, plus a notional variable rate of interest through December 31, 2014.	$10,500,000	$11,500,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	6,434,730	8,221,385

Secured two-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $225,000 (beginning on June 30, 2013), plus a notional variable rate of interest through December 31, 2014.	3,825,000	4,500,000

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010), plus a notional variable rate of interest through December 31, 2014.	19,948,000	22,386,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	-	-
	40,707,730	46,607,385
Less: Amount due within one year	40,707,730	4,113,000
Total Long Term Debt	$-	$42,494,385

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual capital expenditures tests.

Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

As of December 31, 2012 we were in compliance with the financial ratios in our loan agreements.

As described in Note 6 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we had entered into interest rate swaps that effectively fixed our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $46.3 million ($5.6 million available under the revolving credit facilities and $40.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.12%, as of December 31, 2013.

Required principal payments are as follows:

2014	$40,707,730
2015	$0
2016	$0
2017	$0
2018	$0

NOTE 6 – INTEREST RATE SWAPS

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank, ACB required that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we had entered into Interest Rate Swap Agreements with CoBank, ACB. Under these Interest Rate Swap Agreements and subsequent swaps that each covers a specified notional dollar amount, we had changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of those interest rate swaps, we paid a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment was below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment was above the contractual rate.

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

On June 30, 2013, $3,000,000 of our swaps matured on Loan RX0583-T2. No gain or loss was recognized on this swap as it had reached its full maturity.

These interest rate swaps qualified as cash flow hedges for accounting purposes under GAAP. We had reflected the effect of these hedging transactions in the financial statements. The unrealized gains were reported in other comprehensive income. If we had terminated our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements were determined based on valuations received from CoBank, ACB and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would have had to pay if the contracts were canceled or transferred to other parties.

NOTE 7 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2013	2012
Taxes currently payable
Federal	$2,114,852	$914,980
State	589,491	361,646
Deferred Income Taxes	(723,904)	(1,642,103)

Total Income Tax Expense (Benefit)	$1,980,439	$(365,477)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance Beginning of Year	$143,866	$-
Net Increases
Prior Period Tax Positions	115,873	143,866
Net Decreases
Prior Period Tax Positions	-	-
Settlements	-	-
Balance at End of Year	$259,739	$143,866

Certain historical numbers have been changed to conform with the current year's presentation.

As of December 31, 2013 we had $259,739 of unrecognized tax benefits net of a federal tax benefit of $88,311, which if recognized would affect the effective tax rate. As of December 31, 2012 we had $143,866 of unrecognized tax benefits net of a federal tax benefit of $48,914, which if recognized would affect the effective tax rate. A petition related to HCC’s 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2009 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2013 and 2012 we had $68,286 and $19,136 of accrued interest that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2013	2012

Statutory Tax Rate	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	6.74	(1.52)
Uncertain Tax Positions	0.27	-
Deferred Tax Adjustment for Hector Spin-Off	-	(49.97)
Permanent Differences and Other, Net	(0.05)	4.48
Effective tax rate	40.96%	(13.01)%

Table of Contents.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2013	2012
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(647,766)	$(588,991)
Deferred Compensation	(26,408)	(80,567)
Other	(86,902)	(125,817)
Total Current Deferred Tax (Asset) / Liabilities	(761,076)	(795,375)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	9,633,907	9,547,437
Intangible Assets	9,278,601	10,243,221
Unrealized Losses on Interest Rate Swaps	-	(124,538)
Deferred Compensation	(371,370)	(348,975)
Partnership Basis	877,111	849,504
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	19,418,249	20,166,649
Unrecognized Tax Benefit	259,739	143,866
Total Deferred Tax (Assets) / Liabilities Long-Term	19,677,988	20,310,515

Net Deferred Tax Liability	$18,916,912	$19,515,140

Certain historical numbers have been changed to conform with the current year's presentation.

NOTE 8 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $449,890 and $423,184 in 2013 and 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2013.

Our capital budget for 2014 is approximately $6,300,000 and will be financed through internally generated funds.

NOTE 10 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $254,245 and $306,717 during the years ended December 31, 2013 and 2012. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 11 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 15 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NOTE 12 - GUARANTEES

On September 30, 2011 Fibercomm, LC refinanced two existing loans with American State Bank with a new ten-year loan, maturing on September 30, 2021. As of December 31, 2013, we have recorded a liability of $274,649 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 13 – DEFERRED COMPENSATION

As of December 31, 2013 and 2012, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Our HCC investment consisted of the following:

	2013	2012
Equity Investment	$-	$18,000,000
Cumulative Income	-	4,129,162
Realized Loss on HCC Spin-Off	-	(111,546)
Spin-Off Transaction	-	(22,017,616)
Total	$-	$-

The cumulative undistributed earnings from HCC were as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Balance Beginning of Year	$-	$3,358,623
Current Income	-	770,539
Spin-Off Transaction	-	(4,129,162)
Cumulative Undistributed Earnings	$-	$-

The following table summarizes financial information of HCC as of the year ended December 31, 2012 (prior to the spin-off transaction):

2012
Current Assets	$3,065,977
Noncurrent Assets	120,762,774
Current Liabilities	44,210,503
Noncurrent Liabilities	13,565,175
Stockholders' Equity	66,053,073

Revenues	26,682,461
Operating Income	4,101,617
Net Income	2,311,618

NOTE 15 – SEGMENT INFORMATION

We operate in the Telecom Segment and have no other significant business segments. The Telecom Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

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

Note 16 – Transactions with equity method investments

We receive and provide services to various partnerships and limited liability companies where we are an investor. Services received include digital video, special access and communications circuits. Services provided include Board of Director meeting attendance, labor, Internet help desk services and management services. Cost of services we receive from affiliated parties may not be the same as the costs of such services had they been obtained from different parties.

Total revenues from transactions with affiliates were $799,166 and $1,156,879 for 2013 and 2012. Total expenses from transactions with affiliates were $428,825 and $458,509 for 2013 and 2012.

NOTE 17 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.0850 per share, payable on March 14, 2014 to stockholders of record at the close of business on March 7, 2014.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 29, 2014 (“Proxy Statement”), are incorporated by reference into this Form 10−K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2013, the last day of the Company fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2014 Proxy Statement and is incorporated by reference. Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Items 405, (d)(4) and (d)(5) of Regulation S−K, is contained under “Section 16(a) Beneficial Ownership Reporting Compliance,” and “The Board of Directors and Committees – Audit Committee”  in the 2014 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3).

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

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S−K is contained under “Executive Compensation” in the 2014 Proxy Statement and is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S−K is not required because the Company is a smaller reporting company.

Item 12.           Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2014 Proxy Statement and is incorporated by reference.

At December 31, 2013, we did maintain any equity compensation plans as described in Item 201(d) of Regulation S-K.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S−K.

The information required by Item 404(b) and Item 407(a) of Regulation S−K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2014 Proxy Statement and is incorporated by reference.

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

Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	34
	Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012	35
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012	36
	Consolidated Balance Sheets as of December 31, 2013 and 2012	37-38
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	39
	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2013 and 2012	40
	Notes to Consolidated Financial Statements	41-58

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 14, 2014
James P. Jensen, Chairman of the Board

/s/ Bill D. Otis	March 14, 2014
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 14, 2014
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul W. Erick	March 14, 2014
Paul W. Erick, Director

/s/ Duane D. Lambrecht	March 14, 2014
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 14, 2014
Perry Meyer, Director

/s/ Dennis E. Miller	March 14, 2014
Dennis Miller, Director

/s/ Wesley E. Schultz	March 14, 2014
Wesley E. Schultz, Director

/s/ Suzanne M. Spellacy	March 14, 2014
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on August 14, 2013)
3.2	Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q (File No. 0-3024) filed on November 12, 2013)
10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8‑K filed on July 18, 2006)

10.1.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1.1 contained in the Company’s Form 10-K for the year ended December 31, 2011) (“2011 Form 10-K”)

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10‑Q for the quarter ended March 31, 2007)

10.2.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.3+

Employment Agreement dated as of March 11, 2012, by and between New Ulm Telecom, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.4

Stockholder Agreement dated as of November 1, 2006, by and among New Ulm Telecom, Inc., Arvig Enterprises, Inc., and Blue Earth Valley Communications, Inc. and each individually (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended September 30, 2006)

10.4.1	New Ulm Telecom, Inc. Amended Management Incentive Plan (incorporated by reference to Exhibit 10.4.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on May 15, 2013)
10.5+

New Ulm Telecom, Inc. Director Stock Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, as filed with the SEC on April 4, 2012)

10.6	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended June 30, 2009)
10.7

Master Loan Agreement RX0583, dated as of January 4, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 7, 2008)

10.7.1

First Supplement dated January 4, 2008 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8‑K filed on January 7, 2008)

10.7.2

Second Supplement dated January 4, 2008, to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8‑K filed on January 7, 2008)

10.7.3

Third Supplement dated December 19, 2012 to the Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8‑K filed on January 7, 2013)

10.8	New Ulm Telecom, Inc. $15,000,000 Term Promissory Note (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 7, 2008)
10.9	New Ulm Telecom, Inc. $10,000,000 Revolving Promissory Note (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 7, 2008)
10.10

Interest Rate Swap Agreement dated February 26, 2008 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-Q for the quarter ended March 31, 2008)

10.11

Waiver and Amendment Letter dated March 27, 2009 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10‑Q for the quarter ended March 31, 2009)

10.12

Master Loan Agreement RX0584, dated January 4, 2008 between CoBank, ACB and Hutchinson

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

10.23*	Waiver and Amendment Letter dated February 26, 2014 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries
10.24*	Waiver and Amendment Letter dated February 26, 2014 between CoBank, ACB and New Ulm Telecom, Inc. and Subsidiaries
21*	Subsidiaries of the New Ulm Telecom, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

* Exhibit filed herewith

 +Management compensation plan or arrangement required to be filed as an exhibit