Form 10-Q
period 2014-03-31
NEW ULM TELECOM INC
filed 2014-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2014

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

The total number of shares of the Registrant’s common stock outstanding as of May 15, 2014: 5,089,534.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES:
Local Service	$1,636,349	$1,685,713
Network Access	3,209,114	2,971,600
Video	1,928,972	1,731,457
Data	1,938,129	1,803,080
Long Distance	205,198	215,440
Other Non-Regulated	1,061,439	1,005,155
Total Operating Revenues	9,979,201	9,412,445

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation
and Amortization)	1,964,577	1,881,383
Cost of Video	1,713,184	1,596,651
Cost of Data	323,538	249,275
Cost of Other Nonregulated Services	534,733	488,203
Depreciation and Amortization	2,331,781	2,210,500
Selling, General and Administrative	1,833,508	1,799,326
Total Operating Expenses	8,701,321	8,225,338

OPERATING INCOME	1,277,880	1,187,107

OTHER (EXPENSE) INCOME
Interest Expense	(235,107)	(571,150)
Interest Income	86,122	70,727
Interest During Construction	3,165	2,888
CoBank Patronage Dividends	435,319	521,796
Other Investment Income	49,622	40,625
Total Other Income (Expense)	339,121	64,886

INCOME BEFORE INCOME TAXES	1,617,001	1,251,993

INCOME TAXES	679,141	524,804

NET INCOME	$937,860	$727,189

BASIC AND DILUTED
NET INCOME PER SHARE	$0.18	$0.14

DIVIDENDS PER SHARE	$0.0850	$0.0825

WEIGHTED AVERAGE SHARES OUTSTANDING	5,089,534	5,103,918

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$937,860	$727,189

Other Comprehensive Income (Loss):
Unrealized Gain on Interest Rate Swaps	-	271,950
Income Tax Expense Related to Unrealized Gain on Interest Rate Swaps	-	(110,058)
Other Comprehensive Income	-	161,892

Comprehensive Income	$937,860	$889,081

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013

CURRENT ASSETS:
Cash and Cash Equivalents	$623,574	$964,404
Receivables, Net of Allowance for
Doubtful Accounts of $160,000 and $120,000	1,848,248	1,458,627
Income Taxes Receivable	60,901	-
Materials, Supplies, and Inventories	2,562,617	2,535,046
Deferred Income Taxes	760,072	761,076
Prepaid Expenses	787,988	778,035
Total Current Assets	6,643,400	6,497,188

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	25,520,152	26,137,960
Other Investments	6,923,088	6,731,959
Other Assets	125,873	148,477
Total Investments and Other Assets	72,374,462	72,823,745

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	109,058,513	108,677,838
Other Property & Equipment	12,402,276	11,512,589
Video Plant	9,292,903	9,444,324
Total Property, Plant and Equipment	130,753,692	129,634,751
Less Accumulated Depreciation	87,348,536	86,075,424
Net Property, Plant & Equipment	43,405,156	43,559,327

TOTAL ASSETS	$122,423,018	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2014	December 31, 2013

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$40,862,267	$40,707,730
Accounts Payable	1,260,227	1,792,608
Accrued Income Taxes	-	114,017
Other Accrued Taxes	250,563	190,954
Deferred Compensation	62,404	65,523
Accrued Compensation	257,804	605,861
Other Accrued Liabilities	1,328,059	1,468,010
Total Current Liabilities	44,021,324	44,944,703

LONG-TERM DEBT, Less Current Portion	-	-

NONCURRENT LIABILITIES:
Loan Guarantees	267,158	274,649
Deferred Income Taxes	19,417,246	19,418,249
Unrecognized Tax Benefit	259,739	259,739
Other Accrued Liabilities	93,164	107,765
Deferred Compensation	905,430	921,446
Total Noncurrent Liabilities	20,942,737	20,981,848

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,089,534 Shares Issued and Outstanding	8,482,556	8,482,556
Retained Earnings	48,976,401	48,471,153
Total Stockholders' Equity	57,458,957	56,953,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,423,018	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$937,860	$727,189
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,341,465	2,220,184
Undistributed Earnings of Other Equity Investments	(46,291)	(40,025)
Noncash Patronage Refund	(108,830)	(130,449)
Distributions from Equity Investments	-	14,616
Stock Issued in Lieu of Cash Payment	16,800	21,000
Changes in Assets and Liabilities:
Receivables	(376,701)	31,830
Income Taxes Receivable	(60,901)	201,270
Inventories	(27,571)	(266,035)
Prepaid Expenses	(26,753)	(70,992)
Accounts Payable	(751,622)	(119,253)
Accrued Income Taxes	(114,017)	162,644
Other Accrued Taxes	59,609	58,941
Other Accrued Liabilities	(502,609)	41,131
Deferred Compensation	(19,135)	(20,197)
Net Cash Provided by Operating Activities	1,321,304	2,831,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,340,560)	(1,122,358)
Other, Net	(43,499)	(81,636)
Net Cash Used in Investing Activities	(1,384,059)	(1,203,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,084,500)	(609,500)
Changes in Revolving Credit Facility	1,239,037	(2,313,868)
Dividends Paid	(432,612)	(421,075)
Net Cash Used in Financing Activities	(278,075)	(3,344,443)

NET DECREASE IN CASH	(340,830)	(1,716,583)

CASH at Beginning of Period	964,404	2,749,850

CASH at End of Period	$623,574	$1,033,267

Supplemental cash flow information:
Cash paid for interest	$221,882	$553,637
Net cash paid for income taxes	$855,500	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2013, AND
THREE MONTHS ENDED MARCH 31, 2014

			Accumulated Other Comprehensive Income (Loss)

	Common Stock Shares			Retained Earnings	Total Equity
		Amount

BALANCE on December 31, 2012	5,103,918	$8,506,530	$(179,313)	$47,403,409	$55,730,626
Director's Stock Plan	14,216	23,693		68,707	92,400
Retirement of Stock from BCS Holdings	(28,600)	(47,667)		(132,513)	(180,180)
Net Income				2,854,115	2,854,115
Dividends				(1,722,565)	(1,722,565)
Other Comprehensive Income			179,313		179,313

BALANCE on December 31, 2013	5,089,534	8,482,556	-	48,471,153	56,953,709

Net Income				937,860	937,860
Dividends				(432,612)	(432,612)

BALANCE on March 31, 2014	5,089,534	$8,482,556	$-	$48,976,401	$57,458,957

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of our financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the IXC’s. We believe this trend will continue.

New Ulm Telecom’s and Sleepy Eye Telephone Company’s (SETC) settlements from the pools are based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for New Ulm Telecom and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,713,973 and $1,592,692 for the three months ended March 31, 2014 and 2013. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2014 and 2013 we had $259,739 and $143,866 of unrecognized tax benefits net of a federal tax benefit of $88,311 and $48,914, which if recognized would affect the effective tax rate. Currently, a petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2009 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2014 and December 31, 2013 we had $68,286 of accrued interest that related to income tax matters.

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

We reviewed all significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Acquisitions and Dispositions

Hector Communications Corporation Spin-Off Agreement

On December 31, 2012 NU Telecom completed a spin-off agreement with HCC. NU Telecom had originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments and incurred $3.3 million of additional debt to finance the spin-off.

The final allocation of the spin-off value of HCC is shown below:

Current Assets	$439,664
Property, Plant, and Equipment	9,847,787
Investments	2,412,938
Customer Relationship Intangible	9,900,000
Trade Name Intangible	570,000
Excess Costs Over Net Assets Acquired (Goodwill)	10,098,249
Current Liabilities	(300,621)
Deferred Liabilities	(7,675,522)

Total Purchase Price	25,292,495
Less Cash Acquired	(18,150)

Cash Paid for Acquisition	$25,274,345

This spin-off was accounted for using the acquisition method of accounting for business combinations, and accordingly, the acquired assets were recorded at estimated fair values as of the date of acquisition. Based on our final spin-off price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $20,568,249, which is not deductible for income tax purposes.The Company recorded an intangible asset related to the acquired company’s customer relationships of $9,900,000 and trade name intangible of $570,000. The estimated useful life of the customer relationship intangible is 14 years and trade name intangible is 5 years.

Note 3 – Fair Value Measurements

We have adopted the rules prescribed under GAAP for our financial assets and liabilities. GAAP includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based on its own market assumptions. The fair value hierarchy consists of the following three levels:

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

We had entered into interest rate swaps with our lender, CoBank, ACB, to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

Debt – We estimate the fair value of our long-term debt based on the discounted future cash flows we expect to pay using current borrowing rates for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable where the current carrying amounts approximate fair market value.

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at March 31, 2014 and December 31, 2013.

As required by GAAP, we do not amortize goodwill and other intangible assets with indefinite lives, but test for impairment on an annual basis or earlier if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value.

In 2013 and 2012, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2013 and 2012, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights, trade name and a non-competition agreement. We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		March 31, 2014		December 31, 2013
		Gross Carrying Amount		Gross Carrying Amount
	Useful		Accumulated Amortization		Accumulated Amortization
	Lives
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$9,519,140	$29,278,445	$8,996,498
Regulatory Rights	15 yrs	4,000,000	1,666,653	4,000,000	1,599,987
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	942,500	1,370,000	914,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$38,448,445	$12,928,293	$38,448,445	$12,310,485

Net Identified Intangible Assets			$25,520,152		$26,137,960

Amortization expense related to the definite-lived intangible assets was $617,808 for both the three months ended March 31, 2014 and 2013.

Amortization expense for the remaining nine months of 2014 and the five years subsequent to 2014 is estimated to be:

  (April 1 – December 31) - $1,853,425
  2015 - $2,471,233
  2016 - $2,469,256
  2017 - $2,469,083
  2018 - $2,355,083
  2019 - $2,355,083

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of March 31, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual expenditures tests.

Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of March 31, 2014.

As described in Note 6  – “Interest Rate Swaps”,  we had entered into interest rate swaps that effectively fixed  our interest rates. As of June 30, 2013 our last remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $45.2 million ($4.3 million available under the revolving credit  facilities and $40.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.10%, as of March 31, 2014.

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

Each month, we made  interest payments to CoBank, ACB under its loan agreements based on the current applicable LIBOR Rate,  plus the contractual LIBOR margin in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank, ACB adjusted  our aggregate interest payments based on the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

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

These interest rate swaps qualified as cash flow hedges for accounting purposes under GAAP. We reflected the effect of these hedging transactions in the financial statements. The unrealized gains were reported in other comprehensive income. If we had terminated our interest rate swap agreements, the cumulative change in fair value at the date of termination would have been reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreements were determined based on valuations received from CoBank, ACB and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicated an estimated amount we would have been required to pay if the contracts were canceled or transferred to other parties.

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

Note 8 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a new ten-year loan, maturing on September 30, 2021. As of March 31, 2014, we have recorded a liability of $267,158 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 9 – Deferred Compensation

As of March 31, 2014 and December 31, 2013, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

       ▪  Western Telephone Company, a wholly-owned subsidiary of NU Telecom;

● CLECs:

    ▪  NU Telecom, located in Redwood Falls, Minnesota; and

    ▪  Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;

● Our investments and interests in the following entities include certain management responsibilities:

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

Note 11  – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2014. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the discussion relating to commitments and contingencies.

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

Our President and Chief Executive Officer, Mr. Bill D. Otis, was elected Chairman of the Board of Directors and President of HCC. Ms. Barbara A.J. Bornhoft, our Vice-President and Chief Operating Officer, also served  on the Board of Directors of HCC.

Note 13 – Subsequent Events

On April 29, 2014, NU Telecom’s Board of Directors declared a regular quarterly dividend on our common stock of $0.085 per share, payable on June 13, 2014 to stockholders of record at the close of business on May 9, 2014.

On April 15, 2014 NU Telecom received a notice of dispute from a wireless telephone carrier regarding traffic exchanged between the two companies and specifically the classification of IntraMTA wireless traffic related to access charges. NU Telecom is currently working towards a resolution of the dispute at both the federal and state levels. We cannot currently predict the outcome of this dispute or its impact to our company.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based on NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference.

Results of Operations

Overview

NU Telecom has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our ILEC and CLEC businesses provide local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition, we provide long distance service, dial-up and broadband Internet access, video services and managed and hosted solutions services. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC, continuing the expansion of our service area into the Minnesota communities and surrounding areas of Bellechester, Goodhue, Hanska, Mazzepa, Sleepy Eye and White Rock. As a one-stop shopping experience for our customers, we sell and service other communications products.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and digital TV. We also require capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Executive Summary

•

In 2013 and early 2014, NU Telecom continued to integrate the operations of SETC, which NU Telecom acquired in a spin-off agreement with HCC. NU Telecom originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off. Additional information pertaining to this acquisition is available in Note 2 – “Acquisitions and Dispositions.”

•

Net income for the first quarter of 2014 totaled $937,860 which was a $210,671 or 28.97% increase compared to the first quarter of 2013. This increase was primarily due to an increase in revenues described below and a decrease in interest expense due to the maturing of several of our swap agreements with CoBank, ACB during 2013 as the variable rate we currently pay on that debt portion is lower than the fixed rate we were previously paying.

•

Consolidated revenue for the first quarter of 2014 totaled $9,979,201, which was a $566,756 or 6.02% increase compared to the first quarter of 2013. This increase was primarily due to increases in network access, video and data revenues. Network access revenues increased primarily due to increased sales of special access circuits. Video revenue increased primarily due to increased demand for our high definition (HD) and digital video recorder (DVR) services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of 2014 and 2013. Data revenues increased primarily due to increased sales of our broadband services.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2014.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,428 or 4.78% for the twelve months ended March 31, 2014 due to the reasons mentioned above.

Growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset a portion of the revenue declines from the access line trends discussed above.

To be competitive, we continue to emphasize the bundling of our products and services. Our customers have the option to bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment options, a convenient billing solution and bundle pricing discounts. We believe product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment options. We have a state-of-the-art, fiber-rich broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products including broadband services, private line, VoIP, digital video, Internet Protocol Television and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$1,636,349	$1,685,713	$(49,364)	-2.93%
Network Access	3,209,114	2,971,600	237,514	7.99%
Video	1,928,972	1,731,457	197,515	11.41%
Data	1,938,129	1,803,080	135,049	7.49%
Long Distance	205,198	215,440	(10,242)	-4.75%
Other	1,061,439	1,005,155	56,284	5.60%
Total Operating Revenues	9,979,201	9,412,445	566,756	6.02%

Cost of Services, Excluding Depreciation and Amortization	4,536,032	4,215,512	320,520	7.60%
Selling, General and Administrative	1,833,508	1,799,326	34,182	1.90%
Depreciation and Amortization Expenses	2,331,781	2,210,500	121,281	5.49%
Total Operating Expenses	8,701,321	8,225,338	475,983	5.79%

Operating Income	$1,277,880	$1,187,107	$90,773	7.65%

Net Income	$937,860	$727,189	$210,671	28.97%

Capital Expenditures	$1,340,560	$1,122,358	$218,202	19.44%

Key metrics
Access Lines	28,432	29,860	(1,428)	-4.78%
Video Customers	10,894	11,098	(204)	-1.84%
Broadband Customers	14,196	13,774	422	3.06%
Dial Up Internet Customers	226	423	(197)	-46.57%
Long Distance Customers	14,876	15,215	(339)	-2.23%

Revenue

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,636,349, which is $49,364 or 2.93% lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to the decline in access lines. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our end-user customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $3,209,114, which is $237,514 or 7.99% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to increased sales of special access circuits, offset by lower minutes of use.

In recent years, IXCs and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to their network traffic. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or directly with the local exchange carriers. We cannot predict the likelihood of future claims and cannot estimate the impact.

On April 15, 2014 NU Telecom received a notice of dispute from a wireless telephone carrier regarding traffic exchanged between the two companies and specifically the classification of IntraMTA wireless traffic related to access charges. NU Telecom is currently working towards a resolution of the dispute at both the federal and state levels. We cannot currently predict the outcome of this dispute or its impact to our company.

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our Internet Protocol TV/digital TV services and four communities with our CATV services. Video revenue was $1,928,972, which is $197,515 or 11.41% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to increased demand for our HD and DVR services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of 2014 and 2013.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,938,129, which is $135,049 or 7.49% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $205,198, which is $10,242 or 4.75% lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider.We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,061,439, which is $56,284 or 5.60% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to increases in the sales of cellular phone and activation revenues, and an increase in the sales of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,536,032, which is $320,520 or 7.60% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily due to higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,833,508, which is $34,182 or 1.90% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,331,781, which is $121,281 or 5.49% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was due to higher depreciation associated with the increase in our assets, which reflects our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $1,277,880, which is $90,773 or 7.65% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in revenues, partially offset by an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $235,107, which is $336,043 or 58.84% lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2013 as the variable rate we now pay on that portion of our debt is lower than the fixed rate we were previously paying.

Interest income was $86,122, which is $15,395 or 21.77% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily due to an increase in dividend income earned on our investments for the period ended March 31, 2014 as compared to the period ended March 31, 2013.

Other income for the three months ended March 31, 2014 and 2013, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2014 was $435,319, compared to $521,796 allocated and received in 2013. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $49,622, which is $8,997 or 22.15% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $679,141, which is $154,337 or 29.41% higher in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.The effective income tax rates for the three months ending March 31, 2014 and 2013 were approximately 42.0% and 41.9%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $98,321,224 at March 31, 2014, reflecting 58.4% equity and 41.6% debt. This compares to a capital structure of $97,661,439 at December 31, 2013, reflecting 58.3% equity and 41.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.83 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2014 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2014 we had a working capital deficit of $37,377,924. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of March 31, 2014. At March 31, 2013, we were in compliance with all the stipulated financial ratios in our loan agreements.

In addition, at March 31, 2014 we also had approximately $4.3 million available under our revolving credit facility to fund any short-term working capital needs.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe that we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next twelve months.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$1,321,304	$2,831,854
Investing activities	(1,384,059)	(1,203,994)
Financing activities	(278,075)	(3,344,443)
Increase (Decrease) in cash	$(340,830)	$(1,716,583)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2014 was $1,321,304, compared to cash generated by operations of $2,831,854 in the first three months of 2013. The decrease in cash from operating activities in 2014 was primarily due to a decrease in accounts payable and other accrued liabilities, and an increase in receivables and inventories.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2014 was $623,574, compared to $964,404 at December 31, 2013.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $1,384,059 during the first three months of 2014 compared to $1,203,994 for the first three months of 2013. Capital expenditures relating to on-going operations were $1,340,560 for the three months ended March 31, 2014, compared to $1,122,358 for the three months ended March 31, 2013. We expect total plant additions to be approximately $6.3 million in 2014. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. At March 31, 2014, we had approximately $4.3 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2014 was $278,075 and included long-term debt repayments of $1,084,500, advances on our revolving credit facility of $1,239,037 and the distribution of $432,612 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2013 was $3,344,443 and included long-term debt repayments of $609,500, payments on our revolving credit facility of $2,313,868 and the distribution of $421,075 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $37,377,924 as of March 31, 2014, with current assets of approximately $6.6 million and current liabilities of approximately $44.0 million, compared to a working capital deficit of $38,447,515 as of December 31, 2013. The ratio of current assets to current liabilities was 0.15 and 0.14 as of March 31, 2014 and December 31, 2013. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of March 31, 2014. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for the first quarter of 2014 and $0.825 per share for the first quarter of 2013, which totaled $432,612 for the first quarter of 2014 and $421,075 for the first quarter of 2013.

We expect to continue to pay quarterly dividends during 2014, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. As of March 31, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

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

Not Applicable.

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

NEW ULM TELECOM, INC.

Dated: May 15, 2014	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 15, 2014	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer