Form 10-Q
period 2014-06-30
NEW ULM TELECOM INC
filed 2014-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2014

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

The total number of shares of the Registrant’s common stock outstanding as of August 14, 2014: 5,101,334.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Local Service	$1,638,991	$1,661,435	$3,275,340	$3,347,148
Network Access	2,885,233	3,020,221	6,094,347	5,991,821
Video	2,087,714	1,814,064	4,016,686	3,545,521
Data	1,983,727	1,906,439	3,921,856	3,709,519
Long Distance	209,160	204,959	414,358	420,399
Other Non-Regulated	1,072,162	989,855	2,133,601	1,995,010
Total Operating Revenues	9,876,987	9,596,973	19,856,188	19,009,418

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,015,718	1,997,856	3,980,295	3,879,239
Cost of Video	1,692,738	1,553,291	3,405,922	3,149,942
Cost of Data	320,745	276,331	644,283	525,606
Cost of Other Nonregulated Services	574,867	502,576	1,109,600	990,779
Depreciation and Amortization	2,374,748	2,224,157	4,706,529	4,434,657
Selling, General and Administrative	1,768,840	1,673,597	3,602,348	3,472,923
Total Operating Expenses	8,747,656	8,227,808	17,448,977	16,453,146

OPERATING INCOME	1,129,331	1,369,165	2,407,211	2,556,272

OTHER (EXPENSE) INCOME
Interest Expense	(234,797)	(310,746)	(469,904)	(881,896)
Interest Income	17,878	25,466	104,000	96,193
Interest During Construction	4,017	2,482	7,182	5,370
CoBank Patronage Dividends	-	-	435,319	521,796
Other Investment Income	73,681	26,609	123,303	67,234
Total Other Income (Expense)	(139,221)	(256,189)	199,900	(191,303)

INCOME BEFORE INCOME TAXES	990,110	1,112,976	2,607,111	2,364,969

INCOME TAXES	415,844	468,483	1,094,985	993,287

NET INCOME	$574,266	$644,493	$1,512,126	$1,371,682

BASIC AND DILUTED
NET INCOME PER SHARE	$0.11	$0.13	$0.30	$0.27

DIVIDENDS PER SHARE	$0.0850	$0.0850	$0.1700	$0.1675

WEIGHTED AVERAGE SHARES OUTSTANDING	5,097,401	5,113,395	5,093,467	5,108,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$574,266	$644,493	$1,512,126	$1,371,682

Other Comprehensive Income (Loss):
Unrealized Gains on Interest Rate Swaps	-	31,901	-	303,851
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	-	(14,480)	-	(124,538)
Other Comprehensive Income	-	17,421	-	179,313

Comprehensive Income	$574,266	$661,914	$1,512,126	$1,550,995

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash	$804,836	$964,404
Receivables, Net of Allowance for Doubtful Accounts of $127,000 and $120,000	1,410,698	1,458,627
Income Taxes Receivable	385,221	-
Materials, Supplies, and Inventories	2,485,095	2,535,046
Deferred Income Taxes	759,934	761,076
Prepaid Expenses	695,626	778,035
Total Current Assets	6,541,410	6,497,188

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	24,902,344	26,137,960
Other Investments	6,989,688	6,731,959
Other Assets	113,351	148,477
Total Investments and Other Assets	71,810,732	72,823,745

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	110,666,748	108,677,838
Other Property & Equipment	12,878,490	11,512,589
Video Plant	9,451,738	9,444,324
Total Property, Plant and Equipment	132,996,976	129,634,751
Less Accumulated Depreciation	89,087,500	86,075,424
Net Property, Plant & Equipment	43,909,476	43,559,327

TOTAL ASSETS	$122,261,618	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2014	2013
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$40,439,017	$40,707,730
Accounts Payable	1,082,798	1,792,608
Accrued Income Taxes	-	114,017
Other Accrued Taxes	198,079	190,954
Deferred Compensation	62,745	65,523
Accrued Compensation	457,748	605,861
Other Accrued Liabilities	1,436,362	1,468,010
Total Current Liabilities	43,676,749	44,944,703

LONG-TERM DEBT, Less Current Portion	-	-

NONCURRENT LIABILITIES:
Loan Guarantees	259,616	274,649
Deferred Income Taxes	19,417,108	19,418,249
Unrecognized Tax Benefit	259,739	259,739
Other Accrued Liabilities	79,080	107,765
Deferred Compensation	884,715	921,446
Total Noncurrent Liabilities	20,900,258	20,981,848

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,101,334 and 5,089,534 Shares Issued and Outstanding	8,502,223	8,482,556
Retained Earnings	49,182,388	48,471,153
Total Stockholders' Equity	57,684,611	56,953,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,261,618	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,512,126	$1,371,682
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,725,897	4,454,025
Undistributed Earnings of Other Equity Investments	(76,923)	(65,848)
Noncash Patronage Refund	(148,337)	(130,449)
Distributions from Equity Investments	-	14,616
Stock Issued in Lieu of Cash Payment	37,800	44,800
Changes in Assets and Liabilities:
Receivables	63,687	(360,984)
Income Taxes Receivable	(385,221)	(116,034)
Inventories	49,951	(651,162)
Prepaid Expenses	128,609	41,333
Accounts Payable	(885,791)	(96,520)
Accrued Income Taxes	(114,017)	-
Other Accrued Taxes	7,125	11,163
Other Accrued Liabilities	(208,446)	(221,251)
Deferred Income Tax	-	(1,569)
Deferred Compensation	(39,509)	(40,390)
Net Cash Provided by Operating Activities	4,666,951	4,253,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,645,080)	(2,688,834)
Other, Net	(47,502)	(84,067)
Net Cash Used in Investing Activities	(3,692,582)	(2,772,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,169,000)	(1,469,000)
Changes in Revolving Credit Facility	1,900,287	(1,534,380)
Dividends Paid	(865,224)	(854,910)
Net Cash Used in Financing Activities	(1,133,937)	(3,858,290)

NET INCREASE (DECREASE) IN CASH	(159,568)	(2,377,779)

CASH at Beginning of Period	964,404	2,749,850

CASH at End of Period	$804,836	$372,071

Supplemental cash flow information:
Cash paid for interest	$457,399	$874,316
Net cash paid for income taxes	$1,595,500	$1,110,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2013 AND
SIX MONTHS ENDED JUNE 30, 2014

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2012	5,103,918	$8,506,530	$(179,313)	$47,403,409	$55,730,626

Director's Stock Plan	14,216	23,693		68,707	92,400
Retirement of Stock from BCS Holdings	(28,600)	(47,667)		(132,513)	(180,180)
Net Income				2,854,115	2,854,115
Dividends				(1,722,565)	(1,722,565)
Other Comprehensive Income			179,313		179,313

BALANCE on December 31, 2013	5,089,534	$8,482,556	-	48,471,153	56,953,709

Director's Stock Plan	11,800	19,667		64,333	84,000
Net Income				1,512,126	1,512,126
Dividends				(865,224)	(865,224)

BALANCE on June 30, 2014	5,101,334	$8,502,223	$-	$49,182,388	$57,684,611

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

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

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial television programming, Internet services (both dial-up and high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,470,913 and $3,199,041 for the six months ended June 30, 2014 and 2013. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2014 and 2013 we had $259,739 and $143,866 of unrecognized tax benefits net of a federal tax benefit of $88,311 and $48,914, which if recognized would affect the effective tax rate. Currently, a petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2009 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2014 and December 31, 2013 we had $68,286 of accrued interest that related to income tax matters.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers” and created a new topic in the FASB Accounting Standards Codification, Topic 606. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing United States GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In the first quarter of 2013, the FASB issued ASU 2013-02 to improve the disclosure of reclassifications out of accumulated other comprehensive income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Also, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period) either on the face of the statement where net income is presented or in the notes. The adoption of this guidance did not have a material impact on our disclosures or consolidated financial statements.

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at June 30, 2014 and December 31, 2013.

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

		June 30, 2014		December 31, 2013
		Gross Carrying Amount		Gross Carrying Amount
	Useful		Accumulated Amortization		Accumulated Amortization
	Lives
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$10,041,782	$29,278,445	$8,996,498
Regulatory Rights	15 yrs	4,000,000	1,733,319	4,000,000	1,599,987
Non-Competition Agreement	5 yrs	800,000	800,000	800,000	800,000
Trade Name	3-5 yrs	1,370,000	971,000	1,370,000	914,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$38,448,445	$13,546,101	$38,448,445	$12,310,485

Net Identified Intangible Assets			$24,902,344		$26,137,960

Amortization expense related to the definite-lived intangible assets was $1,235,616 and $1,235,616 for the six months ended June 30, 2014 and 2013.

Amortization expense for the remaining six months of 2014 and the five years subsequent to 2014 is estimated to be:

  (July 1 – December 31) - $1,235,617
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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of June 30, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual expenditures tests.

Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of June 30, 2014.

As described in Note 5  – “Interest Rate Swaps”, we had entered into interest rate swaps that effectively fixed  our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $44.1 million ($3.7 million available under the revolving credit  facilities and $40.4 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.10%, as of June 30, 2014.

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

The fair value of the Company’s interest rate swap agreements were determined based on valuations received from CoBank, ACB and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties.

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

Note 7 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a new ten-year loan, maturing on September 30, 2021. As of June 30, 2014, we have recorded a liability of $259,616 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of June 30, 2014 and December 31, 2013, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10  – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2014. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the discussion relating to commitments and contingencies.

Note 11 – Subsequent Events

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

Results of Operations

Overview

NU Telecom has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our ILEC and CLEC businesses provide local telephone service and network access to other telecommunications carriers for connections to our networks. In addition, we provide long distance service, dial-up and broadband Internet access, video services and managed and hosted solutions services. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC, continuing the expansion of our service area into the Minnesota communities and surrounding areas of Bellechester, Goodhue, Hanska, Mazzepa, Sleepy Eye and White Rock. As a one-stop shopping experience for our customers, we sell and service other communications products.

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

Executive Summary

  During 2014 and 2013, NU Telecom continued to integrate the operations of SETC, which NU Telecom acquired in a spin-off agreement with HCC. NU Telecom originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc. Under the spin-off agreement, NU Telecom received all of the stock of SETC and other assets and investments of HCC and incurred $3.3 million of additional debt to finance the spin-off.

  Net income for the second quarter of 2014 totaled $574,266, which was a $70,227 or 10.90% decrease compared to the second quarter of 2013. This decrease was primarily due to an increase in expenses, partially offset by an increase in revenues and a decrease in interest expense due to the maturing of several of our swap agreements with CoBank, ACB during 2013 as the variable rate we currently pay on that debt portion is lower than the fixed rate we were previously paying, all of which are described below.

  Consolidated revenue for the second quarter of 2014 totaled $9,876,987, which was a $280,014 or 2.92% increase compared to the second quarter of 2013. This increase was primarily due to an increase in video revenues. Video revenues increased primarily due to a combination of rate increases introduced into several of our markets over the course of 2014 and 2013. Also contributing to the increase in video revenues was an increase in demand for our high definition (HD) and digital video recorder (DVR) services.

  In the first quarter of 2014, NU Telecom signed an agreement with the Little Crow Telemedia Network (Little Crow) and the Minnesota River Valley Education District (MRVED) to provide high capacity video/audio and data switching services and fiber optic cable transport of information between a consortium of school districts in central and southern Minnesota. This agreement allowed us to expand our state-of-the-art; fiber-rich communications network outside of our traditional service territories and will allow us access to new markets that we have not originally served. The contract term was for 10 years and is scheduled to begin in the third quarter of 2014. In the second quarter of 2014, NU Telecom signed a 3-year agreement with the Pioneerland Library System, which is a consortium of public libraries located along the same fiber route as Little Crow and MRVED, to provide high capacity fiber and data services. This service is also scheduled to begin in the third quarter of 2014.

Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2014.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,580 or 5.35% for the twelve months ended June 30, 2014 due to the reasons mentioned above.

The expansion of our state-of-the-art; fiber-rich communications network, growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset a portion of the revenue declines from the access line trends discussed above.

To be competitive, we continue to emphasize the bundling of our products and services. Our customers have the option to bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment options, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment options. We have a state-of-the-art, fiber-rich broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, private line, VoIP, digital video, IP Television and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$1,638,991	$1,661,435	$(22,444)	-1.35%
Network Access	2,885,233	3,020,221	(134,988)	-4.47%
Video	2,087,714	1,814,064	273,650	15.08%
Data	1,983,727	1,906,439	77,288	4.05%
Long Distance	209,160	204,959	4,201	2.05%
Other	1,072,162	989,855	82,307	8.32%
Total Operating Revenues	9,876,987	9,596,973	280,014	2.92%

Cost of Services, Excluding Depreciation and Amortization	4,604,068	4,330,054	274,014	6.33%
Selling, General and Administrative	1,768,840	1,673,597	95,243	5.69%
Depreciation and Amortization Expenses	2,374,748	2,224,157	150,591	6.77%
Total Operating Expenses	8,747,656	8,227,808	519,848	6.32%

Operating Income	$1,129,331	$1,369,165	$(239,834)	-17.52%

Net Income	$574,266	$644,493	$(70,227)	-10.90%

Capital Expenditures	$2,304,520	$1,566,476	$738,044	47.11%

Telecom Segment
	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$3,275,340	$3,347,148	$(71,808)	-2.15%
Network Access	6,094,347	5,991,821	102,526	1.71%
Video	4,016,686	3,545,521	471,165	13.29%
Data	3,921,856	3,709,519	212,337	5.72%
Long Distance	414,358	420,399	(6,041)	-1.44%
Other	2,133,601	1,995,010	138,591	6.95%
Total Operating Revenues	19,856,188	19,009,418	846,770	4.45%

Cost of Services, Excluding Depreciation and Amortization	9,140,100	8,545,566	594,534	6.96%
Selling, General and Administrative	3,602,348	3,472,923	129,425	3.73%
Depreciation and Amortization Expenses	4,706,529	4,434,657	271,872	6.13%
Total Operating Expenses	17,448,977	16,453,146	995,831	6.05%

Operating Income	$2,407,211	$2,556,272	$(149,061)	-5.83%

Net Income	$1,512,126	$1,371,682	$140,444	10.24%

Capital Expenditures	$3,645,080	$2,688,834	$956,246	35.56%

Key metrics
Access Lines	27,979	29,559	(1,580)	-5.35%
Video Customers	10,841	10,987	(146)	-1.33%
Broadband Customers	14,307	13,829	478	3.46%
Dial Up Internet Customers	118	360	(242)	-67.22%
Long Distance Customers	14,927	15,071	(144)	-0.96%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,638,991, which is $22,444 or 1.35% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $3,275,340, which is $71,808 or 2.15% lower in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These decreases were primarily due to the decline in access lines, partially offset by federally mandated local rate floor increases. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,885,233, which is $134,988 or 4.47% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily due to lower minutes of use on our network. Network access revenue was $6,094,347, which is $102,526 or 1.71% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to increased sales of special access circuits, partially offset by lower minutes of use on our network.

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

On April 15, 2014 NU Telecom received a notice of dispute from an IXC regarding traffic exchanged between the two companies and specifically the classification of IntraMTA wireless traffic related to access charges. NU Telecom is currently working towards a resolution of the dispute at both the federal and state levels. We cannot currently predict the outcome of this dispute or its impact to our company.

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services. Video revenue was $2,087,714, which is $273,650 or 15.08% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $4,016,686, which is $471,165 or 13.29% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of 2014 and 2013.  Also contributing to the increase in video revenue was an increase in demand for our HD and DVR services.

Data – We provide Internet services, including dial-up and high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $1,983,727, which is $77,288 or 4.05% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $3,921,856, which is $212,337 or 5.72% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $209,160, which is $4,201 or 2.05% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Despite the decline in customers, our long distance revenue increased in three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase long distance usage by our customers. Long distance revenue was $414,358, which is $6,041 or 1.44% lower in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This decrease was primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,072,162, which is $82,307 or 8.32% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $2,133,601, which is $138,591 or 6.95% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to increases in the sales of cellular phone and activation revenues, and an increase in the sales of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,604,068, which is $274,014 or 6.33% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $9,140,100, which is $594,534 or 6.96% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to higher programming cost from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,768,840, which is $95,243 or 5.69% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $3,602,348, which is $129,425 or 3.73% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,374,748, which is $150,591 or 6.77% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $4,706,529, which is $271,872 or 6.13% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were due to the increase in our assets, which reflects our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $1,129,331, which is $239,834 or 17.52% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $2,407,211, which is $149,061 or 5.83% lower in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These decreases were primarily due to an increase in expenses, partially offset by an increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expense and Other Income

Interest expense was $234,797, which is $75,949 or 24.44% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $469,904, which is $411,992 or 46.72% lower in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These decreases were primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank, ACB during 2013 as the variable rate we now pay on that portion of our debt is lower than the fixed rate we were previously paying.

Interest income was $17,878, which is $7,588 or 29.80% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily due to a decrease in dividend income earned on our investments. Interest income was $104,000, which is $7,807 or 8.12% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in dividend income earned on our investments for the period ended June 30, 2014 as compared to the period ended June 30, 2013.

Other income for the six months ended June 30, 2014 and 2013, included a patronage credit earned with CoBank, ACB as a result of our debt agreements with them. The patronage credit allocated and received in 2014 was $435,319, compared to $521,796 allocated and received in 2013. CoBank, ACB determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $73,681, which is $47,072 or 176.90% higher in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $123,303, which is $56,069 or 83.39% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $415,844, which is $52,639 or 11.24% lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and was $1,094,985, which is $101,698 or 10.24% higher in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The effective income tax rates for the six months ending June 30, 2014 and 2013 were approximately 42.0% for both periods. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $98,123,628 at June 30, 2014, reflecting 58.8% equity and 41.2% debt. This compares to a capital structure of $97,661,439 at December 31, 2013, reflecting 58.3% equity and 41.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.82 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2014 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2014 we had a working capital deficit of $37,135,339. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intention to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of June 30, 2014.

In addition, at June 30, 2014 we also had approximately $3.7 million available under our revolving credit facility to fund any short-term working capital needs.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$4,666,951	$4,253,412
Investing activities	(3,692,582)	(2,772,901)
Financing activities	(1,133,937)	(3,858,290)
Increase (Decrease) in cash	$(159,568)	$(2,377,779)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2014 was $4,666,951, compared to cash generated by operations of $4,253,412 in 2013. The increase in cash from operating activities in 2014 was primarily due to a decrease in inventories and accounts receivable, partially offset by a decrease in accounts payable and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2014 was $804,836, compared to $964,404 at December 31, 2013.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $3,692,582 in the first six months of 2014 compared to $2,772,901 in the first six months of 2013. Capital expenditures relating to on-going operations were $3,645,080 in the first six months 2014 compared to $2,688,834 in the first six months of 2013. We expect total plant additions to be approximately $9.0 million in 2014. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. At June 30, 2014, we had approximately $3.7 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2014 was $1,133,937 and included long-term debt repayments of $2,169,000, draws on our revolving credit facility of $1,900,287 and the distribution of $865,224 of dividends to stockholders. Cash used in financing activities for the six months ended June 30, 2013 was $3,858,290 and included long-term debt repayments of $1,469,000, payments on our revolving credit facility of $1,534,380 and the distribution of $854,910 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $37,135,339 as of June 30, 2014, with current assets of approximately $6.5 million and current liabilities of approximately $43.7 million, compared to a working capital deficit of $38,447,515 as of December 31, 2013. The ratio of current assets to current liabilities was 0.15 and 0.14 as of June 30, 2014 and December 31, 2013. Per our MLAs with CoBank, ACB, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank, ACB provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of June 30, 2014. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for both the first and second quarters of 2014, which totaled $432,612 for the second quarter and $432,612 for the first quarter. We declared a quarterly dividend of $.0850 per share for the second quarter of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $433,835 for the second quarter and $421,075 for the first quarter.

We expect to continue to pay quarterly dividends during 2014, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. As of June 30, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

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

NEW ULM TELECOM, INC.

Dated: August 14, 2014	By:	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 14, 2014	By:	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer