Form 10-Q
period 2014-09-30
NEW ULM TELECOM INC
filed 2014-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2014

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

The total number of shares of the Registrant’s common stock outstanding as of November 14, 2014: 5,101,334.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
OPERATING REVENUES:
Local Service	$1,598,021	$1,675,238	$4,873,361	$5,022,386
Network Access	2,782,650	3,206,275	8,876,997	9,198,096
Video	2,138,824	1,865,303	6,155,510	5,410,824
Data	2,372,304	1,906,897	6,294,160	5,616,416
Long Distance	191,524	206,438	605,882	626,837
Other Non-Regulated	989,152	1,068,740	3,122,753	3,063,750
Total Operating Revenues	10,072,475	9,928,891	29,928,663	28,938,309

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,884,463	1,851,248	5,864,758	5,730,487
Cost of Video	1,832,081	1,627,853	5,238,003	4,777,795
Cost of Data	484,493	341,112	1,128,776	866,718
Cost of Other Nonregulated Services	528,660	575,995	1,638,260	1,566,774
Depreciation and Amortization	2,438,620	2,221,458	7,145,149	6,656,115
Selling, General and Administrative	1,762,107	1,583,172	5,364,455	5,056,095
Total Operating Expenses	8,930,424	8,200,838	26,379,401	24,653,984

OPERATING INCOME	1,142,051	1,728,053	3,549,262	4,284,325

OTHER (EXPENSE) INCOME
Interest Expense	(234,302)	(256,114)	(704,206)	(1,138,010)
Interest Income	15,526	26,197	119,526	122,390
Interest During Construction	8,597	3,656	15,779	9,026
CoBank Patronage Dividends	-	-	435,319	521,796
Other Investment Income	51,333	52,437	174,636	119,671
Total Other Income (Expense)	(158,846)	(173,824)	41,054	(365,127)

INCOME BEFORE INCOME TAXES	983,205	1,554,229	3,590,316	3,919,198

INCOME TAXES	412,944	652,778	1,507,929	1,646,065

NET INCOME	$570,261	$901,451	$2,082,387	$2,273,133

BASIC AND DILUTED NET INCOME PER SHARE	$0.11	$0.18	$0.41	$0.44

DIVIDENDS PER SHARE	$0.0850	$0.0850	$0.2550	$0.2525

WEIGHTED AVERAGE SHARES OUTSTANDING	5,101,334	5,118,134	5,096,090	5,111,816

The accompanying notes are an integral part of these consolidated financial statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Net Income	$570,261	$901,451	$2,082,387	$2,273,133

Other Comprehensive Income (Loss):
Unrealized Gain on Interest Rate Swaps	-	-	-	303,851
Income Tax Expense Related to Unrealized
Gain on Interest Rate Swaps	-	-	-	(124,538)
Other Comprehensive Income	-	-	-	179,313

Comprehensive Income	$570,261	$901,451	$2,082,387	$2,452,446

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2014	December 31, 2013

CURRENT ASSETS:
Cash	$700,923	$964,404
Receivables, Net of Allowance for Doubtful Accounts of $92,000 and $120,000	1,644,264	1,458,627
Income Taxes Receivable	1,108,277	-
Materials, Supplies, and Inventories	2,434,004	2,535,046
Deferred Income Taxes	759,796	761,076
Prepaid Expenses	627,672	778,035
Total Current Assets	7,274,936	6,497,188

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	24,284,536	26,137,960
Other Investments	6,943,020	6,731,959
Other Assets	107,789	148,477
Total Investments and Other Assets	71,140,694	72,823,745

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	114,299,587	108,677,838
Other Property & Equipment	13,202,100	11,512,589
Video Plant	9,359,701	9,444,324
Total Property, Plant and Equipment	136,861,388	129,634,751
Less Accumulated Depreciation	90,590,324	86,075,424
Net Property, Plant & Equipment	46,271,064	43,559,327

TOTAL ASSETS	$124,686,694	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS NEW ULM TELECOM, INC. (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2014	December 31, 2013
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$41,788,320	$40,707,730
Accounts Payable	1,892,760	1,792,608
Accrued Income Taxes	-	114,017
Other Accrued Taxes	233,644	190,954
Deferred Compensation	63,087	65,523
Accrued Compensation	530,585	605,861
Other Accrued Liabilities	1,480,409	1,468,010
Total Current Liabilities	45,988,805	44,944,703

LONG-TERM DEBT, Less Current Portion	-	-

NONCURRENT LIABILITIES:
Loan Guarantees	265,723	274,649
Deferred Income Taxes	19,416,970	19,418,249
Unrecognized Tax Benefit	259,739	259,739
Other Accrued Liabilities	68,373	107,765
Deferred Compensation	865,828	921,446
Total Noncurrent Liabilities	20,876,633	20,981,848

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,101,334 and 5,089,534 Shares Issued and Outstanding	8,502,223	8,482,556
Retained Earnings	49,319,033	48,471,153
Total Stockholders' Equity	57,821,256	56,953,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,686,694	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,082,387	$2,273,133
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	7,174,202	6,685,167
Undistributed Earnings of Other Equity Investments	(124,149)	(97,139)
Noncash Patronage Refund	(148,337)	(130,449)
Distributions from Equity Investments	100,000	14,616
Stock Issued in Lieu of Cash Payment	67,200	74,200
Changes in Assets and Liabilities:
Receivables	(174,001)	(427,903)
Income Taxes Receivable	(1,108,277)	51,744
Inventories	101,042	(776,115)
Prepaid Expenses	167,163	62,416
Accounts Payable	(35,587)	(105,449)
Accrued Income Taxes	(114,017)	-
Other Accrued Taxes	42,690	43,047
Other Accrued Liabilities	(102,269)	(229,513)
Deferred Income Tax	-	(1,569)
Deferred Compensation	(58,054)	(59,053)
Net Cash Provided by Operating Activities	7,869,993	7,377,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(7,867,723)	(3,929,302)
Other, Net	(47,501)	21,670
Net Cash Used in Investing Activities	(7,915,224)	(3,907,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,253,500)	(3,028,500)
Changes in Revolving Credit Facility	4,334,090	(165,393)
Dividends Paid	(1,298,840)	(1,289,953)
Net Cash Used in Financing Activities	(218,250)	(4,483,846)

NET INCREASE (DECREASE) IN CASH	(263,481)	(1,014,345)

CASH at Beginning of Period	964,404	2,749,850

CASH at End of Period	$700,923	$1,735,505

Supplemental cash flow information:
Cash paid for interest	$680,048	$1,123,358
Net cash paid for income taxes	$2,731,500	$1,595,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2013 AND NINE MONTHS ENDED SEPTEMBER 30, 2014
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2012	5,103,918	$8,506,530	$(179,313)	$47,403,409	$55,730,626

Director's Stock Plan	14,216	23,693		68,707	92,400
Retirement of Stock from BCS Holdings	(28,600)	(47,667)		(132,513)	(180,180)
Net Income				2,854,115	2,854,115
Dividends				(1,722,565)	(1,722,565)
Other Comprehensive Income			179,313		179,313

BALANCE on December 31, 2013	5,089,534	$8,482,556	-	48,471,153	56,953,709

Director's Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,082,387	2,082,387
Dividends				(1,298,840)	(1,298,840)

BALANCE on September 30, 2014	5,101,334	$8,502,223	$-	$49,319,033	$57,821,256

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial television programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $5,291,724 and $4,802,690 for the nine months ended September 30, 2014 and 2013. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2014 and 2013 we had $259,739 and $143,866 of unrecognized tax benefits net of a federal tax benefit of $88,311 and $48,914, which if recognized would affect the effective tax rate. Currently, a petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2010 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2014 and December 31, 2013 we had $68,286 of accrued interest that related to income tax matters.

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

We previously have used financial derivative instruments to manage our overall cash flow exposure to fluctuations in interest rates. We accounted for derivative instruments in accordance with GAAP that requires derivative instruments to be recorded on the balance sheet at fair value. Changes in fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case, the gains and losses are included in other comprehensive income rather than in earnings.

We previously had entered into interest rate swaps with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

Debt - We estimate the fair value of our long-term debt based on the discounted future cash flows we expect to pay using current borrowing rates for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable where the current carrying amounts approximate fair market value.

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at September 30, 2014 and December 31, 2013.

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

		September 30, 2014		December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Useful Lives

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$10,564,424	$29,278,445	$8,996,498
Regulatory Rights	15 yrs	4,000,000	1,799,985	4,000,000	1,599,987
Non-Competition Agreement	5 yrs	-	-	800,000	800,000
Trade Name	3-5 yrs	570,000	199,500	1,370,000	914,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$12,563,909	$38,448,445	$12,310,485

Net Identified Intangible Assets			$24,284,536		$26,137,960

Amortization expense related to the definite-lived intangible assets was $1,853,425 for both the nine months ended September 30, 2014 and 2013.

Amortization expense for the remaining three months of 2014 and the five years subsequent to 2014 is estimated to be:

  (October 1 – December 31) - $617,808
  2015 - $2,471,233
  2016 - $2,469,256
  2017 - $2,469,083
  2018 - $2,355,083
  2019 - $2,355,083

Note 4 – Secured Credit Facility

We have a credit facility with CoBank. Under the credit facility, we entered into separate Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs.

On September 5, 2014, NU Telecom entered into an agreement with CoBank to amend the second supplement of its MLA. CoBank agreed to increase the size of its MLA Second Supplement from $10 million to $12 million. The loan is due on December 14, 2014 and is secured by the Company’s assets. The increase in this loan allowed the Company to accommodate additional working capital needs relating to its network expansion.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all of the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all obligations under the credit facility.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case if we are not in default or potential default under our loan agreements. As of September 30, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio and maximum annual expenditures tests.

Per our MLAs with CoBank our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of September 30, 2014.

As described in Note 5  – “Interest Rate Swaps”, we previously had entered into interest rate swaps that effectively fixed  our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $45.0 million ($3.2 million available under the revolving credit  facilities and $41.8 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.08%, as of September 30, 2014.

Note 5 – Interest Rate Swaps

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facilities with CoBank required that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we previously had entered into Interest Rate Swap Agreements with CoBank. Under these Interest Rate Swap Agreements and subsequent swaps that each covered  a specified notional dollar amount, we had  changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of those interest rate swaps, we paid a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment was below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment was above the contractual rate.

As previously stated, our last remaining swap matured as of June 30, 2013 and we currently have no interest rate swaps in effect.

Each month, we made interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate,  plus the contractual LIBOR margin then in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank adjusted our aggregate interest payments based upon the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

Pursuant to these interest rate swap agreements, we previously entered into interest rate swaps covering (i) $39.0 million of our aggregate indebtedness to CoBank effective March 19, 2008 and (ii) an additional $6.0 million of our aggregate indebtedness to CoBank effective June 23, 2008. These swaps effectively locked  in the interest rate on (i) $6.0 million of variable-rate debt through March 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

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

The fair value of the Company’s interest rate swap agreements were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreements. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties.

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

Note 7 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of September 30, 2014, we have recorded a liability of $265,723 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of September 30, 2014 and December 31, 2013, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10  – Commitments and Contingencies

On April 15, 2014 NU Telecom received a notice of dispute from an IXC regarding traffic exchanged between the two companies and specifically the classification of IntraMTA wireless traffic related to access charges. This dispute is an industry-wide dispute affecting numerous telecom companies. NU Telecom is working with other telecom companies towards a resolution of the dispute at both the federal and state levels. We cannot currently predict the outcome of this dispute or its impact to our company.

The Company is also a defendant in legal proceedings arising in the normal course of its operations. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these proceedings will not have a material impact on the financial position of the Company.

We did not experience any changes to material contractual obligations in the first nine months of 2014. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for the discussion relating to commitments and contingencies.

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

Results of Operations

Overview

NU Telecom has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our ILEC and CLEC businesses provide local telephone service and network access to other telecommunications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services. On December 31, 2012 NU Telecom completed a spin-off agreement with HCC, continuing the expansion of our service area into the Minnesota communities and surrounding areas of Bellechester, Goodhue, Hanska, Mazzepa, Sleepy Eye and White Rock. As a one-stop shopping experience for our customers, we sell and service other communications products.

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

  Net income for the third quarter of 2014 totaled $570,261, which was a $331,190 or 36.74% decrease compared to the third quarter of 2013. This decrease was primarily due to an increase in video and data costs, and depreciation, partially offset by an increase in revenues, all of which are described below.

  Consolidated revenue for the third quarter of 2014 totaled $10,072,475, which was a $143,584 or 1.45% increase compared to the third quarter of 2013. This increase was primarily due to an increase in video revenues and data revenues. Video revenues increased primarily due to rate increases introduced into several of our markets over the course of 2014 and 2013. Also contributing to the increase in video revenues was an increase in demand for our high definition (HD) and digital video recorder (DVR) services. Data revenues increased primarily due to revenues received from several new customers on our expanded fiber optic cable network (described below), an increase in other residential and business customers, and an increase in sales of managed services.

  In the third quarter of 2014, NU Telecom completed construction of an expansion in our fiber optic cable network and began providing Little Crow Telemedia Network (Little Crow) and the Minnesota River Valley Education District (MRVED), which are a consortium of school districts in central and southern Minnesota, with high capacity video/audio and data switching services and fiber optic cable transport of information between its members. This agreement allowed us to expand our state-of-the-art; fiber-rich communications network outside of our traditional service territories and will allow us access to new markets that we have not originally served. This contract term is for ten years. In addition, NU Telecom began providing high capacity fiber and data services to Pioneerland Library System, which is a consortium of public libraries located along the same fiber route as Little Crow and MRVED. This contract term is for three years.

Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2014.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,638 or 5.61% for the twelve months ended September 30, 2014 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$1,598,021	$1,675,238	$(77,217)	-4.61%
Network Access	2,782,650	3,206,275	(423,625)	-13.21%
Video	2,138,824	1,865,303	273,521	14.66%
Data	2,372,304	1,906,897	465,407	24.41%
Long Distance	191,524	206,438	(14,914)	-7.22%
Other	989,152	1,068,740	(79,588)	-7.45%
Total Operating Revenues	10,072,475	9,928,891	143,584	1.45%

Cost of Services, Excluding Depreciation and Amortization	4,729,697	4,396,208	333,489	7.59%
Selling, General and Administrative	1,762,107	1,583,172	178,935	11.30%
Depreciation and Amortization Expenses	2,438,620	2,221,458	217,162	9.78%
Total Operating Expenses	8,930,424	8,200,838	729,586	8.90%

Operating Income	$1,142,051	$1,728,053	$(586,002)	-33.91%

Net Income	$570,261	$901,451	$(331,190)	-36.74%

Capital Expenditures	$4,222,643	$1,240,468	$2,982,175	240.41%

Telecom Segment
	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$4,873,361	$5,022,386	$(149,025)	-2.97%
Network Access	8,876,997	9,198,096	(321,099)	-3.49%
Video	6,155,510	5,410,824	744,686	13.76%
Data	6,294,160	5,616,416	677,744	12.07%
Long Distance	605,882	626,837	(20,955)	-3.34%
Other	3,122,753	3,063,750	59,003	1.93%
Total Operating Revenues	29,928,663	28,938,309	990,354	3.42%

Cost of Services, Excluding Depreciation and Amortization	13,869,797	12,941,774	928,023	7.17%
Selling, General and Administrative	5,364,455	5,056,095	308,360	6.10%
Depreciation and Amortization Expenses	7,145,149	6,656,115	489,034	7.35%
Total Operating Expenses	26,379,401	24,653,984	1,725,417	7.00%

Operating Income	$3,549,262	$4,284,325	$(735,063)	-17.16%

Net Income	$2,082,387	$2,273,133	$(190,746)	-8.39%

Capital Expenditures	$7,867,723	$3,929,302	$3,938,421	100.23%

Key metrics
Access Lines	27,570	29,208	(1,638)	-5.61%
Video Customers	10,798	10,936	(138)	-1.26%
Broadband Customers	14,373	13,917	456	3.28%
Dial Up Internet Customers	26	321	(295)	-91.90%
Long Distance Customers	14,776	14,845	(69)	-0.46%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,598,021, which is $77,217 or 4.61% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $4,873,361, which is $149,025 or 2.97% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These decreases were primarily due to the decline in access lines. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,782,650, which is $423,625 or 13.21% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $8,876,997, which is $321,099 or 3.49% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These decreases were primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services. Video revenue was $2,138,824, which is $273,521 or 14.66% higher in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $6,155,510, which is $744,686 or 13.76% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to rate increases introduced into several of our markets over the course of 2014 and 2013. Also contributing to the increase in video revenue was an increase in demand for our HD and DVR services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,372,304, which is $465,407 or 24.41% higher in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $6,294,160, which is $677,744 or 12.07% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to the addition of Little Crow/MRVED and Pioneerland on our newly expanded fiber optic cable network, an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $191,524, which is $14,914 or 7.22% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $605,882, which is $20,955 or 3.34% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These decreases were primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $989,152, which is $79,588 or 7.45% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily due to a decrease in the sales and installation of CPE, partially offset by an increase in the sales of cellular phone and activation revenues. Other revenue was $3,122,753, which is $59,003 or 1.93% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in the sales of cellular phone and activation revenues, and an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,729,697, which is $333,489 or 7.59% higher in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $13,869,797, which is $928,023 or 7.17% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to higher programming cost from video content providers, increased costs associated with providing service and support for Little Crow/MRVED and Pioneerland, and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,792,107, which is $178,935 or 11.30% higher in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and were $5,364,455, which is $308,360 or 6.10% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,438,620, which is $217,162 or 9.78% higher in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $7,145,149, which is $489,034 or 7.35% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to depreciation recognized on the expansion of our fiber optic cable network in 2014.

Operating Income

Operating income was $1,142,051, which is $586,002 or 33.91% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $3,549,262, which is $735,063 or 17.16% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These decreases were primarily due to an increase in expenses, partially offset by an increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expense and Other Income

Interest expense was $234,302, which is $21,812 or 8.52% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily due to lower outstanding debt balances for several quarters during the year. Interest expense was $704,206, which is $433,804 or 38.12% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank during 2013 as the variable rate we now pay on that portion of our debt is lower than the fixed rate we were previously paying.

Interest income was $15,526, which is $10,671 or 40.73% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $119,526, which is $2,864 or 2.34% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These decreases were primarily due to a decrease in dividend income earned on our investments.

Other income for the nine months ended September 30, 2014 and 2013 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2014 was $435,319, compared to $521,796 allocated and received in 2013. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $51,333, which is $1,104 or 2.11% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $174,636, which is $54,965 or 45.93% higher in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $412,944, which is $239,834 or 36.74% lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and was $1,507,929, which is $138,136 or 8.39% lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The effective income tax rates for the nine months ending September 30, 2014 and 2013 were approximately 42.0% for both periods. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $99,609,576 at September 30, 2014, reflecting 58.0% equity and 42.0% debt. This compares to a capital structure of $97,661,439 at December 31, 2013, reflecting 58.3% equity and 41.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.99 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in our credit agreements, well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2014 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2014 we had a working capital deficit of $38,713,869. Per our MLAs with CoBank, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intention to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of September 30, 2014.

On September 5, 2014, NU Telecom entered into an agreement with CoBank to amend the second supplement of its MLA. CoBank agreed to increase the size of its MLA Second Supplement from $10 million to $12 million. The loan is due on December 14, 2014 and is secured by the Company’s assets. The increase in this loan allowed the Company to accommodate additional working capital needs relating to its network expansion. In addition, at September 30, 2014 we also had approximately $3.2 million available under this revolving credit facility to fund any short-term working capital needs.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$7,869,993	$7,377,133
Investing activities	(7,915,224)	(3,907,632)
Financing activities	(218,250)	(4,483,846)
Increase (Decrease) in cash	$(263,481)	$(1,014,345)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2014 was $7,869,993, compared to cash generated by operations of $7,377,133 in 2013. The increase in cash from operating activities in 2014 was primarily due to a decrease in inventories and accounts receivable, partially offset by a decrease in other accrued liabilities and accrued income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2014 was $700,923, compared to $964,404 at December 31, 2013.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $7,915,224 in the first nine months of 2014 compared to $3,907,632 in the first nine months of 2013. Capital expenditures relating to on-going operations were $7,867,723 in the first nine months 2014 compared to $3,929,302 in the first nine months of 2013. We expect total plant additions to be approximately $9.0 million in 2014. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. At September 30, 2014, we had approximately $3.2 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014 was $218,250 and included long-term debt repayments of $3,253,500, draws on our revolving credit facility of $4,334,090 and the distribution of $1,298,840 of dividends to stockholders. Cash used in financing activities for the nine months ended September 30, 2013 was $4,483,846 and included long-term debt repayments of $3,028,500, payments on our revolving credit facility of $165,393 and the distribution of $1,289,953 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $38,713,869 as of September 30, 2014, with current assets of approximately $7.3 million and current liabilities of approximately $46.0 million, compared to a working capital deficit of $38,447,515 as of December 31, 2013. The ratio of current assets to current liabilities was 0.16 and 0.14 as of September 30, 2014 and December 31, 2013. Per our MLAs with CoBank, our current outstanding debt has a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of September 30, 2014. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for both the first, second and third quarters of 2014, which totaled $433,616 for the third quarter and $432,612 per quarter for the first and second quarters. We declared a quarterly dividend of $.0850 per share for the second and third quarters of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $435,043 for the third quarter, $433,835 for the second quarter and $421,075 for the first quarter.

We expect to continue to pay quarterly dividends during 2014, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,050,000 in any year and (ii) in any amount if our “Total Leverage Ratio”, that is, the ratio of our “Indebtedness” to “EBITDA” (in each case as defined in the loan documents) is equal to or less than 3:50 to 1:00, and (b) in either case, if we were not in default or potential default under the loan agreements. As of September 30, 2014, per our loan agreements, we do not have any restrictions on our ability to pay cash dividends to our stockholders.

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

NEW ULM TELECOM, INC.

Dated: November 14, 2014	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 14, 2014	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer