Form 10-K
period 2014-12-31
NEW ULM TELECOM INC
filed 2015-03-16
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal period ending December 31, 2014

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,858,907. This calculation is based upon the closing price of $7.25 of the stock on June 30, 2014, as quoted on the Over the Counter Bulletin Board. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2015, there were 5,101,334 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2015 (Proxy Statement) are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2014 Annual Report on Form 10-K and other documents filed by New Ulm Telecom, Inc. (“NU Telecom” or “the Company”) under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S−K is contained under “Code of Business Conduct” in the 2015 Proxy Statement and is incorporated by reference. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (507) 354-4111.

PART I

Item 1.   Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 109 years of experience in the local telephone exchange and telecommunications business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of five local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business was founded in 1905 and consisted of the operation of a single ILEC (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company (WTC). In 1993, we acquired our third ILEC, Peoples Telephone Company (PTC). In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). In 2012, we acquired our fifth ILEC, Sleepy Eye Telephone Company (SETC). Our ILEC businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide Internet protocol television (IPTV), digital television and cable television services (CATV), Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

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

●  CLECs:

    ▪  NU Telecom, located in Redwood Falls, Minnesota;

    ▪  Hutchinson Telecommunications, Inc. (HTI), a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;

●  Our investments and interests in the following entities include some management responsibilities:

    ▪  FiberComm, LC – 19.99% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;

    ▪  Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services;

    ▪  Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

    ▪  SM Broadband, LLC – 12.50% subsidiary equity ownership interest. SM Broadband, LLC provides network connectivity for regional businesses.

We report the business operations of our five ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates five ILECs: New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC and two CLECs located in the cities of Redwood Falls and Litchfield, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2014 we served 27,258 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple IPTV, digital TV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Germany, New Ulm, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one CATV system in Aurelia, Iowa. These systems serve approximately 10,750 customers.

In the third quarter of 2014, NU Telecom completed construction of an expansion in our fiber optic cable network and began providing Little Crow Telemedia Network (Little Crow) and the Minnesota River Valley Education District (MRVED), which are a consortium of school districts in central and southern Minnesota, with high capacity video/audio and data switching services and fiber optic cable transport of information between its members. This agreement allowed us to expand our state-of-the art; fiber-rich communications network outside of our traditional service territories and will allow us access to new markets that we have not originally served. This contract term is for ten years. In addition, NU Telecom began providing high capacity fiber and data services to Pioneerland Library System, which is a consortium of public libraries located along the same fiber route as Little Crow and MRVED. This contract term is for three years.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services.

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

Other – We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories.

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customers place a value on the fact that we are a local company whose goal is to meet our customers’ total communications needs. The success of this vision depends on the following strategies:

•      We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality and a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a large majority of the customers we serve in our service territories. We offer a competitive, multi-service bundle of voice, high-speed Internet, IPTV and digital TV. We manage the potential decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds, high definition (HD) IPTV, digital video recording (DVR) services, managed services, customized communications solutions content, along with outstanding customer service as a competitive differentiator.

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

In order to meet the competition present in our industry, our ILECs have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our ILEC switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our ILECs have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to over 99% of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our ILECs have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 91% of our access lines.

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

Overview

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP),  rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our digital TV services are governed by FCC rules and municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an ILEC or CLEC.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers (LECs) for the use of their networks by an IXC. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates prices that our ILECs and CLECs charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. Regulation, competition, carriers optimizing their network costs and lower demand for dedicated lines have resulted in lower access rates and overall lower minutes of use on our network, which has affected our network access revenues.

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

Intercarrier Compensation and Universal Service Fund (USF) Reform

The FCC released the National Broadband Plan in April 2010 recommending significant changes to the Access Charge policy and processes. This was followed on November 18, 2011, by FCC Order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path towards a “bill & keep” regime which eliminates compensation for termination of traffic received from another carrier. The timeline for this transition has numerous steps depending on the type of traffic exchanged and the regulated status of the affected LEC. The transition is scheduled to reach bill & keep for terminating switched access rates on July 1, 2018 for CLECs and on July 1, 2020 for rate of return ILECs.

These rules have been clarified in several orders on Reconsideration, and while they are being challenged through appeals in Federal Appellate courts, we have already experienced their impact on our companies. If they remain in place, they will force a substantial reduction of our terminating intercarrier compensation, including intrastate and interstate access charges, over the upcoming years and provide for certain support mechanisms and end-user charges as a means of offsetting compensation.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes IXCs and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and has subsequently been named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation is an industry-wide dispute affecting numerous telecom companies. NU Telecom is working with other telecom companies towards a resolution of the litigation at both the federal and state levels. We cannot currently predict the outcome of this litigation or its impact to our company.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our ILECs and CLECs, has decreased and we project that this decline will continue. For the year ended December 31, 2014, Telecom network access revenue represented approximately 29% of our operating revenue, down from approximately 32% for the year ended December 31, 2013.

Universal Service

The Federal Universal Service Fund (FUSF) was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

•	High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates;
•	Lifeline (low-income) Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees and have eligibility based on subscriber income
•	Rural Health Care Providers program that supports telecommunication services used by rural health care providers and provides them with toll free access to an Internet service provider; and
•	Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for telecommunications services, Internet access and internal connections.

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

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our ILECs has been designated as an ETC. CLECs are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our CLECs are currently not receiving FUSF support. All ETCs must certify annually to the Universal Service Administrative Company or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2014, we received an aggregate of $3,372,202 from FUSF, consisting of $85,774 for a combination of high cost loop support, safety net additive and local switching support, $1,809,048 of Federal common line support and $1,477,380 of CAF support. Our net USF in 2014 comprised 8.4% of our total revenue for the year. We receive no State USF as the states in which we operate have not established state USF mechanisms.

The TA96 and Local Competition

The primary goal of the TA96 and the FCC’s rules promulgated under it was to open local telecommunications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local telecommunications services.

The TA96 imposes a number of requirements on all local telecommunications providers including:

•	To interconnect directly or indirectly with other carriers;
•	To allow others to resell services
•	To provide for number portability to allow end-users to retain their telephone number when changing providers;
•	To ensure dialing parity;
•	To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services; and
•	To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

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

Employees

As of March 1, 2015 we had 148 full-time equivalent employees.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2015, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer – NU Telecom	57

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer and Corporate Secretary – NU Telecom	58

Curtis O. Kawlewski	Chief Financial Officer and Treasurer – NU Telecom	48

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

Mr. Otis has been President and Chief Executive Officer since 1985. Prior to that time, he was the Office Manager/Controller from 1979 to 1985. Mr. Otis also served as a Director, Chairman of the Board of Directors and President of Hector Communications Corporation (HCC), and is the Chairman of the Board for SM Broadband, LLC, Independent Emergency Services, LLC and Broadband Visions, LLC, all equity subsidiaries of ours. In addition, Mr. Otis sits on the Board of Governors of FiberComm, LC, also an equity subsidiary of ours.

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

Item 2.   Properties

Our business is primarily focused on the provision of communication service and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2014, our gross property, plant and equipment of $138,380,575 (net balance of $46,082,923) consisted primarily of telephone switches, cable, fiber optic networks and communications network equipment. Our extensive fiber optic network is primarily owned by us, but we also have indefeasible rights to use and long-term leasing commitments to complement our owned network. Our five ILECs own the central office equipment (COE) that we use to record, switch and transmit telephone calls, as described below:

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

PTC’s COE was installed in 1999 and consists of a Nortel Networks RSC digital remote switch. PTC leases host switching facilities from FiberComm, LC, in which we own a 19.99% equity interest.

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

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, digital TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above and below referenced properties. See Note 1 – “Summary Of Significant Accounting Policies” and Note 2 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above and below referenced properties and equipment and their respective depreciation.

Our principal property locations are the following:

(1)   HTC owns the following buildings, land and tower: 1) One building located at 235 Franklin Street South West, Hutchinson, Minnesota. This building houses a business office, central office, garages and an apartment, and contains approximately 22,616 square feet. 2) Three adjoining buildings and a tower located at 345 Michigan Street South East and 1015 5th Avenue South East, Hutchinson, Minnesota. These buildings house HTC’s outside plant equipment and contain office space for customer service technicians. The three buildings contain approximately 19,200 square feet. HTC also owns a parking lot located at 305 Franklin Street South West, Hutchinson, Minnesota.

(2)   HTI owns the following buildings and towers: 1) One building located at 421 CSAH 34 South, Litchfield, Minnesota. This building houses HTI’s business office and COE, and contains approximately 6,100 square feet. 2) One building located in Litchfield, Minnesota with a legal description of Sec-133, TWP-119, Range-29 on parcel #07-0512001 and houses tower equipment. 3) One tower located at 20878 County Road 9, Darwin, Minnesota. An attached building contains approximately 168 square feet. 4) One tower located at 55106 County Road 38, Buffalo Lake, Minnesota. An attached building contains approximately 168 square feet. 5) One tower located at 22100 Minnesota Highway 15, Dassel, Minnesota. An attached building contains approximately 240 square feet.

(3)   New Ulm owns and leases the following buildings, land and towers: 1) Land located in Courtland, Minnesota with a legal description of plat of sub lots M&N-PT of SE ¼ of SW ¼ (plat 701). 2) Land located at 101 11th Street East, Franklin, Minnesota. 3) One building located at 2104 10th Street East, Glencoe, Minnesota that houses a business office, COE and CATV head-end equipment and contains approximately 962 square feet. 4) One building located at 137 East 2nd Street, Redwood Falls, Minnesota. This building contains business offices and COE and contains approximately 1,540 square feet. 5) One building located at 27 Minnesota Street North, New Ulm, Minnesota. This building contains approximately 14,000 square feet and is used primarily as a retail location housing customer support services and our corporate business offices. 6) One building located at 400 Second Street North, New Ulm, Minnesota. The building was originally constructed in 1918 and contains some of our back office functions and COE. The building also contains warehouse and garage space and contains approximately 23,700 square feet. 7) A warehouse located at 1201 Front Street North, New Ulm, Minnesota. The warehouse contains approximately 13,680 square feet and is used primarily as a storage facility for trucks, generators, trailers, plows and inventory used in outside plant construction, and office space for customer service technicians. 8) Land located at the corner of 7th Street South and Valley Street in New Ulm, Minnesota. This lot is utilized as storage for poles and cable inventory and contains approximately 5,000 square feet of fenced-in storage area. 9) One building located at 15 Berens Boulevard, New Ulm, Minnesota. This building contains approximately 2,400 square feet, with approximately 1,350 square feet used as retail space. The remaining space is used as a remote central office. 10) New Ulm also leases property from the Village of Cologne that houses Cologne’s CATV head-end and contains approximately 110 square feet. The legal description of the property is parcel 400/350000. 11) One tower located at 57376 446th Street, New Ulm, Minnesota. An attached building contains approximately 280 square feet. 12) One tower located east of the city of New Ulm, Minnesota along Highway 14 in Nicollet County. 13) One tower located north of Saint George, Minnesota. An attached building contains approximately 260 square feet.

(4)   PTC owns the following buildings and land: 1) One building located at 133 Main Street, Aurelia, Iowa and contains approximately 1,100 square feet of warehouse space and 525 square feet of office space. 2) One building adjacent to its main office building located at 217 Main Street, Aurelia, Iowa. This building has the capacity to expand the present main office building and contains approximately 1,875 square feet. 3) One building located at 221 Main Street, Aurelia, Iowa that houses a business office, COE and CATV head-end equipment and contains approximately 1,875 square feet. 4) A vacant lot located at 121 Main Street, Aurelia, Iowa. This lot is 25 feet by 100 feet.

(5)   SETC owns and leases the following buildings: 1) One building located at 111 2nd Street, Goodhue, Minnesota. This building houses the business office and contains approximately 3,628 square feet. 2) One building located at 207 S Broadway, Goodhue, Minnesota. This building houses the warehouse and contains approximately 1,200 square feet. 3) SETC leases a building located at 101 Ellsworth Street SW, Sleepy Eye, Minnesota. This building houses the warehouse and contains approximately 5,625 square feet. 4) One building located at 121 2nd Ave Northwest, Sleepy Eye, Minnesota. This building houses the business office and COE and contains approximately 13,000 square feet.

(6)   WTC owns and leases the following towers and buildings: 1) One tower located in the city of Sanborn and leases the land on which the tower is located. 2) One building located at 22 Marshall Avenue South, Springfield, Minnesota. This building houses the business office and COE and contains approximately 2,100 square feet. 3) A warehouse and lot located at 22 South Marshall, Springfield, Minnesota. This building is used as a storage facility for vehicles, other work equipment and inventory used in outside plant construction and contains approximately 3,750 square feet.

In addition, HTC, HTI, New Ulm, PTC, SETC and WTC own the huts, buildings, lines, cables and associated outside physical plant for use in providing our services. We also own various communications equipment that we lease to subscribers and other similarly-used instruments.

Item 3.   Legal Proceedings

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and has subsequently been named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation is an industry-wide dispute affecting numerous telecom companies. NU Telecom is working with other telecom companies towards a resolution of the litigation at both the federal and state levels. We cannot currently predict the outcome of this litigation or its impact to our company.

Other than the litigation mentioned above and other routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol "NULM." As of March 3, 2015 there were 1,362 registered stockholders and approximately 1,196 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the Over the Counter Bulletin Board during 2014 and 2013. The Over the Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2014			2013
	High	Low		High	Low
1st quarter	7.35	6.50	1st quarter	6.25	5.88
2nd quarter	7.30	6.85	2nd quarter	6.50	5.76
3rd quarter	7.80	7.25	3rd quarter	6.75	6.00
4th quarter	8.01	6.98	4th quarter	7.50	6.12

Dividends and Restrictions

We declared a quarterly dividend of $0.0850 per share for each of the four quarters ending December 31, 2014, which totaled $433,615 for the fourth quarter, $433,616 for the third quarter and $432,612 per quarter for the first and second quarters. We declared a quarterly dividend of $.0850 per share for the second, third and fourth quarters of 2013 and a quarterly dividend of $.0825 per share for the first quarter of 2013, which totaled $432,612 for the fourth quarter, $435,043 for the third quarter, $433,835 for the second quarter, and $421,075 for the first quarter. A quarterly cash dividend of $0.0850 per share was paid on March 16, 2015 to stockholders of record at the close of business on March 6, 2015.

We expect to continue to pay quarterly dividends during 2015, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Per our previous Master Loan Agreements (MLA) with CoBank, our current outstanding debt had a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it was our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we were in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

On December 31, 2014, we entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. At December 31, 2014 we were in compliance with all the stipulated financial ratios in our loan agreements.

Our new loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements.

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

Executive Summary

Highlights in 2014:

•	In the third quarter of 2014, NU Telecom completed construction of an expansion in our fiber optic cable network and began providing Little Crow and MRVED, which are a consortium of school districts in central and southern Minnesota, with high capacity video/audio and data switching services and fiber optic cable transport of information between its members. This agreement allowed us to expand our state-of-the art; fiber-rich communications network outside of our traditional service territories and will allow us access to new markets that we have not originally served. This contract term is for ten years. In addition, NU Telecom began providing high capacity fiber and data services to Pioneerland Library System, which is a consortium of public libraries located along the same fiber route as Little Crow and MRVED. This contract term is for three years.

•	On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The new MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. There are two loans under the new MLA, which include a $35 million term loan and a $9 million revolver loan. The term loan requires payments of $675,000 per quarter, beginning March 2015, with the final installment due December 31, 2021. NU Telecom may borrow from time to time under the revolver loan, which also matures on December 31, 2021. Also, under the new MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million. See Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

•	During 2014 and 2013, NU Telecom continued to integrate the operations of SETC, which NU Telecom acquired in a spin-off agreement with HCC. NU Telecom originally acquired a one-third interest in HCC on November 3, 2006. HCC was equally owned by NU Telecom, Blue Earth Valley Communications, Inc. and Arvig Enterprises, Inc.

•	Net income in 2014 totaled $2,744,744, which was a $109,371, or 3.8% decrease compared to 2013. This decrease was primarily due to an increase in video and data costs, and depreciation, partially offset by an increase in revenues, all of which are described below.

•	Consolidated revenue for 2014 totaled $39,987,409, which was a $1,271,824 or 3.3% increase compared to 2013. This increase was primarily due to an increase in data and video revenues. Data revenues increased primarily due to revenues received from several new customers on our expanded fiber optic cable network (described above), an increase in other residential and business customers, and an increase in sales of managed services. Video revenues increased primarily due to rate increases introduced into several of our markets over the course of 2014 and 2013. Also contributing to the increase in video revenues was an increase in demand for our HD and DVR services.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2015.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,425 or 5.0% in 2014 compared to 2013 due to the reasons mentioned above.

The expansion of our state-of-the-art; fiber-rich communications network, growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

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

Financial results for the Telecom Segment for the years ended December 31, 2014 and 2013 are included below:

Telecom Segment

	2014	2013	Increase (Decrease)
Operating Revenues
Local Service	$6,487,362	$6,680,799	$(193,437)	-2.9%
Network Access	11,649,277	12,196,235	(546,958)	-4.5%
Video	8,310,923	7,327,031	983,892	13.4%
Data	8,644,399	7,548,004	1,096,395	14.5%
Long Distance	798,182	829,277	(31,095)	-3.7%
Other	4,097,266	4,134,239	(36,973)	-0.9%
Total Operating Revenues	39,987,409	38,715,585	1,271,824	3.3%

Cost of Services, Excluding Depreciation and Amortization	18,541,603	17,376,461	1,165,142	6.7%
Selling, General and Administrative	7,096,971	6,836,978	259,993	3.8%
Depreciation and Amortization Expenses	9,551,320	9,155,694	395,626	4.3%
Total Operating Expenses	35,189,894	33,369,133	1,820,761	5.5%

Operating Income	$4,797,515	$5,346,452	$(548,937)	-10.3%

Net Income	$2,744,744	$2,854,115	$(109,371)	-3.8%

Capital Expenditures	$9,419,188	$5,367,289	$4,051,899	75.5%

Key metrics
Access Lines	27,258	28,683	(1,425)	-5.0%
Video Customers	10,750	10,995	(245)	-2.2%
Broadband Customers	14,459	14,004	455	3.2%
Dial Up Internet Customers	15	271	(256)	-94.5%
Long Distance Customers	14,662	14,959	(297)	-2.0%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $6,487,362, which is $193,437 or 2.9% lower in 2014 than in 2013. This decrease was primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $11,649,277, which is $546,958 or 4.5% lower in 2014 than in 2013. This decrease was primarily due to lower minutes of use on our network.

In recent years, IXCs and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to their network traffic. We believe that long distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or directly with the LEC. We cannot predict the likelihood of future claims and cannot estimate the impact.

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services. Video revenue was $8,310,923, which is $983,892 or 13.4% higher in 2014 than in 2013. This increase was primarily due to rate increases introduced into several of our markets over the course of 2014 and 2013. Also contributing to the increase in video revenue was an increase in demand for our HD and DVR services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $8,644,399, which is $1,096,395 or 14.5% higher in 2014 than in 2013. This increase was primarily due to the addition of Little Crow/MRVED and Pioneerland on our newly expanded fiber optic cable network, an increase in data customers and increased managed service revenues.  We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $798,182, which is $31,095 or 3.7% lower in 2014 than in 2013. This decrease was primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue – We generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,097,266, which is $36,973 or 0.9% lower in 2014 than in 2013. This decrease was primarily due to a decrease in management and accounting services we provided to other entities, partially offset by an increase in the sales and installation of CPE and an increase in the sales of cellular phone and activation revenues.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $18,541,603, which is $1,165,142 or 6.7% higher in 2014 than in 2013. This increase was primarily due to higher programming costs from video content providers, increased costs associated with providing service and support for Little Crow/MRVED and Pioneerland, and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,096,971, which is $259,993 or 3.8% higher in 2014 than in 2013. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $9,551,320, which is $395,626 or 4.3% higher in 2014 than in 2013. This increase was primarily due to depreciation recognized on the expansion of our new fiber optic cable network in 2014.

Operating Income

Operating income was $4,797,515, which is $548,937 or 10.3% lower in 2014 than in 2013. This decrease was primarily due to an increase in expenses, partially offset by increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 36 (for discussion below)

Other Income and Interest Expense

Other income in 2014 and 2013 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2014 was $435,319, compared to $521,796 allocated and received in 2013. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income decreased $35,576 in 2014 compared to 2013. This decrease was primarily due to a decrease in dividend income earned on our investments.

Interest expense decreased $443,803 in 2014 compared to 2013. This decrease was primarily due to lower outstanding debt balances and the maturing of several of our swap agreements with CoBank during 2013 as the variable rate we now pay on that debt portion is lower than the fixed rate we were previously paying.

Other investment income increased $48,537 in 2014 compared to 2013. Other investment income is primarily from our equity ownerships in several partnerships and limited liability corporations.

Income Taxes

Income tax expense decreased by $60,974 in 2014 compared to 2013 as we recorded income tax expense of $1,919,465 in 2014 and $1,980,439 in 2013. The effective income tax rate was 41.2% and 41.0% for 2014 and 2013. The effective income tax rate in 2014 was higher than 2013 primarily due to higher state income taxes, net of a federal tax benefit. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,694,469 at December 31, 2014, reflecting 59.4% equity and 40.6% debt. This compares to a capital structure of $97,661,439 at December 31, 2013, reflecting 58.3% equity and 41.7% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.82 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2014 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2014 we had a working capital deficit of $1,252,359. However, at December 31, 2014, we also had approximately $4.4 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2014 was primarily the result of a temporary build-up in our accounts payable at year-end.

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The new MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. There are two loans under the new MLA, which include a $35 million term loan and a $9 million revolver loan. The term loan requires payments of $675,000 per quarter, beginning March 2015, with the final installment due December 31, 2021. NU Telecom may borrow from time to time under the revolver loan, which also matures on December 31, 2021. Also, under the new MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

On September 5, 2014, NU Telecom entered into an agreement with CoBank to amend the second supplement of its MLA. CoBank agreed to increase the size of its MLA Second Supplement from $10 million to $12 million. The loan was due on December 14, 2014 and was secured by the Company’s assets. The increase in this loan allowed the Company to accommodate additional working capital needs relating to its network expansion.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2014	2013	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$12,670,142	$11,465,801	$1,204,341	10.50%
Investing activities	(9,503,135)	(5,448,847)	$(4,054,288)	-74.41%
Financing activities	(3,186,324)	(7,802,400)	$4,616,076	59.16%
Increase (decrease) in cash	$(19,317)	$(1,785,446)	$1,766,129	-98.92%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2014 was $12,670,142, compared to cash generated by operations of $11,465,801 in 2013. The increase in cash flows from operating activities in 2014 was primarily due to an increase in accounts payable, a decrease in inventories and a decrease in deferred income taxes, partially offset by an increase in income taxes receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2014 was $945,087, compared to $964,404 at December 31, 2013.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $9,503,135 for the year ended December 31, 2014, compared to $5,448,847 used in investing activities in 2013. Capital expenditures relating to on-going operations were $9,419,188 in 2014 and $5,367,289 in 2013. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2014, we had approximately $4.4 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2014 was $3,186,324. This included long-term debt repayments of $42,552,266, a $1,844,536 increase in the use of our revolving credit facility, issuance of long-term debt of $39,644,471, payment of loan origination fees of $390,610 and the distribution of $1,732,455 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2013 was $7,802,400. This included long-term debt repayments of $4,113,000, a $1,786,655 payoff of on our revolving credit facility, and the distribution of $1,722,565 of dividends to stockholders. We also repurchased $180,180 of our common stock in 2013.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,252,359 as of December 31, 2014, with current assets of approximately $7.0 million and current liabilities of approximately $8.2 million, compared to a working capital deficit of $38,447,515 as of December 31, 2013. The ratio of current assets to current liabilities was 0.85 and 0.14 as of December 31, 2014 and 2013. The working capital deficit as of December 31, 2014 was primarily the result of a temporary build-up in our accounts payable at year-end.

At December 31, 2014 we are in compliance with all stipulated financial ratios in our loan agreements.

At December 31, 2013, all of our outstanding debt became current as our outstanding debt had a balloon maturity date on December 31, 2014 per our MLAs with CoBank. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it was our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we were in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2014, were $36,944,471, excluding current debt maturities of $2,700,000. Our long-term debt obligations as of December 31, 2013, were $0, excluding current debt maturities of $40,707,730.

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The new MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. There are two loans under the new MLA, which include a $35 million term loan and a $9 million revolver loan. Also, under the new MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

           MLA RX0583

●	RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $4,644,471 on this revolving note as of December 31, 2014.
●	RX0583-T3A - $35,000,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2021. Twenty-eight quarterly principal payments of $675,000 are due commencing March 31, 2015 through December 31, 2021. A final balloon payment of $16,100,000 is due at maturity of the note on December 31, 2021.

RX0583-T2A and RX0583-T3A initially bear interest at a “LIBOR Margin” rate equal to 3.25 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

Within 180 days after the closing date of December 31, 2014, NU Telecom must enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of Loan RX0583-T3A for an initial average weighted life of at least three years.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests.

At December 31, 2014, we were in compliance with all financial ratios in the loan agreements.

At December 31, 2013, all of our outstanding debt became current as our outstanding debt had a balloon maturity date on December 31, 2014 per our MLAs with CoBank. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it is our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we are in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

Our new loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank approval.

See Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed the obligations of our New Ulm subsidiary joint venture investment in FiberComm, LC. See Note 11 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2014 Annual Report on Form 10-K are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2014.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or a service has been provided, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial TV programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $60,500 and $120,000 as of December 31, 2014 and 2013.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market–corroborated inputs that are derived principally from or corroborated by observable market data.
Level 3:	Inputs are derived from valuation techniques where one or more significant inputs or value drivers are unobservable

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

We previously had entered into interest rate swaps with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remained effective.

The fair value of our interest rate swap agreements is discussed in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreements were determined based on Level 2 inputs.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of telephone properties. As discussed more fully in Note 3 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K, and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

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

In 2014 and 2013, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2014 and 2013, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2014 DCF model include the following:

•       A 10.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•       A 1.50% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of the goodwill was $39,805,349 as of December 31, 2014 and 2013.

In 2014, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches that were used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $2.0 million, which indicated that we had no impairment as of December 31, 2014. In addition, in 2014, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $3.2 million, which indicated that we had no impairment as of December 31, 2014. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

As of December 31, 2014 and 2013 we had $281,363 and $259,739 of unrecognized tax benefits net of a federal tax benefit of $95,663 and $88,311, which if recognized would affect the effective tax rate. Currently, a petition related to HCC’s 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2010 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2014 and 2013 we had $89,910 and $68,286 of accrued interest that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2014.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 12.50% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 16, 2015

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
OPERATING REVENUES:
Local Service	$6,487,362	$6,680,799
Network Access	11,649,277	12,196,235
Video	8,310,923	7,327,031
Data	8,644,399	7,548,004
Long Distance	798,182	829,277
Other	4,097,266	4,134,239
Total Operating Revenues	39,987,409	38,715,585

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	7,745,069	7,711,075
Cost of Video	7,047,980	6,432,420
Cost of Data	1,625,716	1,142,991
Cost of Other Nonregulated Services	2,122,838	2,089,975
Depreciation and Amortization	9,551,320	9,155,694
Selling, General, and Administrative	7,096,971	6,836,978
Total Operating Expenses	35,189,894	33,369,133

OPERATING INCOME	4,797,515	5,346,452

OTHER (EXPENSE) INCOME:

Interest During Construction	19,492	11,187
CoBank Patronage Dividends	435,319	521,796
Interest Income	119,728	155,304
Interest Expense	(937,989)	(1,381,792)
Other Investment Income (Expense)	230,144	181,607
Total Other Income (Expense)	(133,306)	(511,898)

INCOME BEFORE INCOME TAXES	4,664,209	4,834,554

INCOME TAXES	1,919,465	1,980,439

NET INCOME	$2,744,744	$2,854,115

BASIC AND DILUTED
NET INCOME PER SHARE	$0.54	$0.56

DIVIDENDS PER SHARE	$0.34	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING	5,097,401	5,111,012

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

NET INCOME	$2,744,744	$2,854,115

OTHER COMPREHENSIVE INCOME
Unrealized Gains on Interest Rate Swaps	-	303,851
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	-	(124,538)
OTHER COMPREHENSIVE INCOME	-	179,313

COMPREHENSIVE INCOME	$2,744,744	$3,033,428

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013

ASSETS
	2014	2013
CURRENT ASSETS:
Cash	$945,087	$964,404
Receivables, Net of Allowance for Doubtful Accounts of $60,500 and $120,000	1,442,477	1,458,627
Income Taxes Receivable	847,893	-
Materials, Supplies, and Inventories	2,227,925	2,535,046
Deferred Income Taxes	785,605	761,076
Prepaid Expenses	714,372	778,035
Total Current Assets	6,963,359	6,497,188

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	23,666,728	26,137,960
Other Investments	7,079,362	6,731,959
Deferred Charges and Other Assets	475,936	148,477
Total Investments and Other Assets	71,027,375	72,823,745

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	115,100,273	108,677,838
Other Property & Equipment	13,713,496	11,512,589
Video Plant	9,566,806	9,444,324
Total Property, Plant and Equipment	138,380,575	129,634,751
Less Accumulated Depreciation	92,297,652	86,075,424
Net Property, Plant & Equipment	46,082,923	43,559,327

TOTAL ASSETS	$124,073,657	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013

LIABILITIES AND STOCKHOLDERS' EQUITY
	2014	2013

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,700,000	$40,707,730
Accounts Payable	3,049,999	1,792,608
Accrued Income Taxes	-	114,017
Other Accrued Taxes	180,818	190,954
Deferred Compensation	63,428	65,523
Accrued Compensation	692,974	605,861
Other Accrued Liabilities	1,528,499	1,468,010
Total Current Liabilities	8,215,718	44,944,703

LONG-TERM DEBT, Less Current Portion	36,944,471	-

NONCURRENT LIABILITIES:
Loan Guarantees	297,475	274,649
Deferred Income Taxes	19,161,144	19,418,249
Unrecognized Tax Benefit	281,363	259,739
Other Accrued Liabilities	276,857	107,765
Deferred Compensation	846,631	921,446
Total Noncurrent Liabilities	20,863,470	20,981,848

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,101,334 and 5,089,534 Shares Issued and Outstanding	8,502,223	8,482,556
Retained Earnings	49,547,775	48,471,153
Total Stockholders' Equity	58,049,998	56,953,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,073,657	$122,880,260

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,744,744	$2,854,115
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,590,061	9,194,430
Undistributed Earnings of Other Equity Investment	(192,293)	(172,033)
Noncash Patronage Refund	(148,337)	(130,449)
Stock Issued in Lieu of Cash Payment	91,000	99,400
Distributions from Equity Investments	100,000	114,616
Changes in Assets and Liabilities:
Receivables	40,560	398,356
Income Taxes Receivable	(847,893)	201,270
Materials, Supplies, and Inventories	307,121	(258,678)
Prepaid Expenses	56,663	(174,770)
Deferred Charges and Other Assets	-	(39,696)
Accounts Payable	1,072,892	(67,804)
Accrued Income Taxes	(114,017)	114,017
Other Accrued Taxes	(10,136)	(2,792)
Other Accrued Liabilities	316,694	77,020
Deferred Income Tax	(260,007)	(662,687)
Deferred Compensation	(76,910)	(78,514)
Net Cash Provided by Operating Activities	12,670,142	11,465,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(9,419,188)	(5,367,289)
Other, Net	(83,947)	(81,558)
Net Cash Used in Investing Activities	(9,503,135)	(5,448,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(42,552,266)	(4,113,000)
Issuance of Long-Term Debt	39,644,471	-
Loan Origination Fees	(390,610)	-
Repurchase of Common Stock	-	(180,180)
Changes in Revolving Credit Facility	1,844,536	(1,786,655)
Dividends Paid	(1,732,455)	(1,722,565)
Net Cash Used in Financing Activities	(3,186,324)	(7,802,400)

NET INCREASE (DECREASE) IN CASH	(19,317)	(1,785,446)

CASH at Beginning of Period	964,404	2,749,850

CASH at End of Period	$945,087	$964,404

Supplemental cash flow information:
Cash paid for interest	$883,079	$1,347,065
Net cash (received) paid for income taxes	$3,142,664	$2,390,890

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2012	5,103,918	$8,506,530	$(179,313)	$47,403,409	$55,730,626

Directors' Stock Plan	14,216	23,693		68,707	92,400
Retirement of Stock from BCS Holdings	(28,600)	(47,667)		(132,513)	(180,180)
Net Income				2,854,115	2,854,115
Dividends				(1,722,565)	(1,722,565)
Other Comprehensive Income			179,313		179,313

BALANCE on December 31, 2013	5,089,534	8,482,556	-	48,471,153	56,953,709

Directors' Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,744,744	2,744,744
Dividends				(1,732,455)	(1,732,455)

BALANCE on December 31, 2014	5,101,334	$8,502,223	$-	$49,547,775	$58,049,998

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 109 years of experience in the local telephone exchange and telecommunications business. Our principal line of business is the operation of five local telephone companies and the operation of two CLEC telephone companies. Our ILEC businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with ILECs. Our ILECs also provide IPTV, digital TV and CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our ILEC service territories in southern Minnesota and northern Iowa.

Basis of Presentation and Principles of Consolidation

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

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial TV programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Receivables

As of December 31, 2014 and 2013, our consolidated receivables totaled $1,442,477 and $1,458,627, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2014 and 2013 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2014	2013

Balance at beginning of year	$120,000	$175,705
Additions charged to costs and expenses	226,439	185,803
Accounts written off	(285,939)	(241,508)
Balance at end of year	$60,500	$120,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2014 and 2013 was $2,227,925 and $2,535,046.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2014 and 2013, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

Level 1:	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable, and market–corroborated inputs that are derived principally from or corroborated by observable market data.
Level 3:	Inputs are derived from valuation techniques where one or more significant inputs or value drivers are unobservable

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

We previously had entered into interest rate swaps with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remained effective.

We previously had entered into interest rate swaps with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. These instruments were designated as cash flow hedges and were effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remained effective.

The fair value of our interest rate swap agreements is discussed in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreements were determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2014.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer lists are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and non-competition agreements are amortized over five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 3 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,805,349 as of December 31, 2014 and 2013. In the fourth quarter of 2014 and 2013 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2014 and 2013.

Investments and Other Assets

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

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2014. We believe the carrying value of our investments is not impaired.

Debt – We estimate the fair value of our long-term debt based on the discounted future cash flows we expect to pay using current rates of borrowing rates for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments – Our financial instruments also include cash equivalents, trade accounts receivable and accounts payable where the current carrying amounts approximate fair market value.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $191,259 and $193,769 in 2014 and 2013.

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

GAAP requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding income taxes.

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

Earnings And Dividends Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted EPS are based on our weighted average number of shares outstanding of 5,097,401 and 5,111,012 for the periods ended December 31, 2014 and 2013.

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

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2014 and 2013, include the following:

	2014	2013
Telecommunications Plant:
Land	$494,082	$494,082
Buildings	8,947,763	8,947,763
Other Support Assets	11,114,886	10,767,432
Central Office and Circuit Equipment	44,446,845	42,654,535
Cable and Wire Facilities	49,012,778	45,222,512
Other Plant and Equipment	404,883	404,883
Plant Under Construction	679,036	186,631
	115,100,273	108,677,838

Other Property	13,713,496	11,512,589
Video Plant	9,566,806	9,444,324
Total Property, Plant and Equipment	$138,380,575	$129,634,751

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,080,088 and $6,684,461 in 2014 and 2013. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2014 and 2013 were 5.2% and 5.2%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 3 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at December 31, 2014 and 2013.

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

In 2014 and 2013, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2014 and 2013, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

		December 31, 2014		December 31, 2013
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$11,087,066	$29,278,445	$8,996,498
Regulatory Rights	15 yrs	4,000,000	1,866,651	4,000,000	1,599,987
Non-Competition Agreement	5 yrs	-	-	800,000	800,000
Trade Name	3-5 yrs	570,000	228,000	1,370,000	914,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$13,181,717	$38,448,445	$12,310,485

Net Identified Intangible Assets			$23,666,728		$26,137,960

Amortization expense related to the definite-lived assets was $2,471,232 for 2014 and $2,471,233 for 2013. Amortization expense for the next five years is estimated to be:

2015	$2,471,233
2016	$2,469,256
2017	$2,469,083
2018	$2,355,083
2019	$2,355,083

NOTE 4 - LONG-TERM DEBT

Substantially all of our assets are pledged as security for our long-term debt under loan agreements with CoBank. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2021.

On December 31, 2014, we entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. At December 31, 2014 we were in compliance with all the stipulated financial ratios in our loan agreements.

Per our previous MLA with CoBank, our current outstanding debt had a balloon maturity date on December 31, 2014. At December 31, 2013, all of our outstanding debt became current. Due to the balloon maturity, we notified CoBank that we would be in violation of our debt service coverage ratio in our loan covenants and also notified them that it was our intent to refinance the debt prior to December 31, 2014. Due to these circumstances, CoBank provided a waiver letter of the debt service coverage ratio in our loan covenants effective December 31, 2013. With this waiver letter, we were in compliance with all the stipulated financial ratios in our loan agreements as of December 31, 2013.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. In addition, we are required to maintain financial ratios for total leverage, debt service coverage, equity to total assets, fixed coverage and maximum annual capital expenditures.

Secured Credit Facility:

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The new MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. There are two loans under the new MLA, which include a $35 million term loan and a $9 million revolver loan. Also, under the new MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

MLA RX0583

●	RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $4,644,471 on this revolving note as of December 31, 2014.
●	RX0583-T3A - $35,000,000 term note with interest payable monthly. Final maturity date of the note is December 31, 2021. Twenty-eight quarterly principal payments of $675,000 are due commencing March 31, 2015 through December 31, 2021. A final balloon payment of $16,100,000 is due at maturity of the note on December 31, 2021.

RX0583-T2A and RX0583-T3A initially bear interest at a “LIBOR Margin” rate equal to 3.25 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

Within 180 days after the closing date of December 31, 2014, NU Telecom must enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of Loan RX0583-T3A for an initial average weighted life of at least three years.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility.

Our new loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements.

Our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank approval.

Long-term debt is as follows:	2014	2013

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $675,000 (beginning on March 31, 2015), plus a notional variable rate of interest through December 31, 2021.	$35,000,000	$-

Secured seven-year revolving credit facility of up to $9,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2021.	4,644,471	-

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $250,000, plus a notional variable rate of interest through December 31, 2014.	-	10,500,000

Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	-	6,434,730

Secured two-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $225,000 (beginning on June 30, 2013), plus a notional variable rate of interest through December 31, 2014.	-	3,825,000

Secured seven-year reducing revolving credit facility to CoBank, ACB in quarterly installments of $609,500 (beginning in 2010), plus a notional variable rate of interest through December 31, 2014.	-	19,948,000

Secured seven-year revolving credit facility of up to $2,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2014.	-	-
	39,644,471	40,707,730
Less: Amount due within one year	2,700,000	40,707,730
Total Long Term Debt	$36,944,471	$-

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests.

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we had entered into interest rate swaps that effectively fixed our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $44.0 million ($4.4 million available under the revolving credit facilities and $39.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.42%, as of December 31, 2014.

Required principal payments are as follows:

2015	$2,700,000
2016	$2,700,000
2017	$2,700,000
2018	$2,700,000
2019	$2,700,000

NOTE 5 – INTEREST RATE SWAPS

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank required that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we previously had entered into Interest Rate Swap Agreements with CoBank. Under these Interest Rate Swap Agreements and subsequent swaps that each covered a specified notional dollar amount, we had changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of those interest rate swaps, we paid a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment was below a contractual rate or (ii) received a payment if the LIBOR variable rate payment was above the contractual rate.

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

Pursuant to these interest rate swap agreements, we previously entered into interest rate swaps covering (i) $39.0 million of our aggregated indebtedness to CoBank effective March 19, 2008 and (ii) an additional $6.0 million of our aggregated indebtedness to CoBank effective June 23, 2008. These swaps effectively locked in the interest rate on (i) $6.0 million of variable-rate debt through March 2011, (ii) $33.0 million of variable-rate debt through March 2013, (iii) $3.0 million of variable-rate debt through June 2011 and (iv) $3.0 million of variable-rate debt through June 2013.

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

NOTE 6 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2014	2013
Taxes currently payable
Federal	$1,591,326	$2,114,852
State	588,146	589,491
Deferred Income Taxes	(260,007)	(723,904)

Total Income Tax Expense (Benefit)	$1,919,465	$1,980,439

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance Beginning of Year	$259,739	$143,866
Net Increases
Prior Period Tax Positions	21,624	115,873
Net Decreases
Prior Period Tax Positions	-	-
Settlements	-	-
Balance at End of Year	$281,363	$259,739

As of December 31, 2014 we had $281,363 of unrecognized tax benefits net of a federal benefit of $95,663, which if recognized would affect the effective tax rate. As of December 31, 2013 we had $259,739 of unrecognized tax benefits net of a federal tax benefit of $88,311, which if recognized would affect the effective tax rate. A petition related to HCC’s 2006 Minnesota tax return has been filed in Minnesota Tax Court. It is unknown when this matter will be resolved.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2010 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2014 and 2013 we had $89,910 and $68,286 of accrued interest that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2014	2013

Statutory Tax Rate	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	6.97	6.74
Uncertain Tax Positions	0.30	0.27
Permanent Differences and Other, Net	(0.12)	(0.05)
Effective tax rate	41.15%	40.96%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2014	2013
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(687,725)	$(647,766)
Deferred Compensation	(25,563)	(26,408)
Other	(72,317)	(86,902)
Total Current Deferred Tax (Asset) / Liabilities	(785,605)	(761,076)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	10,338,127	9,633,907
Intangible Assets	8,297,427	9,278,601
Deferred Compensation	(341,223)	(371,370)
Partnership Basis	866,813	877,111
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	19,161,144	19,418,249
Unrecognized Tax Benefit	281,363	259,739
Total Deferred Tax (Assets) / Liabilities Long-Term	19,442,507	19,677,988

Net Deferred Tax Liability	$18,656,902	$18,916,912

NOTE 7 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $469,306 and $449,890 in 2014 and 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and has subsequently been named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation is an industry-wide dispute affecting numerous telecom companies. NU Telecom is working with other telecom companies towards a resolution of the litigation at both the federal and state levels. We cannot currently predict the outcome of this litigation or its impact to our company.

We did not experience any changes to material contractual obligations in the year ended December 31, 2014.

Our capital budget for 2015 is approximately $6,600,000 and will be financed through internally generated funds.

NOTE 9 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $438,744 and $254,245 during the years ended December 31, 2014 and 2013. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 10 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 13 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NOTE 11 - GUARANTEES

On September 30, 2011, Fibercomm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of December 31, 2014, we have recorded a liability of  $297,475 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 12 – DEFERRED COMPENSATION

As of December 31, 2014 and 2013, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

NOTE 13 – SEGMENT INFORMATION

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

       ▪  Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;

       ▪  Western Telephone Company, a wholly-owned subsidiary of NU Telecom;

●  CLECs:

    ▪  NU Telecom, located in Redwood Falls, Minnesota;

    ▪  Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of Hutchinson Telephone Company, located in Litchfield, Minnesota;

●  Our investments and interests in the following entities include some management responsibilities:

    ▪  FiberComm, LC – 19.99% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;

    ▪  Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services;

    ▪  Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

    ▪  SM Broadband, LLC – 12.50% subsidiary equity ownership interest. SM Broadband, LLC provides network connectivity for regional businesses.

Note 14 – Transactions with equity method investments

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

Total revenues from transactions with affiliates were $1,003,181 and $799,166 for 2014 and 2013. Total expenses from transactions with affiliates were $460,047 and $428,825 for 2014 and 2013.

NOTE 15 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.0850 per share, payable on March 16, 2015 to stockholders of record at the close of business on March 6, 2015.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 28, 2015 are incorporated by reference into this Form 10−K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2014, the last day of the Company fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2015 Proxy Statement and is incorporated by reference. Information about executive officers is included in Part I, Item 1 of this Annual Report on Form 10−K under “Executive Officers of the Registrant.” The information required by Items 405 (d)(4) and (d)(5) of Regulation S−K, is contained under “Section 16(a) Beneficial Ownership Reporting Compliance,” and “The Board of Directors and Committees – Audit Committee”  in the 2015 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3).

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

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S−K is contained under “Executive Compensation” in the 2015 Proxy Statement and is incorporated by reference.

The information required by Items 407(e)(4) and (e)(5) of Regulation S−K is not required because the Company is a smaller reporting company.

Item 12.           Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201 (d) of Regulation S-K is contained under “Non-Employee Director Compensation” in the 2015 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2015 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S−K.

The information required by Item 404(b) and Item 407(a) of Regulation S−K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2015 Proxy Statement and is incorporated by reference.

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

Item 15.            Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:

		Pages

	Report of Independent Registered Public Accounting Firm	35

	Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013	36

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013	37

	Consolidated Balance Sheets as of December 31, 2014 and 2013	38-39

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	40

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2014 and 2013	41

	Notes to Consolidated Financial Statements	42-56

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2015	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James P. Jensen	March 16, 2015
James P. Jensen, Chairman of the Board

/s/ Bill D. Otis	March 16, 2015
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 16, 2015
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Duane D. Lambrecht	March 16, 2015
Duane Lambrecht, Director

/s/ Perry L. Meyer	March 16, 2015
Perry Meyer, Director

/s/ Dennis E. Miller	March 16, 2015
Dennis Miller, Director

/s/ Wesley E. Schultz	March 16, 2015
Wesley E. Schultz, Director

Colleen R. Skillings	March 16, 2015
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2015
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on August 14, 2013)
3.2	Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q (File No. 0-3024) filed on November 12, 2013)
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

10.4+	New Ulm Telecom, Inc. Amended Management Incentive Plan (incorporated by reference to Exhibit 10.4.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on May 15, 2013)
10.5+

New Ulm Telecom, Inc. Director Stock Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, as filed with the SEC on April 4, 2012)

10.6	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended June 30, 2009)
10.7

Amended and Restated Master Loan Agreement (MLA No. RX0583), dated as of December 31, 2014 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on January 6, 2015)

10.8

Amended and Restated Second Supplement to the Amended and Restated Master Loan Agreement dated as of December 31, 2014 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 6, 2015)

10.9	Second Amended and Restated Promissory Note (Revolver) in the principal amount of $9.0 Million. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 6, 2015)
10.10

Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 6, 2015)

10.11	Second Amended and Restated Promissory Note (Term) in the principal amount of $35.0 Million. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 6, 2015)
10.12

Amended and Restated Pledge and Security Agreement dated as of December 31, 2014 from (a) New Ulm Telecom, Inc. and (b) the New Ulm Telecom, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 6, 2015)

10.13

Amended and Restated Continuing Guaranty dated of December 31, 2014 by (a) New Ulm Telecom, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 6, 2015)

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