Form 10-Q
period 2015-03-31
NEW ULM TELECOM INC
filed 2015-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definition of “large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer  ☒Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The total number of shares of the Registrant’s common stock outstanding as of May 15, 2015: 5,101,334.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING REVENUES:
Local Service	$1,613,794	$1,636,349
Network Access	3,071,854	3,209,114
Video	2,193,916	1,928,972
Data	2,436,246	1,938,129
Long Distance	187,748	205,198
Other Non-Regulated	984,059	1,061,439
Total Operating Revenues	10,487,617	9,979,201

OPERATING EXPENSES:

Plant Operations (Excluding Depreciation and Amortization)	1,990,277	1,964,577
Cost of Video	1,967,378	1,713,184
Cost of Data	525,753	323,538
Cost of Other Nonregulated Services	489,242	534,733
Depreciation and Amortization	2,430,081	2,331,781
Selling, General and Administrative	1,940,565	1,833,508
Total Operating Expenses	9,343,296	8,701,321

OPERATING INCOME	1,144,321	1,277,880

OTHER (EXPENSE) INCOME
Interest Expense	(359,341)	(235,107)
Interest Income	55,152	86,122
Interest During Construction	4,482	3,165
CoBankPatronage Dividends	409,132	435,319
Other Investment Income	48,533	49,622
Total Other Income (Expense)	157,958	339,121

INCOME BEFORE INCOME TAXES	1,302,279	1,617,001

INCOME TAXES	469,059	679,141

NET INCOME	$833,220	$937,860

BASIC AND DILUTED
NET INCOME PER SHARE	$0.16	$0.18

DIVIDENDS PER SHARE	$0.0850	$0.0850

WEIGHTED AVERAGE SHARES OUTSTANDING	5,101,334	5,089,534

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$833,220	$937,860
Other Comprehensive Income (Loss):
Unrealized Gain on Interest Rate Swaps	-	-
Income Tax Expense Related to Unrealized
Gain on Interest Rate Swaps	-	-
Other Comprehensive Income	-	-

Comprehensive Income	$833,220	$937,860

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014

CURRENT ASSETS:
Cash and Cash Equivalents	$98,025	$945,087
Receivables, Net of Allowance for
Doubtful Accounts of $60,000 and $60,500	1,225,848	1,442,477
Income Taxes Receivable	50,934	847,893
Materials, Supplies, and Inventories	2,423,610	2,227,925
Deferred Income Taxes	787,660	785,605
Prepaid Expenses	832,260	714,372
Total Current Assets	5,418,337	6,963,359

INVESTMENTS & OTHER ASSETS:

Goodwill	39,805,349	39,805,349
Intangibles	23,048,919	23,666,728
Other Investments	7,300,319	7,079,362
Deferred Charges and Other Assets	424,003	475,936
Total Investments and Other Assets	70,578,590	71,027,375

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	115,744,744	115,100,273
Other Property & Equipment	14,156,948	13,713,496
Video Plant	9,863,927	9,566,806
Total Property, Plant and Equipment	139,765,619	138,380,575
Less Accumulated Depreciation	94,109,924	92,297,652
Net Property, Plant & Equipment	45,655,695	46,082,923

TOTAL ASSETS	$121,652,622	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

March 31, 2015		December 31, 2014

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,700,000	$2,700,000
Accounts Payable	951,452	3,049,999
Other Accrued Taxes	239,426	180,818
Deferred Compensation	62,906	63,428
Accrued Compensation	386,654	692,974
Other Accrued Liabilities	1,749,677	1,528,499
Total Current Liabilities	6,090,115	8,215,718

LONG-TERM DEBT, Less Current Portion	36,263,090	36,944,471

NONCURRENT LIABILITIES:
Loan Guarantees	280,356	297,475
Deferred Income Taxes	19,203,329	19,161,144
Unrecognized Tax Benefit	163,333	281,363
Other Accrued Liabilities	374,028	276,857
Deferred Compensation	828,768	846,631
Total Noncurrent Liabilities	20,849,814	20,863,470

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,101,334 Shares Issued and Outstanding	8,502,223	8,502,223
Retained Earnings	49,947,380	49,547,775
Total Stockholders' Equity	58,449,603	58,049,998

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$121,652,622	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$833,220	$937,860
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,444,271	2,341,465
Undistributed Earnings of Other Equity Investments	(29,443)	(46,291)
Noncash Patronage Refund	(102,283)	(108,830)
Stock Issued in Lieu of Cash Payment	12,600	16,800
Changes in Assets and Liabilities:
Receivables	225,023	(376,701)
Income Taxes Receivable	796,959	(60,901)
Inventories	(195,685)	(27,571)
Prepaid Expenses	(130,488)	(26,753)
Deferred Charged and Other Assets	39,696	-
Accounts Payable	(1,690,098)	(751,622)
Accrued Income Taxes	-	(114,017)
Other Accrued Taxes	58,608	59,609
Other Accrued Liabilities	12,029	(502,609)
Deferred Income Tax	(77,900)	-
Deferred Compensation	(18,385)	(19,135)
Net Cash Provided by Operating Activities	2,178,124	1,321,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,793,493)	(1,340,560)
Other, Net	(106,350)	(43,499)
Net Cash Used in Investing Activities	(1,899,843)	(1,384,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(675,000)	(1,084,500)
Loan Origination Fees	(10,347)	-
Changes in Revolving Credit Facility	(6,381)	1,239,037
Dividends Paid	(433,615)	(432,612)
Net Cash Used in Financing Activities	(1,125,343)	(278,075)

NET DECREASE IN CASH	(847,062)	(340,830)

CASH at Beginning of Period	945,087	964,404

CASH at End of Period	$98,025	$623,574

Supplemental cash flow information:
Cash paid for interest	$301,543	$221,882
Net cash paid (received) for income taxes	$(250,000)	$855,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2014, AND
THREE MONTHS ENDED MARCH 31, 2015

			Accumulated Other Comprehensive Income (Loss)

	Common Stock Shares			Retained Earnings	Total Equity
		Amount

BALANCE on December 31, 2013	5,089,534	$8,482,556	$-	$48,471,153	$56,953,709

Director's Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,744,744	2,744,744
Dividends				(1,732,455)	(1,732,455)

BALANCE on December 31, 2014	5,101,334	8,502,223	-	49,547,775	58,049,998

Net Income				833,220	833,220
Dividends				(433,615)	(433,615)
BALANCE on March 31, 2015	5,101,334	$8,502,223	$-	$49,947,380	$58,449,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLID ATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,812,272 and $1,713,973 for the three months ended March 31, 2015 and 2014. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2015 and 2014 we had $163,333 and $259,739 of unrecognized tax benefits net of a federal tax benefit of $55,533 and $88,311, which if recognized would affect the effective tax rate. A petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return was previously filed in Minnesota Tax Court. This matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2010 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2015 and December 31, 2014 we had $0 and $89,910 of accrued interest that related to income tax matters.

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

We have reviewed all significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

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
Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs that are derived principally from or corroborated by observable market data.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at March 31, 2015 and December 31, 2014.

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

		March 31, 2015		December 31, 2014
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$11,609,709	$29,278,445	$11,087,066
Regulatory Rights	15 yrs	4,000,000	1,933,317	4,000,000	1,866,651
Trade Name	3-5 yrs	570,000	256,500	570,000	228,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$13,799,526	$36,848,445	$13,181,717

Net Identified Intangible Assets			$23,048,919		$23,666,728

Amortization expense related to the definite-lived intangible assets was $617,809 and $617,808 for the three months ended March 31, 2015 and 2014.

Amortization expense for the remaining nine months of 2015 and the five years subsequent to 2015 is estimated to be:

●	(April 1 – December 31) - $1,853,424
●	2016 - $2,469,256
●	2017 - $2,469,083
●	2018 - $2,355,083
●	2019 - $2,355,083
●	2020 - $2,355,083

Note 4 – Secured Credit Facility

We have a credit facility with CoBank. Under the credit facility, we entered into Master Loan Agreements (MLAs) and a series of supplements to the respective MLAs.

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

Within 180 days after the closing date of December 31, 2014, NU Telecom must enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of the $35 million term loan for an initial average weighted life of at least three years.

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

As described in Note 5 – “Interest Rate Swaps”, we had entered into interest rate swaps that effectively fixed our interest rates. As of June 30, 2013 the remaining swap matured and we currently have no interest rate swaps in effect. The remaining debt of $43.3 million ($4.3 million available under the revolving credit facilities and $39.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.78%, as of March 31, 2015. Our debt as of March 31, 2014 was subject to variable interest rates at an effective weighted average interest rate of 2.10%. This increase in the weighted average interest rate at March 31, 2015 was due to the new Amended and Restated MLA with CoBank mentioned above.

Note 5 – Interest Rate Swaps

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

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

Each month, we made interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate, plus the contractual LIBOR margin in effect with respect to each applicable loan, without reflecting any interest rate swaps. At the end of each calendar quarter, CoBank adjusted our aggregate interest payments based on the difference, if any, between the amounts paid by us during the quarter and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

Our last remaining swap under our old credit facility with CoBank matured as of June 30, 2013 and we currently have no interest rate swaps in effect. However, as previously stated, within 180 days after the closing date of December 31, 2014, NU Telecom must enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of the $35 million term loan for an initial average weighted life of at least three years.

Our interest rate swaps under our previous credit facilities qualified as cash flow hedges for accounting purposes under GAAP. We had reflected the effect of these hedging transactions in the financial statements. The unrealized gains were reported in other comprehensive income. If we had terminated our interest rate swap agreements, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

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

Note 7 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of March 31, 2015, we have recorded a liability of $280,356 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of March 31, 2015 and December 31, 2014, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

●		ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom.
●		CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota.
●		Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 19.99% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services;
	▪	Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;
	▪	SM Broadband, LLC – 12.50% subsidiary equity ownership interest. SM Broadband Services, LLC provides network connectivity for regional businesses.

Note 10– Commitments and Contingencies

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and has subsequently been named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation is an industry-wide dispute affecting numerous telecom companies. NU Telecom is working with other telecom companies towards a resolution of the litigation at both the federal and state levels. We cannot currently predict the outcome of this litigation or its impact to our company. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for the discussion relating to commitments and contingencies.

Note 11 – Subsequent Events

On April 28, 2015, NU Telecom’s Board of Directors declared a regular quarterly dividend on our common stock of $0.085 per share, payable on June 15, 2015 to stockholders of record at the close of business on May 8, 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based on NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference.

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

Executive Summary

•       In the third quarter of 2014, NU Telecom completed construction of an expansion in our fiber optic cable network and began providing Little Crow and Minnesota River Valley Education District (MRVED), which are a consortium of school districts in central and southern Minnesota, with high capacity video/audio and data switching services and fiber optic cable transport of information between its members. This agreement allowed us to expand our state-of-the art; fiber-rich communications network outside of our traditional service territories and will allow us access to new markets that we have not originally served. This contract term is for ten years. In addition, NU Telecom began providing high capacity fiber and data services to Pioneerland Library System, which is a consortium of public libraries located along the same fiber route as Little Crow and MRVED. This contract term is for three years.

•       On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The new MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. There are two loans under the new MLA, which include a $35 million term loan and a $9 million revolver loan. The term loan requires payments of $675,000 per quarter, beginning March 2015, with the final installment due December 31, 2021. NU Telecom may borrow from time to time under the revolver loan, which also matures on December 31, 2021. Also, under the new MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million. See Note 4 – “Secured Credit Facility” for additional information.

•      Net income for the first quarter of 2015 totaled $833,220 which was a $104,640 or 11.16% decrease compared to the first quarter of 2014. This decrease was primarily due to an increase in interest expense resulting from our new Amended and Restated MLA with CoBank, which is described above.

•      Consolidated revenue for the first quarter of 2015 totaled $10,487,617, which was a $508,416 or 5.09% increase compared to the first quarter of 2014. This increase was primarily due to increases in data and video revenues. Data revenues increased primarily due to the addition of Little Crow/MRVED and Pioneerland on our newly expanded fiber optic cable network, an increase in data customers and increased managed service revenues. Video revenue increased primarily due to increased demand for our high definition (HD) and digital video recorder (DVR) services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of the last couple of years.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2015.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,381 or 4.86% for the twelve months ended March 31, 2015 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$1,613,794	$1,636,349	$(22,555)	-1.38%
Network Access	3,071,854	3,209,114	(137,260)	-4.28%
Video	2,193,916	1,928,972	264,944	13.73%
Data	2,436,246	1,938,129	498,117	25.70%
Long Distance	187,748	205,198	(17,450)	-8.50%
Other	984,059	1,061,439	(77,380)	-7.29%
Total Operating Revenues	10,487,617	9,979,201	508,416	5.09%

Cost of Services, Excluding Depreciation and Amortization	4,972,650	4,536,032	436,618	9.63%
Selling, General and Administrative	1,940,565	1,833,508	107,057	5.84%
Depreciation and Amortization Expenses	2,430,081	2,331,781	98,300	4.22%
Total Operating Expenses	9,343,296	8,701,321	641,975	7.38%

Operating Income	$1,144,321	$1,277,880	$(133,559)	-10.45%

Net Income	$833,220	$937,860	$(104,640)	-11.16%

Capital Expenditures	$1,793,493	$1,340,560	$452,933	33.79%

Key metrics
Access Lines	27,051	28,432	(1,381)	-4.86%
Video Customers	10,737	10,894	(157)	-1.44%
Broadband Customers	14,662	14,196	466	3.28%
Long Distance Customers	14,638	14,876	(238)	-1.60%

Revenue

Local Service– We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,613,794, which is $22,555 or 1.38% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to the decline in access lines, partially offset by federally mandated rate increases implemented over the past several years. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services, as well as customers eliminating second phone lines when they move their Internet service from a dial-up platform to a broadband platform. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access– We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $3,071,854, which is $137,260 or 4.28% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to lower minutes of use on our network.

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

Video– We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our Internet Protocol TV/digital TV services and four communities with our CATV services. Video revenue was $2,193,916, which is $264,944 or 13.73% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to increased demand for our HD and DVR services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of the last couple of years.

Data– We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,436,246, which is $498,117 or 25.70% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to the addition of Little Crow/MRVED and Pioneerland on our newly expanded fiber optic cable network, an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance– Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $187,748, which is $17,450 or 8.50% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue– We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $984,059, which is $77,380 or 7.29% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a decrease in the sales of CPE, partially offset by increases in the sales of cellular phone and activation revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,972,650, which is $436,618 or 9.63% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to higher programming costs from video content providers, increased costs associated with providing service and support for Little Crow/MRVED and Pioneerland, and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,940,565, which is $107,057 or 5.84% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,430,081, which is $98,300 or 4.22% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to depreciation recognized on the expansion of our new fiber optic cable network in 2014.

Operating Income

Operating income was $1,144,321, which is $133,559 or 10.45% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to an increase in expenses, partially offset by an increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $359,341, which is $124,234 or 52.84% higher in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to the increased interest rates charged on the Amended and Restated MLA with CoBank entered into on December 31, 2014.

Interest income was $55,152, which is $30,970 or 35.96% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a decrease in dividend income earned on our investments.

Other income for the three months ended March 31, 2015 and 2014 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2015 was $409,132, compared to $435,519 allocated and received in 2014. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $48,533, which is $1,089 or 2.19% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $469,059, which is $210,082 or 30.93% lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in income taxes was primarily due to the recognition of unrealized tax benefits associated with the HCC Minnesota tax issue, which was resolved in April 2015. The effective income tax rates for the three months ending March 31, 2015 and 2014 were approximately 36.0% and 42.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,412,693 at March 31, 2015, reflecting 60.0% equity and 40.0% debt. This compares to a capital structure of $97,694,469 at December 31, 2014, reflecting 59.4% equity and 40.6% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.78 times debt to EBITDA (earnings before interest, taxes, depreciation and amortization) as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2015 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2015 we had a working capital deficit of $671,778. However, at March 31, 2015, we also had approximately $4.3 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit was primarily the result of a reduction in cash to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

We periodically seek to add growth initiatives by expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next twelve months.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$2,178,124	$1,321,304
Investing activities	(1,899,843)	(1,384,059)
Financing activities	(1,125,343)	(278,075)
Increase (Decrease) in cash	$(847,062)	$(340,830)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2015 was $2,178,124, compared to cash generated by operations of $1,321,304 in the first three months of 2014. The increase in cash from operating activities in 2015 was primarily due to a decrease in receivables and income taxes receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2015 was $98,025, compared to $945,087 at December 31, 2014.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $1,899,843 during the first three months of 2015 compared to $1,384,059 for the first three months of 2014. Capital expenditures relating to on-going operations were $1,793,493 for the three months ended March 31, 2015, compared to $1,340,560 for the three months ended March 31, 2014. We expect total plant additions to be approximately $6.6 million in 2015. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2015, we had approximately $4.3 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 was $1,125,343 and included long-term debt repayments of $675,000, payment of loan origination costs of $10,347, net payments on our revolving credit facility of $6,381 and the distribution of $433,615 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2014 was $278,075 and included long-term debt repayments of $1,084,500, net advances on our revolving credit facility of $1,239,037 and the distribution of $432,612 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $671,778 as of March 31, 2015, with current assets of approximately $5.4 million and current liabilities of approximately $6.1 million, compared to a working capital deficit of $1,252,359 as of December 31, 2014. The ratio of current assets to current liabilities was 0.89 and 0.85 as of March 31, 2015 and December 31, 2014. The working capital deficit at March 31, 2015 was primarily the result of a reduction in cash to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

At March 31, 2015 and December 31, 2014 we are in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for the first quarter of 2015 and 2014, which totaled $433,615 for the first quarter of 2015 and $432,612 for the first quarter of 2014.

We expect to continue to pay quarterly dividends during 2015, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 4 – “Secured Credit Facility” for additional information.

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

NEW ULM TELECOM, INC.

Dated: May 15, 2015	By:	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 15, 2015	By:	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer