Form 10-Q
period 2015-06-30
NEW ULM TELECOM INC
filed 2015-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

  ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2015

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

The total number of shares of the Registrant’s common stock outstanding as of August 14, 2015: 5,116,826.

 PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
OPERATING REVENUES:
Local Service	$1,608,323	$1,638,991	$3,222,117	$3,275,340
Network Access	2,766,608	2,885,233	5,838,462	6,094,347
Video	2,278,656	2,087,714	4,472,572	4,016,686
Data	2,492,275	1,983,727	4,928,521	3,921,856
Long Distance	187,034	209,160	374,782	414,358
Other Non-Regulated	913,289	1,072,162	1,897,348	2,133,601
Total Operating Revenues	10,246,185	9,876,987	20,733,802	19,856,188

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,959,673	2,015,718	3,949,950	3,980,295
Cost of Video	1,919,562	1,692,738	3,886,940	3,405,922
Cost of Data	540,234	320,745	1,065,987	644,283
Cost of Other Nonregulated Services	478,465	574,867	967,707	1,109,600
Depreciation and Amortization	2,470,980	2,374,748	4,901,061	4,706,529
Selling, General and Administrative	1,807,693	1,768,840	3,748,258	3,602,348
Total Operating Expenses	9,176,607	8,747,656	18,519,903	17,448,977

OPERATING INCOME	1,069,578	1,129,331	2,213,899	2,407,211

OTHER (EXPENSE) INCOME
Interest Expense	(370,778)	(234,797)	(730,119)	(469,904)
Interest Income	35,709	17,878	90,861	104,000
Interest During Construction	3,425	4,017	7,907	7,182
CoBank Patronage Dividends	-	-	409,132	435,319
Other Investment Income	86,619	73,681	135,152	123,303
Total Other Income (Expense)	(245,025)	(139,221)	(87,067)	199,900

INCOME BEFORE INCOME TAXES	824,553	990,110	2,126,832	2,607,111

INCOME TAXES	290,779	415,844	759,838	1,094,985

NET INCOME	$533,774	$574,266	$1,366,994	$1,512,126

BASIC AND DILUTED
NET INCOME PER SHARE	$0.10	$0.11	$0.27	$0.30

DIVIDENDS PER SHARE	$0.0850	$0.0850	$0.1700	$0.1700

WEIGHTED AVERAGE SHARES OUTSTANDING	5,106,498	5,097,401	5,103,916	5,093,467

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Net Income	$533,774	$574,266	$1,366,994	$1,512,126

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(51,807)	-	(51,807)	-
Income Tax Expense Related to Unrealized
Losses on Interest Rate Swaps	20,966	-	20,966	-
Other Comprehensive Loss	(30,841)	-	(30,841)	-

Comprehensive Income	$502,933	$574,266	$1,336,153	$1,512,126

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2015	December 31, 2014

CURRENT ASSETS:
Cash	$444,297	$945,087
Receivables, Net of Allowance for Doubtful Accounts of $66,500 and $60,500	1,180,653	1,442,477
Income Taxes Receivable	1,170,123	847,893
Materials, Supplies, and Inventories	2,227,357	2,227,925
Deferred Income Taxes	787,448	785,605
Prepaid Expenses	910,397	714,372
Total Current Assets	6,720,275	6,963,359

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	22,431,111	23,666,728
Other Investments	7,421,700	7,079,362
Other Assets	413,603	475,936
Total Investments and Other Assets	70,071,763	71,027,375

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	116,589,695	115,100,273
Other Property & Equipment	14,540,457	13,713,496
Video Plant	9,897,116	9,566,806
Total Property, Plant and Equipment	141,027,268	138,380,575
Less Accumulated Depreciation	95,956,373	92,297,652
Net Property, Plant & Equipment	45,070,895	46,082,923

TOTAL ASSETS	$121,862,933	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2015	December 31, 2014

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,700,000	$2,700,000
Accounts Payable	1,087,991	3,049,999
Other Accrued Taxes	186,758	180,818
Deferred Compensation	62,383	63,428
Accrued Compensation	625,453	692,974
Other Accrued Liabilities	1,589,528	1,528,499
Total Current Liabilities	6,252,113	8,215,718

LONG-TERM DEBT, Less Current Portion	36,360,541	36,944,471

NONCURRENT LIABILITIES:
Loan Guarantees	283,170	297,475
Deferred Income Taxes	19,126,618	19,161,144
Unrecognized Tax Benefit	-	281,363
Other Accrued Liabilities	348,911	276,857
Financial Derivative Instruments	51,807	-
Deferred Compensation	810,852	846,631
Total Noncurrent Liabilities	20,621,358	20,863,470

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,116,826 and 5,101,334 Shares Issued and Outstanding	8,528,043	8,502,223
Accumulated Other Comprehensive Income (Loss)	(30,841)	-
Retained Earnings	50,131,719	49,547,775
Total Stockholders' Equity	58,628,921	58,049,998

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$121,862,933	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,366,994	$1,512,126
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,929,737	4,725,897
Undistributed Earnings of Other Equity Investments	(83,659)	(76,923)
Noncash Patronage Refund	(114,134)	(148,337)
Stock Issued in Lieu of Cash Payment	32,662	37,800
Changes in Assets and Liabilities:
Receivables	278,612	63,687
Income Taxes Receivable	(322,230)	(385,221)
Inventories	568	49,951
Prepaid Expenses	(118,687)	128,609
Deferred Charges	39,696	-
Accounts Payable	(1,533,590)	(885,791)
Accrued Income Taxes	-	(114,017)
Other Accrued Taxes	5,940	7,125
Other Accrued Liabilities	65,562	(208,446)
Deferred Income Tax	(296,766)	-
Deferred Compensation	(36,824)	(39,509)
Net Cash Provided by Operating Activities	4,213,881	4,666,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,081,835)	(3,645,080)
Other, Net	(158,850)	(47,502)
Net Cash Used in Investing Activities	(3,240,685)	(3,692,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,350,000)	(2,169,000)
Loan Origination Fees	(22,826)	-
Changes in Revolving Credit Facility	766,070	1,900,287
Dividends Paid	(867,230)	(865,224)
Net Cash Used in Financing Activities	(1,473,986)	(1,133,937)

NET INCREASE (DECREASE) IN CASH	(500,790)	(159,568)

CASH at Beginning of Period	945,087	964,404

CASH at End of Period	$444,297	$804,836

Supplemental cash flow information:
Cash paid for interest	$649,103	$457,399
Net cash paid for income taxes	$1,378,834	$1,595,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2014 AND
SIX MONTHS ENDED JUNE 30, 2015

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2013	5,089,534	$8,482,556	$-	$48,471,153	$56,953,709

Director's Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,744,744	2,744,744
Dividends				(1,732,455)	(1,732,455)

BALANCE on December 31, 2014	5,101,334	8,502,223	-	49,547,775	58,049,998

Director's Stock Plan	15,492	25,820		84,180	110,000
Net Income				1,366,994	1,366,994
Dividends				(867,230)	(867,230)
Unrealized Gain/(Loss) on Interest Rate Swap			(30,841)		(30,841)

BALANCE on June 30, 2015	5,116,826	$8,528,043	$(30,841)	$50,131,719	$58,628,921

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,665,444 and $3,470,913 for the six months ended June 30, 2015 and 2014. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2015 and 2014 we had $0 and $259,739 of unrecognized tax benefits net of a federal tax benefit of $0 and $88,311, which if recognized would affect the effective tax rate. A petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return was previously filed in Minnesota Tax Court. This matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2010 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2015 and December 31, 2014 we had $0 and $89,910 of accrued interest that related to income tax matters.

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

We have entered into an interest rate swap with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our interest rate swap agreement is discussed in Note 5 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at June 30, 2015 and December 31, 2014.

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

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights and trade names. We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives and classifications of our identifiable intangible assets. The components of our identified intangible assets are as follows:

		June 30, 2015		December 31, 2014
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$12,132,351	$29,278,445	$11,087,066
Regulatory Rights	15 yrs	4,000,000	1,999,983	4,000,000	1,866,651
Trade Name	3-5 yrs	570,000	285,000	570,000	228,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$14,417,334	$36,848,445	$13,181,717

Net Identified Intangible Assets			$22,431,111		$23,666,728

Amortization expense related to the definite-lived intangible assets was $1,235,617 and $1,235,616 for the six months ended June 30, 2015 and 2014.

Amortization expense for the remaining six months of 2015 and the five years subsequent to 2015 is estimated to be:

•	(July 1 – December 31)	$1,235,616
•	2016	$2,469,256
•	2017	$2,469,083
•	2018	$2,355,083
•	2019	$2,355,083
•	2020	$2,355,083

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

Our new loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization) – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests.

As described in Note 5– “Interest Rate Swaps”,we have entered into interest rate swaps that effectively fix our interest rates and cover $14.0 million at a weighted average rate of 4.47%, as of June 30, 2015. The remaining debt of $28.7 million ($3.6 million available under the revolving credit facilities and $25.1 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.44%, as of June 30, 2015.

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

To meet this objective, on June 18, 2015 we entered into an Interest Rate Swap Agreement with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this Interest Rate Swap Agreement, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank under its loan agreement based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect to the loan, without reflecting our interest rate swap. At the end of each calendar month, CoBank adjusts our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate set forth in the table below. Net interest payments are reported in our consolidated income statement as interest expense.

As of June 30, 2015 we had the following interest rate swap in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T3A	06/29/2018	$14,000,000	4.47% (LIBOR Rate of 1.22% plus 3.25% LIBOR Margin)

(1)     As described in Note 4 – “Long-Term Debt” to the 2014 Consolidated Financial Statements on Form 10-K, the note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our interest rate swap under our credit facilities qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain is reported in other comprehensive income. If we terminate our interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreement was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreement. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At June 30, 2015, the fair value liability of the swap was $51,807, which has been recorded net of deferred tax benefit of $20,966, for the $30,841 in accumulated other comprehensive loss.

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

Note 7 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of June 30, 2015, we have recorded a liability of $283,170 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of June 30, 2015 and December 31, 2014, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

•      On June 18, 2015 NU Telecom entered into an Interest Rate Swap Agreement with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this Interest Rate Swap Agreement, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

•    Net income for the second quarter of 2015 totaled $533,774, which was a $40,492 or 7.05% decrease compared to the second quarter of 2014. This decrease was primarily due to an increase in interest expense resulting from our new Amended and Restated MLA with CoBank, which is described above.

•    Consolidated revenue for the second quarter of 2015 totaled $10,246,185, which was a $369,198 or 3.74% increase compared to the second quarter of 2014. This increase was primarily due to increases in data and video revenues. Data revenues increased primarily due to the addition of Little Crow/MRVED on our newly expanded fiber optic cable network, an increase in data customers and increased managed service revenues. Video revenues increased primarily due to increased demand for our high definition (HD) and digital video recorder (DVR) services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of the last couple of years.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2015.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,409 or 5.04% for the twelve months ended June 30, 2015 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$1,608,323	$1,638,991	$ (30,668)	-1.87%
Network Access	2,766,608	2,885,233	(118,625)	-4.11%
Video	2,278,656	2,087,714	190,942	9.15%
Data	2,492,275	1,983,727	508,548	25.64%
Long Distance	187,034	209,160	(22,126)	-10.58%
Other	913,289	1,072,162	(158,873)	-14.82%
Total Operating Revenues	10,246,185	9,876,987	369,198	3.74%

Cost of Services, Excluding Depreciation and Amortization	4,897,934	4,604,068	293,866	6.38%
Selling, General and Administrative	1,807,693	1,768,840	38,853	2.20%
Depreciation and Amortization Expenses	2,470,980	2,374,748	96,232	4.05%
Total Operating Expenses	9,176,607	8,747,656	428,951	4.90%

Operating Income	$1,069,578	$1,129,331	$ (59,753)	-5.29%

Net Income	$533,774	$574,266	$ (40,492)	-7.05%

Capital Expenditures	$1,288,342	$2,304,520	$ (1,016,178)	-44.09%

Telecom Segment
	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$3,222,117	$3,275,340	$(53,223)	-1.62%
Network Access	5,838,462	6,094,347	(255,885)	-4.20%
Video	4,472,572	4,016,686	455,886	11.35%
Data	4,928,521	3,921,856	1,006,665	25.67%
Long Distance	374,782	414,358	(39,576)	-9.55%
Other	1,897,348	2,133,601	(236,253)	-11.07%
Total Operating Revenues	20,733,802	19,856,188	877,614	4.42%

Cost of Services, Excluding Depreciation and Amortization	9,870,584	9,140,100	730,484	7.99%
Selling, General and Administrative	3,748,258	3,602,348	145,910	4.05%
Depreciation and Amortization Expenses	4,901,061	4,706,529	194,532	4.13%
Total Operating Expenses	18,519,903	17,448,977	1,070,926	6.14%

Operating Income	$2,213,899	$2,407,211	$(193,312)	-8.03%

Net Income	$1,366,994	$1,512,126	$(145,132)	-9.60%

Capital Expenditures	$3,081,835	$3,645,080	$(563,245)	-15.45%

Key metrics
Access Lines	26,570	27,979	(1,409)	-5.04%
Video Customers	10,634	10,841	(207)	-1.91%
Broadband Customers	14,739	14,307	432	3.02%
Long Distance Customers	14,573	14,927	(354)	-2.37%

Revenue

Local Service– We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,608,323, which is $30,668 or 1.87% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $3,222,117, which is $53,223 or 1.62% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were primarily due to the decline in access lines. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access– We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,766,608, which is $118,625 or 4.11% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $5,838,462, which is $255,885 or 4.20% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were primarily due to lower minutes of use on our network.

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

Video– We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services. Video revenue was $2,278,656, which is $190,942 or 9.15% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $4,472,572, which is $455,886 or 11.35% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to increased demand for our HD and DVR services. Also contributing to the increases in video revenue were a combination of rate increases introduced into several of our markets over the course of the last several years.

Data– We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,492,275, which is $508,548 or 25.64% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $4,928,521, which is $1,006,665 or 25.67% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to the addition of Little Crow/MRVED on our newly expanded fiber optic cable network, an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Long Distance– Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. Long distance revenue was $187,034, which is $22,126 or 10.58% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $374,782, which is $39,576 or 9.55% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were primarily due to the decline in the number of customers subscribing to our long distance service.

Other Revenue– We generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $913,289, which is $158,873 or 14.82% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $1,897,348, which is $236,253 or 11.07% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were primarily due to decreases in the sales of CPE, partially offset by increases in the sales of cellular phone and activation revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,897,934, which is $293,866 or 6.38% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $9,870,584, which is $730,484 or 7.99% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to higher programming costs from video content providers, increased costs associated with providing service and support for Little Crow/MRVED, and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,807,693, which is $38,853 or 2.20% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $3,748,258, which is $145,910 or 4.05% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,470,980, which is $96,232 or 4.05% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $4,901,061, which is $194,532 or 4.13% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to depreciation recognized on the expansion of our new fiber optic cable network in 2014.

Operating Income

Operating income was $1,069,578, which is $59,753 or 5.29% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $2,213,899, which is $193,312 or 8.03% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These decreases were primarily due to an increase in operating expenses, partially offset by an increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $370,778, which is $135,981 or 57.91% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $730,119, which is $260,215 or 55.38% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were primarily due to the increased interest rates charged on the Amended and Restated MLA with CoBank entered into on December 31, 2014.

Interest income was $35,709, which is $17,831 or 99.74% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in dividend income earned on our investments in the second quarter of 2015.  Interest income was $90,861, which is $13,139 or 12.63% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily due to a decrease in dividend income earned on our investments over the first six months of 2015.

Other income for the six months ended June 30, 2015 and 2014 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2015 was $409,132, compared to $435,519 allocated and received in 2014. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $86,619, which is $12,938 or 17.56% higher in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $135,152, which is $11,849 or 9.61% higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $290,779, which is $125,065 or 30.07% lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and was $759,838, which is $335,147 or 30.61% lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in income taxes was primarily due to the recognition of unrealized tax benefits associated with the HCC Minnesota tax issue, which was resolved in April 2015. The effective income tax rates for the six months ending June 30, 2015 and 2014 were approximately 35.73% and 42.0% respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,689,462 at June 30, 2015, reflecting 60.0% equity and 40.0% debt. This compares to a capital structure of $97,694,469 at December 31, 2014, reflecting 59.4% equity and 40.6% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.78 times debt to EBITDA as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2015 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2015 we had a working capital surplus of $468,162. In addition, at June 30, 2015, we also had approximately $3.6 million available under our revolving credit facility to fund any short-term working capital needs.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$4,213,881	$4,666,951
Investing activities	(3,240,685)	(3,692,582)
Financing activities	(1,473,986)	(1,133,937)
Increase (Decrease) in cash	$(500,790)	$(159,568)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2015 was $4,213,881, compared to cash generated by operations of $4,666,951 in 2014. The decrease in cash from operating activities in 2015 was primarily due to a decrease in accounts payable and deferred income tax, partially offset by a decrease in accounts receivable and an increase in other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2015 was $444,297 compared to $945,087 at December 31, 2014.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $3,240,685 in the first six months of 2015 compared to $3,692,582 in the first six months of 2014. Capital expenditures relating to on-going operations were $3,081,835 in the first six months 2015 compared to $3,645,080 in the first six months of 2014. We expect total plant additions to be approximately $6.6 million in 2015. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2015, we had approximately $3.6 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 was $1,473,986 and included long-term debt repayments of $1,350,000, payment of loan origination costs of $22,826, draws on our revolving credit facility of $766,070 and the distribution of $867,230 of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2014 was $1,133,937 and included long-term debt repayments of $2,169,000, draws on our revolving credit facility of $1,900,287 and the distribution of $865,224 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $468,162 as of June 30, 2015, with current assets of approximately $6.7 million and current liabilities of approximately $6.3 million, compared to a working capital deficit of $1,252,359 as of December 31, 2014. The ratio of current assets to current liabilities was 1.07 and 0.85 as of June 30, 2015 and December 31, 2014. The working capital surplus at June 30, 2015 was primarily the result of a reduction in spending for capital expenditures in 2015 compared to 2014.

At June 30, 2015 and December 31, 2014 we are in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share for both the first and second quarters of 2015, which totaled $433,615 per quarter for both the first and second quarters. We declared a quarterly dividend of $.0850 per share for both the first and second quarters of 2014, which totaled $432,612 for both the first and second quarters.

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

Our new loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements.

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

NEW ULM TELECOM, INC.

Dated: August 14, 2015	By:	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 14, 2015	By:	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer