Form 10-Q
period 2015-09-30
NEW ULM TELECOM INC
filed 2015-11-16
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2015

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

The total number of shares of the Registrant’s common stock outstanding as of November 16, 2015: 5,116,826.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
OPERATING REVENUES:
Local Service	$1,578,009	$1,598,021	$4,800,126	$4,873,361
Network Access	2,918,571	2,782,650	8,757,033	8,876,997
Video	2,284,803	2,138,824	6,757,375	6,155,510
Data	2,477,400	2,372,304	7,405,921	6,294,160
Other Non-Regulated	1,110,055	1,180,676	3,382,185	3,728,635
Total Operating Revenues	10,368,838	10,072,475	31,102,640	29,928,663

OPERATING EXPENSES:

Plant Operations (Excluding Depreciation and Amortization)	2,017,582	1,884,463	5,967,532	5,864,758
Cost of Video	1,948,991	1,832,081	5,835,931	5,238,003
Cost of Data	528,349	484,493	1,594,336	1,128,776
Cost of Other Nonregulated Services	422,600	528,660	1,390,307	1,638,260
Depreciation and Amortization	2,436,269	2,438,620	7,337,330	7,145,149
Selling, General and Administrative	1,702,508	1,762,107	5,450,766	5,364,455
Total Operating Expenses	9,056,299	8,930,424	27,576,202	26,379,401

OPERATING INCOME	1,312,539	1,142,051	3,526,438	3,549,262

OTHER (EXPENSE) INCOME
Interest Expense	(384,830)	(234,302)	(1,114,949)	(704,206)
Interest Income	118,241	15,526	209,102	119,526
Interest During Construction	5,208	8,597	13,115	15,779
CoBank Patronage Dividends	-	-	409,132	435,319
Other Investment Income	98,163	51,333	233,315	174,636
Total Other Income (Expense)	(163,218)	(158,846)	(250,285)	41,054

INCOME BEFORE INCOME TAXES	1,149,321	983,205	3,276,153	3,590,316

INCOME TAXES	482,715	412,944	1,242,553	1,507,929

NET INCOME	$666,606	$570,261	$2,033,600	$2,082,387

BASIC AND DILUTED
NET INCOME PER SHARE	$0.13	$0.11	$0.40	$0.41

DIVIDENDS PER SHARE	$0.0850	$0.0850	$0.2550	$0.2550

WEIGHTED AVERAGE SHARES OUTSTANDING	5,116,826	5,101,334	5,108,219	5,096,090

Ceratin historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Net Income	$666,606	$570,261	$2,033,600	$2,082,387

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swap	(97,996)	-	(149,803)	-
Income Tax Expense Related to Unrealized
Loss on Interest Rate Swap	39,659	-	60,625	-
Other Comprehensive Loss	(58,337)	-	(89,178)	-

Comprehensive Income	$608,269	$570,261	$1,944,422	$2,082,387

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2015	December 31, 2014

CURRENT ASSETS:
Cash	$579,941	$945,087
Receivables, Net of Allowance for Doubtful Accounts of $56,500 and $60,500	1,110,455	1,442,477
Income Taxes Receivable	1,280,407	847,893
Materials, Supplies, and Inventories	2,988,320	2,227,925
Deferred Income Taxes	787,237	785,605
Prepaid Expenses	793,485	714,372
Total Current Assets	7,539,845	6,963,359

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	21,813,303	23,666,728
Other Investments	7,508,404	7,079,362
Other Assets	395,107	475,936
Total Investments and Other Assets	69,522,163	71,027,375

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	117,374,744	115,100,273
Other Property & Equipment	14,975,770	13,713,496
Video Plant	9,973,543	9,566,806
Total Property, Plant and Equipment	142,324,057	138,380,575
Less Accumulated Depreciation	97,772,732	92,297,652
Net Property, Plant & Equipment	44,551,325	46,082,923

TOTAL ASSETS	$121,613,333	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2015	December 31, 2014

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,700,000	$2,700,000
Accounts Payable	1,226,725	3,049,999
Other Accrued Taxes	222,759	180,818
Deferred Compensation	61,861	63,428
Accrued Compensation	600,815	692,974
Other Accrued Liabilities	1,830,916	1,528,499
Total Current Liabilities	6,643,076	8,215,718

LONG-TERM DEBT, Less Current Portion	35,540,229	36,944,471

NONCURRENT LIABILITIES:
Loan Guarantees	274,503	297,475
Deferred Income Taxes	19,086,747	19,161,144
Unrecognized Tax Benefit	-	281,363
Other Accrued Liabilities	323,794	276,857
Financial Derivative Instruments	149,803	-
Deferred Compensation	792,923	846,631
Total Noncurrent Liabilities	20,627,770	20,863,470

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,116,826 and 5,101,334 Shares Issued and Outstanding	8,528,043	8,502,223
Accumulated Other Comprehensive Income (Loss)	(89,178)	-
Retained Earnings	50,363,393	49,547,775
Total Stockholders' Equity	58,802,258	58,049,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,613,333	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,033,600	$2,082,387
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,380,901	7,174,202
Undistributed Earnings of Other Equity Investments	(179,030)	(124,149)
Noncash Patronage Refund	(114,134)	(148,337)
Distributions from Equity Investments	-	100,000
Stock Issued in Lieu of Cash Payment	67,654	67,200
Changes in Assets and Liabilities:
Receivables	357,204	(174,001)
Income Taxes Receivable	(432,514)	(1,108,277)
Inventories	(760,395)	101,042
Prepaid Expenses	(36,767)	167,163
Deferred Charges	34,901	-
Accounts Payable	(1,456,702)	(35,587)
Accrued Income Taxes	-	(114,017)
Other Accrued Taxes	41,941	42,690
Other Accrued Liabilities	257,195	(102,269)
Deferred Income Tax	(296,767)	-
Deferred Compensation	(55,275)	(58,054)
Net Cash Provided by Operating Activities	6,841,812	7,869,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,318,878)	(7,867,723)
Other, Net	(158,850)	(47,501)
Net Cash Used in Investing Activities	(4,477,728)	(7,915,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,025,000)	(3,253,500)
Loan Origination Fees	(22,826)	-
Changes in Revolving Credit Facility	620,758	4,334,090
Dividends Paid	(1,302,162)	(1,298,840)
Net Cash Used in Financing Activities	(2,729,230)	(218,250)

NET INCREASE DECREASE IN CASH	(365,146)	(263,481)
CASH at Beginning of Period	945,087	964,404
CASH at End of Period	$579,941	$700,923

Supplemental cash flow information:
Cash paid for interest	$1,006,664	$680,048
Net cash paid for income taxes	$1,808,500	$2,731,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2014 AND NINE MONTHS ENDED SEPTEMBER 30, 2015

			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE on December 31, 2013	5,089,534	$8,482,556	$-	$48,471,153	$56,953,709

Director's Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,744,744	2,744,744
Dividends				(1,732,455)	(1,732,455)

BALANCE on December 31, 2014	5,101,334	8,502,223	-	49,547,775	58,049,998

Director's Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,033,600	2,033,600
Dividends				(1,302,162)	(1,302,162)
Unrealized Loss on Interest Rate Swap			(89,178)		(89,178)

BALANCE on September 30, 2015	5,116,826	$8,528,043	$(89,178)	$50,363,393	$58,802,258

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial television (TV) programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized when the service is rendered.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $5,483,905 and $5,291,724 for the nine months ended September 30, 2015 and 2014. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2015 and 2014 we had $0 and $259,739 of unrecognized tax benefits net of a federal tax benefit of $0 and $88,311, which if recognized would affect the effective tax rate. A petition related to Hector Communications Corporation’s (HCC) 2006 Minnesota tax return was previously filed in Minnesota Tax Court. This matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2011 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2015 and December 31, 2014 we had $0 and $89,910 of accrued interest that related to income tax matters.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU 2014-09), “Revenue from Contracts with Customers” and created a new topic in the FASB Accounting Standards Codification, Topic 606. ASU 2014-09 has been delayed by ASU 2015-14 to be effective for annual reporting periods beginning after December 15, 2017. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing United States GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We expect, upon adoption of this guidance, that the current financial statement classification of debt issuance costs will change from assets to liabilities on our condensed consolidated balance sheet.

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

We have entered into an interest rate swap with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at September 30, 2015 and December 31, 2014.

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

		September 30, 2015		December 31, 2014
		Gross Carrying Amount		Gross Carrying Amount
	Useful		Accumulated Amortization		Accumulated Amortization
	Lives
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$12,654,993	$29,278,445	$11,087,066
Regulatory Rights	15 yrs	4,000,000	2,066,649	4,000,000	1,866,651
Trade Name	3-5 yrs	570,000	313,500	570,000	228,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$15,035,142	$36,848,445	$13,181,717

Net Identified Intangible Assets			$21,813,303		$23,666,728

Amortization expense related to the definite-lived intangible assets was $1,853,425 for each of the nine months ended September 30, 2015 and 2014.

Amortization expense for the remaining three months of 2015 and the five years subsequent to 2015 is estimated to be:

•	(October 1 – December 31)	$617,808
•	2016	$2,469,256
•	2017	$2,469,083
•	2018	$2,355,083
•	2019	$2,355,083
•	2020	$2,355,083

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

As described in Note 5– “Interest Rate Swap”,we have entered into an interest rate swap that effectively fixes our interest rates and covers $14.0 million at a weighted average rate of 4.47%, as of September 30, 2015. The remaining debt of $28.0 million ($3.8 million available under the revolving credit facilities and $24.2 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.47%, as of September 30, 2015.

Note 5 – Interest Rate Swap

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

To meet this objective, on June 18, 2015 we entered into an Interest Rate Swap Agreement with CoBank covering $14.0 million of our aggregate indebtedness to CoBank. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this Interest Rate Swap Agreement, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of September 30, 2015 we had the following interest rate swap in effect.

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

Our interest rate swap under our credit facilities qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our interest rate swap agreement, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s interest rate swap agreement was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the swap agreement. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2015, the fair value liability of the swap was $149,803, which has been recorded net of deferred tax benefit of $60,625, for the $89,178 in accumulated other comprehensive loss.

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

Note 7 – Guarantees

On September 30, 2011, FiberComm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of September 30, 2015, we have recorded a liability of $274,503 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of September 30, 2015 and December 31, 2014, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom.
●	CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota.
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 19.99% subsidiary equity ownership interest. FiberComm,LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services;
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services,LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;

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

Note 11 – Subsequent Events

We have evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that are no reportable subsequent events.

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

•   Net income for the third quarter of 2015 totaled $666,606, which was a $96,345 or 16.89% increase compared to the third quarter of 2014. This increase was primarily due to an increase in revenues and interest income, which is described below, partially offset by an increase in interest expense resulting from our new Amended and Restated MLA with CoBank, which is described above.

•   Consolidated revenue for the third quarter of 2015 totaled $10,368,838, which was a $296,363 or 2.94% increase compared to the third quarter of 2014. This increase was primarily due to increases in video, network access and data revenues. Video revenues increased primarily due to increased demand for our high definition (HD) and digital video recorder (DVR) services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets. Network access revenues increased primarily due to increases in regulatory revenues. Data revenues increased primarily due to an increase in data customers and increased managed service revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2015.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,222 or 4.43% for the twelve months ended September 30, 2015 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$1,578,009	$1,598,021	$(20,012)	-1.25%
Network Access	2,918,571	2,782,650	135,921	4.88%
Video	2,284,803	2,138,824	145,979	6.83%
Data	2,477,400	2,372,304	105,096	4.43%
Other	1,110,055	1,180,676	(70,621)	-5.98%
Total Operating Revenues	10,368,838	10,072,475	296,363	2.94%

Cost of Services, Excluding Depreciation and Amortization	4,917,522	4,729,697	187,825	3.97%
Selling, General and Administrative	1,702,508	1,762,107	(59,599)	-3.38%
Depreciation and Amortization Expenses	2,436,269	2,438,620	(2,351)	-0.10%
Total Operating Expenses	9,056,299	8,930,424	125,875	1.41%

Operating Income	$1,312,539	$1,142,051	$170,488	14.93%

Net Income	$666,606	$570,261	$96,345	16.89%

Capital Expenditures	$1,237,043	$4,222,643	$(2,985,600)	-70.70%

Certain historical numbers have been changed to conform to the current year's presentation.

Telecom Segment
	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$4,800,126	$4,873,361	$(73,235)	-1.50%
Network Access	8,757,033	8,876,997	(119,964)	-1.35%
Video	6,757,375	6,155,510	601,865	9.78%
Data	7,405,921	6,294,160	1,111,761	17.66%
Other	3,382,185	3,728,635	(346,450)	-9.29%
Total Operating Revenues	31,102,640	29,928,663	1,173,977	3.92%

Cost of Services, Excluding Depreciation and Amortization	14,788,106	13,869,797	918,309	6.62%
Selling, General and Administrative	5,450,766	5,364,455	86,311	1.61%
Depreciation and Amortization Expenses	7,337,330	7,145,149	192,181	2.69%
Total Operating Expenses	27,576,202	26,379,401	1,196,801	4.54%

Operating Income	$3,526,438	$3,549,262	$(22,824)	-0.64%

Net Income	$2,033,600	$2,082,387	$(48,787)	-2.34%

Capital Expenditures	$4,318,878	$7,867,723	$(3,548,845)	-45.11%

Key metrics
Access Lines	26,348	27,570	(1,222)	-4.43%
Video Customers	10,638	10,798	(160)	-1.48%
Broadband Customers	14,845	14,373	472	3.28%
Long Distance Customers	14,545	14,776	(231)	-1.56%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service– We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,578,009, which is $20,012 or 1.25% lower in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $4,800,126, which is $73,235 or 1.50% lower in the nine months ended September  30, 2015 compared to the nine months ended September 30, 2014. These decreases were primarily due to the decline in access lines. The number of access lines we serve as an ILEC and CLEC have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access– We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,918,571, which is $135,921 or 4.88% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in regulatory revenues, partially offset by a decline in minutes of use on our network.  Network access revenue was $8,757,033, which is $119,964 or 1.35% lower in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was primarily due to lower minutes of use on our network.

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

Video– We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV/digital TV services and four communities with our CATV services. Video revenue was $2,284,803, which is $145,979 or 6.83% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $6,757,375, which is $601,865 or 9.78% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were primarily due to increased demand for our HD and DVR services. Also contributing to the increases in video revenue was a combination of rate increases introduced into several of our markets.

Data– We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,477,400, which is $105,096 or 4.43% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $7,405,921, which is $1,111,761 or 17.66% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  These increases were primarily due to the addition of Little Crow/MRVED on our newly expanded fiber optic cable network, an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue– Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,110,055, which is $70,621 or 5.98% lower in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $3,382,185, which is $346,450 or 9.29% lower in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These decreases were primarily due to decreases in sales of CPE and long-distance revenues, partially offset by increases in the sales of cellular phone and activation revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,917,522, which is $187,825 or 3.97% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $14,788,106, which is $918,309 or 6.62% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were primarily due to higher programming costs from video content providers, increased costs associated with providing service and support for Little Crow/MRVED and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,702,508, which is $59,599 or 3.38% lower in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily due to lower professional and consulting services in the third quarter of 2015 compared to the third quarter of 2014. Selling, general and administrative expenses were $5,450,766, which is $86,311 or 1.61% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,436,269, which is $2,351 or 0.10% lower in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated during the third quarter of 2015 as we continue to switch to a new broadband network. Depreciation and amortization was $7,337,330, which is $192,181 or 2.69% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to increased depreciation due to the expansion of our new fiber optic cable network in 2014.

Operating Income

Operating income was $1,312,539, which is $170,488 or 14.93% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in revenues and decreases in selling, general and administrative expenses and depreciation and amortization, partially offset by an increase in cost of services, all of which are described above. Operating income was $3,526,438, which is $22,824 or 0.64% lower in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was primarily due to an increase in operating expenses, partially offset by an increase in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $384,830, which is $150,528 or 64.25% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $1,114,949, which is $410,743 or 58.33% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were primarily due to the increased interest rates charged on the Amended and Restated MLA with CoBank entered into on December 31, 2014.

Interest income was $118,241, which is $102,715 or 661.57% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and was $209,102, which is $89,576 or 74.94% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were primarily due to an increase in dividend income earned on our investments.

Other income for the nine months ended September 30, 2015 and 2014 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2015 was $409,132, compared to $435,519 allocated and received in 2014. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $98,163, which is $46,830 or 91.23% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and was $233,315, which is $58,679 or 33.60% higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $482,715, which is $69,771 or 16.90% higher in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was due to increased profitability in the third quarter of 2015 compared to the third quarter of 2014. Income tax expense was $1,242,553, which is $265,376 or 17.60% lower in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was primarily due to the recognition of unrealized tax benefits associated with the HCC Minnesota tax issue, which was resolved in April 2015. The effective income tax rates for the nine months ending September 30, 2015 and 2014 were approximately 37.93% and 42.0% respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $97,042,487 at September 30, 2015, reflecting 60.6% equity and 39.4% debt. This compares to a capital structure of $97,694,469 at December 31, 2014, reflecting 59.4% equity and 40.6% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.69 times debt to EBITDA as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2015 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2015 we had a working capital surplus of $896,769. In addition, at September 30, 2015, we also had approximately $3.8 million available under our revolving credit facility to fund any short-term working capital needs.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$6,841,812	$7,869,993
Investing activities	(4,477,728)	(7,915,224)
Financing activities	(2,729,230)	(218,250)
Increase (Decrease) in cash	$(365,146)	$(263,481)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2015 was $6,841,812, compared to cash generated by operations of $7,869,993 in 2014. This decrease was primarily due to a decrease in accounts payable and an increase in inventories, partially offset by a decrease in accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2015 was $579,941 compared to $945,087 at December 31, 2014.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $4,477,728 in the first nine months of 2015 compared to $7,915,224 in the first nine months of 2014. Capital expenditures relating to on-going operations were $4,318,878 in the first nine months 2015 compared to $7,867,723 in the first nine months of 2014. We expect total plant additions to be approximately $6.6 million in 2015. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2015, we had approximately $3.8 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2015 was $2,729,230 and included long-term debt repayments of $2,025,000, payment of loan origination costs of $22,826, draws on our revolving credit facility of $620,758 and the distribution of $1,302,162 of dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2014 was $218,250 and included long-term debt repayments of $3,253,500, draws on our revolving credit facility of $4,334,090 and the distribution of $1,298,840 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $896,769 as of September 30, 2015, with current assets of approximately $7.5 million and current liabilities of approximately $6.6 million, compared to a working capital deficit of $1,252,359 as of December 31, 2014. The ratio of current assets to current liabilities was 1.13 and 0.85 as of September 30, 2015 and December 31, 2014. The working capital surplus at September 30, 2015 was primarily the result of lower capital expenditures in 2015 compared to 2014.

At September 30, 2015 and December 31, 2014 we are in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.0850 per share in each of the first, second and third quarters of 2015, which totaled $434,932 for the third quarter and $433,615 per quarter for the first and second quarters. We declared a quarterly dividend of $.0850 per share in each of the first, second and third quarters of 2014, which totaled $433,616 for the third quarter and $432,612 per quarter for the first and second quarters.

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

NEW ULM TELECOM, INC.

Dated: November 16, 2015	By:	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 16, 2015	By:	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer