Form 10-K
period 2015-12-31
NEW ULM TELECOM INC
filed 2016-03-15
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $31,589,168. This calculation is based upon the closing price of $7.39 of the stock on June 30, 2015, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 15, 2016, the registrant had 5,116,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2015 Annual Report on Form 10-K and other documents filed by New Ulm Telecom, Inc. (“NU Telecom” or “the Company”) under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

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

Website Access to SEC Reports

Our website at www.nutelecom.net provides information about our products and services, along with general information about NU Telecom and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors” to view NU Telecom SEC filings,” or call (507) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S−K is contained under “Code of Business Conduct” in the 2016 Proxy Statement and is incorporated by reference. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (507) 354-4111.

PART I

Item 1.  Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 110 years of experience in the local telephone exchange and telecommunications business. We operate in one principal business segment: the Telecom Segment.

Our principal line of business is the operation of five local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business was founded in 1905 and consisted of the operation of a single ILEC (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company (WTC). In 1993, we acquired our third ILEC, Peoples Telephone Company (PTC). In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). In 2012, we acquired our fifth ILEC, Sleepy Eye Telephone Company (SETC). Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008, with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the Litchfield CLEC. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and currently operate under that name in our markets.

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

         ▪  Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;

         ▪  Western Telephone Company, a wholly-owned subsidiary of NU Telecom;

     ●  CLECs:

      ▪  NU Telecom, located in Redwood Falls, Minnesota;

      ▪  Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

     ●  Our investments and interests in the following entities include some management responsibilities:

      ▪ FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;

      ▪ Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;

      ▪ Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

      ▪ SM Broadband, LLC (SMB) – 12.50% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

We report the business operations of our five ILECs and two CLECs and their associated services as a single segment that we refer to as the Telecom Segment.

The Telecom Segment operates five ILECs: New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC and two CLECs located in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2015 we served 25,999 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Germany, New Ulm, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve approximately 10,637 customers.

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

Video – We provide a variety of enhanced data network services on a monthly recurring basis to our customers. This includes the broadband access portion of traditional Telecom broadband service. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV TV services and four communities with our CATV services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Other – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories.

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customers place a value on the fact that we are a local company whose goal is to meet our customers’ total communications needs. The success of this vision depends on the following strategies:

•    We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality and a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a large majority of the customers we serve in our service territories. We offer a competitive, multi-service bundle of voice, high-speed Internet and IPTV. We manage the potential decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds, high definition (HD) IPTV, digital video recording (DVR) services, managed services, customized communications solutions content, along with outstanding customer service as a competitive differentiator.

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

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidations and mergers occur within the industry. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, several of our competitors have consolidated with other communication providers and as a result are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include: our strong commitment and presence in the communities we serve, knowledge of these markets, our experienced local service and support team, and our ability to offer more flexible communications solutions than our larger competitors.

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

In order to meet the competition present in our industry, our businesses have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our businesses have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our businesses have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 92% of our access lines.

We compete as a CLEC in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. CenturyLink is the existing ILEC in these markets. Competition also exists in the other communities and areas served by our businesses for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Glencoe, Hutchinson, Litchfield, New Ulm, Redwood Falls, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Hutchinson, Litchfield, Redwood Falls, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. Our businesses have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer value.

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

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate telecommunications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our TV services are governed by FCC rules and municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an ILEC or CLEC.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers for the use of their networks by an IXC. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates prices that our businesses charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. Regulation, competition, carriers optimizing their network costs and lower demand for dedicated lines have resulted in lower access rates and overall lower minutes of use on our network, which has affected our network access revenues.

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

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and was subsequently named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation was an industry-wide dispute affecting numerous telecom companies. In November, 2015 the United States District Court in Dallas, Texas ruled in favor of the telecom companies, which includes NU Telecom. All access charges owed to the telecom companies including NU Telecom were found to be owed by the IXCs and NU Telecom has subsequently been paid for these access charges.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2015, Telecom network access revenue represented 28.5% of our operating revenue, down from 29.1% for the year ended December 31, 2014.

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

For the year ended December 31, 2015, we received an aggregate of $3,386,644 from FUSF, consisting of $26,008 for a combination of high cost loop support and safety net additive, $1,721,424 of Federal common line support and $1,639,212 of CAF support. Our net USF in 2015 comprised 8.1% of our total revenue for the year. We receive no State USF as the states in which we operate have not established state USF mechanisms.

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

Privacy and Data Security Regulation

The FCA34 generally restricts the nonconsensual collection and disclosure to third parties of telecommunication company customers’ personally identifiable information by telecommunication companies, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide protections for customer proprietary network information (CPNI) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband Internet service providers in 2016. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alledged privacy and data security violations.

The Federal Trade Commission (FTC) exercises authority over privacy protections, generally, using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to customers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss of unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements on website operators and online services. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online.

We are also subject to state and federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed, due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information.

The National Institute of Standards and Technology, in cooperation with other federal agencies and owners and operators of United States critical infrastructure, have developed a voluntary framework that provides a prioritized, flexible, repeatable, performance-based and cost-effective approach to cybersecurity risk. It is compendiums of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess and manage their cyber risks and vulnerabilities, and several governmental agencies have encouraged compliance with this framework. Additionally, in December 2015, Congress enacted the Cybersecurity Act of 2015, which is intended to encourage and facilitate the sharing of security threat and defensive measure information with government agencies and other companies, in order to strengthen the country’s overall cybersecurity protections. Finally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure and the FCC is considering expanding its cybersecurity guidelines or adopting new cybersecurity requirements.

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

Employees

As of March 1, 2016 we had 132 full-time equivalent employees dedicated to NU Telecom operations. In addition, as of March 1, 2016 we had an additional 14 full-time equivalent employees that are employed by NU Telecom but are dedicated to IES. IES is a minority equity subsidiary of NU Telecom and NU Telecom acts as the managing entity for IES.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2016, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer – NU Telecom	58

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer and Corporate Secretary – NU Telecom	59

Curtis O. Kawlewski	Chief Financial Officer and Treasurer – NU Telecom	49

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

Mr. Otis has been President and Chief Executive Officer since 1985. Prior to that time, he was the Office Manager/Controller from 1979 to 1985. Mr. Otis serves as Chairman of the Board for SMB, IES and BBV, all equity subsidiaries of ours. In addition, Mr. Otis sits on the Board of Governors of FiberComm, LC, also an equity subsidiary of ours.

Ms. Bornhoft has been Vice President, Chief Operating Officer and Corporate Secretary since 1998. Ms. Bornhoft has been employed with us since 1990. Ms. Bornhoft serves as a board member for BBV, in addition to serving as President for both IES and BBV, all equity subsidiaries of ours.

Mr. Kawlewski has been Chief Financial Officer and Treasurer since 2009. Mr. Kawlewski also serves as the Treasurer for IES and BBV, all equity subsidiaries of ours.

Item 1A.   Risk Factors.

Not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.     Properties

Our business is primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2015, our gross property, plant and equipment totaled $143,640,056 (net balance of $44,114,395).

Our corporate headquarters are located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, CPE and connections, pole lines, towers, remote terminals, aerial and underground cable and wire facilities and associated outside plant for use in providing our services, telephone switches, fiber optic networks and communications network equipment, vehicles, furniture and fixtures, computers and other equipment. Our extensive fiber optic network is primarily owned by us, but we also have indefeasible rights to use and long-term leasing commitments to complement our owned network. We also own various communications equipment that we lease to subscribers.

In addition to plant and equipment we wholly-own, we utilize poles, towers, cable and conduit systems jointly-owned with other entities and lease space on facilities to other entities. These arrangements are in accordance with written agreements customary in the industry. We also have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Summary Of Significant Accounting Policies” and Note 2 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

Item 3.      Legal Proceedings

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and was subsequently named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation was an industry-wide dispute affecting numerous telecom companies. In November, 2015 the United States District Court in Dallas, Texas ruled in favor of the telecom companies, which includes NU Telecom. All access charges owed to the telecom companies including NU Telecom were found to be owed by the IXCs and NU Telecom has subsequently been paid for these access charges.

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NULM." As of March 1, 2016 there were 1,349 registered stockholders and approximately 1,440 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTCQB Marketplace during 2015 and 2014. The OTCQB Marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2015			2014
	High	Low		High	Low
1st quarter	7.90	6.91	1st quarter	7.35	6.50
2nd quarter	7.48	7.02	2nd quarter	7.30	6.85
3rd quarter	8.00	7.00	3rd quarter	7.80	7.25
4th quarter	7.70	6.89	4th quarter	8.01	6.98

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Dividends and Restrictions

We declared a quarterly dividend of $0.0850 per share for each of the four quarters ending December 31, 2015, which totaled $434,932 per quarter for the third and fourth quarters and $433,615 per quarter for the first and second quarters. We declared a quarterly dividend of $0.0850 per share for each of the four quarters ending December 31, 2014, which totaled $433,615 for the fourth quarter, $433,616 for the third quarter and $432,612 per quarter for the first and second quarters. A quarterly cash dividend of $0.0875 per share will be paid on March 17, 2016 to stockholders of record at the close of business on March 10, 2016.

We expect to continue to pay quarterly dividends during 2016, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

On December 31, 2014, we entered into an Amended and Restated Master Loan Agreement (MLA) with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. NU Telecom’s subsidiary HTC was a borrower under the prior credit facility, but NU Telecom is now the sole borrower under the new MLA. At December 31, 2015 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Overview

NU Telecom has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our businesses provide local telephone service and network access to other telecommunications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, IP and TV. We also require capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Executive Summary

Highlights:

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

•

On June 18, 2015 NU Telecom entered into an Interest Rate Swap Agreement (IRSA) with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this interest rate swap, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

•

Net income in 2015 totaled $2,666,155, which was a $78,589, or 2.9% decrease compared to 2014. This decrease was primarily due to an increase in interest expense and operating expenses, partially offset by an increase in revenues, all of which are described below.

•

Consolidated revenue for 2015 totaled $41,684,068, which was a $1,696,659 or 4.2% increase compared to 2014. This increase was primarily due to increases in data, video and network access revenues. Data revenues increased primarily due to the addition of Little Crow/MRVED on our newly expanded fiber optic cable network, an increase in data customers and increased managed service revenues. Video revenues increased primarily due to increased demand for our HD and DVR services. Also contributing to the increase in video revenues was a combination of rate increases introduced into several of our markets over the course of 2015 and 2014. Network access revenues increased primarily due to an increase in regulatory revenues, partially offset by a decline in minutes of use on our network.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2016.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 1,259 or 4.6% in 2015 compared to 2014 due to the reasons mentioned above.

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

Financial results for the Telecom Segment for the years ended December 31, 2015 and 2014 are included below:

	2015	2014	Increase (Decrease)
Operating Revenues
Local Service	$6,361,708	$6,487,362	$(125,654)	-1.9%
Network Access	11,887,326	11,649,277	238,049	2.0%
Video	9,056,684	8,310,923	745,761	9.0%
Data	9,942,645	8,644,399	1,298,246	15.0%
Other	4,435,705	4,895,448	(459,743)	-9.4%
Total Operating Revenues	41,684,068	39,987,409	1,696,659	4.2%

Cost of Services, Excluding Depreciation and Amortization	19,737,392	18,541,603	1,195,789	6.4%
Selling, General and Administrative	7,157,376	7,096,971	60,405	0.9%
Depreciation and Amortization Expenses	9,747,667	9,551,320	196,347	2.1%
Total Operating Expenses	36,642,435	35,189,894	1,452,541	4.1%

Operating Income	$5,041,633	$4,797,515	$244,118	5.1%

Net Income	$2,666,155	$2,744,744	$(78,589)	-2.9%

Capital Expenditures	$5,673,113	$9,419,188	$(3,746,075)	-39.8%

Key metrics
Access Lines	25,999	27,258	(1,259)	-4.6%
Video Customers	10,637	10,750	(113)	-1.1%
Broadband Customers	15,009	14,459	550	3.8%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $6,361,708, which is $125,654 or 1.9% lower in 2015 than in 2014. This decrease was primarily due to the decline in access lines.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $11,887,326, which is $238,049 or 2.0% higher in 2015 than in 2014. This increase was primarily due to an increase in regulatory revenues, partially offset by a decline in minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and four communities with our CATV services. Video revenue was $9,056,684, which is $745,761 or 9.0% higher in 2015 than in 2014. This increase was primarily due to increased demand for our HD and DVR services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of 2015 and 2014.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $9,942,645 which is $1,298,246 or 15.0% higher in 2015 than in 2014. This increase was primarily due to the addition of Little Crow/MRVED on our newly expanded fiber optic cable network, an increase in data customers and increased managed service revenues.  We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue – Our customers are billed for toll or long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,435,705, which is $459,743 or 9.4% lower in 2015 than in 2014. This decrease was primarily due to decreases in sales of CPE and long-distance revenues, partially offset by increases in the sales of cellular phone and activation revenues.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $19,737,392, which is $1,195,789 or 6.4% higher in 2015 than in 2014. This increase was primarily due to higher programming costs from video content providers, increased costs associated with providing service and support for Little Crow/MRVED and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,157,376, which is $60,405 or 0.9% higher in 2015 than in 2014. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $9,747,667, which is $196,347 or 2.1% higher in 2015 than in 2014. This increase was primarily due to increased depreciation due to the expansion of our new fiber optic cable network built in 2014.

Operating Income

Operating income was $5,041,633, which is $244,118 or 5.1% higher in 2015 than in 2014. This increase was primarily due to an increase in revenues, partially offset by increase in operating expenses, all of which are described above.

See Consolidated Statements of Income on Page 34 (for discussion below)

Other Income and Interest Expense

Other income in 2015 and 2014 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2015 was $409,132, compared to $435,319 allocated and received in 2014. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest income increased $104,495 in 2015 compared to 2014. This increase was primarily due to an increase in dividend income earned on our investments, which is included in interest income.

Interest expense increased $563,649 in 2015 compared to 2014. This increase was primarily due to the increased interest rates charged on the Amended and Restated MLA with CoBank entered into on December 31, 2014.

Other investment income decreased $25,722 in 2015 compared to 2014. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense decreased by $190,176 in 2015 compared to 2014 as we recorded income tax expense of $1,729,289 in 2015 and $1,919,465 in 2014. The decrease in income taxes was primarily due to lower pre-tax net income in 2015 compared to 2014. The effective income tax rate was 39.3% and 41.2% for 2015 and 2014. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, plus stockholders’ equity) was $95,405,417 at December 31, 2015, reflecting 61.9% equity and 38.1% debt. This compares to a capital structure of $97,694,469 at December 31, 2014, reflecting 59.4% equity and 40.6% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.50 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2015 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2015 we had a working capital deficit of $361,641. However, at December 31, 2015, we also had approximately $5.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2015 was primarily due to lower cash balances at the end of 2015 compared to 2014 and a temporary increase in accrued compensation and other accrued liabilities at the end of 2015 compared to 2014.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2015	2014	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$10,548,774	$12,670,142	$(2,121,368)	-16.74%
Investing activities	(5,872,691)	(9,503,135)	$3,630,444	38.20%
Financing activities	(5,069,346)	(3,186,324)	$(1,883,022)	-59.10%
Increase (decrease) in cash	$(393,263)	$(19,317)	$(373,946)	-1935.84%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2015 was $10,548,774, compared to cash generated by operations of $12,670,142 in 2014. The decrease in cash flows from operating activities in 2015 was primarily due to decreases in accounts payable and deferred income taxes, partially offset by a decrease in income taxes receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2015 was $551,824, compared to $945,087 at December 31, 2014.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $5,872,691 for the year ended December 31, 2015, compared to $9,503,135 used in investing activities in 2014. Capital expenditures relating to on-going operations were $5,673,113 in 2015 and $9,419,188 in 2014. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2015, we had approximately $5.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2015 was $5,069,346. This included long-term debt repayments of $2,700,000, payment of loan origination costs of $22,826, payments on our revolving credit facility of $609,426 and the distribution of $1,737,094 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2014 was $3,186,324. This included long-term debt repayments of $42,552,266, a $1,844,536 increase in the use of our revolving credit facility, issuance of long-term debt of $39,644,471, payment of loan origination fees of $390,610 and the distribution of $1,732,455 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $361,641 as of December 31, 2015, with current assets of approximately $6.8 million and current liabilities of approximately $7.2 million, compared to a working capital deficit of $1,252,359 as of December 31, 2014. The ratio of current assets to current liabilities was 0.95 and 0.85 as of December 31, 2015 and 2014. The working capital deficit as of December 31, 2015 was primarily due to lower cash balances at the end of 2015 compared to 2014 and a temporary increase in accrued compensation and other accrued liabilities at the end of 2015 compared to 2014. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2015, were $33,635,045 excluding current debt maturities of $2,700,000. Our long-term debt obligations as of December 31, 2014, were $36,944,471, excluding current debt maturities of $2,700,000.

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

MLA RX0583

●

RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $4,035,045 on this revolving note as of December 31, 2015.

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

Within 180 days after the closing date of December 31, 2014, NU Telecom needed to enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of Loan RX0583-T3A for an initial average weighted life of at least three years.

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K,  we have entered into interest rate swaps that effectively fix our interest rates and cover $14.0 million at a weighted average rate of 4.47%, as of December 31, 2015. The remaining debt of $27.3 million ($5.0 million available under the revolving credit facilities and $22.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.68%, as of December 31, 2015.

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

At December 31, 2015, we were in compliance with all financial ratios in the loan agreements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2015 Annual Report on Form 10-K are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2015.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. New Ulm’s and SETC’s settlements from the pools are based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC are based on nationwide average schedules. Access revenues for New Ulm and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $160,000 and $60,500 as of December 31, 2015 and 2014.

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

Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market–corroborated inputs that are derived principally from or corroborated by observable market data.

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

We have entered into an interest rate swap with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSA is discussed in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreement was determined based on Level 2 inputs.

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

In 2015 and 2014, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2015 and 2014, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2015 DCF model include the following:

•

A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•

A 1.00% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of the goodwill was $39,805,349 as of December 31, 2015 and 2014.

In 2015, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches that were used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $6.8 million, which indicated that we had no impairment as of December 31, 2015. In addition, in 2015, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $5.7 million, which indicated that we had no impairment as of December 31, 2015. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

As of December 31, 2015 and 2014 we had $0 and $281,363 of unrecognized tax benefits net of a federal tax benefit of $0 and $95,663, which if recognized would affect the effective tax rate. A petition related to HCC’s 2006 Minnesota tax return was previously filed in Minnesota Tax Court. The matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2011 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2015 and 2014 we had $0 and $89,910 of accrued interest that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2015.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 12.50% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers.  Both plans were implemented in 2006. Both of these plans were cash-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate performance, with financial and customer related targets. The financial targets are based on an achievement of specified operating revenues and operating income before interest, taxes, depreciation and amortization (OIBITDA), based on our budget, while the customer service targets are based on several other customer service key performance indicators.

On May 28, 2015, the stockholders of the NU Telecom approved the 2015 Employee Stock Plan. The purpose of the plan was to enable NU Telecom and its subsidiaries to attract and retain employees by aligning the financial interests of these individuals with the other stockholders of the company. The plan provides for eligible employees to elect to have a portion of their incentive compensation paid in company common stock in lieu of cash upon attainment of the objectives under the company’s 2006 employee incentive plans.

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

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

St. Paul, Minnesota

March 15, 2016

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014
OPERATING REVENUES:
Local Service	$6,361,708	$6,487,362
Network Access	11,887,326	11,649,277
Video	9,056,684	8,310,923
Data	9,942,645	8,644,399
Other	4,435,705	4,895,448
Total Operating Revenues	41,684,068	39,987,409

OPERATING EXPENSES:

Plant Operations (Excluding Depreciation and Amortization)	8,027,308	7,745,069
Cost of Video	7,802,768	7,047,980
Cost of Data	2,085,956	1,625,716
Cost of Other Nonregulated Services	1,821,360	2,122,838
Depreciation and Amortization	9,747,667	9,551,320
Selling, General, and Administrative	7,157,376	7,096,971
Total Operating Expenses	36,642,435	35,189,894

OPERATING INCOME	5,041,633	4,797,515

OTHER (EXPENSE) INCOME:

Interest During Construction	17,672	19,492
CoBank Patronage Dividends	409,132	435,319
Interest Income	224,223	119,728
Interest Expense	(1,501,638)	(937,989)
Other Investment Income (Expense)	204,422	230,144
Total Other Income (Expense)	(646,189)	(133,306)

INCOME BEFORE INCOME TAXES	4,395,444	4,664,209

INCOME TAXES	1,729,289	1,919,465

NET INCOME	$2,666,155	$2,744,744

BASIC AND DILUTED
NET INCOME PER SHARE	$0.52	$0.54

DIVIDENDS PER SHARE	$0.34	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING	5,110,371	5,097,401

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014

NET INCOME	$2,666,155	$2,744,744

OTHER COMPREHENSIVE LOSS
Unrealized Losses on Interest Rate Swaps	(31,390)	-
Income Tax Expense Related to Unrealized Losses on Interest Rate Swaps	12,703	-
OTHER COMPREHENSIVE LOSS	(18,687)	-

COMPREHENSIVE INCOME	$2,647,468	$2,744,744

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

ASSETS
	2015	2014
CURRENT ASSETS:
Cash	$551,824	$945,087
Receivables, Net of Allowance for Doubtful Accounts of $160,000 and $60,500	1,260,941	1,442,477
Income Taxes Receivable	701,111	847,893
Materials, Supplies, and Inventories	2,511,632	2,227,925
Deferred Income Taxes	841,309	785,605
Prepaid Expenses	973,289	714,372
Total Current Assets	6,840,106	6,963,359

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	21,195,495	23,666,728
Other Investments	7,294,815	7,079,362
Deferred Charges and Other Assets	386,168	475,936
Total Investments and Other Assets	68,681,827	71,027,375

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	118,037,080	115,100,273
Other Property & Equipment	15,507,380	13,713,496
Video Plant	10,095,596	9,566,806
Total Property, Plant and Equipment	143,640,056	138,380,575
Less Accumulated Depreciation	99,525,661	92,297,652
Net Property, Plant & Equipment	44,114,395	46,082,923

TOTAL ASSETS	$119,636,328	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2015 AND 2014

LIABILITIES AND STOCKHOLDERS' EQUITY
	2015	2014
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,700,000	$2,700,000
Accounts Payable	1,627,308	3,049,999
Other Accrued Taxes	175,607	180,818
Deferred Compensation	61,338	63,428
Accrued Compensation	935,031	692,974
Other Accrued Liabilities	1,702,463	1,528,499
Total Current Liabilities	7,201,747	8,215,718

LONG-TERM DEBT, Less Current Portion	33,635,045	36,944,471

NONCURRENT LIABILITIES:
Loan Guarantees	232,771	297,475
Deferred Income Taxes	18,391,181	19,161,144
Unrecognized Tax Benefit	-	281,363
Other Accrued Liabilities	298,839	276,857
Financial Derivative Instruments	31,390	-
Deferred Compensation	774,983	846,631
Total Noncurrent Liabilities	19,729,164	20,863,470

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,116,826 and 5,101,334 Shares Issued and Outstanding	8,528,043	8,502,223
Accumulated Other Comprehensive Income (Loss)	(18,687)	-
Retained Earnings	50,561,016	49,547,775
Total Stockholders' Equity	59,070,372	58,049,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,636,328	$124,073,657

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,666,155	$2,744,744
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	9,806,033	9,590,061
Undistributed Earnings of Other Equity Investment	(166,445)	(192,293)
Noncash Patronage Refund	(114,134)	(148,337)
Stock Issued in Lieu of Cash Payment	97,660	91,000
Distributions from Equity Investments	200,000	100,000
Changes in Assets and Liabilities:
Receivables	200,863	40,560
Income Taxes Receivable	146,782	(847,893)
Materials, Supplies, and Inventories	(283,707)	307,121
Prepaid Expenses	(246,577)	56,663
Deferred Charges and Other Assets	34,901	-
Accounts Payable	(1,057,485)	1,072,892
Accrued Income Taxes	-	(114,017)
Other Accrued Taxes	(5,211)	(10,136)
Other Accrued Liabilities	438,003	316,694
Deferred Income Tax	(1,094,326)	(260,007)
Deferred Compensation	(73,738)	(76,910)
Net Cash Provided by Operating Activities	10,548,774	12,670,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,673,113)	(9,419,188)
Other, Net	(199,578)	(83,947)
Net Cash Used in Investing Activities	(5,872,691)	(9,503,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,700,000)	(42,552,266)
Issuance of Long-Term Debt	-	39,644,471
Loan Origination Fees	(22,826)	(390,610)
Changes in Revolving Credit Facility	(609,426)	1,844,536
Dividends Paid	(1,737,094)	(1,732,455)
Net Cash Used in Financing Activities	(5,069,346)	(3,186,324)

NET INCREASE (DECREASE) IN CASH	(393,263)	(19,317)

CASH at Beginning of Period	945,087	964,404

CASH at End of Period	$551,824	$945,087

Supplemental cash flow information:
Cash paid for interest	$1,387,157	$883,079
Net cash (received) paid for income taxes	$2,676,833	$3,142,664

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE on December 31, 2013	5,089,534	$8,482,556	$-	$48,471,153	$56,953,709

Directors' Stock Plan	11,800	19,667		64,333	84,000
Net Income				2,744,744	2,744,744
Dividends				(1,732,455)	(1,732,455)

BALANCE on December 31, 2014	5,101,334	8,502,223	-	49,547,775	58,049,998

Directors' Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,666,155	2,666,155
Dividends				(1,737,094)	(1,737,094)
Unrealized Gain/(Loss) on Interest Rate Swap			(18,687)		(18,687)

BALANCE on December 31, 2015	5,116,826	$8,528,043	$(18,687)	$50,561,016	$59,070,372

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 110 years of experience in the local telephone exchange and telecommunications business. Our principal line of business is the operation of five local telephone companies and the operation of two CLEC telephone companies. Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. Our businesses also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. The estimates and assumption used in the accompanying consolidated financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates and assumptions.

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

Receivables

As of December 31, 2015 and 2014, our consolidated receivables totaled $1,260,941 and $1,442,477, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2015 and 2014 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2015	2014
Balance at beginning of year	$60,500	$120,000
Additions charged to costs and expenses	333,217	226,439
Accounts written off	(233,717)	(285,939)
Balance at end of year	$160,000	$60,500

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2015 and 2014 was $2,511,632 and $2,227,925.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2015 and 2014, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

Level 2:

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market–corroborated inputs that are derived principally from or corroborated by observable market data.

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

We have entered into an interest rate swap with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSA is discussed in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreement was determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2015.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 3 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,805,349 as of December 31, 2015 and 2014. In the fourth quarter of 2015 and 2014 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2015 and 2014.

Investments and Other Assets

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 13 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a listing of our investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2015. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $238,132 and $191,259 in 2015 and 2014.

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

Earnings And Dividends Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted EPS are based on our weighted average number of shares outstanding of 5,110,371 and 5,097,401 for the periods ended December 31, 2015 and 2014.

Dividends per share have been declared quarterly by the NU Telecom Board of Directors.

Recent Accounting Developments

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU 2015-17), “Income Taxes,” simplifying the balance sheet classification of deferred taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We expect, upon adoption of this guidance, that our current financial statement classification of deferred tax assets and liabilities will all be classified as noncurrent on our condensed consolidated balance sheet.

In April 2015, FASB issued ASU 2015-03, “Interest-Imputation of Interest,” simplifying the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. We expect, upon adoption of this guidance, that the current financial statement classification of debt issuance costs will change from assets to liabilities on our condensed consolidated balance sheet.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and created a new topic in the FASB Accounting Standards Codification, Topic 606. ASU 2014-09 has been delayed by ASU 2015-14 to be effective for annual reporting periods beginning after December 15, 2017. The new standard provides a single comprehensive revenue recognition framework for all entities and supersedes nearly all existing United States GAAP revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early application is not permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2015 and 2014, include the following:

	2015	2014
Telecommunications Plant:
Land	$494,082	$494,082
Buildings	8,947,763	8,947,763
Other Support Assets	12,260,021	11,114,886
Central Office and Circuit Equipment	45,903,679	44,446,845
Cable and Wire Facilities	49,690,473	49,012,778
Other Plant and Equipment	404,883	404,883
Plant Under Construction	336,179	679,036
	118,037,080	115,100,273

Other Property	15,507,380	13,713,496
Video Plant	10,095,596	9,566,806
Total Property, Plant and Equipment	$143,640,056	$138,380,575

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,276,434 and $7,080,088 in 2015 and 2014. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2015 and 2014 were 5.1% and 5.2%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 3 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at December 31, 2015 and 2014.

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

In 2015 and 2014, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2015 and 2014, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

		December 31, 2015		December 31, 2014
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$13,177,635	$29,278,445	$11,087,066
Regulatory Rights	15 yrs	4,000,000	2,133,315	4,000,000	1,866,651
Trade Name	3-5 yrs	570,000	342,000	570,000	228,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$15,652,950	$36,848,445	$13,181,717

Net Identified Intangible Assets			$21,195,495		$23,666,728

Amortization expense related to the definite-lived assets was $2,471,233 for 2015 and $2,471,232 for 2014. Amortization expense for the next five years is estimated to be:

2016	$2,469,256
2017	$2,469,083
2018	$2,355,083
2019	$2,355,083
2020	$2,355,083

NOTE 4 - LONG-TERM DEBT

We have a credit facility with CoBank. Under the credit facility, we entered into MLAs and a series of supplements to the respective MLAs.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility. The mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2021.

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

MLA RX0583

●

RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $4,035,045 on this revolving note as of December 31, 2015.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At December 31, 2015 we were in compliance with all the stipulated financial ratios in our loan agreements.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. Also, our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers or dispositions, and engage in mergers and acquisitions, without CoBank approval.

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

Long-term debt is as follows:	2015	2014

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $675,000 (beginning on March 31, 2015), plus a notional variable rate of interest through December 31, 2021.	$32,300,000	$35,000,000

Secured seven-year revolving credit facility of up to $9,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2021.	4,035,045	4,644,471

	36,335,045	39,644,471
Less: Amount due within one year	2,700,000	2,700,000
Total Long Term Debt	$33,635,045	$36,944,471

Required principal payments are as follows:

2016	$2,700,000
2017	$2,700,000
2018	$2,700,000
2019	$2,700,000
2020	$2,700,000

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we have entered into an interest rate swap that effectively fix our interest rates and cover $14.0 million at a weighted average rate of 4.47%, as of December 31, 2015. The remaining debt of $27.3 million ($5.0 million available under the revolving credit facilities and $22.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.68%, as of December 31, 2015.

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

To meet this objective, on June 18, 2015 we entered into an IRSA with CoBank covering $14.0 million of our aggregate indebtedness to CoBank. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under these IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect to the loan, without reflecting our IRSA. At the end of each calendar month, CoBank adjusts our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate set forth in the table below. Net interest payments are reported in our consolidated income statement as interest expense.

As of December 31, 2015 we had the following interest rate swap in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T3A	06/29/2018	$14,000,000	4.47% (LIBOR Rate of 1.22% plus 3.25% LIBOR Margin)

(1)

As described in Note 4 – “Long-Term Debt” to the 2015 Consolidated Financial Statements on Form 10-K, the note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our interest rate swap under our credit facilities qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2015, the fair value liability of the swap was $31,390, which has been recorded net of deferred tax benefit of $12,703, for the $18,687 in accumulated other comprehensive loss.

NOTE 6 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2015	2014
Taxes currently payable
Federal	$2,085,226	$1,591,326
State	619,588	588,146
Deferred Income Taxes	(975,525)	(260,007)

Total Income Tax Expense (Benefit)	$1,729,289	$1,919,465

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance Beginning of Year	$281,363	$259,739
Net Increases
Prior Period Tax Positions	-	21,624
Net Decreases
Prior Period Tax Positions	(118,030)	-
Settlements	(163,333)	-
Balance at End of Year	$-	$281,363

As of December 31, 2015 we had no unrecognized tax benefits. A petition related to HCC’s 2006 Minnesota tax return was previously filed in Minnesota Tax Court. This matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2011 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2015 and 2014, we had no interest or penalty accrued.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2015	2014
Statutory Tax Rate	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	7.14	6.97
Uncertain Tax Positions	(1.58)	0.30
Permanent Differences and Other, Net	(0.22)	(0.12)
Effective tax rate	39.34%	41.15%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2015	2014
Current Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(634,958)	$(687,725)
Deferred Compensation	(24,721)	(25,563)
Other	(181,630)	(72,317)
Total Current Deferred Tax (Asset) / Liabilities	(841,309)	(785,605)

Non-Current Deferred Tax (Asset) / Liabilities
Fixed Assets	10,489,965	10,338,127
Intangible Assets	7,316,252	8,297,427
Deferred Compensation	(312,381)	(341,223)
Partnership Basis	897,345	866,813
Subtotal Deferred Tax (Assets) / Liabilities Long-Term	18,391,181	19,161,144
Unrecognized Tax Benefit	0	281,363
Total Deferred Tax Liabilities:	18,391,181	19,442,507

Total Net Deferred Tax (Asset) / Liability	$17,549,872	$18,656,902

NOTE 7 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $484,636 and $469,306 in 2015 and 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Over the course of 2014, NU Telecom received notice of disputes from several IXCs, and was subsequently named in litigation regarding traffic exchanged between our companies and specifically the classification of IntraMTA wireless traffic related to access charges. This litigation was an industry-wide dispute affecting numerous telecom companies. In November, 2015 the United States District Court in Dallas, Texas ruled in favor of the telecom companies, which includes NU Telecom. All access charges owed to the telecom companies including NU Telecom were found to be owed by the IXCs and NU Telecom was subsequently paid for the access charges.

We did not experience any changes to material contractual obligations in the year ended December 31, 2015. Our capital budget for 2016 is approximately $6.5 million and will be financed through internally generated funds.

NOTE 9 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $73,538 and $438,744 during the years ended December 31, 2015 and 2014. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

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

NOTE 11 - GUARANTEES

On September 30, 2011, Fibercomm, LC refinanced two existing loans with American State Bank into a ten-year loan, maturing on September 30, 2021. As of December 31, 2015, we have recorded a liability of $232,771 in connection with the guarantee on this new loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 12 – DEFERRED COMPENSATION

As of December 31, 2015 and 2014, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

The Telecom Segment operates the following ILECs and CLECs and has investment ownership interests as follows:

Telecom Segment

●ILECs:

▪New Ulm Telecom, Inc., the parent company;

▪Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;

▪Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;

▪Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;

▪Western Telephone Company, a wholly-owned subsidiary of NU Telecom;

●CLECs:

▪NU Telecom, located in Redwood Falls, Minnesota;

▪Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of Hutchinson Telephone Company, located in Litchfield and Glencoe, Minnesota;

●Our investments and interests in the following entities include some management responsibilities:

▪FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;

▪Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;

▪Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

▪SM Broadband, LLC – 12.50% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

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

Total revenues from transactions with affiliates were $1,002,348 and $1,003,181 for 2015 and 2014. Total expenses from transactions with affiliates were $374,667 and $460,047 for 2015 and 2014.

NOTE 15 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $0.0875 per share, payable on March 17, 2016 to stockholders of record at the close of business on March 10, 2016.

We have evaluated and disclosed subsequent events through the filing date of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  Controls and Procedures

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 26, 2016 are incorporated by reference into this Form 10−K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2015, the last day of the Company fiscal year.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2016 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10−K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S−K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2016 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.   Executive Compensation

The information required by Item 402 of Regulation S−K is contained under “Executive Compensation” in the 2016 Proxy Statement and is incorporated by reference.

The information required by Regulation S−K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.    Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2016 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement and is incorporated by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S−K.

The information required by Item 404(b) and Item 407(a) of Regulation S−K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2016 Proxy Statement and is incorporated by reference.

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

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements
		Included in Part II, Item 8, of this report:
			Pages

		Report of Independent Registered Public Accounting Firm	33

		Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014	34

		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014	35

		Consolidated Balance Sheets as of December 31, 2015 and 2014	36-37

		Consolidated Statements of Cash Flows for the Years Ended
		December 31, 2015 and 2014	38

		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014	39

		Notes to Consolidated Financial Statements	40-53

(a)	2.	Consolidated Financial Statement Schedules:

		Other schedules are omitted because they are not required or are not applicable, or the required
		information is shown in the financial statements or notes thereto.

(a)	3.	Exhibits Required

		See “Index to Exhibits”	58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2016	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 15, 2016
Perry Meyer, Chairman of the Board

/s/ Bill D. Otis	March 15, 2016
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 15, 2016
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ James P. Jensen	March 15, 2016
James P. Jensen, Director

/s/ Duane D. Lambrecht	March 15, 2016
Duane Lambrecht, Director

/s/ Dennis E. Miller	March 15, 2016
Dennis Miller, Director

/s/ Wesley E. Schultz	March 15, 2016
Wesley E. Schultz, Director

/s/ Colleen R. Skillings	March 15, 2016
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 15, 2016
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on August 14, 2013)
3.2	Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q (File No. 0-3024) filed on November 12, 2013)
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

10.14*	Waiver and Consent dated as of November 30, 2015 between CoBank, ACB and New Ulm Telecom, Inc.
21*	Subsidiaries of the New Ulm Telecom, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Under 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

                    * Exhibit filed herewith

                    +Management compensation plan or arrangement required to be filed as an exhibit