Form 10-Q
period 2016-03-31
NEW ULM TELECOM INC
filed 2016-05-16
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” “accelerated filer” “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The total number of shares of the registrant’s common stock outstanding as of May 16, 2016: 5,126,964.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

	2016	2015
OPERATING REVENUES:
Local Service	$1,543,924	$1,613,794
Network Access	2,938,115	3,071,854
Video	2,284,140	2,193,916
Data	2,578,224	2,436,246
Other Non-Regulated	1,097,838	1,171,807
Total Operating Revenues	10,442,241	10,487,617

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,054,949	1,990,277
Cost of Video	1,982,721	1,967,378
Cost of Data	506,251	525,753
Cost of Other Nonregulated Services	418,729	489,242
Depreciation and Amortization	2,435,620	2,430,081
Selling, General and Administrative	1,803,735	1,940,565
Total Operating Expenses	9,202,005	9,343,296

OPERATING INCOME	1,240,236	1,144,321

OTHER (EXPENSE) INCOME
Interest Expense	(375,356)	(359,341)
Interest Income	38,662	55,152
Interest During Construction	5,219	4,482
CoBank Patronage Dividends	386,843	409,132
Other Investment Income	9,627	48,533
Total Other Income (Expense)	64,995	157,958

INCOME BEFORE INCOME TAXES	1,305,231	1,302,279

INCOME TAXES	548,198	469,059

NET INCOME	$757,033	$833,220

BASIC AND DILUTED
NET INCOME PER SHARE	$0.15	$0.16

DIVIDENDS PER SHARE	$0.0875	$0.0850

WEIGHTED AVERAGE SHARES OUTSTANDING	5,120,205	5,101,334

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,

	2016	2015

Net Income	$757,033	$833,220

Other Comprehensive Income (Loss):
Unrealized Loss on Interest Rate Swaps	(125,444)	-
Income Tax Expense Related to Unrealized
Loss on Interest Rate Swaps	50,768	-
Other Comprehensive Loss	(74,676)	-

Comprehensive Income	$682,357	$833,220

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015

CURRENT ASSETS:
Cash	$168,952	$551,824
Receivables, Net of Allowance for Doubtful Accounts of $170,000 and $160,000	1,002,821	1,260,941
Income Taxes Receivable	167,913	701,111
Materials, Supplies, and Inventories	2,253,710	2,511,632
Deferred Income Taxes	843,365	841,309
Prepaid Expenses	870,375	973,289
Total Current Assets	5,307,136	6,840,106

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	20,578,051	21,195,495
Other Investments	7,485,167	7,294,815
Deferred Charges and Other Assets	54,166	31,098
Total Investments and Other Assets	67,922,733	68,326,757

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	118,878,110	118,037,080
Other Property & Equipment	15,841,605	15,507,380
Video Plant	10,106,870	10,095,596
Total Property, Plant and Equipment	144,826,585	143,640,056
Less Accumulated Depreciation	101,343,855	99,525,661
Net Property, Plant & Equipment	43,482,730	44,114,395

TOTAL ASSETS	$116,712,599	$119,281,258

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

March 31, 2016		December 31, 2015

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$2,640,822	$2,640,822
Accounts Payable	1,445,911	1,627,308
Other Accrued Taxes	238,448	175,607
Deferred Compensation	60,820	61,338
Accrued Compensation	2,113,837	2,167,173
Other Accrued Liabilities	504,530	470,321
Total Current Liabilities	7,004,368	7,142,569

LONG-TERM DEBT, Less Current Portion
Net of Unamortized Loan Fees	30,649,828	33,339,153

NONCURRENT LIABILITIES:
Loan Guarantees	226,811	232,771
Deferred Income Taxes	18,342,470	18,391,181
Other Accrued Liabilities	195,842	298,839
Financial Derivative Instruments	156,834	31,390
Deferred Compensation	757,535	774,983
Total Noncurrent Liabilities	19,679,492	19,729,164

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,126,964 and 5,116,826 Shares Issued and Outstanding	8,544,940	8,528,043
Accumulated Other Comprehensive Income (Loss)	(93,363)	(18,687)
Retained Earnings	50,927,334	50,561,016
Total Stockholders' Equity	59,378,911	59,070,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,712,599	$119,281,258

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$757,033	$833,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,450,415	2,444,271
Undistributed Earnings of Other Equity Investments	(7,602)	(29,443)
Noncash Patronage Refund	(96,711)	(102,283)
Stock Issued in Lieu of Cash Payment	20,004	12,600
Changes in Assets and Liabilities:
Receivables	261,010	225,023
Income Taxes Receivable	533,198	796,959
Inventories	257,922	(195,685)
Prepaid Expenses	156,816	(130,488)
Deferred Charged and Other Assets	(25,958)	39,696
Accounts Payable	(50,454)	(1,690,098)
Other Accrued Taxes	62,841	58,608
Other Accrued Liabilities	(122,124)	12,029
Deferred Income Tax	-	(77,900)
Deferred Compensation	(17,966)	(18,385)
Net Cash Provided by Operating Activities	4,178,424	2,178,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,317,452)	(1,793,493)
Other, Net	(92,000)	(106,350)
Net Cash Used in Investing Activities	(1,409,452)	(1,899,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(675,000)	(675,000)
Loan Origination Fees	-	(10,347)
Changes in Revolving Credit Facility	(2,029,120)	(6,381)
Dividends Paid	(447,724)	(433,615)
Net Cash Used in Financing Activities	(3,151,844)	(1,125,343)

NET DECREASE IN CASH	(382,872)	(847,062)

CASH at Beginning of Period	551,824	945,087

CASH at End of Period	$168,952	$98,025

Supplemental cash flow information:
Cash paid for interest	$366,329	$301,543
Net cash paid (received) for income taxes	$15,000	$(250,000)

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

YEAR ENDED DECEMBER 31, 2015, AND
THREE MONTHS ENDED MARCH 31, 2016

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2014	5,101,334	$8,502,223	$-	$49,547,775	$58,049,998

Director's Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,666,155	2,666,155
Dividends				(1,737,094)	(1,737,094)
Unrealized Loss on Interest Rate Swap			(18,687)		(18,687)

BALANCE on December 31, 2015	5,116,826	8,528,043	(18,687)	50,561,016	59,070,372

Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				757,033	757,033
Dividends				(447,724)	(447,724)
Unrealized Loss on Interest Rate Swap			(74,676)		(74,676)

BALANCE on March 31, 2016	5,126,964	$8,544,940	$(93,363)	$50,927,334	$59,378,911

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interstate access rates are established by a nationwide pooling of companies known as the National Exchange Carriers Association (NECA). The Federal Communications Commission (FCC) established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by IXC’s. We believe this trend will continue.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,818,176 and $1,812,272 for the three months ended March 31, 2016 and 2015. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2016 and December 31, 2015 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2011 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2016 and December 31, 2015 we had no interest or penalties accrued.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU 2016-02), “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense. Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees. The ASU is effective for the Company on January 1, 2019, and early application is permitted. Modified retrospective application is required. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, “Income Taxes,” simplifying the balance sheet classification of deferred taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We expect, upon adoption of this guidance, that our current financial statement classification of deferred tax assets and liabilities will all be classified as noncurrent on our condensed consolidated balance sheet.

In April 2015, FASB issued ASU 2015-03, “Interest-Imputation of Interest,” simplifying the presentation of debt issuance costs. ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long-term debt be reflected as a reduction of the outstanding debt balance. Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet. As a result of implementing ASU 2015-03, the Company reclassified $340,275 and $355,070 of unamortized loan fees and costs included in deferred charges and other assets as of March 31, 2016 and December 31, 2015 to long-term debt. $59,178 was allocated to current maturities of long-term debt as of March 31, 2016 and December 31, 2015. $281,097 and $295,892 were allocated to long-term debt as of March 31, 2016 and December 31, 2015. Total assets, as well as total liabilities and shareholders’ equity, were also reduced by $340,275 and $355,070 as of March 31, 2016 and December 31, 2015. There was no impact on the consolidated statements of income or cash flows.

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

We have entered into an interest rate swap agreement (IRSA) with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSA is discussed in Note 5 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at March 31, 2016 and December 31, 2015.

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

		March 31, 2016		December 31, 2015
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$13,699,913	$29,278,445	$13,177,635
Regulatory Rights	15 yrs	4,000,000	2,199,981	4,000,000	2,133,315
Trade Name	3-5 yrs	570,000	370,500	570,000	342,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$16,270,394	$36,848,445	$15,652,950

Net Identified Intangible Assets			$20,578,051		$21,195,495

Amortization expense related to the definite-lived intangible assets was $617,444 and $617,809 for the three months ended March 31, 2016 and 2015. Amortization expense for the remaining nine months of 2016 and the five years subsequent to 2016 is estimated to be:

•	(April 1 – December 31)	$ 1,851,812
•	2017	$ 2,469,083
•	2018	$ 2,355,083
•	2019	$ 2,355,083
•	2020	$ 2,355,083
•	2021	$ 2,355,083

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

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. There are two loans under the MLA, which include a $35 million term loan and a $9 million revolver loan. Also, under the MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

As part of the Amended and Restated MLA with CoBank, NU Telecom needed to enter into interest rate protection agreements in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of the $35 million term loan for an initial average weighted life of at least three years.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2016 is 2.30.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At March 31, 2016 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps”, we have entered into an IRSA that effectively fix our interest rates and cover $14.0 million at a weighted average rate of 4.47%, as of March 31, 2016. The remaining debt of $26.6 million ($7.0 million available under the revolving credit facilities and $19.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.69%, as of March 31, 2016.

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

To meet this objective, on June 18, 2015 we entered into an IRSA with CoBank covering $14.0 million of our aggregate indebtedness to CoBank. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect the loan, without reflecting our IRSA. At the end of each calendar month, CoBank adjusts our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

Our IRSA under our credit facilities qualifies as cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2016, the fair value liability of the swap was $156,834, which has been recorded net of deferred tax benefit of $63,471, for the $93,363 in accumulated other comprehensive loss.

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

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of March 31, 2016, we have recorded a liability of $226,811 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of March 31, 2016 and December 31, 2015, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10 – Commitments and Contingencies

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

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

Executive Summary

•       On March 30, 2016 the FCC released their Rate of Return Reform Order. This order adopts significant reforms to the current Universal Service Funding mechanisms. Telecom companies may now elect model based support, if they qualify, for a term of ten years in exchange for meeting defined broadband build-out obligations. If a company does not elect model based support, they will remain under the current rate of return mechanisms which have been modified by this Order. We are currently analyzing our options under the Order.

•       On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. There are two loans under the MLA, which include a $35 million term loan and a $9 million revolver loan. The term loan requires payments of $675,000 per quarter, beginning March 2015, with the final installment due December 31, 2021. NU Telecom may borrow from time to time under the revolver loan, which also matures on December 31, 2021. Also, under the MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million. See Note 4 – “Secured Credit Facility” for additional information.

•       On June 18, 2015 NU Telecom entered into an IRSA with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under the IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

•       Net income for the first quarter of 2016 totaled $757,033, which was a $76,187, or 9.14% decrease compared to the first quarter of 2015. This decrease was primarily due to an increase in income tax expense and a decrease in other investment income, all of which are described below.

•       Consolidated revenue for the first quarter of 2016 totaled $10,442,241, which was a $45,376 or 0.43% decrease compared to the first quarter of 2015. This decrease was primarily due to decreases in our network access and local service revenues, and a decrease in other non-regulated revenues. These decreases were partially offset by increases in data and video revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2016.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 2,740 or 10.13% for the twelve months ended March 31, 2016 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$1,543,924	$1,613,794	$(69,870)	-4.33%
Network Access	2,938,115	3,071,854	(133,739)	-4.35%
Video	2,284,140	2,193,916	90,224	4.11%
Data	2,578,224	2,436,246	141,978	5.83%
Other	1,097,838	1,171,807	(73,969)	-6.31%
Total Operating Revenues	10,442,241	10,487,617	(45,376)	-0.43%

Cost of Services, Excluding Depreciation and Amortization	4,962,650	4,972,650	(10,000)	-0.20%
Selling, General and Administrative	1,803,735	1,940,565	(136,830)	-7.05%
Depreciation and Amortization Expenses	2,435,620	2,430,081	5,539	0.23%
Total Operating Expenses	9,202,005	9,343,296	(141,291)	-1.51%

Operating Income	$1,240,236	$1,144,321	$95,915	8.38%

Net Income	$757,033	$833,220	$(76,187)	-9.14%

Capital Expenditures	$1,317,452	$1,793,493	$(476,041)	-26.54%

Key metrics
Access Lines	24,311	27,051	(2,740)	-10.13%
Video Customers	10,560	10,737	(177)	-1.65%
Broadband Customers	15,243	14,662	581	3.96%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,543,924, which is $69,870 or 4.33% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $2,938,115, which is $133,739 or 4.35% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and four communities with our CATV services. Video revenue was $2,284,140, which is $90,224 or 4.11% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to increased demand for our high definition and digital video recording services. Also contributing to the increase in video revenue was a combination of rate increases introduced into several of our markets over the course of the last couple of years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,578,224, which is $141,978 or 5.83% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue for Yellow Page advertising in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,097,838, which is $73,969 or 6.31% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to a decrease in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,962,650, which is $10,000 or 0.20% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to lower cost of goods sold due to a decrease in the sales of CPE, partially offset by higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,803,735, which is $136,830 or 7.05% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to lower costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,435,620, which is $5,539 or 0.23% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to higher depreciation associated with the increase in our property, plant and equipment, which reflects our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $1,240,236, which is $95,915 or 8.38% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to a decrease in expenses, partially offset by a decrease in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $375,356, which is $16,015 or 4.46% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to higher interest rates charged on the IRSA portion of our debt in the first quarter of 2016. We entered into an IRSA with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015.

Interest income was $38,662, which is $16,490 or 29.90% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to a decrease in dividend income earned on our investments.

Other income for the three months ended March 31, 2016 and 2015 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2016 was $386,843, compared to $409,132 allocated and received in 2015. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $9,627, which is $38,906 or 80.16% lower in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $548,198, which is $79,139 or 16.87% higher in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to the first quarter 2015 recognition of unrealized tax benefits associated with the HCC Minnesota tax issue, which was resolved in April 2015. The effective income tax rates for the three months ending March 31, 2016 and 2015 were approximately 42.0% and 36.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $92,669,561 at March 31, 2016, reflecting 64.1% equity and 35.9% debt. This compares to a capital structure of $95,050,347 at December 31, 2015, reflecting 62.1% equity and 37.9% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.30 times debt to EBITDA – as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2016 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2016 we had a working capital deficit of $1,697,232. However, at March 31, 2016, we also had approximately $7.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of March 31, 2016 was primarily the result of a reduction in cash to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. There are two loans under the MLA, which include a $35 million term loan and a $9 million revolver loan. The term loan requires payments of $675,000 per quarter, beginning March 2015, with the final installment due December 31, 2021. NU Telecom may borrow from time to time under the revolver loan, which also matures on December 31, 2021. Also, under the MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,

	2016	2015
Net cash provided by (used in):
Operating activities	$4,178,424	$2,178,124
Investing activities	(1,409,452)	(1,899,843)
Financing activities	(3,151,844)	(1,125,343)
Increase (Decrease) in cash	$(382,872)	$(847,062)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2016 was $4,178,424, compared to cash generated by operations of $2,178,124 in the first three months of 2015. The increase in cash from operating activities in 2016 was primarily due to the timing of payments for inventories, prepaid expenses and accounts payable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2016 was $168,952, compared to $551,824 at December 31, 2015.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $1,409,452 during the first three months of 2016 compared to $1,899,843 for the first three months of 2015. Capital expenditures relating to on-going operations were $1,317,452 for the three months ended March 31, 2016, compared to $1,793,493 for the three months ended March 31, 2015. We expect total plant additions to be approximately $6.5 million in 2016. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2016, we had approximately $7.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was $3,151,844 and included long-term debt repayments of $675,000, net payments on our revolving credit facility of $2,029,120 and the distribution of $447,724 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2015 was $1,125,343 and included long-term debt repayments of $675,000, payment of loan origination costs of $10,347, net payments on our revolving credit facility of $6,381 and the distribution of $433,615 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,697,232 as of March 31, 2016, with current assets of approximately $5.3 million and current liabilities of approximately $7.0 million, compared to a working capital deficit of $302,463 as of December 31, 2015. The ratio of current assets to current liabilities was 0.76 and 0.96 as of March 31, 2016 and December 31, 2015. The working capital deficit at March 31, 2016 was primarily the result of a reduction in cash to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

At March 31, 2016 and December 31, 2015 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.0875 per share for the first quarter of 2016 and $0.0850 for the first quarter of 2015, which totaled $447,724 for the first quarter of 2016 and $433,615 for the first quarter of 2015.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2016 is 2.30.

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

NEW ULM TELECOM, INC.

Dated: May 16, 2016	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 16, 2016	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer