Form 10-Q
period 2016-06-30
NEW ULM TELECOM INC
filed 2016-08-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The total number of shares of the registrant’s common stock outstanding as of August 15, 2016: 5,139,375.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Local Service	$1,517,625	$1,608,323	$3,061,549	$3,222,117
Network Access	2,768,754	2,766,608	5,706,869	5,838,462
Video	2,356,303	2,278,656	4,640,443	4,472,572
Data	2,651,928	2,492,275	5,230,152	4,928,521
Other Non-Regulated	1,122,081	1,100,323	2,219,919	2,272,130
Total Operating Revenues	10,416,691	10,246,185	20,858,932	20,733,802

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,066,556	1,959,673	4,121,505	3,949,950
Cost of Video	2,013,049	1,919,562	3,995,770	3,886,940
Cost of Data	505,277	540,234	1,011,528	1,065,987
Cost of Other Nonregulated Services	499,556	478,465	918,285	967,707
Depreciation and Amortization	2,446,821	2,470,980	4,882,441	4,901,061
Selling, General and Administrative	1,673,448	1,807,693	3,477,183	3,748,258
Total Operating Expenses	9,204,707	9,176,607	18,406,712	18,519,903

OPERATING INCOME	1,211,984	1,069,578	2,452,220	2,213,899

OTHER (EXPENSE) INCOME
Interest Expense	(352,932)	(370,778)	(728,288)	(730,119)
Interest/Dividend Income	36,321	35,709	74,983	90,861
Interest During Construction	6,815	3,425	12,034	7,907
CoBank Patronage Dividends	-	-	386,843	409,132
Other Investment Income	321,734	86,619	331,361	135,152
Total Other Income (Expense)	11,938	(245,025)	76,933	(87,067)

INCOME BEFORE INCOME TAXES	1,223,922	824,553	2,529,153	2,126,832

INCOME TAXES	514,048	290,779	1,062,246	759,838

NET INCOME	$709,874	$533,774	$1,466,907	$1,366,994

BASIC AND DILUTED
NET INCOME PER SHARE	$0.14	$0.10	$0.29	$0.27

DIVIDENDS PER SHARE	$0.0900	$0.0850	$0.1775	$0.1700

WEIGHTED AVERAGE SHARES OUTSTANDING	5,135,238	5,106,498	5,127,722	5,103,916

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income	$709,874	$533,774	$1,466,907	$1,366,994

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(28,112)	(51,807)	(153,556)	(51,807)
Income Tax Expense Related to Unrealized
Losses on Interest Rate Swaps	11,377	20,966	62,145	20,966
Other Comprehensive Loss	(16,735)	(30,841)	(91,411)	(30,841)

Comprehensive Income	$693,139	$502,933	$1,375,496	$1,336,153

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2016	2015
CURRENT ASSETS:
Cash	$615,693	$551,824
Receivables, Net of Allowance for
Doubtful Accounts of $56,500 and $160,000	1,035,639	1,260,941
Income Taxes Receivable	745,365	701,111
Materials, Supplies, and Inventories	2,307,593	2,511,632
Deferred Income Taxes	843,156	841,309
Prepaid Expenses	779,137	973,289
Total Current Assets	6,326,583	6,840,106

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	19,960,780	21,195,495
Other Investments	7,431,348	7,294,815
Other Assets	57,720	31,098
Total Investments and Other Assets	67,255,197	68,326,757

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	120,115,279	118,037,080
Other Property & Equipment	16,244,383	15,507,380
Video Plant	10,137,064	10,095,596
Total Property, Plant and Equipment	146,496,726	143,640,056
Less Accumulated Depreciation	103,173,389	99,525,661
Net Property, Plant & Equipment	43,323,337	44,114,395

TOTAL ASSETS	$116,905,117	$119,281,258

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2016	2015
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,640,822	$2,640,822
Accounts Payable	1,296,342	1,627,308
Other Accrued Taxes	186,982	175,607
Deferred Compensation	60,301	61,338
Accrued Compensation	1,955,630	2,167,173
Other Accrued Liabilities	376,025	470,321
Total Current Liabilities	6,516,102	7,142,569

LONG-TERM DEBT, Less Current Portion	30,951,527	33,339,153

NONCURRENT LIABILITIES:
Loan Guarantees	217,843	232,771
Deferred Income Taxes	18,330,884	18,391,181
Other Accrued Liabilities	253,450	298,839
Financial Derivative Instruments	184,946	31,390
Deferred Compensation	750,879	774,983
Total Noncurrent Liabilities	19,738,002	19,729,164

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares
Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares
Authorized, 5,139,375 and 5,116,826 Shares Issued
and Outstanding	8,565,625	8,528,043
Accumulated Other Comprehensive Loss	(110,098)	(18,687)
Retained Earnings	51,243,959	50,561,016
Total Stockholders' Equity	59,699,486	59,070,372

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$116,905,117	$119,281,258

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,466,907	$1,366,994
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,912,030	4,929,737
Undistributed Earnings of Other Equity Investments	(326,750)	(83,659)
Noncash Patronage Refund	(96,711)	(114,134)
Distributions from Equity Investments	375,000	-
Stock Issued in Lieu of Cash Payment	117,244	32,662
Changes in Assets and Liabilities:
Receivables	224,638	278,612
Income Taxes Receivable	(44,254)	(322,230)
Inventories	204,039	568
Prepaid Expenses	240,794	(118,687)
Deferred Charges	(25,958)	39,696
Accounts Payable	(245,283)	(1,533,590)
Other Accrued Taxes	11,375	5,940
Other Accrued Liabilities	(351,228)	65,562
Deferred Income Tax	-	(296,766)
Deferred Compensation	(25,141)	(36,824)
Net Cash Provided by Operating Activities	6,436,702	4,213,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,942,349)	(3,081,835)
Other, Net	(103,000)	(158,850)
Net Cash Used in Investing Activities	(3,045,349)	(3,240,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,350,000)	(1,350,000)
Loan Origination Fees	-	(22,826)
Changes in Revolving Credit Facility	(1,067,216)	766,070
Dividends Paid	(910,268)	(867,230)
Net Cash Used in Financing Activities	(3,327,484)	(1,473,986)

NET INCREASE (DECREASE) IN CASH	63,869	(500,790)

CASH at Beginning of Period	551,824	945,087

CASH at End of Period	$615,693	$444,297

Supplemental cash flow information:
Cash paid for interest	$714,510	$649,103
Net cash paid for income taxes	$1,106,500	$1,378,834

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
YEAR ENDED DECEMBER 31, 2015 AND SIX MONTHS ENDED JUNE 30, 2016
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2014	5,101,334	$8,502,223	$-	$49,547,775	$58,049,998

Director's Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,666,155	2,666,155
Dividends				(1,737,094)	(1,737,094)
Unrealized Loss on Interest Rate Swap			(18,687)		(18,687)

BALANCE on December 31, 2015	5,116,826	8,528,043	(18,687)	50,561,016	59,070,372

Director's Stock Plan	12,411	20,685		69,295	89,980
Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				1,466,907	1,466,907
Dividends				(910,268)	(910,268)
Unrealized Loss on Interest Rate Swap			(91,411)		(91,411)

BALANCE on June 30, 2016	5,139,375	$8,565,625	$(110,098)	$51,243,959	$59,699,486

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,647,726 and $3,665,444 for the six months ended June 30, 2016 and 2015. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of June 30, 2016 and December 31, 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2011 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2016 and December 31, 2015 we had no interest or penalties accrued.

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

In April 2015, FASB issued ASU 2015-03, “Interest-Imputation of Interest,” simplifying the presentation of debt issuance costs. ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long-term debt be reflected as a reduction of the outstanding debt balance. Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet. As a result of implementing ASU 2015-03, the Company reclassified $325,481 and $355,070 of unamortized loan fees and costs included in deferred charges and other assets as of June 30, 2016 and December 31, 2015 to long-term debt. $59,178 was allocated to current maturities of long-term debt as of June 30, 2016 and December 31, 2015. $266,303 and $295,892 were allocated to long-term debt as of June 30, 2016 and December 31, 2015. Total assets, as well as total liabilities and shareholders’ equity, were also reduced by $325,481 and $355,070 as of June 30, 2016 and December 31, 2015. There was no impact on the consolidated statements of income or cash flows.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at June 30, 2016 and December 31, 2015.

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

The components of our identified intangible assets are as follows:

		June 30, 2016		December 31, 2015
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$14,222,018	$29,278,445	$13,177,635
Regulatory Rights	15 yrs	4,000,000	2,266,647	4,000,000	2,133,315
Trade Name	3-5 yrs	570,000	399,000	570,000	342,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$16,887,665	$36,848,445	$15,652,950

Net Identified Intangible Assets			$19,960,780		$21,195,495

Amortization expense related to the definite-lived intangible assets was $1,234,715 and $1,235,617 for the six months ended June 30, 2016 and 2015. Amortization expense for the remaining six months of 2016 and the five years subsequent to 2016 is estimated to be:

•	(July 1 – December 31)			-	$1,234,542
•	2017	-	$2,469,083
•	2018	-	$2,355,083
•	2019	-	$2,355,083
•	2020	-	$2,355,083
•	2021	-	$2,355,083

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2016 is 2.30.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At June 30, 2016 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps”, we have entered into an IRSA that effectively fix our interest rates and cover $14.0 million at a weighted average rate of 4.22%, as of June 30, 2016. The remaining debt of $26.0 million ($6.0 million available under the revolving credit facilities and $20.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.46%, as of June 30, 2016.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At June 30, 2016, the fair value liability of the swap was $184,946, which has been recorded net of deferred tax benefit of $74,848, for the $110,098 in accumulated other comprehensive loss.

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

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of June 30, 2016, we have recorded a liability of $217,843 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of June 30, 2016 and December 31, 2015, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2016. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for the discussion relating to commitments and contingencies.

Note 11 – Subsequent Events

On August 3, 2016 the FCC’s Wireline Competition Bureau issued a Public Notice and four reports setting forth its offers of Alternative Connect American Cost Model (A-CAM) support for rural local exchange carriers (RLECs) for the next ten years and associated broadband build-out requirements. See Executive Summary below for a further discussion on A-CAM.

We have evaluated and disclosed all other subsequent events through the filing date of this Quarterly Report on Form 10-Q.

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

Executive Summary

•

On August 3, 2016 the FCC’s Wireline Competition Bureau issued a Public Notice and four reports setting forth its offers of A-CAM support for RLECs for the next ten years and associated broadband build-out requirements. Interested RLECs will have until November 1, 2016 to submit to the Wireline Bureau a “final election letter” confirming their choice to accept the offered model-based support and committing to satisfy the associated broadband build-out obligations. RLECs that are not eligible for the A-CAM support and/or elect to remain on Rate-of-Return support do not have to make a November 1, 2016 filing. NU Telecom has been notified that they qualify for A-CAM support and the Company is currently reviewing its options.

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

•

On June 18, 2015 NU Telecom entered into an IRSA with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under the IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. See Note 5 – “Interest Rate Swaps” for additional information.

•

Net income for the second quarter of 2016 totaled $709,874, which was a $176,100 or 32.99% increase compared to the second quarter of 2015. This increase was primarily due to an increase in other investment income, which is described below.

•

Consolidated revenue for the second quarter of 2016 totaled $10,416,691, which was a $170,506 or 1.66% increase compared to the second quarter of 2015. This increase was primarily due to increases in data and video revenues, partially offset by a decrease in our local service revenue, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2016.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 2,511 or 9.45% for the twelve months ended June 30, 2016 due to the reasons mentioned above.

The expansion of our state-of-the-art; fiber-rich communications network, growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to emphasize the bundling of our products and services. Our customers have the option to bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment options, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment options. We have a state-of-the-art, fiber-rich broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, IPTV and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$1,517,625	$1,608,323	$(90,698)	-5.64%
Network Access	2,768,754	2,766,608	2,146	0.08%
Video	2,356,303	2,278,656	77,647	3.41%
Data	2,651,928	2,492,275	159,653	6.41%
Other	1,122,081	1,100,323	21,758	1.98%
Total Operating Revenues	10,416,691	10,246,185	170,506	1.66%

Cost of Services, Excluding Depreciation and Amortization	5,084,438	4,897,934	186,504	3.81%
Selling, General and Administrative	1,673,448	1,807,693	(134,245)	-7.43%
Depreciation and Amortization Expenses	2,446,821	2,470,980	(24,159)	-0.98%
Total Operating Expenses	9,204,707	9,176,607	28,100	0.31%

Operating Income	$1,211,984	$1,069,578	$142,406	13.31%

Net Income	$709,874	$533,774	$176,100	32.99%

Capital Expenditures	$1,624,897	$1,288,342	$336,555	26.12%

Certain historical numbers have been changed to conform to the current year's presentation.

Telecom Segment
	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$3,061,549	$3,222,117	$(160,568)	-4.98%
Network Access	5,706,869	5,838,462	(131,593)	-2.25%
Video	4,640,443	4,472,572	167,871	3.75%
Data	5,230,152	4,928,521	301,631	6.12%
Other	2,219,919	2,272,130	(52,211)	-2.30%
Total Operating Revenues	20,858,932	20,733,802	125,130	0.60%

Cost of Services, Excluding Depreciation and Amortization	10,047,088	9,870,584	176,504	1.79%
Selling, General and Administrative	3,477,183	3,748,258	(271,075)	-7.23%
Depreciation and Amortization Expenses	4,882,441	4,901,061	(18,620)	-0.38%
Total Operating Expenses	18,406,712	18,519,903	(113,191)	-0.61%

Operating Income	$2,452,220	$2,213,899	$238,321	10.76%

Net Income	$1,466,907	$1,366,994	$99,913	7.31%

Capital Expenditures	$2,942,349	$3,081,835	$(139,486)	-4.53%

Key metrics
Access Lines	24,059	26,570	(2,511)	-9.45%
Video Customers	10,517	10,634	(117)	-1.10%
Broadband Customers	15,403	14,739	664	4.51%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,517,625, which is $90,698 or 5.64% lower in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $3,061,549, which is $160,568 or 4.98% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These decreases were primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,768,754, which is $2,146 or 0.08% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $5,706,869, which is $131,593 or 2.25% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and four communities with our CATV services. Video revenue was $2,356,303, which is $77,647 or 3.41% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $4,640,443, which is $167,871 or 3.75% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our high definition and digital video recording services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,651,928, which is $159,653 or 6.41% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $5,230,152, which is $301,631 or 6.12% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,122,081, which is $21,758 or 1.98% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to an increase in the leasing of our fiber and cable facilities compared to the prior year. Other revenue was $2,219,919, which is $52,211 or 2.30% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to decreases in the sales and installation of CPE compared to the prior year.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,084,438, which is $186,504 or 3.81% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $10,047,088, which is $176,504 or 1.79% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software, partially offset by lower cost of goods sold due to a decrease in the sales of CPE.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,673,448, which is $134,245 or 7.43% lower in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $3,477,183, which is $271,075 or 7.23% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These decreases were primarily due to lower costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,446,821, which is $24,159 or 0.98% lower in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $4,882,441, which is $18,620 or 0.38% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These decreases were primarily due to portions of our legacy telephone network becoming fully depreciated.  These decreases were partially offset by increased depreciation associated with increases in our non-legacy property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $1,211,984, which is $142,406 or 13.31% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was due to an increase in revenues, partially offset by an increase in expenses, all of which are described above. Operating income was $2,452,220, which is $238,321 or 10.76% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due to an increase in revenues and a decrease in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expenses and Other Income

Interest expense was $352,932, which is $17,846 or 4.81% lower in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $728,288, which is $1,831 or 0.25% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These decreases were primarily due to lower outstanding debt balances.

Interest and dividend income was $36,321, which is $612 or 1.71% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest and dividend income was $74,983, which is $15,878 or 17.48% lower in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to a decrease in dividend income earned on our investments.

Other income for the six months ended June 30, 2016 and 2015 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2016 was $386,843, compared to $409,132 allocated and received in 2015. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $321,734, which is $235,115 or 271.44% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $331,361, which is $196,209 or 145.18% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $514,048, which is $223,269 or 76.78% higher in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and was $1,062,246, which is $302,408 or 39.80% higher in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were primarily due to higher pre-tax net income in 2016 compared to 2015. In addition, in the second quarter of 2015, we recognized unrealized tax benefits associated with the Hector Communications Corporation Minnesota tax issue, which was resolved in April 2015 and lowered income tax expense in the second quarter of 2015. The effective income tax rates for the six months ending June 30, 2016 and 2015 were approximately 42.00% and 35.73%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $93,291,835 at June 30, 2016, reflecting 64.0% equity and 36.0% debt. This compares to a capital structure of $95,050,347 at December 31, 2015, reflecting 62.1% equity and 37.9% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.30 times debt to EBITDA as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2016 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2016 we had a working capital deficit of $189,519. However, at June 30, 2016, we also had approximately $6.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of June 30, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$6,436,702	$4,213,881
Investing activities	(3,045,349)	(3,240,685)
Financing activities	(3,327,484)	(1,473,986)
Increase (Decrease) in cash	$63,869	$(500,790)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2016 was $6,436,702, compared to cash generated by operations of $4,213,881 in the first six months of 2015. The increase in cash from operating activities in 2016 was primarily due to the timing of payments for accounts payable and inventories.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2016 was $615,693 compared to $551,824 at December 31, 2015.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $3,045,349 for the first six months of 2016 compared to $3,240,685 for the first six months of 2015. Capital expenditures relating to on-going operations were $2,942,349 for the first six months ended June 30, 2016 compared to $3,081,835 for the first six months ended June 30, 2015. We expect total plant additions to be approximately $6.5 million in 2016. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2016, we had approximately $6.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2016 was $3,327,484 and included long-term debt repayments of $1,350,000, net payments on our revolving credit facility of $1,067,216 and the distribution of $910,268 of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2015 was $1,473,986 and included long-term debt repayments of $1,350,000, payment of loan origination costs of $22,826, draws on our revolving credit facility of $766,070 and the distribution of $867,230 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $189,519 as of June 30, 2016, with current assets of approximately $6.3 million and current liabilities of approximately $6.5 million, compared to a working capital deficit of $302,463 as of December 31, 2015. The ratio of current assets to current liabilities was 0.97 and 0.96 as of June 30, 2016 and December 31, 2015. The working capital deficit at June 30, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

At June 30, 2016 and December 31, 2015 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.09 per share for the second quarter of 2016 and $.0875 per share for the first quarter of 2016, which totaled $462,544 for the second quarter and $447,724 for the first quarter. We declared a quarterly dividend of $.0850 per share for both the first and second quarters of 2015, which totaled $433,615 per quarter for both the first and second quarters.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2016 is 2.30.

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

NEW ULM TELECOM, INC.

Dated: August 15, 2016	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 15, 2016	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer