Form 10-Q
period 2016-09-30
NEW ULM TELECOM INC
filed 2016-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2016

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

The total number of shares of the registrant’s common stock outstanding as of November 14, 2016: 5,139,375.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
OPERATING REVENUES:
Local Service	$1,558,608	$1,578,009	$4,620,157	$4,800,126
Network Access	2,994,837	2,918,571	8,701,706	8,757,033
Video	2,353,013	2,284,803	6,993,456	6,757,375
Data	2,678,796	2,477,400	7,908,948	7,405,921
Other Non-Regulated	1,187,517	1,110,055	3,407,436	3,382,185
Total Operating Revenues	10,772,771	10,368,838	31,631,703	31,102,640

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,935,361	2,017,582	6,056,866	5,967,532
Cost of Video	1,966,977	1,948,991	5,962,747	5,835,931
Cost of Data	563,034	528,349	1,574,562	1,594,336
Cost of Other Nonregulated Services	528,984	422,600	1,447,269	1,390,307
Depreciation and Amortization	2,444,064	2,436,269	7,326,505	7,337,330
Selling, General and Administrative	1,778,564	1,702,508	5,255,747	5,450,766
Total Operating Expenses	9,216,984	9,056,299	27,623,696	27,576,202

OPERATING INCOME	1,555,787	1,312,539	4,008,007	3,526,438

OTHER (EXPENSE) INCOME
Interest Expense	(350,545)	(384,830)	(1,078,833)	(1,114,949)
Interest/Dividend Income	16,641	118,241	91,624	209,102
Interest During Construction	3,334	5,208	15,368	13,115
CoBank Patronage Dividends	-	-	386,843	409,132
Other Investment Income	74,456	98,163	405,817	233,315
Total Other Income (Expense)	(256,114)	(163,218)	(179,181)	(250,285)

INCOME BEFORE INCOME TAXES	1,299,673	1,149,321	3,828,826	3,276,153

INCOME TAXES	545,862	482,715	1,608,108	1,242,553

NET INCOME	$753,811	$666,606	$2,220,718	$2,033,600

BASIC AND DILUTED
NET INCOME PER SHARE	$0.15	$0.13	$0.43	$0.40

DIVIDENDS PER SHARE	$0.0900	$0.0850	$0.2675	$0.2550

WEIGHTED AVERAGE SHARES OUTSTANDING	5,139,375	5,116,826	5,131,606	5,108,219

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Net Income	$753,811	$666,606	$2,220,718	$2,033,600

Other Comprehensive Income/(Loss):
Unrealized Gains/(Losses) on Interest Rate Swap	69,693	(97,996)	(83,863)	(149,803)
Income Tax Benefit Related to Unrealized
(Gains)/Losses on Interest Rate Swap	(28,205)	39,659	33,940	60,625
Other Comprehensive Income/(Loss)	41,488	(58,337)	(49,923)	(89,178)

Comprehensive Income	$795,299	$608,269	$2,170,795	$1,944,422

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	September 30, 2016	December 31, 2015

CURRENT ASSETS:
Cash	$469,410	$551,824
Receivables, Net of Allowance for
Doubtful Accounts of $53,000 and $160,000	1,513,502	1,260,941
Income Taxes Receivable	844,503	701,111
Materials, Supplies, and Inventories	2,069,892	2,511,632
Deferred Income Taxes	842,946	841,309
Prepaid Expenses	583,576	973,289
Total Current Assets	6,323,829	6,840,106

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	19,343,510	21,195,495
Other Investments	7,300,966	7,294,815
Other Assets	66,934	31,098
Total Investments and Other Assets	66,516,759	68,326,757

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	121,126,399	118,037,080
Other Property & Equipment	16,475,206	15,507,380
Video Plant	10,276,000	10,095,596
Total Property, Plant and Equipment	147,877,605	143,640,056
Less Accumulated Depreciation	104,950,865	99,525,661
Net Property, Plant & Equipment	42,926,740	44,114,395

TOTAL ASSETS	$115,767,328	$119,281,258

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2016	December 31, 2015

CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$2,640,822	$2,640,822
Accounts Payable	1,314,314	1,627,308
Other Accrued Taxes	232,231	175,607
Deferred Compensation	59,783	61,338
Accrued Compensation	1,950,641	2,167,173
Other Accrued Liabilities	630,458	470,321
Total Current Liabilities	6,828,249	7,142,569

LONG-TERM DEBT, Less Current Portion	29,477,627	33,339,153

NONCURRENT LIABILITIES:
Loan Guarantees	208,773	232,771
Deferred Income Taxes	18,358,879	18,391,181
Other Accrued Liabilities	26,790	298,839
Financial Derivative Instruments	115,253	31,390
Deferred Compensation	719,516	774,983
Total Noncurrent Liabilities	19,429,211	19,729,164

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares
Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares
Authorized, 5,139,375 and 5,116,826 Shares Issued
and Outstanding	8,565,625	8,528,043
Accumulated Other Comprehensive Loss	(68,610)	(18,687)
Retained Earnings	51,535,226	50,561,016
Total Stockholders' Equity	60,032,241	59,070,372

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$115,767,328	$119,281,258

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,220,718	$2,033,600
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	7,370,889	7,380,901
Undistributed Earnings of Other Equity Investments	(405,439)	(179,030)
Noncash Patronage Refund	(96,711)	(114,134)
Distributions from Equity Investments	575,000	-
Stock Issued in Lieu of Cash Payment	147,238	67,654
Changes in Assets and Liabilities:
Receivables	(248,689)	357,204
Income Taxes Receivable	(143,392)	(432,514)
Inventories	441,740	(760,395)
Prepaid Expenses	406,361	(36,767)
Deferred Charges	(39,708)	34,901
Accounts Payable	(350,017)	(1,456,702)
Other Accrued Taxes	56,624	41,941
Other Accrued Liabilities	(328,444)	257,195
Deferred Income Tax	-	(296,767)
Deferred Compensation	(57,022)	(55,275)
Net Cash Provided by Operating Activities	9,549,148	6,841,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,249,841)	(4,318,878)
Other, Net	(103,000)	(158,850)
Net Cash Used in Investing Activities	(4,352,841)	(4,477,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,025,000)	(2,025,000)
Loan Origination Fees	-	(22,826)
Changes in Revolving Credit Facility	(1,880,909)	620,758
Dividends Paid	(1,372,812)	(1,302,162)
Net Cash Used in Financing Activities	(5,278,721)	(2,729,230)

NET INCREASE (DECREASE) IN CASH	(82,414)	(365,146)

CASH at Beginning of Period	551,824	945,087

CASH at End of Period	$469,410	$579,941

Supplemental cash flow information:
Cash paid for interest	$1,047,309	$1,006,664
Net cash paid for income taxes	$1,751,500	$1,808,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

       YEAR ENDED DECEMBER 31, 2015 AND
      NINE MONTHS ENDED SEPTEMBER 30, 2016

			Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2014	5,101,334	$8,502,223	$-	$49,547,775	$58,049,998

Director's Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,666,155	2,666,155
Dividends				(1,737,094)	(1,737,094)
Other Comprehensive Loss			(18,687)		(18,687)

BALANCE on December 31, 2015	5,116,826	8,528,043	(18,687)	50,561,016	59,070,372

Director's Stock Plan	12,411	20,685		69,295	89,980
Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				2,220,718	2,220,718
Dividends				(1,372,812)	(1,372,812)
Other Comprehensive Loss			(49,923)		(49,923)

BALANCE on September 30, 2016	5,139,375	$8,565,625	$(68,610)	$51,535,226	$60,032,241

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

New Ulm Telecom’s and Sleepy Eye Telephone Company’s settlements from the pools are based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) are based on nationwide average schedules. Access revenues for New Ulm Telecom and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study are reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $5,474,520 and $5,483,905 for the nine months ended September 30, 2016 and 2015. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of September 30, 2016 and December 31, 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2012 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2016 and December 31, 2015 we had no interest or penalties accrued.

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU 2016-13), “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. NU Telecom is required to adopt ASU 2016-13 on January 1, 2020. Early adoption as of January 1, 2019 is permitted. We are evaluating the effects that adoption of ASU 2016-13 will have on our financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense. Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees. The ASU is effective for the Company on January 1, 2019, and early application is permitted. Modified retrospective application is required. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” simplifying the balance sheet classification of deferred taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We expect, upon adoption of this guidance, that our current financial statement classification of deferred tax assets and liabilities will all be classified as noncurrent on our condensed consolidated balance sheet.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” simplifying the presentation of debt issuance costs. ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long-term debt be reflected as a reduction of the outstanding debt balance. Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet. As a result of implementing ASU 2015-03, the Company reclassified $310,686 and $355,070 of unamortized loan fees and costs included in deferred charges and other assets as of September 30, 2016 and December 31, 2015 to long-term debt. $59,178 was allocated to current maturities of long-term debt as of September 30, 2016 and December 31, 2015. $251,508 and $295,892 were allocated to long-term debt as of September 30, 2016 and December 31, 2015. Total assets, as well as total liabilities and shareholders’ equity, were also reduced by $310,686 and $355,070 as of September 30, 2016 and December 31, 2015. There was no impact on the consolidated statements of income or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption as of January 1, 2017 is permitted, however NU Telecom does not intend to adopt early. We are currently evaluating the guidance, developing our implementation plan, and evaluating the impact that ASU 2014-09, as amended, will have on our consolidated financial statements and related disclosures upon adoption.

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

Level 2:    Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quote prices that are observable and market-corroborated inputs that are derived principally from or corroborated by observable market data.

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

We have entered into an interest rate swap agreement with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at September 30, 2016 and December 31, 2015.

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

The components of our identified intangible assets are as follows:

		September 30, 2016		December 31, 2015
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$14,744,122	$29,278,445	$13,177,635
Regulatory Rights	15 yrs	4,000,000	2,333,313	4,000,000	2,133,315
Trade Name	3-5 yrs	570,000	427,500	570,000	342,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$17,504,935	$36,848,445	$15,652,950

Net Identified Intangible Assets			$19,343,510		$21,195,495

Amortization expense related to the definite-lived intangible assets was $1,851,985 and $1,853,425 for the nine months ended September 30, 2016 and 2015. Amortization expense for the remaining three months of 2016 and the five years subsequent to 2016 is estimated to be:

•	(October 1 – December 31)	$617,271
•	2017 -	$2,469,083
•	2018 -	$2,355,083
•	2019 -	$2,355,083
•	2020 -	$2,355,083
•	2021 -	$2,355,083

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at September 30, 2016 is 2.17.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At September 30, 2016 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps”, we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 4.22%, as of September 30, 2016. The remaining debt of $25.3 million ($6.9 million available under the revolving credit facilities and $18.4 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.53%, as of September 30, 2016.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2016, the fair value liability of the swap was $115,253, which has been recorded net of deferred tax benefit of $46,643, for the $68,610 in accumulated other comprehensive loss.

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

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of September 30, 2016, we have recorded a liability of $208,773 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of September 30, 2016 and December 31, 2015, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2016. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for the discussion relating to commitments and contingencies.

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

Executive Summary

•      The Universal Service Fund (USF) was established as part of the Telecommunications Act of 1996 and provides subsidies to telecommunications providers as means of increasing the availability and affordability of advanced telecommunications services. In 2011, significant reform was introduced, including the creation of the Connect America Fund (CAF), to help modernize the USF and promote support of these telecom services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (the “2016 Order”) that adopts the following changes to the USF for rate-of-return carriers:

o Establishes a voluntary cost model;

o Creates specific broadband deployment obligations;

o Provides a mechanism for support of broadband-only deployment;

o Gradually reduces the authorized rate-of-return from 11.25 percent to 9.75 percent;

o Eliminates support in those local areas served by unsubsidized competitors;

o Establishes “glide-path” transition periods for all the new changes; and

o Maintains the $2 billion budget established by the 2011 Transformation Order.

      While the 2011 USF/ICC Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national local exchange carriers (LECs) such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focuses on the rate-of-return carriers, announces specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural telecommunications providers with greater certainty about future support.

      One of the major changes introduced by the 2016 Order is the creation of the Alternative Connect America Cost Model (A-CAM), a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM is voluntary; and rate-of-return carriers may instead choose to continue relying on the legacy support mechanism know as interstate common line support, but now modified and renamed CAF Broadband Loop Support (CAF-BLS). Each carrier must decide which support mechanism to elect, and must choose one or the other, per state.

      On October 12, 2016, NU Telecom elected to move to the A-CAM model as its support mechanism for both its Minnesota and Iowa operations. The Company will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out obligations. Final A-CAM model award numbers have yet to be determined by the FCC.

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

•       On June 18, 2015 NU Telecom entered into an IRSA with CoBank covering $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under the IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. See Note 5 – “Interest Rate Swaps” for additional information.

•      Net income for the third quarter of 2016 totaled $753,811, which was an $87,205 or 13.08% increase compared to the third quarter of 2015. This increase was primarily due to an increase in operating revenues, partially offset by an increase in operating expenses, a decrease in dividend income and an increase in income tax expense.

•      Consolidated revenue for the third quarter of 2016 totaled $10,772,771, which was a $403,933 or 3.90% increase compared to the third quarter of 2015. This increase was primarily due to increases in data, other revenues, network access, and video revenues, partially offset by a decrease in our local service revenue, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2016.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Voice and switched access revenues may also be significantly affected by potential changes in rate regulation at the state and federal levels. We continue to monitor regulatory changes as we believe that rate regulation will continue to be scrutinized and may be subject to change. Access line decreases totaled 2,520 or 9.56% for the twelve months ended September 30, 2016 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$1,558,608	$1,578,009	$(19,401)	-1.23%
Network Access	2,994,837	2,918,571	76,266	2.61%
Video	2,353,013	2,284,803	68,210	2.99%
Data	2,678,796	2,477,400	201,396	8.13%
Other	1,187,517	1,110,055	77,462	6.98%
Total Operating Revenues	10,772,771	10,368,838	403,933	3.90%

Cost of Services, Excluding Depreciation and Amortization	4,994,356	4,917,522	76,834	1.56%
Selling, General and Administrative	1,778,564	1,702,508	76,056	4.47%
Depreciation and Amortization Expenses	2,444,064	2,436,269	7,795	0.32%
Total Operating Expenses	9,216,984	9,056,299	160,685	1.77%

Operating Income	$1,555,787	$1,312,539	$243,248	18.53%

Net Income	$753,811	$666,606	$87,205	13.08%

Capital Expenditures	$1,307,492	$1,237,043	$70,449	5.69%

Telecom Segment
	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$4,620,157	$4,800,126	$(179,969)	-3.75%
Network Access	8,701,706	8,757,033	(55,327)	-0.63%
Video	6,993,456	6,757,375	236,081	3.49%
Data	7,908,948	7,405,921	503,027	6.79%
Other	3,407,436	3,382,185	25,251	0.75%
Total Operating Revenues	31,631,703	31,102,640	529,063	1.70%

Cost of Services, Excluding Depreciation and Amortization	15,041,444	14,788,106	253,338	1.71%
Selling, General and Administrative	5,255,747	5,450,766	(195,019)	-3.58%
Depreciation and Amortization Expenses	7,326,505	7,337,330	(10,825)	-0.15%
Total Operating Expenses	27,623,696	27,576,202	47,494	0.17%

Operating Income	$4,008,007	$3,526,438	$481,569	13.66%

Net Income	$2,220,718	$2,033,600	$187,118	9.20%

Capital Expenditures	$4,249,841	$4,318,878	$(69,037)	-1.60%

Key metrics
Access Lines	23,828	26,348	(2,520)	-9.56%
Video Customers	10,494	10,638	(144)	-1.35%
Broadband Customers	15,548	14,845	703	4.74%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,558,608, which is $19,401 or 1.23% lower in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $4,620,157, which is $179,969 or 3.75% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to the ILECs. Network access revenue was $2,994,837, which is $76,266 or 2.61% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  This increase was primarily due to increased special access circuit revenue, partially offset by lower minutes of use on our network. Network access revenue was $8,701,706, which is $55,327 or 0.63% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,353,013, which is $68,210 or 2.99% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $6,993,456, which is $236,081 or 3.49% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our high definition and digital video recording services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,678,796, which is $201,396 or 8.13% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $7,908,948, which is $503,027 or 6.79% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,187,517, which is $77,462 or 6.98% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $3,407,436, which is $25,251 or 0.75% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were primarily due to an increase in the leasing of our fiber and cable facilities, and an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $4,994,356, which is $76,834 or 1.56% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $15,041,444, which is $253,338 or 1.71% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and higher cost of goods sold due to an increase in the sales of CPE.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,778,564, which is $76,056 or 4.47% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to increased spending on professional and consulting services in the third quarter of 2016. Selling, general and administrative expenses were $5,255,747, which is $195,019 or 3.58% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Despite increased spending in the third quarter of 2016 on professional and consulting services, overall spending on professional and consulting services in the nine months ended September 30, 2016 is lower than the same period in 2015 and was the primary reason selling, general and administrative expenses were lower year-to-date.

Depreciation and Amortization

Depreciation and amortization was $2,444,064, which is $7,795 or 0.32% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was due to increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services. Depreciation and amortization was $7,326,505, which is $10,825 or 0.15% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated.

Operating Income

Operating income was $1,555,787, which is $243,248 or 18.53% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Operating income was $4,008,007, which is $481,569 or 13.66% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Both these increases were primarily due to an increase in revenues, partially offset by an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expenses and Other Income

Interest expense was $350,545, which is $34,285 or 8.91% lower in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $1,078,833, which is $36,116 or 3.24% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were primarily due to lower outstanding debt balances.

Interest and dividend income was $16,641, which is $101,600 or 85.93% lower in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Interest and dividend income was $91,624, which is $117,478 or 56.18% lower in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These decreases were primarily due to a decrease in dividend income earned on our investments.

Other income for the nine months ended September 30, 2016 and 2015 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2016 was $386,843, compared to $409,132 allocated and received in 2015. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $74,456, which is $23,707 or 24.15% lower in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $405,817, which is $172,502 or 73.94% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $545,862, which is $63,147 or 13.08% higher in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and was $1,608,108, which is $365,555 or 29.42% higher in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were primarily due to higher pre-tax net income in 2016 compared to 2015. In addition, in the second quarter of 2015, we recognized unrealized tax benefits associated with the Hector Communications Corporation Minnesota tax issue, which was resolved in April 2015 and lowered income tax expense in 2015. The effective income tax rates for the nine months ending September 30, 2016 and 2015 were approximately 42.00% and 37.93%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $92,150,690 at September 30, 2016, reflecting 65.1% equity and 34.9% debt. This compares to a capital structure of $95,050,347 at December 31, 2015, reflecting 62.1% equity and 37.9% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.17 times debt to EBITDA as defined in the loan documents, which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2016 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2016 we had a working capital deficit of $504,420. However, at September 30, 2016, we also had approximately $6.9 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of September 30, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$9,549,148	$6,841,812
Investing activities	(4,352,841)	(4,477,728)
Financing activities	(5,278,721)	(2,729,230)
Increase (Decrease) in cash	$(82,414)	$(365,146)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2016 was $9,549,148, compared to cash generated by operations of $6,841,812 in the first nine months of 2015. The increase in cash from operating activities in 2016 was primarily due to the timing of payments for accounts payable and inventories, receipt of accounts receivable and distributions from our equity investments.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2016 was $469,410 compared to $551,824 at December 31, 2015.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash used in investing activities was $4,352,841 for the first nine months of 2016 compared to $4,477,728 for the first nine months of 2015. Capital expenditures relating to on-going operations were $4,249,841 for the first nine months ended September 30, 2016 compared to $4,318,878 for the first nine months ended September 30, 2015. We expect total plant additions to be approximately $6.5 million in 2016. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2016, we had approximately $6.9 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2016 was $5,278,721 and included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,880,909 and the distribution of $1,372,812 of dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2015 was $2,729,230 and included long-term debt repayments of $2,025,000, payment of loan origination costs of $22,826, draws on our revolving credit facility of $620,758 and the distribution of $1,302,162 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $504,420 as of September 30, 2016, with current assets of approximately $6.3 million and current liabilities of approximately $6.8 million, compared to a working capital deficit of $302,463 as of December 31, 2015. The ratio of current assets to current liabilities was 0.93 and 0.96 as of September 30, 2016 and December 31, 2015. The working capital deficit at September 30, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

At September 30, 2016 and December 31, 2015 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.09 per share for both the second and third quarters of 2016 and $.0875 per share for the first quarter of 2016, which totaled $462,544 per quarter for the second and third quarters and $447,724 for the first quarter. We declared a quarterly dividend of $.0850 per share in each of the first, second and third quarters of 2015, which totaled $434,932 for the third quarter and $433,615 per quarter for the first and second quarters.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at September 30, 2016 is 2.17.

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

NEW ULM TELECOM, INC.

Dated: November 14, 2016	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 14, 2016	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer