Form 10-K
period 2016-12-31
NEW ULM TELECOM INC
filed 2017-03-15
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2016

  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission File Number: 0-3024

NEW ULM TELECOM, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0440990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27 North Minnesota Street

New Ulm, Minnesota 56073

(Address of principal executive offices)

Registrant's telephone number, including area code:  (507) 354-4111

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $1.66 par value	OTCQB Marketplace

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,914,066. This calculation is based upon the closing price of $7.30 of the stock on June 30, 2016, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 15, 2017, the registrant had 5,139,375 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days of the registrant’s fiscal year ended December 31, 2016.

FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This 2016 Annual Report on Form 10-K and other documents filed by New Ulm Telecom, Inc. (“NU Telecom” or “the Company”) under the federal securities laws, including Form 10-Q and Form 8-K and amendments to those reports, and future verbal or written statements by NU Telecom and its management, may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

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

Website Access to SEC Reports

Our website at www.nutelecom.net provides information about our products and services, along with general information about NU Telecom and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors” to view NU Telecom SEC filings,” or call (844) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including NU Telecom. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the 2017 Proxy Statement and is incorporated by reference. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.      Business

“NU Telecom” or “the Company” refers to New Ulm Telecom, Inc. alone or with its wholly owned subsidiaries as the context requires. When this report uses the words “we,” “our” or “us,” it refers to the Company and its subsidiaries unless the context otherwise requires.

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 111 years of experience in the local telephone exchange and telecommunications business. We operate in one principal business segment: the Telecom Segment.

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

The Telecom Segment operates five ILECs: New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC and two CLECs located in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board at the state level. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2016 we served 23,556 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Germany, New Ulm, Plato, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve approximately 10,532 customers.

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

We receive the majority of our revenues through the following revenue sources:

Data and Transport Services – We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network. The services we offer include scalable high speed broadband Internet access and voice over Internet protocol (VoIP) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. This package bundles local service, calling features, IP business telephones and unified messaging, which integrates multiple technologies into a single system and allows the customer to receive and listed to voice messages through e-mail.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line and Ethernet services to provide high bandwidth across point-to-point and multiple site networks.

Broadband Services – Broadband services include revenue from residential customers for subscriptions to our VoIP, data and video products. We offer high speed internet access depending on the nature of the network facilities that are available, the level of service selected and the location. Our VoIP digital phone service is also available as an alternative to the traditional telephone line. We offer multiple voice services plans with customizable calling features and voicemail. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition (HD) TV, digital video recorders (DVR) and or home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device.

Local Service– We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail.

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

Video – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV TV services and five communities with our CATV services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Other – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories.

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customers place a value on the fact that we are a local company whose goal is to meet our customers’ total communications needs. The success of this vision depends on the following strategies:

•       We market services to our residential customers either individually or as a bundled package. We offer a competitive, multi-service bundle of voice, high-speed Internet and IPTV. Data connections continue to increase as a result of consumer trends towards increased Internet usage and our enhanced product and service offerings.

•       Our consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top content viewing. The availability of faster speeds also complements our wireless home networking (Wi-Fi) that supports our TV everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

•       We tailor our services to commercial customers by developing solutions to fit their specific needs. We provide services to a wide range of commercial customers from sole proprietors and other small businesses to multi-location corporations. Our business suite of services includes local and long-distance calling plans, hosted voice services using network servers, the added capacity for multiple phone lines, scalable broadband Internet, online back up and business directory listings.

•       We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality and a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a vast majority of the customers we serve in our service territories. We manage the potential decline in Telecom network access and local service revenues by offering value-added services such as higher Internet speeds, HD IPTV, DVR services, managed services, customized communications solutions content, along with outstanding customer service as a competitive differentiator.

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

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our communications facilities. In addition, microwave transmission services, wireless communications, fiber-optic/coaxial cable deployment, VoIP, satellite and other services also permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, our businesses have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our businesses have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to of our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our businesses have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 93% of our access lines.

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

Intercarrier Compensation and Federal Universal Service Fund (FUSF) Reform

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

These rules have been clarified in several orders on Reconsideration and have had an impact on our companies by reducing our terminating intercarrier compensation, including intrastate and interstate access charges.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes IXCs and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2016, Telecom network access revenue represented 25.9% of our operating revenue, down from 27.2% for the year ended December 31, 2015.

Universal Service

The FUSF was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

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

For the year ended December 31, 2016, we received an aggregate of $3,634,555 from FUSF, consisting of $40,244 for a combination of high cost loop support and safety net additive, $1,925,483 of Federal common line support and $1,668,828 of CAF support. Our net FUSF in 2016 comprised 8.6% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

Alternative Connect America Cost Model (A-CAM)

The FUSF was established as part of the TA96 and provides subsidies to telecommunications providers as means of increasing the availability and affordability of advanced telecommunications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these telecom services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (2016 Order) that adopts the following changes to the FUSF for rate-of-return carriers:

•         Establishes a voluntary cost model;

•         Creates specific broadband deployment obligations;

•         Provides a mechanism for support of broadband-only deployment;

•         Gradually reduces the authorized rate-of-return from 11.25 percent to 9.75 percent;

•         Eliminates support in those local areas served by unsubsidized competitors;

•         Establishes “glide-path” transition periods for all the new changes; and

•         Maintains the $2 billion budget established by the 2011 Transformation Order.

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focuses on the rate-of-return carriers, announces specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural telecommunications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order is the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM is voluntary; and rate-of-return carriers may instead choose to continue relying on the legacy support mechanism known as interstate common line support (ICLS), but now modified and renamed CAF Broadband Loop Support (CAF-BLS). Each carrier must decide which support mechanism to elect, and must choose one or the other, per state.

In our Form 10-Q for the quarter ended September 30, 2016, NU Telecom disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. NU Telecom will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of NU Telecom’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, NU Telecom notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, NU-Telecom would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments. In 2016 NU Telecom received $1,965,727 under the former ICLS program and $1,747,432 in 2015.

Privacy and Data Security Regulation

The FCA34 generally restricts the nonconsensual collection and disclosure to third parties of telecommunication company customers’ personally identifiable information by telecommunication companies, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide protections for customer proprietary network information (CPNI) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband Internet service providers. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alleged privacy and data security violations.

The Federal Trade Commission exercises authority over privacy protections, generally, using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to customers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss of unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements on website operators and online services. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online.

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

Network Architecture and Technology

We have made significant investments in our technologically advanced telecommunications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers. As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve. Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services. Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customer’s homes and businesses.

Our networks are supported by advanced switches, with a fiber network connecting our exchanges. We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes. In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links. In addition, this fiber infrastructure provides the connectivity required to provide video service, Internet and long-distance services to residential and commercial customers. Our fiber network utilizes fiber-to-the-home and fiber-to-the-node networks to offer bundled residential and commercial services.

We operate fiber networks which we own for fiber network access. At December 31, 2016, our fiber-optic network consisted of approximately 1,305 route miles, including 805 transport route miles and 500 local route miles.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth. In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.

Environmental Regulation

We are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. We could be subject to environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in compliance with all applicable environmental laws and regulations.

Employees

As of March 1, 2017 we had 132 full-time equivalent employees dedicated to NU Telecom operations. In addition, as of March 1, 2017 we had an additional 13 full-time equivalent employees that are employed by NU Telecom but are dedicated to IES. IES is a minority equity subsidiary of NU Telecom and NU Telecom acts as the managing entity for IES.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2017, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer– NU Telecom	59

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officerand Corporate Secretary –NU Telecom	60

Curtis O. Kawlewski	Chief Financial Officer and Treasurer– NU Telecom	50

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

Item 2.      Properties

Our business is primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2016, our gross property, plant and equipment totaled $149,694,305 (net balance of $42,926,633).

Our corporate headquarters are located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, CPE and connections, pole lines, towers, remote terminals, aerial and underground cable and wire facilities and associated outside plant for use in providing our services, telephone switches, fiber-optic networks and communications network equipment, vehicles, furniture and fixtures, computers and other equipment. Our extensive fiber-optic network is primarily owned by us, but we also have indefeasible rights to use and long-term leasing commitments to complement our owned network. We also own various communications equipment that we lease to subscribers.

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NULM." As of March 1, 2017 there were 1,342 registered stockholders and approximately 1,360 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTCQB Marketplace during 2016 and 2015. The OTCQB Marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2016			2015
	High	Low		High	Low
1st quarter	7.35	6.91	1st quarter	7.90	6.91
2nd quarter	7.45	6.99	2nd quarter	7.48	7.02
3rd quarter	8.00	7.25	3rd quarter	8.00	7.00
4th quarter	9.685	7.28	4th quarter	7.70	6.89

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Dividends and Restrictions

We declared a quarterly dividend of $.09 per share for the second, third and fourth quarters of 2016 and $.0875 per share for the first quarter of 2016, which totaled $462,544 per quarter for the second, third and fourth quarters and $447,724 for the first quarter. We declared a quarterly dividend of $0.0850 per share for each of the four quarters ending December 31, 2015, which totaled $434,932 per quarter for the third and fourth quarters and $433,615 per quarter for the first and second quarters. A quarterly cash dividend of $.095 per share will be paid on March 15, 2017 to stockholders of record at the close of business on March 6, 2017.

We expect to continue to pay quarterly dividends during 2017, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2016 is 2.14.

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

Executive Summary

Highlights:

•         The FUSF was established as part of the TA96 and provides subsidies to telecommunications providers as means of increasing the availability and affordability of advanced telecommunications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these telecom services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued the 2016 Order that adopts the following changes to the FUSF for rate-of-return carriers:

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focuses on the rate-of-return carriers, announces specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural telecommunications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order is the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM is voluntary; and rate-of-return carriers may instead choose to continue relying on the legacy support mechanism known as ICLS, but now modified and renamed CAF-BLS. Each carrier must decide which support mechanism to elect, and must choose one or the other, per state.

In our Form 10-Q for the quarter ended September 30, 2016, NU Telecom disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. NU Telecom will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of NU Telecom’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, NU Telecom notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, NU-Telecom would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments. In 2016 NU Telecom received $1,965,727 under the former ICLS program and $1,747,432 in 2015.

•        On June 18, 2015 NU Telecom entered into an Interest Rate Swap Agreement (IRSA) with CoBank covering (i) $14.0 million of our aggregate indebtedness to CoBank effective June 18, 2015. This swap effectively locks in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of this IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. See Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

•        On December 1, 2015 the Minnesota State Department of Employment and Economic Development (DEED) announced NU Telecom as one of the companies that will receive state grants for broadband development. The State announced a total of $11 million in grants through the Border-to-Border Broadband Development Grant Program. The winners came out of a pool of 44 grant applicants requesting more than $29 million. NU Telecom will receive $115,934 of the $244,125, or 47.5%, of the total project costs to build fiber connections to 24 homes and businesses in an area northeast of Goodhue. NU Telecom completed the project in late 2016. At December 31, 2016 the Company has received $7,310 and recorded a grant receivable of $108,624.

•        Net income in 2016 totaled $2,854,487, which was a $188,332, or 7.1% increase compared to 2015. This increase was primarily due to increases in revenues and other investment income, a decrease in interest expense, partially offset by an increase in operating expenses, all of which are described below.

•         Consolidated revenue for 2016 totaled $42,319,146, which was a $635,078 or 1.5% increase compared to 2015. This increase was due to increases in data, video and other revenues, offset by decreases in our network access and local service revenues, all of which are described below.

Business Trends

Included below is a synopsis of trends management believes will continue to affect our business in 2017.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line decreases totaled 2,443 or 9.4% in 2016 compared to 2015 due to the reasons mentioned above.

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

Financial results for the Telecom Segment for the years ended December 31, 2016 and 2015 are included below:

	2016	2015	Increase (Decrease)
Operating Revenues
Local Service	$5,863,723	$6,222,432	$(358,709)	-5.8%
Network Access	10,949,763	11,348,750	(398,987)	-3.5%
Video	9,381,142	9,056,684	324,458	3.6%
Data	11,605,733	10,620,497	985,236	9.3%
Other	4,518,785	4,435,705	83,080	1.9%
Total Operating Revenues	42,319,146	41,684,068	635,078	1.5%

Cost of Services, Excluding Depreciation and Amortization	20,092,524	19,737,392	355,132	1.8%
Selling, General and Administrative	7,053,795	7,157,376	(103,581)	-1.4%
Depreciation and Amortization Expenses	9,763,934	9,747,667	16,267	0.2%
Total Operating Expenses	36,910,253	36,642,435	267,818	0.7%

Operating Income	$5,408,893	$5,041,633	$367,260	7.3%

Net Income	$2,854,487	$2,666,155	$188,332	7.1%

Capital Expenditures	$5,725,287	$5,673,113	$52,174	0.9%

Key metrics
Access Lines	23,556	25,999	(2,443)	-9.4%
Video Customers	10,532	10,637	(105)	-1.0%
Broadband Customers	15,763	15,009	754	5.0%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $5,863,723, which is $358,709 or 5.8% lower in 2016 than in 2015. This decrease was primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $10,949,763, which is $398,987 or 3.5% lower in 2016 than in 2015. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $9,381,142, which is $324,458 or 3.6% higher in 2016 than in 2015. This increase was primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our HD and DVR services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $11,605,733 which is $985,236 or 9.3% higher in 2016 than in 2015. This increase was primarily due to an increase in data customers and increased managed services revenue. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,518,785, which is $83,080 or 1.9% higher in 2016 than in 2015. This increase was primarily due to an increase in the leasing of our fiber and cable facilities, and an increase in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $20,092,524, which is $355,132 or 1.8% higher in 2016 than in 2015. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and higher cost of goods sold due to an increase in the sales of CPE.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,053,795, which is $103,581 or 1.4% lower in 2016 than in 2015. This decrease was primarily due to lower costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $9,763,934, which is $16,267 or 0.2% higher in 2016 than in 2015. This increase was primarily due to increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services. This increase was partially offset by portions of our legacy network becoming fully depreciated.

Operating Income

Operating income was $5,408,893, which is $367,260 or 7.3% higher in 2016 than in 2015. This increase was primarily due to an increase in revenues, partially offset by increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 37 (for discussion below)

Other Income and Interest Expense

Other income in 2016 and 2015 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2016 was $386,843, compared to $409,132 allocated and received in 2015. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income decreased $132,281 in 2016 compared to 2015. This decrease was primarily due to a decrease in dividend income earned on our investments.

Interest expense decreased $76,111 in 2016 compared to 2015. This decrease was primarily due to lower outstanding debt balances.

Other investment income increased $194,825 in 2016 compared to 2015. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense increased by $303,851 in 2016 compared to 2015 as we recorded income tax expense of $2,033,140 in 2016 and $1,729,289 in 2015. The increase in income taxes was primarily due to higher pre-tax net income in 2016 compared to 2015. In addition, in the second quarter of 2015, we recognized unrealized tax benefits associated with the Hector Communications Corporation Minnesota tax issue, which was resolved in April 2015 and lowered income tax expense in 2015. The effective income tax rate was 41.60% and 39.34% for 2016 and 2015. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $91,872,382 at December 31, 2016, reflecting 65.6% equity and 34.4% debt. This compares to a capital structure of $95,050,347 at December 31, 2015, reflecting 62.1% equity and 37.9% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.14 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2016 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2016 we had a working capital deficit of $2,827,419. However, at December 31, 2016, we also had approximately $7.4 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2016	2015	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$12,186,427	$10,548,774	$1,637,653	15.52%
Investing activities	(5,861,514)	(5,872,691)	$11,177	0.19%
Financing activities	(6,260,623)	(5,069,346)	$(1,191,277)	-23.50%
Increase (decrease) in cash	$64,290	$(393,263)	$457,553	116.35%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2016 was $12,186,427, compared to cash generated by operations of $10,548,774 in 2015. The increase in cash flows from operating activities in 2016 was primarily due to the timing of payments for accounts payable and inventories and receipt of accounts receivable.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2016 was $616,114, compared to $551,824 at December 31, 2015.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $5,861,514 for the year ended December 31, 2016, compared to $5,872,691 used in investing activities in 2015. Capital expenditures relating to on-going operations were $5,725,287 in 2016 and $5,673,113 in 2015. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2016, we had approximately $7.4 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2016 was $6,260,623. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $2,400,267 and the distribution of $1,835,356 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2015 was $5,069,346. This included long-term debt repayments of $2,700,000, payment of loan origination costs of $22,826, payments on our revolving credit facility of $609,426 and the distribution of $1,737,094 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $2,827,419 as of December 31, 2016, with current assets of approximately $5.5 million and current liabilities of approximately $8.3 million, compared to a working capital deficit of $1,143,772 as of December 31, 2015. The ratio of current assets to current liabilities was 0.66 and 0.84 as of December 31, 2016 and 2015. The working capital deficit as of December 31, 2016 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2016, were $28,534,778 (excluding long-term loan origination fees),  net of current debt maturities of $3,375,000 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2015, were $33,635,045 (excluding long-term loan origination fees), net of current debt maturities of $2,700,000 (excluding short-term loan origination fees).

    MLA RX0583

●          RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $1,634,778 on this revolving note as of December 31, 2016.

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

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K,  we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 4.22%, as of December 31, 2016. The remaining debt of $25.3 million ($7.4 million available under the revolving credit facilities and $17.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.77%, as of December 31, 2016.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At December 31, 2016, we were in compliance with all financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2016 is 2.14.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2016 Annual Report on Form 10-K are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2016.

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

The FUSF was established as part of the TA96 and provides subsidies to telecommunications providers as means of increasing the availability and affordability of advanced telecommunications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these telecom services in the nation’s high cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued the 2016 Order that adopts the following changes to the FUSF for rate-of-return carriers:

•         Establishes a voluntary cost model;

•         Creates specific broadband deployment obligations;

•         Provides a mechanism for support of broadband-only deployment;

•         Gradually reduces the authorized rate-of-return from 11.25 percent to 9.75 percent;

•         Eliminates support in those local areas served by unsubsidized competitors;

•         Establishes “glide-path” transition periods for all the new changes; and

•         Maintains the $2 billion budget established by the 2011 Transformation Order.

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high cost support mechanisms for the price cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focuses on the rate-of-return carriers, announces specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural telecommunications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order is the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM is voluntary; and rate-of-return carriers may instead choose to continue relying on the legacy support mechanism known as ICLS, but now modified and renamed CAF-BLS. Each carrier must decide which support mechanism to elect, and must choose one or the other, per state.

In our Form 10-Q for the quarter ended September 30, 2016, NU Telecom disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. NU Telecom will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of NU Telecom’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, NU Telecom notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, NU Telecom would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments. In 2016, NU Telecom received $1,965,727 under the former ICLS program and $1,747,432 in 2015.

We derive revenues from the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $43,200 and $160,000 as of December 31, 2016 and 2015.

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

We have entered into an IRSA with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

In 2016 and 2015, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2016 and 2015, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2016 DCF model include the following:

•       A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•       A 2.00% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of the goodwill was $39,805,349 as of December 31, 2016 and 2015.

In 2016, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches that were used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $15.3 million, which indicated that we had no impairment as of December 31, 2016. In addition, in 2016, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $13.8 million, which indicated that we had no impairment as of December 31, 2016. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of December 31, 2016 and 2015.

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

As of December 31, 2016 and 2015 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate. A petition related to HCC’s 2006 Minnesota tax return was previously filed in Minnesota Tax Court. The matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2012 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2016 and 2015 we had no interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2016.

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

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Ulm Telecom, Inc.

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. New Ulm Telecom, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of New Ulm Telecom, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.

Roseville, Minnesota

March 15, 2017

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
OPERATING REVENUES:
Local Service	$5,863,723	$6,222,432
Network Access	10,949,763	11,348,750
Video	9,381,142	9,056,684
Data	11,605,733	10,620,497
Other	4,518,785	4,435,705
Total Operating Revenues	42,319,146	41,684,068

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	8,092,935	8,027,308
Cost of Video	7,933,672	7,802,768
Cost of Data	2,121,067	2,085,956
Cost of Other Nonregulated Services	1,944,850	1,821,360
Depreciation and Amortization	9,763,934	9,747,667
Selling, General, and Administrative	7,053,795	7,157,376
Total Operating Expenses	36,910,253	36,642,435

OPERATING INCOME	5,408,893	5,041,633

OTHER INCOME (EXPENSE):

Interest During Construction	26,229	17,672
CoBank Patronage Dividends	386,843	409,132
Interest Income	91,942	224,223
Interest Expense	(1,425,527)	(1,501,638)
Other Investment Income	399,247	204,422
Total Other Income (Expense)	(521,266)	(646,189)

INCOME BEFORE INCOME TAXES	4,887,627	4,395,444

INCOME TAXES	2,033,140	1,729,289

NET INCOME	$2,854,487	$2,666,155

BASIC AND DILUTED NET INCOME PER SHARE	$0.56	$0.52

DIVIDENDS PER SHARE	$0.3575	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING	5,133,548	5,110,371

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
NET INCOME	$2,854,487	$2,666,155

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized Gain (Loss) on Interest Rate Swaps	8,578	(31,390)
Income Tax Benefit (Expense) Related to Unrealized Gain (Loss) on Interest Rate Swaps	(3,471)	12,703
OTHER COMPREHENSIVE GAIN (LOSS)	5,107	(18,687)

COMPREHENSIVE INCOME	$2,859,594	$2,647,468

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015

ASSETS

	2016	2015
CURRENT ASSETS:
Cash	$616,114	$551,824
Receivables, Net of Allowance for Doubtful Accounts of $43,200 and $160,000	2,232,571	1,260,941
Income Taxes Receivable	27,559	701,111
Materials, Supplies, and Inventories	1,860,157	2,511,632
Prepaid Expenses	724,891	973,289
Total Current Assets	5,461,292	5,998,797

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	18,726,239	21,195,495
Other Investments	7,345,680	7,294,815
Deferred Charges and Other Assets	66,165	31,098
Total Investments and Other Assets	65,943,433	68,326,757

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	122,571,148	118,037,080
Other Property & Equipment	16,801,894	15,507,380
Video Plant	10,321,263	10,095,596
Total Property, Plant and Equipment	149,694,305	143,640,056
Less Accumulated Depreciation	106,767,672	99,525,661
Net Property, Plant & Equipment	42,926,633	44,114,395

TOTAL ASSETS	$114,331,358	$118,439,949

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2016 AND 2015

LIABILITIES AND STOCKHOLDERS' EQUITY

	2016	2015
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,315,822	$2,640,822
Accounts Payable	2,378,736	1,627,308
Other Accrued Taxes	180,215	175,607
Deferred Compensation	59,264	61,338
Accrued Compensation	1,908,212	2,167,173
Other Accrued Liabilities	446,462	470,321
Total Current Liabilities	8,288,711	7,142,569

LONG-TERM DEBT, Less Current Portion	28,298,064	33,339,153

NONCURRENT LIABILITIES:
Loan Guarantees	213,802	232,771
Deferred Income Taxes	16,314,431	17,549,872
Other Accrued Liabilities	233,147	298,839
Financial Derivative Instruments	22,812	31,390
Deferred Compensation	701,895	774,983
Total Noncurrent Liabilities	17,486,087	18,887,855

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,139,375 and 5,116,826 Shares Issued and Outstanding	8,565,625	8,528,043
Accumulated Other Comprehensive Loss	(13,580)	(18,687)
Retained Earnings	51,706,451	50,561,016
Total Stockholders' Equity	60,258,496	59,070,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,331,358	$118,439,949

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,854,487	$2,666,155
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,823,112	9,806,033
Undistributed Earnings of Other Equity Investment	(413,850)	(166,445)
Noncash Patronage Refund	(96,711)	(114,134)
Stock Issued in Lieu of Cash Payment	172,232	97,660
Distributions from Equity Investments	576,954	200,000
Changes in Assets and Liabilities:
Receivables	(1,000,739)	200,863
Income Taxes Receivable	673,552	146,782
Materials, Supplies, and Inventories	651,475	(283,707)
Prepaid Expenses	240,052	(246,577)
Deferred Charges and Other Assets	(5,958)	34,901
Accounts Payable	369,800	(1,057,485)
Other Accrued Taxes	4,608	(5,211)
Other Accrued Liabilities	(348,512)	438,003
Deferred Income Tax	(1,238,913)	(1,094,326)
Deferred Compensation	(75,162)	(73,738)
Net Cash Provided by Operating Activities	12,186,427	10,548,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,725,287)	(5,673,113)
Other, Net	(136,227)	(199,578)
Net Cash Used in Investing Activities	(5,861,514)	(5,872,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,025,000)	(2,700,000)
Loan Origination Fees	-	(22,826)
Changes in Revolving Credit Facility	(2,400,267)	(609,426)
Dividends Paid	(1,835,356)	(1,737,094)
Net Cash Used in Financing Activities	(6,260,623)	(5,069,346)

NET INCREASE (DECREASE) IN CASH	64,290	(393,263)

CASH at Beginning of Period	551,824	945,087

CASH at End of Period	$616,114	$551,824

Supplemental cash flow information:
Cash paid for interest	$1,340,120	$1,387,157
Net cash paid for income taxes	$2,598,500	$2,676,833

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2014	5,101,334	$8,502,223	$-	$49,547,775	$58,049,998

Directors Stock Plan	15,492	25,820		84,180	110,000
Net Income				2,666,155	2,666,155
Dividends				(1,737,094)	(1,737,094)
Unrealized Loss on Interest Rate Swap			(18,687)		(18,687)
BALANCE on December 31, 2015	5,116,826	8,528,043	(18,687)	50,561,016	59,070,372

Directors Stock Plan	12,411	20,685		69,295	89,980
Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				2,854,487	2,854,487
Dividends				(1,835,356)	(1,835,356)
Unrealized Gain on Interest Rate Swap			5,107		5,107
BALANCE on December 31, 2016	5,139,375	$8,565,625	$(13,580)	$51,706,451	$60,258,496

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

One of the major changes introduced by the 2016 Order is the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM is voluntary; and rate-of-return carriers may instead choose to continue relying on the legacy support mechanism known as ICLS, but now modified and renamed CAF-BLS. Each carrier must decide which support mechanism to elect, and must choose one or the other, per state. See page 14 for a further discussion of the A-CAM.

We derive revenues from the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Receivables

As of December 31, 2016 and 2015, our consolidated receivables totaled $2,232,571 and $1,260,941, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2016 and 2015 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2016	2015

Balance at beginning of year	$160,000	$60,500
Additions charged to costs and expenses	63,227	333,217
Accounts written off	(180,027)	(233,717)
Balance at end of year	$43,200	$160,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2016 and 2015 was $1,860,157 and $2,511,632.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2016 and 2015, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

We have entered into an IRSA with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2016.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 3 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,805,349 as of December 31, 2016 and 2015. In the fourth quarter of 2016 and 2015 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2016 and 2015.

Investments and Other Assets

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 13 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a listing of our investments. Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2016. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $251,939 and $238,132 in 2016 and 2015.

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

Earnings And Dividends Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted EPS are based on our weighted average number of shares outstanding of 5,133,548 and 5,110,371 for the periods ended December 31, 2016 and 2015.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” simplifying the balance sheet classification of deferred taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. As a result of implementing ASU 2015-17, the Company reclassified $841,309 of current deferred income tax assets as of December 31, 2015 to non-current liabilities. Total assets as well as total liabilities and shareholders’ equity were also reduced by $841,309 as of December 31, 2015. There was no impact on the consolidated statement of income or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” simplifying the presentation of debt issuance costs. ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long-term debt be reflected as a reduction of the outstanding debt balance. Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet. As a result of implementing ASU 2015-03, the Company reclassified $295,892 and $355,070 of unamortized loan fees and costs included in deferred charges and other assets as of December 31, 2016 and 2015 to long-term debt. $59,178 was allocated to current maturities of long-term debt as of December 31, 2016 and 2015. $236,714 and $295,892 were allocated to long-term debt as of December 31, 2016 and 2015. Total assets, as well as total liabilities and shareholders’ equity, were also reduced by $295,892 and $355,070 as of December 31, 2016 and December 31, 2015. There was no impact on the consolidated statements of income or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period, at which point we plan to adopt the standard. The FASB allows two adoption methods under ASC 606. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to initial customer set-up and installation charges and additional customer acquisition costs. We believe the requirement to defer such costs under the new standard will not result in a significant change to our results.

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2016 and 2015, include the following:

	2016	2015
Telecommunications Plant:
Land	$494,082	$494,082
Buildings	8,947,763	8,947,763
Other Support Assets	12,819,431	12,260,021
Central Office and Circuit Equipment	47,429,580	45,903,679
Cable and Wire Facilities	50,845,827	49,690,473
Other Plant and Equipment	404,883	404,883
Plant Under Construction	1,629,582	336,179
	122,571,148	118,037,080
Other Property	16,801,894	15,507,380
Video Plant	10,321,263	10,095,596
Total Property, Plant and Equipment	$149,694,305	$143,640,056

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,294,678 and $7,276,434 in 2016 and 2015. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2016 and 2015 were 4.9% and 5.1%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 3 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at December 31, 2016 and 2015.

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

In 2016 and 2015, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2016 and 2015, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

		December 31, 2016		December 31, 2015
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$15,266,227	$29,278,445	$13,177,635
Regulatory Rights	15 yrs	4,000,000	2,399,979	4,000,000	2,133,315
Trade Name	3-5 yrs	570,000	456,000	570,000	342,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$18,122,206	$36,848,445	$15,652,950
Net Identified Intangible Assets			$18,726,239		$21,195,495

Amortization expense related to the definite-lived assets was $2,469,256 for 2016 and $2,471,233 for 2015. Amortization expense for the next five years is estimated to be:

2017	$2,469,083
2018	$2,355,083
2019	$2,355,083
2020	$2,355,083
2021	$2,355,038

NOTE 4 - LONG-TERM DEBT

We have a credit facility with CoBank. Under the credit facility, we entered into a master loan agreement (MLA) and a series of supplements to the respective MLA.

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

Secured Credit Facility:

MLA RX0583

●          RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $1,634,778 on this revolving note as of December 31, 2016.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2016 is 2.14.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios and tests include total leverage ratio, debt service coverage ratio, equity to total assets ratio, fixed coverage ratio and maximum annual capital expenditures tests. At December 31, 2016 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Long-term debt is as follows:

	2016	2015

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $675,000 (beginning on March 31, 2015), plus a notional variable rate of interest through December 31, 2021.	$30,275,000	$32,300,000

Secured seven-year revolving credit facility of up to $9,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2021.	1,634,778	4,035,045
Less: Unamortized Loan Fees	(295,892)	(355,070)
	31,613,886	35,979,975
Less: Amount due within one year	3,375,000	2,700,000
Less: Current Portion of Unamortized Loan Fees	(59,178)	(59,178)
Total Long Term Debt	$28,298,064	$33,339,153

Required principal payments are as follows:

2017	$3,375,000
2018	$2,700,000
2019	$2,700,000
2020	$2,700,000
2021	$20,434,778

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 4.22%, as of December 31, 2016. The remaining debt of $25.3 million ($7.4 million available under the revolving credit facilities and $17.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.77%, as of December 31, 2016.

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

To meet this objective, on June 18, 2015 we entered into an IRSA with CoBank covering $14.0 million of our aggregate indebtedness to CoBank. This swap effectively locked in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of December 31, 2016 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T3A	06/29/2018	$14,000,000	4.22% (LIBOR Rate of 1.22% plus 3.00% LIBOR Margin)

(1)     As described in Note 4 – “Long-Term Debt” to the 2016 Consolidated Financial Statements on Form 10-K, the note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our IRSA under our credit facilities qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2016, the fair value liability of the swap was $22,812, which has been recorded net of deferred tax benefit of $9,232, for the $13,580 in accumulated other comprehensive loss. At December 31, 2015, the fair value liability of the swap was $31,390, which has been recorded net of deferred tax benefit of $12,703, for the $18,687 in accumulated other comprehensive loss.

NOTE 6 – INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2016	2015
Taxes currently payable
Federal	$2,582,782	$2,085,226
State	685,800	619,588
Deferred Income Taxes	(1,235,442)	(975,525)
Total Income Tax Expense (Benefit)	$2,033,140	$1,729,289

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance Beginning of Year	$-	$281,363
Net Increases
Prior Period Tax Positions	-	-
Net Decreases
Prior Period Tax Positions	-	(118,030)
Settlements	-	(163,333)
Balance at End of Year	$-	$-

As of December 31, 2016 we had no unrecognized tax benefits. A petition related to HCC’s 2006 Minnesota tax return was previously filed in Minnesota Tax Court. This matter was resolved in April 2015.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2012 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2016 and 2015, we had no interest or penalty accrued.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2016	2015

Statutory Tax Rate	35.00%	35.00%
Effect of:
Surtax Exemption	(1.00)	(1.00)
State Income Taxes Net of Federal Tax Benefit	7.60	7.14
Uncertain Tax Positions	-	(1.58)
Permanent Differences and Other, Net	-	(0.22)
Effective tax rate	41.60%	39.34%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2016	2015
Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(636,600)	$(634,958)
Other	(93,639)	(206,351)
Fixed Assets	10,143,817	10,489,965
Intangible Assets	6,335,077	7,316,252
Deferred Compensation	(306,810)	(312,381)
Partnership Basis	872,586	897,345
Total Deferred Tax Liability	$16,314,431	$17,549,872

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which amends the guidance requiring companies to simplify the classification of deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. The accounting guidance simplifies the presentation of deferred income taxes by classifying deferred tax liabilities and assets as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of 2017, but the Company has elected to adopt this guidance retrospectively as of December 31, 2016. As a result the Company has classified all deferred tax liabilities and assets as non-current in the consolidated Balance Sheet at December 31, 2016.

NOTE 7 – RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $511,751 and $484,636 in 2016 and 2015.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

We did not experience any changes to material contractual obligations in the year ended December 31, 2016. Our capital budget for 2017 is approximately $8.4 million and will be financed through internally generated funds.

NOTE 9 – NONCASH INVESTING ACTIVITIES

Noncash investing activities included $455,166 and $73,538 during the years ended December 31, 2016 and 2015. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 10 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 13 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NOTE 11 – GUARANTEES

NU Telecom has guaranteed a ten-year loan owed by Fibercomm, LC maturing on September 30, 2021. As of December 31, 2016, we have recorded a liability of $213,802 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 12 – DEFERRED COMPENSATION

As of December 31, 2016 and 2015, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Total revenues from transactions with affiliates were $1,105,201 and $1,002,348 for 2016 and 2015. Total expenses from transactions with affiliates were $505,572 and $374,667 for 2016 and 2015.

NOTE 15 – SUBSEQUENT EVENTS

See “Executive Summary” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion relating to A-CAM.

On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. NU Telecom expects the projects to begin the spring of 2017. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED.

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $.095 per share, payable on March 15, 2017 to stockholders of record at the close of business on March 6, 2017.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 25, 2017 are incorporated by reference into this Form 10-K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2016, the last day of the Company fiscal year.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2017 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2017 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.   Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2017 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.    Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2017 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2017 Proxy Statement and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2017 Proxy Statement and is incorporated by reference.

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

Item 15.    Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	36

	Consolidated Statements of Income for the Years Ended December 31, 2016 and 2015	37

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016 and 2015	38

	Consolidated Balance Sheets as of December 31, 2016 and 2015	39-40

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	41

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2016 and 2015	42

	Notes to Consolidated Financial Statements	43-59

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required
	information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2017	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 15, 2017
Perry Meyer, Chairman of the Board

/s/ Bill D. Otis	March 15, 2017
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 15, 2017
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Duane D. Lambrecht	March 15, 2017
Duane Lambrecht, Director

/s/ Dennis E. Miller	March 15, 2017
Dennis Miller, Director

/s/ Wesley E. Schultz	March 15, 2017
Wesley E. Schultz, Director

/s/ Colleen R. Skillings	March 15, 2017
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 15, 2017
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on August 14, 2013)
3.2	Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q (File No. 0-3024) filed on November 12, 2013)
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

Waiver and Consent dated as of November 30, 2015 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 10-K for the year ended December 31, 2015)

10.15+

New Ulm Telecom, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015 for the Annual Meeting of Shareholders held on May 28, 2015

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

 +Management compensation plan or arrangement required to be filed as an exhibit