Form 10-Q
period 2017-03-31
NEW ULM TELECOM INC
filed 2017-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer  ☒Smaller reporting company

☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The total number of shares of the registrant’s common stock outstanding as of May 15, 2017: 5,147,397.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2017	2016
OPERATING REVENUES:
Local Service	$1,491,386	$1,483,041
Network Access	1,662,644	1,891,729
Video	2,370,575	2,284,140
Data	3,033,301	2,789,272
A-CAM/FUSF	2,032,193	896,221
Other Non-Regulated	1,039,030	1,097,838
Total Operating Revenues	11,629,129	10,442,241

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,049,470	2,054,949
Cost of Video	2,056,672	1,982,721
Cost of Data	548,412	506,251
Cost of Other Nonregulated Services	491,888	418,729
Depreciation and Amortization	2,433,761	2,435,620
Selling, General and Administrative	1,904,628	1,803,735
Total Operating Expenses	9,484,831	9,202,005

OPERATING INCOME	2,144,298	1,240,236

OTHER (EXPENSE) INCOME
Interest Expense	(308,236)	(375,356)
Interest Income	40,696	38,662
Interest During Construction	16,101	5,219
CoBank Patronage Dividends	337,137	386,843
Other Investment Income	13,323	9,627
Total Other Income (Expense)	99,021	64,995

INCOME BEFORE INCOME TAXES	2,243,319	1,305,231

INCOME TAXES	942,196	548,198

NET INCOME	$1,301,123	$757,033

BASIC AND DILUTED
NET INCOME PER SHARE	$0.25	$0.15

DIVIDENDS PER SHARE	$0.0950	$0.0875

WEIGHTED AVERAGE SHARES OUTSTANDING	5,142,049	5,120,205

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31,

	2017	2016

Net Income	$1,301,123	$757,033

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Interest Rate Swaps	27,169	(125,444)
Income Tax Benefit (Expense) Related to Unrealized
Gain (Loss) on Interest Rate Swaps	(10,995)	50,768
Other Comprehensive Income (Loss)	16,174	(74,676)

Comprehensive Income	$1,317,297	$682,357

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2017	December 31, 2016

CURRENT ASSETS:
Cash	$217,782	$616,114
Receivables, Net of Allowance for Doubtful Accounts of $44,000 and $43,200	2,068,931	2,232,571
Income Taxes Receivable	-	27,559
Materials, Supplies, and Inventories	1,863,080	1,860,157
Prepaid Expenses	666,031	724,891
Total Current Assets	4,815,824	5,461,292

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	18,108,968	18,726,239
Other Investments	7,358,378	7,345,680
Financial Derivative Instruments	4,357	-
Deferred Charges and Other Assets	55,248	66,165
Total Investments and Other Assets	65,332,300	65,943,433

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	123,342,415	122,571,148
Other Property & Equipment	16,926,566	16,801,894
Video Plant	10,324,453	10,321,263
Total Property, Plant and Equipment	150,593,434	149,694,305
Less Accumulated Depreciation	108,584,162	106,767,672
Net Property, Plant & Equipment	42,009,272	42,926,633

TOTAL ASSETS	$112,157,396	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2017	December 31, 2016

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$2,640,822	$3,315,822
Accounts Payable	1,784,978	2,378,736
Accrued Income Taxes	69,637	-
Other Accrued Taxes	235,486	180,215
Deferred Compensation	58,923	59,264
Accrued Compensation	2,118,144	1,908,212
Other Accrued Liabilities	240,172	446,462
Total Current Liabilities	7,148,162	8,288,711

LONG-TERM DEBT, Net of Unamortized
Loan Fees	26,416,080	28,298,064

NONCURRENT LIABILITIES:
Loan Guarantees	197,664	213,802
Deferred Income Taxes	16,325,427	16,314,431
Other Accrued Liabilities	223,308	233,147
Financial Derivative Instruments	-	22,812
Deferred Compensation	684,599	701,895
Total Noncurrent Liabilities	17,430,998	17,486,087

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:

Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,147,397 and 5,139,375 Shares Issued and Outstanding	8,578,995	8,565,625
Accumulated Other Comprehensive Income (Loss)	2,594	(13,580)
Retained Earnings	52,580,567	51,706,451
Total Stockholders' Equity	61,162,156	60,258,496

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$112,157,396	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,301,123	$757,033
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,448,556	2,450,415
Undistributed Earnings of Other Equity Investments	(2,552)	(7,602)
Noncash Patronage Refund	(84,284)	(96,711)
Distributions from Equity Investments	100,000	-
Stock Issued in Lieu of Cash Payment	14,997	20,004
Changes in Assets and Liabilities:
Receivables	174,557	261,010
Income Taxes Receivable	27,559	533,198
Inventories	(2,923)	257,922
Prepaid Expenses	118,468	156,816
Deferred Charged and Other Assets	-	(25,958)
Accounts Payable	(658,161)	(50,454)
Accrued Income Taxes	69,637	-
Other Accrued Taxes	55,271	62,841
Other Accrued Liabilities	(6,197)	(122,124)
Deferred Compensation	(17,637)	(17,966)
Net Cash Provided by Operating Activities	3,538,414	4,178,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(834,725)	(1,317,452)
Other, Net	(42,000)	(92,000)
Net Cash Used in Investing Activities	(876,725)	(1,409,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,350,000)	(675,000)
Changes in Revolving Credit Facility	(1,221,779)	(2,029,120)
Dividends Paid	(488,242)	(447,724)
Net Cash Used in Financing Activities	(3,060,021)	(3,151,844)

NET DECREASE IN CASH	(398,332)	(382,872)

CASH at Beginning of Period	616,114	551,824

CASH at End of Period	$217,782	$168,952

Supplemental cash flow information:
Cash paid for interest	$327,930	$366,329
Net cash paid (received) for income taxes	$845,000	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

YEAR ENDED DECEMBER 31, 2016, AND

THREE MONTHS ENDED MARCH 31, 2017

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2015	5,116,826	$8,528,043	$(18,687)	$50,561,016	$59,070,372

Director's Stock Plan	12,411	20,685		69,295	89,980
Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				2,854,487	2,854,487
Dividends				(1,835,356)	(1,835,356)
Unrealized Gain on Interest Rate Swap			5,107		5,107

BALANCE on December 31, 2016	5,139,375	8,565,625	(13,580)	51,706,451	60,258,496

Employee Stock Plan	8,022	13,370		61,235	74,605
Net Income				1,301,123	1,301,123
Dividends				(488,242)	(488,242)
Unrealized Gain on Interest Rate Swap			16,174		16,174

BALANCE on March 31, 2017	5,147,397	$8,578,995	$2,594	$52,580,567	$61,162,156

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Ulm Telecom’s and Sleepy Eye Telephone Company’s (SETC) settlements from the pools were based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – Western Telephone Company, Peoples Telephone Company and Hutchinson Telephone Company (HTC) were based on nationwide average schedules. Access revenues for New Ulm Telecom and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study were reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

Effective January 1, 2017 the Company no longer receives funding from the Federal Universal Service Fund (FUSF) based on the pooling and redistribution of revenues based on a company's actual or average costs as described above, but has instead, elected to receive funding based on the Alternative Connect America Cost Model (A-CAM) as described below.

A-CAM

The FUSF was established as part of the Telecommunications Act of 1996 and provides subsidies to telecommunications providers as means of increasing the availability and affordability of advanced telecommunications services. In 2011, significant reform was introduced, including the creation of the Connect America Fund (CAF), to help modernize the FUSF and promote support of these telecom services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (2016 Order) that adopts the following changes to the FUSF for rate-of-return carriers:

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national local exchange carriers (LECs) such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focused on the rate-of-return carriers, announced specific changes to existing funding mechanisms as well as a new funding mechanism, and provided rural telecommunications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order was the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chose to continue relying on the legacy support mechanism known as interstate common line support (ICLS), but then modified and renamed CAF Broadband Loop Support. Each carrier needed to decide which support mechanism to elect, and then choose one or the other, per state.

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

Consistent with the stated disclosure in our Form 10-Q, NU Telecom notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, NU Telecom would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments. In 2016 NU Telecom received $1,965,727 under the former ICLS program.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,816,490 and $1,818,176 for the three months ended March 31, 2017 and 2016. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2017 and December 31, 2016 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2012 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2017 and December 31, 2016 we had no interest or penalties accrued that related to income tax matters.

Recent Accounting Developments

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU 2017-04), “Intangibles – Goodwill and other (Topic 350).” ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this update should be applied on a prospective basis. ASU 2017-04 is effective for the Company beginning January 1, 2021. Early adoption is permitted. Management is evaluating the impact the adoption of ASU 2017-04 will have on the Company’s financial statements (if any).

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. NU Telecom is required to adopt ASU 2016-13 on January 1, 2020. Early adoption as of January 1, 2019 is permitted. We are evaluating the effects that adoption of ASU 2016-13 will have on our financial position, results of operations and disclosures.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at March 31, 2017 and December 31, 2016.

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

		March 31, 2017		December 31, 2016
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$15,788,332	$29,278,445	$15,266,227
Regulatory Rights	15 yrs	4,000,000	2,466,645	4,000,000	2,399,979
Trade Name	3-5 yrs	570,000	484,500	570,000	456,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$18,739,477	$36,848,445	$18,122,206

Net Identified Intangible Assets			$18,108,968		$18,726,239

Amortization expense related to the definite-lived intangible assets was $617,271 and $617,444 for the three months ended March 31, 2017 and 2016. Amortization expense for the remaining nine months of 2017 and the five years subsequent to 2017 is estimated to be:

•	(April 1 – December 31)	$1,851,812
•	2018	$2,355,083
•	2019	$2,355,083
•	2020	$2,355,083
•	2021	$2,355,038
•	2022	$983,688

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

On December 31, 2014, NU Telecom entered into an Amended and Restated MLA with CoBank. The MLA refinanced and replaced the existing credit facility between CoBank and NU Telecom and the subsidiaries of NU Telecom. There are two loans under the MLA, which include a $35 million term loan and a $9 million revolver loan. Also, under the MLA, NU Telecom has the ability to either increase the amount of the commitment under the revolver loan by up to $6 million in a single increase, or add an incremental term loan up to $6 million.

As part of the Amended and Restated MLA with CoBank, NU Telecom needed to enter into an interest rate protection agreement in form and substance reasonably satisfactory to CoBank so as to fix or limit interest rates payable by NU Telecom at all times to at least 40% of the outstanding principal balance of the $35 million term loan for an initial average weighted life of at least three years.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2017 is 1.86.

Our credit facility requires us to comply with specified financial ratios. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At March 31, 2017 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps,” we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 4.22%, as of March 31, 2017. The remaining debt of $23.9 million ($8.6 million available under the revolving credit facilities and $15.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.99%, as of March 31, 2017.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2017, the fair value receivable of the swap was $4,357, which has been recorded net of deferred tax expense of $1,763, for the $2,594 in accumulated other comprehensive income.

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

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of March 31, 2017, we have recorded a liability of $197,664 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of March 31, 2017 and December 31, 2016, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

Note 10– Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2017. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for the discussion relating to commitments and contingencies.

Note 11 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Quarterly Report on Form 10-Q, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. This Quarterly Report on Form 10-Q may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook, and other similar forecasts and statements of expectation. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues” and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from such statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference.

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

Executive Summary

•    Effective January 1, 2017 the Company no longer receives funding from the FUSF based on the pooling and redistribution of revenues based on a company's actual or average costs, but has instead, elected to receive funding based on the A-CAM. See pages 10-11 for a discussion regarding the A-CAM.

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

•    On December 1, 2015 the Minnesota State Department of Employment and Economic Development (DEED) announced NU Telecom as one of the companies that would receive state grants for broadband development. The State announced a total of $11 million in grants through the Border-to-Border Broadband Development Grant Program. The winners came out of a pool of 44 grant applicants requesting more than $29 million. NU Telecom was to receive $115,934 of the $244,125, or 47.5%, of the total project costs to build fiber connections to 24 homes and businesses in an area northeast of Goodhue. NU Telecom completed the project in late 2016. At March 31, 2017 the Company has received $115,934 from this grant.

•    On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. NU Telecom expects the projects to begin the spring of 2017. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED.

•    Net income for the first quarter of 2017 totaled $1,301,123, which was a $544,090, or 71.87% increase compared to the first quarter of 2016. This increase was primarily due to an increase in operating revenues, partially offset by an increase in operating expenses, all of which are described below.

•    Consolidated revenue for the first quarter of 2017 totaled $11,629,129, which was a $1,186,888 or 11.37% increase compared to the first quarter of 2016. This increase was primarily due to an increase in our A-CAM funding support based on the  Company’s election to receive funding under A-CAM (see pages 10-11), and increased data and video revenues. These increases were partially offset by a decrease in network access and other non-regulated revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2017.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line decreases totaled 1,346 or 5.54% for the twelve months ended March 31, 2017 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$1,491,386	$1,483,041	$8,345	0.56%
Network Access	1,662,644	1,891,729	(229,085)	-12.11%
Video	2,370,575	2,284,140	86,435	3.78%
Data	3,033,301	2,789,272	244,029	8.75%
A-CAM/FUSF	2,032,193	896,221	1,135,972	126.75%
Other	1,039,030	1,097,838	(58,808)	-5.36%
Total Operating Revenues	11,629,129	10,442,241	1,186,888	11.37%

Cost of Services, Excluding Depreciation and Amortization	5,146,442	4,962,650	183,792	3.70%
Selling, General and Administrative	1,904,628	1,803,735	100,893	5.59%
Depreciation and Amortization Expenses	2,433,761	2,435,620	(1,859)	-0.08%
Total Operating Expenses	9,484,831	9,202,005	282,826	3.07%

Operating Income	$2,144,298	$1,240,236	$904,062	72.89%

Net Income	$1,301,123	$757,033	$544,090	71.87%

Capital Expenditures	$834,725	$1,317,452	$(482,727)	-36.64%

Key metrics
Access Lines	22,965	24,311	(1,346)	-5.54%
Video Customers	10,456	10,560	(104)	-0.98%
Broadband Customers	15,991	15,243	748	4.91%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,491,386, which is $8,345 or 0.56% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to rate increases implemented in several of our markets in 2016, partially offset by the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,662,644, which is $229,085 or 12.11% lower in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,370,575, which is $86,435 or 3.78% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to a combination of rate increases introduced into several of our markets over the course of the last year. Also contributing to the increase in video revenue was an increased demand for our high definition and digital video recording services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $3,033,301, which is $244,029 or 8.75% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. See page 10 for a discussion regarding FUSF.

Effective January 1, 2017 the Company no longer receives support from the FUSF, but has instead, elected to receive support based on the A-CAM. See pages 10-11 for a discussion regarding the A-CAM.

A-CAM/FUSF support totaled $2,032,193, which is $1,135,972 or 126.75% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,039,030, which is $58,808 or 5.36% lower in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to a decrease in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,146,442, which is $183,792 or 3.70% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,904,628, which is $100,893 or 5.59% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,433,761, which is $1,859 or 0.08% lower in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to portions of our legacy network becoming fully depreciated. This decrease was offset by increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,144,298, which is $904,062 or 72.89% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to increases in support from the A-CAM and increases in Data and Video revenues, partially offset by a decrease in network access revenues and other non-regulated revenues, and an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income and Interest Expense

Interest expense was $308,236, which is $67,120 or 17.88% lower in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to lower outstanding debt balances.

Interest and dividend income was $40,696, which is $2,034 or 5.26% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to an increase in dividend income earned on our investments.

Other income for the three months ended March 31, 2017 and 2016 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2017 was $337,137, compared to $386,843 allocated and received in 2016. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $13,323, which is $3,696 or 38.39% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $942,196, which is $393,998 or 71.87% higher in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to higher pre-tax net income in the first quarter of 2017 compared to the first quarter of 2016. The effective income tax rates for both the three months ending March 31, 2017 and 2016 were approximately 42.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $90,219,058 at March 31, 2017, reflecting 67.8% equity and 32.2% debt. This compares to a capital structure of $91,872,382 at December 31, 2016, reflecting 65.6% equity and 34.4% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.86 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2017 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2017 we had a working capital deficit of $2,332,338. However, at March 31, 2017, we also had approximately $8.6 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of March 31, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$3,538,414	$4,178,424
Investing activities	(876,725)	(1,409,452)
Financing activities	(3,060,021)	(3,151,844)
Increase (Decrease) in cash	$(398,332)	$(382,872)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2017 was $3,538,414, compared to cash generated by operations of $4,178,424 in the first three months of 2016. The decrease in cash from operating activities in 2017 was primarily due to the timing of payments for accounts payable, income taxes and inventories.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2017 was $217,782, compared to $616,114 at December 31, 2016.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $876,725 during the first three months of 2017 compared to $1,409,452 for the first three months of 2016. Capital expenditures relating to on-going operations were $834,725 for the three months ended March 31, 2017, compared to $1,317,452 for the three months ended March 31, 2016. We expect total plant additions to be approximately $8.4 million in 2017. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2017, we had approximately $8.6 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2017 was $3,060,021. This included long-term debt repayments of $1,350,000, net payments on our revolving credit facility of 1,221,779 and the distribution of $488,242 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2016 was $3,151,844. This included long-term debt repayments of $675,000, net payments on our revolving credit facility of $2,029,120 and the distribution of $447,724 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $2,332,338 as of March 31, 2017, with current assets of approximately $4.8 million and current liabilities of approximately $7.1 million, compared to a working capital deficit of $2,827,419 as of December 31, 2016. The ratio of current assets to current liabilities was 0.67 and 0.66 as of March 31, 2017 and December 31, 2016. The working capital deficit at March 31, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At March 31, 2017 and December 31, 2016 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.095 per share for the first quarter of 2017 and $0.0875 for the first quarter of 2016, which totaled $488,242 for the first quarter of 2017 and $447,724 for the first quarter of 2016.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2017 is 1.86.

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

NEW ULM TELECOM, INC.

Dated: May 15, 2017	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 15, 2017	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer