Form 10-Q
period 2017-06-30
NEW ULM TELECOM INC
filed 2017-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company	☐ Emerging growth company

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The total number of shares of the registrant’s common stock outstanding as of August 14, 2017: 5,156,361.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
OPERATING REVENUES:
Local Service	$1,467,360	$1,451,060	$2,958,746	$2,934,101
Network Access	1,725,545	1,694,003	3,388,189	3,585,732
Video	2,419,062	2,356,303	4,789,637	4,640,443
Data	3,057,994	2,875,469	6,091,295	5,664,741
A-CAM/FUSF	2,018,129	917,775	4,050,322	1,813,996
Other Non-Regulated	1,027,902	1,122,081	2,066,932	2,219,919
Total Operating Revenues	11,715,992	10,416,691	23,345,121	20,858,932

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	1,987,691	2,066,556	4,037,161	4,121,505
Cost of Video	2,044,417	2,013,049	4,101,089	3,995,770
Cost of Data	549,764	505,277	1,098,176	1,011,528
Cost of Other Nonregulated Services	515,832	499,556	1,007,720	918,285
Depreciation and Amortization	2,433,541	2,446,821	4,867,302	4,882,441
Selling, General and Administrative	1,781,189	1,673,448	3,685,817	3,477,183
Total Operating Expenses	9,312,434	9,204,707	18,797,265	18,406,712

OPERATING INCOME	2,403,558	1,211,984	4,547,856	2,452,220

OTHER (EXPENSE) INCOME
Interest Expense	(313,530)	(352,932)	(621,766)	(728,288)
Interest/Dividend Income	32,422	36,321	73,118	74,983
Interest During Construction	15,321	6,815	31,422	12,034
CoBank Patronage Dividends	-	-	337,137	386,843
Other Investment Income	148,793	321,734	162,116	331,361
Total Other Income (Expense)	(116,994)	11,938	(17,973)	76,933

INCOME BEFORE INCOME TAXES	2,286,564	1,223,922	4,529,883	2,529,153

INCOME TAXES	960,359	514,048	1,902,555	1,062,246

NET INCOME	$1,326,205	$709,874	$2,627,328	$1,466,907

BASIC AND DILUTED
NET INCOME PER SHARE	$0.26	$0.14	$0.51	$0.29

DIVIDENDS PER SHARE	$0.1000	$0.0900	$0.1950	$0.1775

WEIGHTED AVERAGE SHARES OUTSTANDING	5,153,373	5,135,238	5,147,711	5,127,722

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

Net Income	$1,326,205	$709,874	$2,627,328	$1,466,907

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	15,759	(28,112)	42,928	(153,556)
Income Tax (Expense) Benefit Related to Unrealized Gains/Losses on Interest Rate Swaps	(6,378)	11,377	(17,373)	62,145

Other Comprehensive Income (Loss):	9,381	(16,735)	25,555	(91,411)

Comprehensive Income	$1,335,586	$693,139	$2,652,883	$1,375,496

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash	$512,420	$616,114
Receivables, Net of Allowance for Doubtful Accounts of $48,000 and $43,200	1,826,811	2,232,571
Income Taxes Receivable	446,503	27,559
Materials, Supplies, and Inventories	1,900,007	1,860,157
Prepaid Expenses	552,895	724,891
Total Current Assets	5,238,636	5,461,292

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	17,491,698	18,726,239
Other Investments	7,209,435	7,345,680
Financial Derivative Instruments	20,116	-
Deferred Charges and Other Assets	37,092	66,165
Total Investments and Other Assets	64,563,690	65,943,433

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	124,078,082	122,571,148
Other Property & Equipment	17,252,391	16,801,894
Video Plant	10,332,989	10,321,263
Total Property, Plant and Equipment	151,663,462	149,694,305
Less Accumulated Depreciation	110,324,433	106,767,672
Net Property, Plant & Equipment	41,339,029	42,926,633

TOTAL ASSETS	$111,141,355	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2017	December 31, 2016

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$2,640,822	$3,315,822
Accounts Payable	1,399,045	2,378,736
Other Accrued Taxes	186,438	180,215
Deferred Compensation	58,240	59,264
Accrued Compensation	1,722,967	1,908,212
Other Accrued Liabilities	302,373	446,462
Total Current Liabilities	6,309,885	8,288,711

LONG-TERM DEBT, Net of Unamortized
Loan Fees	25,342,876	28,298,064

NONCURRENT LIABILITIES:
Loan Guarantees	194,180	213,802
Deferred Income Taxes	16,331,805	16,314,431
Other Accrued Liabilities	213,469	233,147
Financial Derivative Instruments	-	22,812
Deferred Compensation	667,085	701,895
Total Noncurrent Liabilities	17,406,539	17,486,087

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,156,361 and 5,139,375 Shares Issued and Outstanding	8,593,935	8,565,625
Accumulated Other Comprehensive Income (Loss)	11,975	(13,580)
Retained Earnings	53,476,145	51,706,451
Total Stockholders' Equity	62,082,055	60,258,496

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,141,355	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,627,328	$1,466,907
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,896,891	4,912,030
Undistributed Earnings of Other Equity Investments	(75,232)	(326,750)
Noncash Patronage Refund	(105,145)	(96,711)
Distributions from Equity Investments	400,000	375,000
Stock Issued in Lieu of Cash Payment	109,593	117,244
Changes in Assets and Liabilities:
Receivables	424,080	224,638
Income Taxes Receivable	(418,944)	(44,254)
Inventories	(39,850)	204,039
Prepaid Expenses	236,957	240,794
Deferred Charges	10,753	(25,958)
Accounts Payable	(1,350,938)	(245,283)
Other Accrued Taxes	6,223	11,375
Other Accrued Liabilities	(349,012)	(351,228)
Deferred Compensation	(35,834)	(25,141)
Net Cash Provided by Operating Activities	6,336,870	6,436,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,673,908)	(2,942,349)
Other, Net	(103,000)	(103,000)
Net Cash Used in Investing Activities	(1,776,908)	(3,045,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,025,000)	(1,350,000)
Changes in Revolving Credit Facility	(1,634,778)	(1,067,216)
Dividends Paid	(1,003,878)	(910,268)
Net Cash Used in Financing Activities	(4,663,656)	(3,327,484)

NET INCREASE (DECREASE) IN CASH	(103,694)	63,869

CASH at Beginning of Period	616,114	551,824

CASH at End of Period	$512,420	$615,693

Supplemental cash flow information:
Cash paid for interest	$612,803	$714,510
Net cash paid for income taxes	$2,321,500	$1,106,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2016 AND SIX MONTHS ENDED JUNE 30, 2017
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2015	5,116,826	$8,528,043	$(18,687)	$50,561,016	$59,070,372

Director's Stock Plan	12,411	20,685		69,295	89,980
Employee Stock Plan	10,138	16,897		57,009	73,906
Net Income				2,854,487	2,854,487
Dividends				(1,835,356)	(1,835,356)
Unrealized Gain on Interest Rate Swap			5,107		5,107

BALANCE on December 31, 2016	5,139,375	8,565,625	(13,580)	51,706,451	60,258,496

Director's Stock Plan	8,964	14,940		85,009	99,949
Employee Stock Plan	8,022	13,370		61,235	74,605
Net Income				2,627,328	2,627,328
Dividends				(1,003,878)	(1,003,878)
Unrealized Gain on Interest Rate Swap			25,555		25,555

BALANCE on June 30, 2017	5,156,361	$8,593,935	$11,975	$53,476,145	$62,082,055

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,632,761 and $3,647,726 for the six months ended June 30, 2017 and 2016. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2017 and December 31, 2016 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2012 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2017 and December 31, 2016 we had no interest or penalties accrued that related to income tax matters.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. NU Telecom is required to adopt ASU 2014-09, as amended, on January 1, 2018. Early adoption as of January 1, 2017, was permitted, however, NU Telecom did not adopt early. ASU 2014-09, as amended, impacts NU Telecom’s revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized. In addition, ASU 2014-09 requires deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life. The core principle of the revenue model is that an entity should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and also requires enhanced disclosures. NU Telecom expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively. Upon adoption, the cumulative effect adjustment is expected to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings to reflect the reallocation of revenues between service and equipment performance obligations for which control is transferred to customers in different periods. Reallocation impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations. In these cases, the revenue will be reallocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the revenue is billed to the customer and recognized under current guidance. In addition, contract cost assets will be established to reflect costs that will be deferred as incremental contract acquisition and fulfillment costs. Incremental contract acquisition costs generally relate to commissions paid to sales associates while fulfillment costs are generally related to service installation costs on the wireline and cable businesses. NU Telecom is currently evaluating the effects that adoption of ASU 2014-09, as amended, will have on its financial position and results of operations, however, we believe the requirement to defer such revenues and costs under the new standard will not result in a significant change to our results.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at June 30, 2017 and December 31, 2016.

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

		June 30, 2017		December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Useful Lives

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$16,310,436	$29,278,445	$15,266,227
Regulatory Rights	15 yrs	4,000,000	2,533,311	4,000,000	2,399,979
Trade Name	3-5 yrs	570,000	513,000	570,000	456,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$19,356,747	$36,848,445	$18,122,206

Net Identified Intangible Assets			$17,491,698		$18,726,239

Amortization expense related to the definite-lived intangible assets was $1,234,541 and $1,234,715 for the six months ended June 30, 2017 and 2016. Amortization expense for the remaining six months of 2017 and the five years subsequent to 2017 is estimated to be:

•	(July 1 – December 31)	$1,234,542
•	2018	$2,355,083
•	2019	$2,355,083
•	2020	$2,355,083
•	2021	$2,355,038
•	2022	$983,688

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2017 is 1.67.

Our credit facility requires us to comply with specified financial ratios. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At June 30, 2017 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps”, we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 3.72%, as of June 30, 2017. The remaining debt of $23.3 million ($9.0 million available under the revolving credit facilities and $14.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.23%, as of June 30, 2017.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At June 30, 2017, the fair value receivable of the swap was $20,116, which has been recorded net of deferred tax expense of $8,141, for the $11,975 in accumulated other comprehensive income.

Note 6 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. See Note 9 – “Segment Information” for a listing of our investments.

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of June 30, 2017, we have recorded a liability of $194,180 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of June 30, 2017 and December 31, 2016, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

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

The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	New Ulm Telecom, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of NU Telecom;
	▪	Western Telephone Company, a wholly-owned subsidiary of NU Telecom.
●	CLECs:
	▪	NU Telecom, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. Broadband Visions, LLC provides video headend and Internet services;
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. Independent Emergency Services, LLC is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;

	▪	SM Broadband, LLC – 12.50% subsidiary equity ownership interest. SM Broadband Services, LLC provides network connectivity for regional businesses.

Note 10 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2017. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for the discussion relating to commitments and contingencies.

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

•        On December 1, 2015 the Minnesota State Department of Employment and Economic Development (DEED) announced NU Telecom as one of the companies that would receive state grants for broadband development. The State announced a total of $11 million in grants through the Border-to-Border Broadband Development Grant Program. The winners came out of a pool of 44 grant applicants requesting more than $29 million. NU Telecom was to receive $115,934 of the $244,125, or 47.5%, of the total project costs to build fiber connections to 24 homes and businesses in an area northeast of Goodhue. NU Telecom completed the project in late 2016. At June 30, 2017 the Company has received $115,934 from this grant.

•        On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the other two projects are expected to start in the summer of 2017. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED.

•        Net income for the second quarter of 2017 totaled $1,326,205, which was a $616,331 or 86.82% increase compared to the second quarter of 2016. This increase was primarily due to an increase operating revenues, partially offset by an increase in operating expenses, all of which are described below.

•        Consolidated revenue for the second quarter of 2017 totaled $11,715,992, which was a $1,299,301 or 12.47% increase compared to the second quarter of 2016. This increase was primarily due to an increase in our A-CAM funding support based on the Company’s election to receive funding under A-CAM (see pages 10-11), and increased data, video, network access and local revenues. These increases were partially offset by a decrease in other non-regulated revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2017.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line decreases totaled 1,409 or 5.86% for the twelve months ended June 30, 2017 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$1,467,360	$1,451,060	$16,300	1.12%
Network Access	1,725,545	1,694,003	31,542	1.86%
Video	2,419,062	2,356,303	62,759	2.66%
Data	3,057,994	2,875,469	182,525	6.35%
A-CAM/FUSF	2,018,129	917,775	1,100,354	119.89%
Other Non-Regulated	1,027,902	1,122,081	(94,179)	-8.39%
Total Operating Revenues	11,715,992	10,416,691	1,299,301	12.47%

Cost of Services, Excluding Depreciation and Amortization	5,097,704	5,084,438	13,266	0.26%
Selling, General and Administrative	1,781,189	1,673,448	107,741	6.44%
Depreciation and Amortization Expenses	2,433,541	2,446,821	(13,280)	-0.54%
Total Operating Expenses	9,312,434	9,204,707	107,727	1.17%

Operating Income	$2,403,558	$1,211,984	$1,191,574	98.32%

Net Income	$1,326,205	$709,874	$616,331	86.82%

Capital Expenditures	$839,183	$1,624,897	$(785,714)	-48.35%

Certain historical numbers have been changed to conform to the current year's presentation.

Telecom Segment
	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$2,958,746	$2,934,101	$24,645	0.84%
Network Access	3,388,189	3,585,732	(197,543)	-5.51%
Video	4,789,637	4,640,443	149,194	3.22%
Data	6,091,295	5,664,741	426,554	7.53%
A-CAM/FUSF	4,050,322	1,813,996	2,236,326	123.28%
Other	2,066,932	2,219,919	(152,987)	-6.89%
Total Operating Revenues	23,345,121	20,858,932	2,486,189	11.92%

Cost of Services, Excluding Depreciation and Amortization	10,244,146	10,047,088	197,058	1.96%
Selling, General and Administrative	3,685,817	3,477,183	208,634	6.00%
Depreciation and Amortization Expenses	4,867,302	4,882,441	(15,139)	-0.31%
Total Operating Expenses	18,797,265	18,406,712	390,553	2.12%

Operating Income	$4,547,856	$2,452,220	$2,095,636	85.46%

Net Income	$2,627,328	$1,466,907	$1,160,421	79.11%

Capital Expenditures	$1,673,908	$2,942,349	$(1,268,441)	-43.11%

Key metrics
Access Lines	22,650	24,059	(1,409)	-5.86%
Video Customers	10,369	10,517	(148)	-1.41%
Broadband Customers	16,089	15,403	686	4.45%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service– We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,467,360, which is $16,300 or 1.12% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $2,958,746, which is $24,645 or 0.84% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to rate increases implemented in several of our markets in 2016 and 2017, partially offset by the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,725,545, which is $31,542 or 1.86% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily due to an increase in special access revenues. Network access revenue was $3,388,189, which is $197,543 or 5.51% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,419,062, which is $62,759 or 2.66% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $4,789,637, which is $149,194 or 3.22% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our high definition and digital video recording services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $3,057,994, which is $182,525 or 6.35% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $6,091,295, which is $426,554 or 7.53% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $2,018,129, which is $1,100,354 or 119.89% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. A-CAM/FUSF support totaled $4,050,322, which is $2,236,326 or 123.28% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,027,902, which is $94,179 or 8.39% lower in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $2,066,932, which is $152,987 or 6.89% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were primarily due to decreases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,097,704, which is $13,266 or 0.26% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $10,244,146, which is $197,058 or 1.96% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,781,189, which is $107,741 or 6.44% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $3,685,817, which is $208,634 or 6.00% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,433,541, which is $13,280 or 0.54% lower in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $4,867,302, which is $15,139 or 0.31% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were primarily due to portions of our legacy telephone network becoming fully depreciated. These decreases were partially offset by increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,403,558, which is $1,191,574 or 98.32% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Operating income was $4,547,856, which is $2,095,636 or 85.46% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to an increase in revenues, partially offset by an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expense and Other Income

Interest expense was $313,530, which is $39,402 or 11.16% lower in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $621,766, which is $106,522 or 14.63% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were primarily due to lower outstanding debt balances.

Interest and dividend income was $32,422, which is $3,899 or 10.73% lower in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $73,118, which is $1,865 or 2.49% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These decreases were primarily due to a decrease in dividend income earned on our investments.

Other income for the six months ended June 30, 2017 and 2016 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2017 was $337,137, compared to $386,843 allocated and received in 2016. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $148,793, which is $172,941 or 53.75% lower in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $162,116, which is $169,245 or 51.08% lower in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $960,359, which is $446,311 or 86.82% higher in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and was $1,902,555, which is $840,309 or 79.11% higher in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were primarily due to higher pre-tax net income in 2017 compared to 2016. The effective income tax rates for both the six months ending June 30, 2017 and 2016 were approximately 42.00%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $90,065,753 at June 30, 2017, reflecting 68.9% equity and 31.1% debt. This compares to a capital structure of $91,872,382 at December 31, 2016, reflecting 65.6% equity and 34.4% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.67 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2017 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2017 we had a working capital deficit of $1,071,249. However, at June 30, 2017, we also had approximately $9.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of June 30, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$6,336,870	$6,436,702
Investing activities	(1,776,908)	(3,045,349)
Financing activities	(4,663,656)	(3,327,484)
Increase (Decrease) in cash	$(103,694)	$63,869

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2017 was $6,336,870, compared to cash generated by operations of $6,436,702 in the first six months of 2016. The decrease in cash from operating activities in 2017 was primarily due to the timing of payments for accounts payable, income taxes and other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2017 was $512,420 compared to $616,114 at December 31, 2016.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $1,776,908 for the first six months of 2017 compared to $3,045,349 for the first six months of 2016. Capital expenditures relating to on-going operations were $1,673,908 for the six months ended June 30, 2017 compared to $2,942,349 for the six months ended June 30, 2016. We expect total plant additions to be approximately $8.4 million in 2017. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2017, we had approximately $9.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2017 was $4,663,656. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $1,003,878 of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2016 was $3,327,484. This included long-term debt repayments of $1,350,000, net payments on our revolving credit facility of $1,067,216 and the distribution of $910,268 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,071,249 as of June 30, 2017, with current assets of approximately $5.2 million and current liabilities of approximately $6.3 million, compared to a working capital deficit of $2,827,419 as of December 31, 2016. The ratio of current assets to current liabilities was 0.83 and 0.66 as of June 30, 2017 and December 31, 2016. The working capital deficit at June 30, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At June 30, 2017 and December 31, 2016 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.10 per share for the second quarter of 2017 and $.095 per share for the first quarter of 2017, which totaled $515,636 for the second quarter and $488,242 for the first quarter. We declared a quarterly dividend of $.09 per share for the second quarter of 2016 and $.0875 per share for the first quarter of 2016, which totaled $462,544 for the second quarter and $447,724 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2017 is 1.67.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

On July 25, 2017, the Compensation Committee of the Board of Directors of NU Telecom recommended and the Board of Directors approved that the Board increase the annual retainers of non-employee directors from $20,000 to $30,000, with the increase effective retroactive to the one-year term beginning on the date of the 2017 Annual Meeting of Shareholders.

Under the Company’s 2017 Omnibus Stock Plan (and predecessor plans), each non-employee director receives 50% of the director’s annual retainer in NU Telecom stock. In addition, each non-employee director has the ability to choose an additional percentage of the retainer to be taken in common stock.

In order to avoid any inference that directors took advance of any inside information, the following restrictions are being implemented:

  The additional $10,000 retainer will be issued to each director in the effective percentage of stock and cash that the retainer issued as of June 1, 2017. For example, if a director opted for 25% Company common stock in addition to the mandatory 50% requirement, then 75% of the $10,000 retainer increase will be issued in Company common stock.

  The portion of the retainer that is issued in common stock will be issued based on the closing price on Tuesday August 15, 2017. This is the date after the Form 10-Q is filed and therefore the public market price should reflect the results for the quarter ended June 30, 2017.

  No non-director may change his or her election for the August 15, 2017 issuance. Nothing prohibits any non-director from purchasing in the market in compliance with the NU Telecom Insider Trading Policy.

In addition, the Chair of the Board, who is not an employee of the Company, will receive an increase in his additional retainer from $12,000 to $20,000. The Governance Committee Chair will receive an increase in her additional retainer from $0 to $2,000. Both retainers will be retroactive to the one-year term beginning on the date of the 2017 Annual Meeting of Shareholders.

EXHIBIT 10.23.1

AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT

THIS AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT (“Amendment”) is made and entered into as of July 25, 2017 and between New Ulm Telecom, Inc. (the “Company”) and Curtis O. Kawlewski (the “Executive”).

RECITALS

  The parties entered into an evergreen Executive Employment Agreement dated March 31, 2012 (the “Agreement”);

  On July 25, 2017 the Board of Directors of the Company approved amendments to the Agreement;

  The Parties wish to confirm the action taken by the Board to amend the Agreement.

In consideration of the matters described above, and of the mutual benefits and obligations set forth in this Agreement, the Parties agree as follows:

  Section 3.A. of the Agreement, “Salary and Incentive Compensation-Base Salary,” is amended to read as follows:

  Base Salary. Base salary shall be paid at a rate of $173,250 per annum. This base salary may be increased, but not decreased, annually by the Board. The Board may consider the Executive’s performance, the financial strength of the Company, and competitive market in determining salary increases each year.

  Section 5.D. of the Agreement, “Termination of Employment – Termination without Cause or Termination for Good Reason,” is amended to read as follows:

  Termination without Cause or Termination for Good Reason. In the event the Executive’s employment is terminated by the Company without Cause, other than due to Disability or death, or in the event there is a Termination for Good Reason, the Executive shall be entitled to the following benefits:

(1)   Base salary through the date of termination; and

(2)   Base salary, at the annualized rate in effect on the date of termination, for a period of 24 months following the termination.

  Section 5.E. of the Agreement, “Termination of Employment – Termination resulting from a Change in Control Termination,” is amended to read as follows:

  Termination resulting from a Change in Control. If, within 12 months of a Change in Control, the Executive’s employment is terminated by the Company without Cause, other than due to Disability or death, or if there is a Termination for Good Reason, the Executive shall be entitled to receive the following benefits:

(1)   Base salary through the date of termination; and

(2)   Lump sum award equal to 24 months of base salary, paid following termination.

  A new Section 20, “Code Section 409A” is added to read as follows:

20. Code Section 409A. This Agreement is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Code Section 409A”), and will be interpreted and construed consistently with such intent. The payments to the Executive pursuant to this Agreement are also intended to be exempt from Code Section 409A to the maximum extent possible, under either the separation pay exemption pursuant to Treasury regulation §1.409A-1(b)(9)(iii) or as short-term deferrals pursuant to Treasury regulation §1.409A-a(b)(4). To the extent the timing of any amount of nonqualified deferred compensation payable under this Agreement is determined by reference to the Executive’s “termination of employment,” such term will be deemed to refer to the Executive’s “separation from service” within the meaning of Code Section 409A. For purposes of Code Section 409A, each payment made under this Agreement shall be treated as a separate payment. In the event the terms of this Agreement would subject the Executive to taxes or penalties under Code Section 409A (“409A Penalties”), the Company and the Executive will cooperate diligently to amend the terms of the Agreement to avoid such 409A Penalties, to the extent possible.

5.     The Agreement shall otherwise remain unchanged and continue in full force and effect.

IN WITNESS WHEREOF, the undersigned have executed this Amendment to be effective as of the date first written above.

NEW ULM TELECOM, INC.

/s/ Perry L. Meyer
Perry L. Meyer, Chairman of the Board

/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer

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

NEW ULM TELECOM, INC.

Dated: August 14, 2017	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 14, 2017	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer