Form 10-Q
period 2017-09-30
NEW ULM TELECOM INC
filed 2017-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2017

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

The total number of shares of the registrant’s common stock outstanding as of November 14, 2017: 5,160,065.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
OPERATING REVENUES:
Local Service	$1,463,734	$1,479,214	$4,422,480	$4,413,315
Network Access	1,809,143	1,860,389	5,197,332	5,446,121
Video	2,444,849	2,353,013	7,234,486	6,993,456
Data	2,992,250	2,966,475	9,083,545	8,631,216
A-CAM/FUSF	1,961,457	926,163	6,011,779	2,740,159
Other Non-Regulated	1,178,600	1,187,517	3,245,532	3,407,436
Total Operating Revenues	11,850,033	10,772,771	35,195,154	31,631,703

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,008,823	1,935,361	6,045,984	6,056,866
Cost of Video	2,009,678	1,966,977	6,110,767	5,962,747
Cost of Data	566,843	563,034	1,665,019	1,574,562
Cost of Other Nonregulated Services	592,393	528,984	1,600,113	1,447,269
Depreciation and Amortization	2,414,445	2,444,064	7,281,747	7,326,505
Selling, General and Administrative	1,660,991	1,778,564	5,346,808	5,255,747
Total Operating Expenses	9,253,173	9,216,984	28,050,438	27,623,696

OPERATING INCOME	2,596,860	1,555,787	7,144,716	4,008,007

OTHER INCOME (EXPENSE):
Interest Expense	(288,258)	(350,545)	(910,024)	(1,078,833)
Interest/Dividend Income	22,283	16,641	95,401	91,624
Interest During Construction	16,880	3,334	48,302	15,368
CoBank Patronage Dividends	-	-	337,137	386,843
Other Investment Income	93,626	74,456	255,742	405,817
Total Other Income (Expense)	(155,469)	(256,114)	(173,442)	(179,181)

INCOME BEFORE INCOME TAXES	2,441,391	1,299,673	6,971,274	3,828,826

INCOME TAXES	1,025,382	545,862	2,927,937	1,608,108

NET INCOME	$1,416,009	$753,811	$4,043,337	$2,220,718

BASIC AND DILUTED
NET INCOME PER SHARE	$0.27	$0.15	$0.78	$0.43

DIVIDENDS PER SHARE	$0.1000	$0.0900	$0.2950	$0.2675

WEIGHTED AVERAGE SHARES OUTSTANDING	5,158,830	5,139,375	5,151,417	5,131,606

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Net Income	$1,416,009	$753,811	$4,043,337	$2,220,718

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	(1,256)	69,693	41,672	(83,863)
Income Tax (Expense) Benefit Related to Unrealized Gains/Losses on Interest Rate Swaps	508	(28,205)	(16,865)	33,940

Other Comprehensive Income (Loss):	(748)	41,488	24,807	(49,923)

Comprehensive Income	$1,415,261	$795,299	$4,068,144	$2,170,795

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash	$2,167,181	$616,114
Receivables, Net of Allowance for Doubtful Accounts of $79,000 and $43,200	2,183,880	2,232,571
Income Taxes Receivable	568,646	27,559
Materials, Supplies, and Inventories	1,913,536	1,860,157
Financial Derivative Instruments	18,860	-
Prepaid Expenses	618,431	724,891
Total Current Assets	7,470,534	5,461,292

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	16,874,427	18,726,239
Other Investments	7,293,872	7,345,680
Deferred Charges and Other Assets	33,680	66,165
Total Investments and Other Assets	64,007,328	65,943,433

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	125,288,361	122,571,148
Other Property & Equipment	17,506,635	16,801,894
Video Plant	10,376,067	10,321,263
Total Property, Plant and Equipment	153,171,063	149,694,305
Less Accumulated Depreciation	112,121,609	106,767,672
Net Property, Plant & Equipment	41,049,454	42,926,633

TOTAL ASSETS	$112,527,316	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2017	December 31, 2016

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$3,315,822	$3,315,822
Accounts Payable	1,675,027	2,378,736
Other Accrued Taxes	135,477	180,215
Deferred Compensation	57,728	59,264
Accrued Compensation	1,891,245	1,908,212
Other Accrued Liabilities	362,947	446,462
Total Current Liabilities	7,438,246	8,288,711

LONG-TERM DEBT, Net of Unamortized
Loan Fees	24,682,670	28,298,064

NONCURRENT LIABILITIES:
Loan Guarantees	185,052	213,802
Deferred Income Taxes	16,331,297	16,314,431
Other Accrued Liabilities	203,630	233,147
Financial Derivative Instruments	-	22,812
Deferred Compensation	649,660	701,895
Total Noncurrent Liabilities	17,369,639	17,486,087

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,160,065 and 5,139,375 Shares Issued and Outstanding	8,600,108	8,565,625
Accumulated Other Comprehensive Income (Loss)	11,227	(13,580)
Unearned Compensation	5,448	-
Retained Earnings	54,419,978	51,706,451
Total Stockholders' Equity	63,036,761	60,258,496

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,527,316	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,043,337	$2,220,718
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	7,326,131	7,370,889
Undistributed Earnings of Other Equity Investments	(168,797)	(405,439)
Noncash Patronage Refund	(105,145)	(96,711)
Distributions from Equity Investments	400,000	575,000
Stock Issued in Lieu of Cash Payment	147,351	147,238
Restricted Stock Compensation	5,448	-
Changes in Assets and Liabilities:
Receivables	70,423	(248,689)
Income Taxes Receivable	(541,087)	(143,392)
Inventories	(53,379)	441,740
Prepaid Expenses	183,667	406,361
Deferred Charges	10,753	(39,708)
Accounts Payable	(998,611)	(350,017)
Other Accrued Taxes	(44,738)	56,624
Other Accrued Liabilities	(129,999)	(328,444)
Deferred Compensation	(53,771)	(57,022)
Net Cash Provided by Operating Activities	10,091,583	9,549,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,257,853)	(4,249,841)
Other, Net	(103,000)	(103,000)
Net Cash Used in Investing Activities	(3,360,853)	(4,352,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,025,000)	(2,025,000)
Changes in Revolving Credit Facility	(1,634,778)	(1,880,909)
Dividends Paid	(1,519,885)	(1,372,812)
Net Cash Used in Financing Activities	(5,179,663)	(5,278,721)

NET INCREASE (DECREASE) IN CASH	1,551,067	(82,414)

CASH at Beginning of Period	616,114	551,824

CASH at End of Period	$2,167,181	$469,410

Supplemental cash flow information:
Cash paid for interest	$897,301	$1,047,309
Net cash paid for income taxes	$3,469,100	$1,751,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2016 AND NINE MONTHS ENDED SEPTEMBER 30, 2017

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2015	5,116,826	$8,528,043	$(18,687)	$-	$50,561,016	$59,070,372

Director's Stock Plan	12,411	20,685			69,295	89,980
Employee Stock Plan	10,138	16,897			57,009	73,906
Net Income					2,854,487	2,854,487
Dividends					(1,835,356)	(1,835,356)
Unrealized Gain on Interest Rate Swap			5,107			5,107

BALANCE on December 31, 2016	5,139,375	8,565,625	(13,580)	-	51,706,451	60,258,496

Director's Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Compensation				5,448		5,448
Net Income					4,043,337	4,043,337
Dividends					(1,519,885)	(1,519,885)
Unrealized Gain on Interest Rate Swap			24,807			24,807

BALANCE on September 30, 2017	5,160,065	$8,600,108	$11,227	$5,448	$54,419,978	$63,036,761

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $5,429,935 and $5,474,520 for the nine months ended September 30, 2017 and 2016. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2017 and December 31, 2016 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2017 and December 31, 2016 we had no interest or penalties accrued that related to income tax matters.

Recent Accounting Developments

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-09 (ASU 2017-09), “Scope of Modification Accounting).” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this update effective January 1, 2018 and will apply this guidance to applicable transactions after adoption date.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350).” ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this update should be applied on a prospective basis. ASU 2017-04 is effective for the Company beginning January 1, 2021. Early adoption is permitted. Management is evaluating the impact the adoption of ASU 2017-04 will have on the Company’s financial statements (if any).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” and has since amended the standard with ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. These standards require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. The Company plans to adopt the standard effective January 1, 2018. The Company plans to adopt this standard using the modified retrospective approach. The Company is continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue is recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any that would result from applying the new requirements. In 2016, the Company commenced on an initial impact assessment process for this new standard. The Company is continuing its work toward establishing new policies and processes, and is implementing necessary changes to data and procedures necessary to comply with the new requirements. Based on the results of our assessment to date, the Company anticipates this standard will have an impact, which is not anticipated to be significant, to the consolidated financial statements. While continuing to assess all potential impacts of the standard, the Company believes the most significant impact relates to additional disclosures required for qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, the pattern with which revenue is recognized, and other contract acquisition-based and contract fulfillment costs.

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

Note 3 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at September 30, 2017 and December 31, 2016.

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

		September 30, 2017		December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Useful Lives

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$16,832,541	$29,278,445	$15,266,227
Regulatory Rights	15 yrs	4,000,000	2,599,977	4,000,000	2,399,979
Trade Name	3-5 yrs	570,000	541,500	570,000	456,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$19,974,018	$36,848,445	$18,122,206

Net Identified Intangible Assets			$16,874,427		$18,726,239

Amortization expense related to the definite-lived intangible assets was $1,851,812 and $1,851,985 for the nine months ended September 30, 2017 and 2016. Amortization expense for the remaining three months of 2017 and the five years subsequent to 2017 is estimated to be:

•	(October 1 – December 31)	$617,271
•	2018	$2,355,083
•	2019	$2,355,083
•	2020	$2,355,083
•	2021	$2,355,038
•	2022	$983,688

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at September 30, 2017 is 1.58.

Our credit facility requires us to comply with specified financial ratios. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At September 30, 2017 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 5 – “Interest Rate Swaps”, we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 3.72%, as of September 30, 2017. The remaining debt of $23.3 million ($9.0 million available under the revolving credit facilities and $14.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.74%, as of September 30, 2017.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2017, the fair value receivable of the swap was $18,860, which has been recorded net of deferred tax expense of $7,633, for the $11,227 in accumulated other comprehensive income.

Note 6 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. See Note 10 – “Segment Information” for a listing of our investments.

Note 7 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of September 30, 2017, we have recorded a liability of $185,052 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 8 – Deferred Compensation

As of September 30, 2017 and December 31, 2016, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

Note 9 - Restricted Stock Units

On February 24, 2017, our Board of Directors adopted the New Ulm Telecom, Inc. 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the plan at the May 25, 2017 Annual Meeting of Shareholders. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

On July 25, 2017, our Board of Directors granted 6,077 shares of restricted stock units in the Common Stock of the Company to its executive officers. We recognize share-based compensation expense for these restricted stock units over the vesting period of the restricted stock units, which was determined by our Board of Directors. The 2017 restricted stock units will vest on December 31, 2019, at which point, the executives will be able to receive Common Stock in the Company for the restricted stock units.

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

Note 11 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2017. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for the discussion relating to commitments and contingencies.

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

•      On December 1, 2015 the Minnesota State Department of Employment and Economic Development (DEED) announced NU Telecom as one of the companies that would receive state grants for broadband development. The State announced a total of $11 million in grants through the Border-to-Border Broadband Development Grant Program. The winners came out of a pool of 44 grant applicants requesting more than $29 million. NU Telecom was to receive $115,934 of the $244,125, or 47.5%, of the total project costs to build fiber connections to 24 homes and businesses in an area northeast of Goodhue. NU Telecom completed the project in late 2016. At September 30, 2017 the Company has received $115,934 from this grant.

•      On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED.  At September 30, 2017 we had submitted invoices to the State totaling $51,224, which we received in early October.

•      Net income for the third quarter of 2017 totaled $1,416,009, which was a $662,198 or 87.85% increase compared to the third quarter of 2016. This increase was primarily due to an increase in operating revenues, partially offset by an increase in operating expenses, all of which are described below.

•      Consolidated revenue for the third quarter of 2017 totaled $11,850,033, which was a $1,077,262 or 10.0% increase compared to the third quarter of 2016. This increase was primarily due to an increase in our A-CAM funding support based on the Company’s election to receive funding under A-CAM (see pages 10-11), and increased video and data revenues. These increases were partially offset by a decrease in local service, network access and other non-regulated revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2017.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line decreases totaled 1,915 or 8.04% for the twelve months ended September 30, 2017 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$1,463,734	$1,479,214	$(15,480)	-1.05%
Network Access	1,809,143	1,860,389	(51,246)	-2.75%
Video	2,444,849	2,353,013	91,836	3.90%
Data	2,992,250	2,966,475	25,775	0.87%
A-CAM/FUSF	1,961,457	926,163	1,035,294	111.78%
Other Non-Regulated	1,178,600	1,187,517	(8,917)	-0.75%
Total Operating Revenues	11,850,033	10,772,771	1,077,262	10.00%

Cost of Services, Excluding Depreciation and Amortization	5,177,737	4,994,356	183,381	3.67%
Selling, General and Administrative	1,660,991	1,778,564	(117,573)	-6.61%
Depreciation and Amortization Expenses	2,414,445	2,444,064	(29,619)	-1.21%
Total Operating Expenses	9,253,173	9,216,984	36,189	0.39%

Operating Income	$2,596,860	$1,555,787	$1,041,073	66.92%

Net Income	$1,416,009	$753,811	$662,198	87.85%

Capital Expenditures	$1,583,945	$1,307,492	$276,453	21.14%

Certain historical numbers have been changed to conform to the current year's presentation.

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$4,422,480	$4,413,315	$9,165	0.21%
Network Access	5,197,332	5,446,121	(248,789)	-4.57%
Video	7,234,486	6,993,456	241,030	3.45%
Data	9,083,545	8,631,216	452,329	5.24%
A-CAM/FUSF	6,011,779	2,740,159	3,271,620	119.40%
Other	3,245,532	3,407,436	(161,904)	-4.75%
Total Operating Revenues	35,195,154	31,631,703	3,563,451	11.27%

Cost of Services, Excluding Depreciation and Amortization	15,421,883	15,041,444	380,439	2.53%
Selling, General and Administrative	5,346,808	5,255,747	91,061	1.73%
Depreciation and Amortization Expenses	7,281,747	7,326,505	(44,758)	-0.61%
Total Operating Expenses	28,050,438	27,623,696	426,742	1.54%

Operating Income	$7,144,716	$4,008,007	$3,136,709	78.26%

Net Income	$4,043,337	$2,220,718	$1,822,619	82.07%

Capital Expenditures	$3,257,853	$4,249,841	$(991,988)	-23.34%

Key metrics
Access Lines	21,913	23,828	(1,915)	-8.04%
Video Customers	10,357	10,494	(137)	-1.31%
Broadband Customers	16,236	15,548	688	4.43%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,463,734, which is $15,480 or 1.05% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  This decrease was primarily due to the decline in access lines partially offset by rate increases implemented in several of our markets in 2016 and 2017.  Local service revenue was $4,422,480, which is $9,165 or 0.21% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to rate increases implemented in several of our markets in 2016 and 2017, partially offset by the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,809,143, which is $51,246 or 2.75% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $5,197,332, which is $248,789 or 4.57% lower in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These decreases were primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,444,849, which is $91,836 or 3.90% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $7,234,486, which is $241,030 or 3.45% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our high definition and digital video recording services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $2,992,250, which is $25,775 or 0.87% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $9,083,545, which is $452,329 or 5.24% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to an increase in data customers and increased managed services revenues. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $1,961,457, which is $1,035,294 or 111.78% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. A-CAM/FUSF support totaled $6,011,779, which is $3,271,620 or 119.40% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,178,600, which is $8,917 or 0.75% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $3,245,532, which is $161,904 or 4.75% lower in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These decreases were primarily due to decreases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,177,737, which is $183,381 or 3.67% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $15,421,883, which is $380,439 or 2.53% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,660,991, which is $117,573 or 6.61% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease was primarily due to lower costs associated with professional and consulting services.  Selling, general and administrative expenses were $5,346,808, which is $91,061 or 1.73% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,414,445, which is $29,619 or 1.21% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $7,281,747, which is $44,758 or 0.61% lower in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These decreases were primarily due to portions of our legacy telephone network becoming fully depreciated. These decreases were partially offset by increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,596,860, which is $1,041,073 or 66.92% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Operating income was $7,144,716, which is $3,136,709 or 78.26% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to an increase in revenues, partially offset by an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Interest Expense and Other Income

Interest expense was $288,258, which is $62,287 or 17.77% lower in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $910,024, which is $168,809 or 15.65% lower in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These decreases were primarily due to lower outstanding debt balances.

Interest and dividend income was $22,283, which is $5,642 or 33.90% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $95,401, which is $3,777 or 4.12% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to an increase in interest income earned on our increased cash balances.

Other income for the nine months ended September 30, 2017 and 2016 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2017 was $337,137, compared to $386,843 allocated and received in 2016. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $93,626, which is $19,170 or 25.75% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $255,742, which is $150,075 or 36.98% lower in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $1,025,382, which is $479,520 or 87.85% higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and was $2,927,937, which is $1,319,829 or 82.07% higher in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to higher pre-tax net income in 2017 compared to 2016. The effective income tax rates for both the nine months ending September 30, 2017 and 2016 were approximately 42.00%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $91,035,253 at September 30, 2017, reflecting 69.2% equity and 30.8% debt. This compares to a capital structure of $91,872,382 at December 31, 2016, reflecting 65.6% equity and 34.4% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.58 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2017 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2017 we had a working capital surplus of $32,288. In addition, at September 30, 2017, we also had approximately $9.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of September 30, 2017 was primarily the result of increased operating cash flows which has allowed the Company to fund operations, purchase capital equipment, pay dividends, pay down debt and increase cash reserves.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$10,091,583	$9,549,148
Investing activities	(3,360,853)	(4,352,841)
Financing activities	(5,179,663)	(5,278,721)
Increase (Decrease) in cash	$1,551,067	$(82,414)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2017 was $10,091,583, compared to cash generated by operations of $9,549,148 in the first nine months of 2016. The increase in cash from operating activities in 2017 was primarily due to increased net income, the timing of accounts receivable receipts and prepaid expenses, partially offset by timing of payments for accounts payable, income taxes and other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2017 was $2,167,181 compared to $616,114 at December 31, 2016.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $3,360,853 for the first nine months of 2017 compared to $4,352,841 for the first nine months of 2016. Capital expenditures relating to on-going operations were $3,257,853 for the nine months ended September 30, 2017 compared to $4,249,841 for the nine months ended September 30, 2016. We expect total plant additions to be approximately $6.5 million in 2017. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2017, we had approximately $9.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017 was $5,179,663. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $1,519,885 of dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2016 was $5,278,721. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,880,909 and the distribution of $1,372,812 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $32,288 as of September 30, 2017, with current assets of approximately $7.5 million and current liabilities of approximately $7.4 million, compared to a working capital deficit of $2,827,419 as of December 31, 2016. The ratio of current assets to current liabilities was 1.00 and 0.66 as of September 30, 2017 and December 31, 2016. The working capital surplus as of September 30, 2017 was primarily the result of increased operating cash flows which has allowed the Company to fund operations, purchase capital equipment, pay dividends, pay down debt and increase cash reserves.

In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At September 30, 2017 and December 31, 2016 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.10 per share for both the second and third quarters of 2017 and $.095 per share for the first quarter of 2017, which totaled $516,007 for the third quarter, $515,636 for the second quarter and $488,242 for the first quarter. We declared a quarterly dividend of $.09 per share for both the second and third quarters of 2016 and $.0875 per share for the first quarter of 2016, which totaled $462,544 per quarter for the second and third quarters and $447,724 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at September 30, 2017 is 1.58.

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

NEW ULM TELECOM, INC.

Dated: November 14, 2017	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 14, 2017	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer