Form 10-K
period 2017-12-31
NEW ULM TELECOM INC
filed 2018-03-15
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company    ☐Emerging growth company

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,795,286. This calculation is based upon the closing price of $11.90 of the stock on June 30, 2017, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 15, 2018, the registrant had 5,160,065 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “plan”, “should”, “may”, “will”, “would”, “will be”, “will continue” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of New Ulm Telecom, Inc. (“NU Telecom,” the “Company,” “we” or “our” or “us”) to be different from those expressed or implied in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of NU Telecom. All employees of NU Telecom have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the 2018 Proxy Statement and is incorporated by reference. Our Board of Directors has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

NU Telecom is a diversified communications company headquartered in New Ulm, Minnesota with more than 112 years of experience in the local telephone exchange and telecommunications business. We operate in one principal business segment: the Telecom Segment.

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

The Telecom Segment operates five ILECs: New Ulm Telecom, Inc. (New Ulm), HTC, PTC, SETC and WTC and two CLECs located in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. New Ulm, HTC, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board at the state level. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2017 we served 21,954 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Ulm, Redwood Falls, Sanborn, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Telecom Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Germany, New Ulm, Plato, Redwood Falls, Sanborn, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve approximately 10,346 customers.

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

Alternative Connect America Cost Model (A-Cam)/Federal Universal Service Fund (FUSF) – Prior to 2017, we received FUSF funding from the Federal Communications Commission (FCC). FUSF funding was established to overcome geographical differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. In our Form 10-Q for the quarter ended September 30, 2016, NU Telecom disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former legacy support. NU Telecom will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements.  See pages 12-14 for a discussion regarding A-CAM and FUSF.

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

In order to meet the competition present in our industry, our businesses have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. Our businesses have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our businesses have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 89% of our access lines.

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

Overview

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

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

Each of our ILECs determined interstate access charges under rate of return regulation, whereby they earned a fixed return over and above operating costs. The specific process of setting interstate access rates was governed by FCC rules, which applies only to service providers with fewer than 50,000 lines. Three of our ILECs (HTC, PTC and WTC) utilized an average schedule process and the concept of pooling with other ILECs in NECA to arrive at rates and fair compensation. Our other two ILECs (New Ulm and SETC) arrived at their interstate rates through a study of their own individual interstate costs. Minnesota and Iowa utility commissions regulated the intrastate access rates for all five of our ILECs in their respective states.

Wireline Interstate

Our ILEC companies participated in the NECA common line pool where end-user common line funds collected were pooled. A portion of our ILEC revenue was based on settlements distributed from this pool. Our ILEC companies also participated in the NECA traffic-sensitive pool. These pool settlements were adjusted periodically.

Interstate access rates for CLECs were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the ILEC with whom the CLEC competes, unless the CLEC qualifies for the Rural Exemption.

Intercarrier Compensation and (FUSF) Reform

The FCC released the National Broadband Plan in April 2010 recommending significant changes to the access charge policy and processes. This was followed on November 18, 2011, by FCC Order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of intercarrier compensation and implementing a new support mechanism for the deployment of broadband. Generally, the intercarrier compensation reform sets forth a path towards a “bill & keep” regime which eliminates compensation for termination of traffic received from another carrier. The timeline for this transition had numerous steps depending on the type of traffic exchanged and the regulated status of the affected LEC.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2017, Telecom network access revenue represented 17.7% of our operating revenue, down from 25.9% for the year ended December 31, 2016. This excludes any funding received from the A-CAM for broadband funding (see page 14 for more information).

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

For the year ended December 31, 2017, we received an aggregate of $1,434,439 from FUSF, consisting of $1,474,388 of CAF support and consisting of $3,136 for a combination of high cost loop support and safety net additive.  In addition, we were assessed $43,085 in trueups to prior year disbursements from the Federal common line support funding mechanism. Our net FUSF in 2017 comprised 3.1% of our total revenue for the year. For the year ended December 31, 2016, we received an aggregate of $3,634,555 from FUSF, consisting of $40,244 for a combination of high cost loop support and safety net additive, $1,925,483 of Federal common line support and $1,668,828 of CAF support. Our net FUSF in 2016 comprised 8.6% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

Effective January 1, 2017 we no longer receive funding from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs as described above, but has instead, elected to receive funding based on the A-CAM as described below.

A-CAM

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

We operate fiber networks which we own for fiber network access. At December 31, 2017, our fiber-optic network consisted of approximately 1,401 route miles, including 824 transport route miles and 577 local route miles.

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

Employees

As of March 1, 2018 we had 134 full-time equivalent employees dedicated to NU Telecom operations. In addition, as of March 1, 2018 we had an additional 12 full-time equivalent employees that are employed by NU Telecom but are dedicated to IES. IES is a minority equity subsidiary of NU Telecom and NU Telecom acts as the managing entity for IES.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2018, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer – NU Telecom	60

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer and Corporate Secretary – NU Telecom	61

Curtis O. Kawlewski	Chief Financial Officer and Treasurer – NU Telecom	51

Craig S. Anderson	Chief Business Development Officer – NU Telecom	49

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

Mr. Anderson has been the Chief Business Development Officer since 2017.

Item 1A.   Risk Factors.

Not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.   Properties

Our business is primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2017, our gross property, plant and equipment totaled $155,825,178 (net balance of $41,949,833).

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

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NULM." As of March 1, 2018 there were 1,335 registered stockholders and approximately 617 beneficial owners of NU Telecom stock. The following table sets forth the end-of-day high and low prices for our common stock quoted on the OTCQB Marketplace during 2017 and 2016. The OTCQB Marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	2017			2016
	High	Low		High	Low
1st quarter	9.90	8.90	1st quarter	7.35	6.91
2nd quarter	12.25	9.34	2nd quarter	7.45	6.99
3rd quarter	14.00	11.71	3rd quarter	8.00	7.25
4th quarter	17.75	13.65	4th quarter	9.685	7.28

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Dividends and Restrictions

We declared a quarterly dividend of $0.10 per share for the second, third and fourth quarters of 2017 and $0.095 per share for the first quarter of 2017, which totaled $516,007 per quarter for the third and fourth quarters, $515,636 for the second quarter and $488,242 for the first quarter. We declared a quarterly dividend of $0.09 per share for the second, third and fourth quarters of 2016 and $0.0875 per share for the first quarter of 2016, which totaled $462,544 per quarter for the second, third and fourth quarters and $447,724 for the first quarter. A quarterly cash dividend of $0.10 per share will be paid on March 15, 2018 to stockholders of record at the close of business on March 5, 2018.

We expect to continue to pay quarterly dividends during 2018, but only if and to the extent declared by our Board of Directors on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 4 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2017 is 1.47.

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

Executive Summary

Highlights:

•       Effective January 1, 2017 the Company no longer receives funding from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs, but has instead, elected to receive funding based on the A-CAM. See page 14 for a discussion regarding the A-CAM.

•       On December 1, 2015 the Minnesota State Department of Employment and Economic Development (DEED) announced NU Telecom as one of the companies that will receive state grants for broadband development. The State announced a total of $11 million in grants through the Border-to-Border Broadband Development Grant Program. The winners came out of a pool of 44 grant applicants requesting more than $29 million. NU Telecom was to receive $115,934 of the $244,125, or 47.5%, of the total project costs to build fiber connections to 24 homes and businesses in an area northeast of Goodhue. NU Telecom completed the project in late 2016. At December 31, 2017 the Company has received $115,934 from this grant.

•       On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED. At December 31, 2017 we had received $51,223.98 from this grant.

•       On November 24, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. NU Telecom will receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock. Construction on the projects is expected to begin in the spring of 2018. Grant funds will be received by NU Telecom as work progresses and costs are provided to DEED.

•       Net income in 2017 totaled $9,954,236, which was a $7,099,749, or 248.7% increase compared to 2016. This increase was primarily due to a reduction in our corporate taxes due to the revaluation of our deferred tax assets and liabilities, which was a result of the 2017 Tax Cuts and Jobs Act tax reform legislation. In addition, the net income also increased due to an increase in operating revenues, partially offset by an increase in operating expenses, all of which are described below.

•       Consolidated revenue for 2017 totaled $46,889,181, which was a $4,570,035 or 10.8% increase compared to 2016. This increase was primarily due to an increase in our A-CAM funding support based on the Company’s election to receive funding under A-CAM (see page 14), and increased video and data revenues. These increases were partially offset by a decrease in local service, network access and other non-regulated revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2018.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line decreases totaled 1,602 or 6.8% in 2017 compared to 2016 due to the reasons mentioned above.

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

Financial results for the Telecom Segment for the years ended December 31, 2017 and 2016 are included below:

	2017	2016	Increase (Decrease)
Operating Revenues
Local Service	$5,819,471	$5,863,723	$(44,252)	-0.8%
Network Access	6,846,324	7,315,208	(468,884)	-6.4%
Video	9,730,361	9,381,142	349,219	3.7%
Data	12,152,732	11,605,733	546,999	4.7%
A-CAM/FUSF	7,944,902	3,634,555	4,310,347	118.6%
Other	4,395,391	4,518,785	(123,394)	-2.7%
Total Operating Revenues	46,889,181	42,319,146	4,570,035	10.8%

Cost of Services, Excluding Depreciation and Amortization	20,591,004	20,092,524	498,480	2.5%
Selling, General and Administrative	7,185,340	7,053,795	131,545	1.9%
Depreciation and Amortization Expenses	9,652,754	9,763,934	(111,180)	-1.1%
Total Operating Expenses	37,429,098	36,910,253	518,845	1.4%

Operating Income	$9,460,083	$5,408,893	$4,051,190	74.9%

Net Income	$9,954,236	$2,854,487	$7,099,749	248.7%

Capital Expenditures	$6,267,066	$5,725,287	$541,779	9.5%

Key metrics
Access Lines	21,954	23,556	(1,602)	-6.8%
Video Customers	10,346	10,532	(186)	-1.8%
Broadband Customers	16,389	15,763	626	4.0%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $5,819,471, which is $44,252 or 0.8% lower in 2017 than in 2016. This decrease was primarily due to the decline in access lines partially offset by rate increases implemented in several of our markets in 2016 and 2017.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $6,846,324, which is $468,884 or 6.4% lower in 2017 than in 2016. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $9,730,361, which is $349,219 or 3.7% higher in 2017 than in 2016. This increase was primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years. Also contributing to the increase in video revenues was an increased demand for our HD and DVR services.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $12,152,732, which is $546,999 or 4.7% higher in 2017 than in 2016. This increase was primarily due to an increase in data customers and increased managed services revenue. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. See pages 12-14 for a discussion regarding FUSF.

Effective January 1, 2017, the Company no longer receives support from the FUSF, but has instead, elected to receive support based on the A-CAM. See page 14 for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $7,944,902, which is $4,310,347 or 118.6% higher in 2017 than in 2016.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,395,391, which is $123,394 or 2.7% lower in 2017 than in 2016. This decrease was primarily due to a decrease in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $20,591,004, which is $498,480 or 2.5% higher in 2017 than in 2016. This increase was primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7,185,340, which is $131,545 or 1.9% higher in 2017 than in 2016. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $9,652,754, which is $111,180 or 1.1% lower in 2017 than in 2016. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated. This decrease was partially offset by increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $9,460,082, which is $4,051,189 or 74.9% higher in 2017 than in 2016. This increase was primarily due to an increase in revenues, partially offset by increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 38 (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2017 and 2016 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2017 was $337,137, compared to $386,843 allocated and received in 2016. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income increased $6,054 in 2017 compared to 2016. This increase was primarily due to an increase in interest income earned on our increased cash balances.

Interest expense decreased $233,286 in 2017 compared to 2016. This decrease was primarily due to lower outstanding debt balances.

Other investment income decreased $28,006 in 2017 compared to 2016. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense decreased by $2,836,455 in 2017 compared to 2016 as we recorded an income tax benefit of $803,315 in 2017 and an income tax expense of $2,033,140 in 2016. The decrease in income taxes was primarily due to a reduction in our corporate taxes due to the revaluation of our deferred tax assets and liabilities, which was a result of the 2017 Tax Cuts and Jobs Act tax reform legislation. The effective income tax rate was (8.78%) and 41.60% for 2017 and 2016. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Inflation

It is the opinion of our management that the effects of inflation on operating revenue and expenses over the past two years have been immaterial. Our management anticipates that this trend will continue in the near future.

Off Balance Sheet Arrangements

The Company has no significant Off Balance Sheet Arrangements (as defined in Item 303 (a)(4) of Regulation S-K).

Non-GAAP Measures

In addition to the results reported with GAAP, we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

EBITDA is defined as net earnings before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below. These measures are a common measure of operating performance in the telecommunications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2017 and 2016.

	2017	2016

Net Income	$9,954,236	$2,854,487
Add (subtract):
Interest Expense, net of interest income	1,185,431	1,424,788
Income tax expense (benefit)	(803,315)	2,033,140
Depreciation and amortization	9,652,754	9,763,934
EBITDA	19,989,106	16,076,349

Adjustments to EBITDA:
Other, net ¹	(785,083)	(812,319)
Investment distributions ²	(491,186)	(668,157)
Non-cash, stock-based compensation ³	13,620	-
Adjusted EBITDA	$18,726,457	$14,595,873

¹ Includes the equity earnings from our investments, patronage income, and certain other miscellaneous items.

² Includes all cash dividends and other cash distributions received from our investments.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees, plus stockholders’ equity) was $95,787,020 at December 31, 2017, reflecting 71.5% equity and 28.5% debt. This compares to a capital structure of $91,872,382 at December 31, 2016, reflecting 65.6% equity and 34.4% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.47 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2017 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2017 we had a working capital deficit of $1,811,710. In addition, at December 31, 2017, we also had approximately $9.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2017	2016	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$13,939,556	$12,186,427	$1,753,129	14.39%
Investing activities	(6,342,908)	(5,861,514)	$(481,394)	-8.21%
Financing activities	(6,370,670)	(6,260,623)	$(110,047)	-1.76%
Increase (decrease) in cash	$1,225,978	$64,290	$1,161,688	-1806.95%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2017 was $13,939,556, compared to cash generated by operations of $12,186,427 in 2016. The increase in cash flows from operating activities in 2017 was primarily due to increased net income, partially offset by decreased deferred income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2017 was $1,842,092, compared to $616,114 at December 31, 2016.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $6,342,908 for the year ended December 31, 2017, compared to $5,861,514 used in investing activities in 2016. Capital expenditures relating to on-going operations were $6,267,066 in 2017 and $5,725,287 in 2016. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2017, we had approximately $9.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used In Financing Activities

Cash used in financing activities for the year ended December 31, 2017 was $6,370,670. This included long-term debt repayments of $2,700,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $2,035,892 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2016 was $6,260,623. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $2,400,267 and the distribution of $1,835,356 of dividends to stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,811,710 as of December 31, 2017, with current assets of approximately $6.7 million and current liabilities of approximately $8.5 million, compared to a working capital deficit of $2,827,419 as of December 31, 2016. The ratio of current assets to current liabilities was 0.79 and 0.66 as of December 31, 2017 and 2016. The working capital deficit as of December 31, 2017 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2017, were $24,200,000 (excluding long-term loan origination fees),  net of current debt maturities of $3,375,000 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2016, were $28,534,778 (excluding long-term loan origination fees), net of current debt maturities of $3,375,000 (excluding short-term loan origination fees).

    MLA RX0583

●          RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $0 on this revolving note as of December 31, 2017.

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

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K,  we have entered into an interest rate swap agreement that effectively fixed our interest rates and covers $14.0 million at a weighted average rate of 3.72%, as of December 31, 2017. The remaining debt of $22.6 million ($9.0 million available under the revolving credit facilities and $13.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.07%, as of December 31, 2017.

NU Telecom and its respective subsidiaries also have entered into security agreements under which substantially all the assets of NU Telecom and its respective subsidiaries have been pledged to CoBank as collateral. In addition, NU Telecom and its respective subsidiaries have guaranteed all the obligations under the credit facility.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At December 31, 2017, we were in compliance with all financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2017 is 1.47.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2017 Annual Report on Form 10-K are based upon NU Telecom’s consolidated financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K. There were no significant changes to these accounting policies during the year ended December 31, 2017.

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

New Ulm’s and SETC’s settlements from the pools were based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC were based on nationwide average schedules. Access revenues for New Ulm and SETC include an estimate of a cost study each year that is trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study were reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

Effective January 1, 2017 we no longer receive funding from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs as described above, but have instead, elected to receive funding based on the A-CAM as described below.

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

Consistent with the stated disclosure in our Form 10-Q, NU Telecom notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, NU Telecom would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments. In 2016, NU Telecom received $1,965,727 under the former ICLS program.

We derive revenues from the sale, installation and servicing of communication systems. In accordance with GAAP, these deliverables are accounted for separately. We recognize revenue from customer contracts for sales and installations using the completed-contract method, which recognizes income when the contract is substantially complete. We recognize rental revenues over the rental period.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $83,000 and $43,200 as of December 31, 2017 and 2016.

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

We have entered into an interest rate swap agreement (IRSA) with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative is accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

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

In 2017 and 2016, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2017 and 2016, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2017 DCF model include the following:

•       A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•       A 2.00% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisition of HTC and the addition of goodwill obtained through the HCC spin-off. The carrying value of the goodwill was $39,805,349 as of December 31, 2017 and 2016.

In 2017, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches that were used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $20.3 million, which indicated that we had no impairment as of December 31, 2017. In addition, in 2017, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $17.6 million, which indicated that we had no impairment as of December 31, 2017. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

We account for income taxes in accordance with GAAP. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of December 31, 2017 and 2016.

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 6 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

As of December 31, 2017 and 2016 we had $0 of unrecognized tax benefits, which if recognized would affect the effective tax rate.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2017 and 2016 we had no interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2017.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 12.50% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers.  Both plans were implemented in 2006. Both of these plans were cash-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate performance using financial targets. The financial targets are based on an achievement of specified operating revenues and operating income before interest, taxes, depreciation and amortization (OIBITDA).

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March or early April of the year following the target year and after the filing of our Annual Report on Form 10-K.

On February 24, 2017, our Board of Directors adopted the New Ulm Telecom, Inc. 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable NU Telecom and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Ulm Telecom, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Ulm Telecom, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation pf the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Olsen Thielen & Co., Ltd.

We have served as the Company’s auditor since 2008.

Roseville, Minnesota

March 15, 2018

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
OPERATING REVENUES:
Local Service	$5,819,471	$5,863,723
Network Access	6,846,324	7,315,208
Video	9,730,361	9,381,142
Data	12,152,732	11,605,733
A-CAM/FUSF	7,944,902	3,634,555
Other	4,395,391	4,518,785
Total Operating Revenues	46,889,181	42,319,146

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	8,069,821	8,092,935
Cost of Video	8,128,578	7,933,672
Cost of Data	2,255,692	2,121,067
Cost of Other Nonregulated Services	2,136,913	1,944,850
Depreciation and Amortization	9,652,754	9,763,934
Selling, General, and Administrative	7,185,340	7,053,795
Total Operating Expenses	37,429,098	36,910,253

OPERATING INCOME	9,460,083	5,408,893

OTHER INCOME (EXPENSE):

Interest During Construction	76,705	26,229
CoBank Patronage Dividends	337,137	386,843
Interest Income	97,996	91,942
Interest Expense	(1,192,241)	(1,425,527)
Other Investment Income	371,241	399,247
Total Other Income (Expense)	(309,162)	(521,266)

INCOME BEFORE INCOME TAXES	9,150,921	4,887,627

INCOME TAXES (BENEFIT) EXPENSE	(803,315)	2,033,140

NET INCOME	$9,954,236	$2,854,487

BASIC AND DILUTED NET INCOME PER SHARE	$1.93	$0.56

DIVIDENDS PER SHARE	$0.3950	$0.3575

WEIGHTED AVERAGE SHARES OUTSTANDING	5,153,579	5,133,548

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

NET INCOME	$9,954,236	$2,854,487

OTHER COMPREHENSIVE INCOME
Unrealized Gains on Interest Rate Swaps	50,990	8,578
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(17,275)	(3,471)
OTHER COMPREHENSIVE INCOME	33,715	5,107

COMPREHENSIVE INCOME	$9,987,951	$2,859,594

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2017 AND 2016

ASSETS

	2017	2016
CURRENT ASSETS:
Cash	$1,842,092	$616,114
Receivables, Net of Allowance for Doubtful Accounts of $83,000 and $43,200	1,944,501	2,232,571
Income Taxes Receivable	-	27,559
Materials, Supplies and Inventories	2,075,199	1,860,157
Financial Derivative Instruments	28,178	-
Prepaid Expenses	823,310	724,891
Total Current Assets	6,713,280	5,461,292

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	16,257,156	18,726,239
Other Investments	7,521,389	7,345,680
Deferred Charges and Other Assets	52,596	66,165
Total Investments and Other Assets	63,636,490	65,943,433

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	127,634,435	122,571,148
Other Property & Equipment	17,750,364	16,801,894
Video Plant	10,440,379	10,321,263
Total Property, Plant and Equipment	155,825,178	149,694,305
Less Accumulated Depreciation	113,875,345	106,767,672
Net Property, Plant & Equipment	41,949,833	42,926,633

TOTAL ASSETS	$112,299,603	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2017 AND 2016

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2016
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$3,315,822	$3,315,822
Accounts Payable	2,079,470	2,378,736
Accrued Income Taxes	676,508	-
Other Accrued Taxes	166,249	180,215
Deferred Compensation	57,216	59,264
Accrued Compensation	1,825,761	1,908,212
Other Accrued Liabilities	403,964	446,462
Total Current Liabilities	8,524,990	8,288,711

LONG-TERM DEBT, Less Current Portion	24,022,465	28,298,064

NONCURRENT LIABILITIES:
Loan Guarantees	158,043	213,802
Deferred Income Taxes	10,318,689	16,314,431
Other Accrued Liabilities	194,458	233,147
Financial Derivative Instruments	-	22,812
Deferred Compensation	632,225	701,895
Total Noncurrent Liabilities	11,303,415	17,486,087

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,160,065 and 5,139,375 Shares Issued and Outstanding	8,600,108	8,565,625
Accumulated Other Comprehensive Income (Loss)	20,135	(13,580)
Unearned Compensation	13,620	-
Retained Earnings	59,814,870	51,706,451
Total Stockholders' Equity	68,448,733	60,258,496

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,299,603	$114,331,358

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,954,236	$2,854,487
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,711,932	9,823,112
Undistributed Earnings of Other Equity Investment	(283,322)	(413,850)
Noncash Patronage Refund	(105,145)	(96,711)
Stock Issued in Lieu of Cash Payment	194,001	172,232
Distributions from Equity Investments	400,000	576,954
Stock-based Compensation	13,620	-
Changes in Assets and Liabilities:
Receivables	205,263	(1,000,739)
Income Taxes Receivable	27,559	673,552
Materials, Supplies, and Inventories	(215,042)	651,475
Prepaid Expenses	(67,862)	240,052
Deferred Charges and Other Assets	(12,247)	(5,958)
Accounts Payable	(297,606)	369,800
Accrued Income Taxes	676,508	-
Other Accrued Taxes	(13,966)	4,608
Other Accrued Liabilities	(163,638)	(348,512)
Deferred Income Tax	(6,013,017)	(1,238,913)
Deferred Compensation	(71,718)	(75,162)
Net Cash Provided by Operating Activities	13,939,556	12,186,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(6,267,066)	(5,725,287)
Grants Received for Construction of Plant	167,158	-
Other, Net	(243,000)	(136,227)
Net Cash Used in Investing Activities	(6,342,908)	(5,861,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,700,000)	(2,025,000)
Changes in Revolving Credit Facility	(1,634,778)	(2,400,267)
Dividends Paid	(2,035,892)	(1,835,356)
Net Cash Used in Financing Activities	(6,370,670)	(6,260,623)

NET INCREASE (DECREASE) IN CASH	1,225,978	64,290

CASH at Beginning of Period	616,114	551,824

CASH at End of Period	$1,842,092	$616,114

Supplemental cash flow information:
Cash paid for interest	$1,091,276	$1,340,120
Net cash paid for income taxes	$4,505,709	$2,598,500

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2015	5,116,826	$8,528,043	$(18,687)	$-	$50,561,016	$59,070,372

Directors Stock Plan	12,411	20,685			69,295	89,980
Employee Stock Plan	10,138	16,897			57,009	73,906
Net Income					2,854,487	2,854,487
Dividends					(1,835,356)	(1,835,356)
Unrealized Gain on Interest Rate Swap			5,107			5,107

BALANCE on December 31, 2016	5,139,375	8,565,625	(13,580)	-	51,706,451	60,258,496

Directors Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Grant				13,620		13,620
Net Income					9,954,236	9,954,236
Dividends					(2,035,892)	(2,035,892)
Unrealized Gain on Interest Rate Swap			33,715			33,715

BALANCE on December 31, 2017	5,160,065	$8,600,108	$20,135	$13,620	$59,814,870	$68,448,733

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

Interstate access rates were established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues were pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the IXC’s. We believe this trend will continue.

New Ulm’s and SETC’s settlements from the pools were based on their actual costs to provide service, while the settlements for NU Telecom subsidiaries – WTC, PTC and HTC were based on nationwide average schedules. Access revenues for New Ulm and SETC included an estimate of a cost study each year that was trued-up subsequent to the end of any given year. Our management believes the estimates included in our preliminary cost study were reasonable. We cannot predict the future impact that industry or regulatory changes will have on interstate access revenues.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

A-CAM

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

Receivables

As of December 31, 2017 and 2016, our consolidated receivables totaled $1,944,501 and $2,232,571, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2017 and 2016 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2017	2016

Balance at beginning of year	$43,200	$160,000
Additions charged to costs and expenses	226,479	63,227
Accounts written off	(186,679)	(180,027)
Balance at end of year	$83,000	$43,200

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2017 and 2016 was $2,075,199 and $1,860,157.

We value inventory using the lower of cost or market method. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2017 and 2016, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2017.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 3 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $39,805,349 as of December 31, 2017 and 2016. In the fourth quarter of 2017 and 2016 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2017 and 2016.

Investments and Other Assets

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 14 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a listing of our investments.

Long-term investments in other companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments in companies carried on the equity or cost basis due to a lack of quoted market prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2017. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $255,150 and $251,939 in 2017 and 2016.

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

Earnings And Dividends Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted EPS are based on our weighted average number of shares outstanding of 5,153,579 and 5,133,548 for the periods ended December 31, 2017 and 2016.

Dividends per share have been declared quarterly by the NU Telecom Board of Directors.

Recent Accounting Developments

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-09 (ASU 2017-09), “Scope of Modification Accounting).” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this update effective January 1, 2018 and will apply this guidance to applicable transactions after adoption date.

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

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for open contracts. Under this transition method, the accounting change is applied to the current period with a cumulative effect adjustment recorded to opening retained earnings. Previously reported results will not be restated under this transition method. The adoption of this new standard will result in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgements and practical expedients used by the Company in applying the new five-step revenue model. The Company has implemented new processes and internal controls to enable the prepartation of financial information upon adoption.

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2017 and 2016, include the following:

	2017	2016
Telecommunications Plant:
Land	$494,082	$494,082
Buildings	8,983,386	8,947,763
Other Support Assets	13,963,236	12,819,431
Central Office and Circuit Equipment	48,266,084	47,429,580
Cable and Wire Facilities	52,123,759	50,845,827
Other Plant and Equipment	404,883	404,883
Plant Under Construction	3,399,005	1,629,582
	127,634,435	122,571,148
Other Property	17,750,364	16,801,894
Video Plant	10,440,379	10,321,263

Total Property, Plant and Equipment	$155,825,178	$149,694,305

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,183,671 and $7,294,678 in 2017 and 2016. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2017 and 2016 were 4.7% and 4.9%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 3 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at December 31, 2017 and 2016.

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

In 2017 and 2016, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2017 and 2016, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2017		December 31, 2016
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$17,354,646	$29,278,445	$15,266,227
Regulatory Rights	15 yrs	4,000,000	2,666,643	4,000,000	2,399,979
Trade Name	3-5 yrs	570,000	570,000	570,000	456,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$20,591,289	$36,848,445	$18,122,206

Net Identified Intangible Assets			$16,257,156		$18,726,239

Amortization expense related to the definite-lived assets was $2,469,083 for 2017 and $2,469,256 for 2016. Amortization expense for the next five years is estimated to be:

2018	$2,355,083
2019	$2,355,083
2020	$2,355,083
2021	$2,355,038
2022	$983,688

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

Secured Credit Facility:

MLA RX0583

●           RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note is December 31, 2021. We currently have drawn $0 on this revolving note as of December 31, 2017.

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

As described in Note 5 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 3.72%, as of December 31, 2017. The remaining debt of $22.6 million ($9.0 million available under the revolving credit facilities and $13.6 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.07%, as of December 31, 2017.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2017 is 1.47.

Our credit facility requires us to comply with specified financial ratios. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At December 31, 2017 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Long-term debt is as follows:

	2017	2016

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $675,000 (beginning on March 31, 2015), plus a notional variable rate of interest through December 31, 2021.	$27,575,000	$30,275,000
Secured seven-year revolving credit facility of up to $9,000,000 to CoBank, ACB, plus a notional variable rate of interest through December 31, 2021.	-	1,634,778
Less: Unamortized Loan Fees	(236,713)	(295,892)
	27,338,287	31,613,886
Less: Amount due within one year	3,375,000	3,375,000
Less: Current Portion of Unamortized Loan Fees	(59,178)	(59,178)
Total Long Term Debt	$24,022,465	$28,298,064

Required principal payments are as follows:

2018	$3,375,000
2019	$2,700,000
2020	$2,700,000
2021	$18,800,000

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

As of December 31, 2017 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T3A	06/29/2018	$14,000,000	3.72% (LIBOR Rate of 1.22% plus 2.50% LIBOR Margin)

(1)   As described in Note 4 – “Long-Term Debt” to the 2017 Consolidated Financial Statements on Form 10-K, the note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2017, the fair value of the swap was $28,178, which has been recorded net of deferred tax of $8,043 for the $20,135 in accumulated other comprehensive income. At December 31, 2016, the fair value liability of the swap was $22,812, which has been recorded net of deferred tax benefit of $9,232, for the $13,580 in accumulated other comprehensive loss.

NOTE 6 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2017	2016
Taxes currently payable
Federal	$4,055,693	$2,582,782
State	1,136,733	685,800
Deferred Income Taxes	(1,446,409)	(1,235,442)
Deferred Tax Adjustment due to Federal Tax Rate Change	(4,549,332)	-
Total Income Tax Expense (Benefit)	$(803,315)	$2,033,140

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

As of December 31, 2017 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Nebraska and Iowa income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2017 and 2016, we had no interest or penalty accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2017	2016

Statutory Tax Rate	35.00%	35.00%
Effect of:
Federal Rate Change	(49.68)	-
Surtax Exemption	(0.80)	(1.00)
State Income Taxes Net of Federal Tax Benefit	7.21	7.60
Permanent Differences and Other, Net	(0.51)	-
Effective tax rate	(8.78)%	41.60%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2017	2016
Deferred Tax (Assets) / Liabilities
Accrued Expenses	$(425,040)	$(636,600)
Other	(47,184)	(93,639)
Fixed Assets	6,560,307	10,143,817
Intangible Assets	3,790,342	6,335,077
Deferred Compensation	(196,826)	(306,810)
Partnership Basis	637,090	872,586
Total Deferred Tax Liability	$10,318,689	$16,314,431

On December 22, 2017, the President of the United States signed into law, the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in United States tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the United States corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate. This revaluation resulted in a benefit of $4,549,332 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements.

NOTE 7 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $505,292 and $511,751 in 2017 and 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2017.

Our capital budget for 2018 is approximately $8.5 million and will be financed through internally generated funds.

NOTE 9 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $453,506 and $455,166 during the years ended December 31, 2017 and 2016. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 10 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 14 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

NOTE 11 - GUARANTEES

NU Telecom has guaranteed a ten-year loan owed by Fibercomm, LC maturing on September 30, 2021. As of December 31, 2017, we have recorded a liability of $158,043 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 12 – DEFERRED COMPENSATION

As of December 31, 2017 and 2016, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

NOTE 13 – RESTRICTED STOCK UNITS

On February 24, 2017, our Board of Directors adopted the New Ulm Telecom, Inc. 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable NU Telecom and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

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

NOTE 14 – SEGMENT INFORMATION

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

Note 15 – Transactions with equity method investments

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

Total revenues from transactions with affiliates were $1,145,557 and $1,105,201 for 2017 and 2016. Total expenses from transactions with affiliates were $482,916 and $505,572 for 2017 and 2016.

NOTE 16 – BROADBAND GRANTS

In December 2015, the Company was awarded a $244,125 broadband grant from the Minnesota Department of Employment and Economic Development.  The grant provided up to 47.5% of the cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area.  The Company will provide the remaining 52.5% matching funds.  At December 31, 2017, the Company had received the full grant amount.

In January 2017, the Company was awarded $1,889,968 in broadband grants from the Minnesota Department of Employment and Economic Development.  The grants provided up to 45% of the cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area.  The Company will provide the remaining 55% matching funds.  At December 31, 2017, the Company has received $51,224.  These projects will be completed in 2018.

In November 2017, the Company was awarded $1,727,998 in broadband grants from the Minnesota Department of Employment and Economic Development.  The grants provided up to 42.6%  of the cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area.  The Company will provide the remaining 57.4% matching funds.  Construction and expenditures for these projects will begin in 2018.

NOTE 17 -- SUBSEQUENT EVENTS

NU Telecom’s Board of Directors has declared a regular quarterly dividend on our common stock of $.10 per share, payable on March 15, 2018 to stockholders of record at the close of business on March 5, 2018.

On February 23, 2018, NU Telecom announced that it had entered into a Stock Purchase Agreement dated February 22, 2018 to purchase Scott-Rice Telephone Company (Scott-Rice) from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. NU Telecom intends to finance the acquisition from existing capital resources and proceeds from a credit facility with its principal lender CoBank.

Scott-Rice provides phone, video and internet services with over 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota.

The transaction is subject to customary closing conditions and regulatory approvals, but is not subject to New Ulm shareholder approval. The transaction has been unanimously approved by the Boards of Directors of New Ulm and Zayo. New Ulm expects the transaction to close during the second quarter of 2018.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 24, 2018 are incorporated by reference into this Form 10-K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2017, the last day of the Company fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2018 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2018 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2018 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.           Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2018 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2018 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2018 Proxy Statement and is incorporated by reference.

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

Item 15.           Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	37

	Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016	39

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016	40

	Consolidated Balance Sheets as of December 31, 2017 and 2016	41-42

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	43

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2017 and 2016	44

	Notes to Consolidated Financial Statements	45-59

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required
	information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	64

Item 16.            Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2018	NEW ULM TELECOM, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 15, 2018
Perry Meyer, Chairman of the Board

/s/ Bill D. Otis	March 15, 2018
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 15, 2018
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 15, 2018
Dennis Miller, Director

/s/ Wesley E. Schultz	March 15, 2018
Wesley E. Schultz, Director

/s/ James J. Seifert	March 15, 2018
James J. Seifert, Director

/s/ Colleen R. Skillings	March 15, 2018
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 15, 2018
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on August 14, 2013)
3.2	Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 contained in the Company’s Form 10-Q (File No. 0-3024) filed on November 12, 2013)
10.1+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.1.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1.1 contained in the Company’s Form 10-K for the year ended December 31, 2011)  (“2011 Form 10-K”)

10.2+

Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended March 31, 2007)

10.2.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between New Ulm Telecom, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.3+

Employment Agreement dated as of March 11, 2012, by and between New Ulm Telecom, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.3.1+

Amendment dated July 24, 2017, to Executive Employmnet Agreement dated as of March 31, 2012, by and between New Ulm Telecom, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.3 contained in the Company’s 2011 Form 10-K)

10.4+	New Ulm Telecom, Inc. Amended Management Incentive Plan (incorporated by reference to Exhibit 10.4.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on May 15, 2013)
10.5	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended June 30, 2009)
10.6

Amended and Restated Master Loan Agreement (MLA No. RX0583), dated as of December 31, 2014 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on January 6, 2015)

10.7

Amended and Restated Second Supplement to the Amended and Restated Master Loan Agreement dated as of December 31, 2014 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 6, 2015)

10.8	Second Amended and Restated Promissory Note (Revolver) in the principal amount of $9.0 Million. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 6, 2015)
10.9

Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 6, 2015)

10.10	Second Amended and Restated Promissory Note (Term) in the principal amount of $35.0 Million. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 6, 2015)
10.11

Amended and Restated Pledge and Security Agreement dated as of December 31, 2014 from (a) New Ulm Telecom, Inc. and (b) the New Ulm Telecom, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 6, 2015)

10.12

Amended and Restated Continuing Guaranty dated of December 31, 2014 by (a) New Ulm Telecom, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 6, 2015)

10.13

Waiver and Consent dated as of November 30, 2015 between CoBank, ACB and New Ulm Telecom, Inc. (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 10-K for the year ended December 31, 2015)

10.14+

New Ulm Telecom, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015 for the Annual Meeting of Shareholders held on May 28, 2015

10.15+

New Ulm Telecom, Inc. 2017 Omnibus Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 17, 2017 for the Annual Meeting of Shareholders held on May 25, 2017

10.16*	Stock Purchase Agreement dated February 22, 2018 between and among New Ulm Telecom, Inc., Scott-Rice Telephone Co. and Allstream Business u.s., LLC.
21*	Subsidiaries of the New Ulm Telecom, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

*Filed Herewith
+Management compensation plan or arrangement required to be filed as an exhibit