Form 10-Q
period 2018-03-31
NEW ULM TELECOM INC
filed 2018-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2018

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

The total number of shares of the registrant’s common stock outstanding as of May 15, 2018: 5,164,274.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2018	2017
OPERATING REVENUES:
Local Service	$1,363,652	$1,491,386
Network Access	1,665,015	1,662,644
Video	2,458,956	2,370,575
Data	3,116,235	3,033,301
A-CAM/FUSF	1,948,451	2,032,193
Other Non-Regulated	1,060,877	1,039,030
Total Operating Revenues	11,613,186	11,629,129

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,016,904	2,049,470
Cost of Video	2,151,681	2,056,672
Cost of Data	548,303	548,412
Cost of Other Nonregulated Services	527,876	491,888
Depreciation and Amortization	2,255,848	2,433,761
Selling, General and Administrative	1,965,016	1,904,628
Total Operating Expenses	9,465,628	9,484,831

OPERATING INCOME	2,147,558	2,144,298

OTHER (EXPENSE) INCOME
Interest Expense	(286,935)	(308,236)
Interest Income	53,861	40,696
Interest During Construction	31,845	16,101
CoBank Patronage Dividends	290,895	337,137
Other Investment Income	54,541	13,323
Total Other Income (Expense)	144,207	99,021

INCOME BEFORE INCOME TAXES	2,291,765	2,243,319

INCOME TAXES	641,692	942,196

NET INCOME	$1,650,073	$1,301,123

BASIC AND DILUTED
NET INCOME PER SHARE	$0.32	$0.25

DIVIDENDS PER SHARE	$0.1000	$0.0950

WEIGHTED AVERAGE SHARES OUTSTANDING	5,161,468	5,142,049

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2018	2017

Net Income	$1,650,073	$1,301,123

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Interest Rate Swaps	(5,599)	27,169
Income Tax (Expense) Benefit Related to Unrealized Gain (Loss) on Interest Rate Swaps	1,599	(10,995)
Other Comprehensive Income (Loss)	(4,000)	16,174

Comprehensive Income	$1,646,073	$1,317,297

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2018	December 31, 2017

CURRENT ASSETS:
Cash	$3,201,992	$1,842,092
Receivables, Net of Allowance for Doubtful Accounts of $73,000 and $83,000	1,613,778	1,944,501
Materials, Supplies, and Inventories	1,842,060	2,075,199
Financial Derivative Instruments	22,579	28,178
Prepaid Expenses	1,162,483	823,310
Total Current Assets	7,842,892	6,713,280

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	15,668,385	16,257,156
Other Investments	7,697,574	7,521,389
Deferred Charges and Other Assets	48,368	52,596
Total Investments and Other Assets	63,219,676	63,636,490

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	128,206,890	127,634,435
Other Property & Equipment	18,587,969	17,750,364
Video Plant	10,477,052	10,440,379
Total Property, Plant and Equipment	157,271,911	155,825,178
Less Accumulated Depreciation	115,484,070	113,875,345
Net Property, Plant & Equipment	41,787,841	41,949,833

TOTAL ASSETS	$112,850,409	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2018	December 31, 2017

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$3,315,822	$3,315,822
Accounts Payable	1,474,451	2,079,470
Accrued Income Taxes	1,008,137	676,508
Other Accrued Taxes	211,682	166,249
Deferred Compensation	56,712	57,216
Accrued Compensation	2,015,241	1,825,761
Other Accrued Liabilities	469,772	403,964
Total Current Liabilities	8,551,817	8,524,990

LONG-TERM DEBT, Net of Unamortized
Loan Fees	23,362,260	24,022,465

NONCURRENT LIABILITIES:
Loan Guarantees	151,434	158,043
Deferred Income Taxes	10,317,092	10,318,689
Other Accrued Liabilities	185,619	194,458
Deferred Compensation	624,505	632,225
Total Noncurrent Liabilities	11,278,650	11,303,415

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,164,274 and 5,160,065 Shares Issued and Outstanding	8,607,123	8,600,108
Accumulated Other Comprehensive Income	16,135	20,135
Unearned Compensation	21,792	13,620
Retained Earnings	61,012,632	59,814,870
Total Stockholders' Equity	69,657,682	68,448,733

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$112,850,409	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,650,073	$1,301,123
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,270,643	2,448,556
Undistributed Earnings of Other Equity Investments	(53,308)	(2,552)
Noncash Patronage Refund	(76,485)	(84,284)
Distributions from Equity Investments	-	100,000
Stock Issued in Lieu of Cash Payment	104,041	89,602
Stock-based Compensation	8,172	-
Changes in Assets and Liabilities:
Receivables	334,951	65,933
Income Taxes Receivable	-	27,559
Inventories	233,139	(2,923)
Prepaid Expenses	(372,503)	43,863
Accounts Payable	(726,693)	(658,161)
Accrued Income Taxes	331,629	69,637
Other Accrued Taxes	45,433	55,271
Other Accrued Liabilities	246,449	(6,197)
Deferred Compensation	(8,224)	(17,637)
Net Cash Provided by Operating Activities	3,987,317	3,429,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,706,729)	(834,725)
Grants Received for Construction of Plant	323,319	108,624
Other, Net	(53,000)	(42,000)
Net Cash Used in Investing Activities	(1,436,410)	(768,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(675,000)	(1,350,000)
Changes in Revolving Credit Facility	-	(1,221,779)
Dividends Paid	(516,007)	(488,242)
Net Cash Used in Financing Activities	(1,191,007)	(3,060,021)

NET INCREASE (DECREASE) IN CASH	1,359,900	(398,332)

CASH at Beginning of Period	1,842,092	616,114

CASH at End of Period	$3,201,992	$217,782

Supplemental cash flow information:
Cash paid for interest	$267,358	$327,930
Net cash paid for income taxes	$310,000	$845,000
Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2017, AND THREE MONTHS ENDED MARCH 31, 2018

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2016	5,139,375	$8,565,625	$(13,580)	$-	$51,706,451	$60,258,496

Director's Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Grant				13,620		13,620
Net Income					9,954,236	9,954,236
Dividends					(2,035,892)	(2,035,892)
Unrealized Gain on Interest Rate Swap			33,715			33,715

BALANCE on December 31, 2017	5,160,065	8,600,108	20,135	13,620	59,814,870	68,448,733

Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				8,172		8,172
Net Income					1,650,073	1,650,073
Dividends					(516,007)	(516,007)
Unrealized Loss on Interest Rate Swap			(4,000)			(4,000)

BALANCE on March 31, 2018	5,164,274	$8,607,123	$16,135	$21,792	$61,012,632	$69,657,682

The accompanying notes are an integral part of these consolidated financial statements.

NEW ULM TELECOM, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of New Ulm Telecom, Inc. and its subsidiaries (NU Telecom) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of our financial statements requires our management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

Our consolidated financial statements report the financial condition and results of operations for NU Telecom and its subsidiaries in one business segment: the Telecom Segment. Inter-company transactions have been eliminated from the consolidated financial statements.

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $1,667,077 and $1,816,490 for the three months ended March 31, 2018 and 2017. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2018 and December 31, 2017 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska and Wisconsin income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2018 and December 31, 2017 we had no interest or penalties accrued that related to income tax matters.

On December 22, 2017, the President of the United States signed into law, the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in United States tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the United States corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate in the 4th quarter of 2017.

Recent Accounting Developments

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-09 (ASU 2017-09), “Scope of Modification Accounting).” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted this update effective January 1, 2018 and are apply this guidance to applicable transactions.

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

We have reviewed all other significant newly issued accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” which is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contact(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. As amended, the new standard was effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted.

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for open contracts. Under this transition method, the accounting change is applied to the current period with a cumulative effect adjustment recorded to opening retained earnings. Previously reported results will not be restated under this transition method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting practices under ASC 605 (legacy GAAP). The adoption of ASU 2014-09 did not have a material impact to our systems, processes, internal controls or our financial position and results of operations. In addition, the Company did not have any material cumulative-effect adjustments that would have affected its January 1, 2018 assets, liabilities or retained earnings. The adoption of this new standard by the Company did result in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgements and practical expedients used by the Company in applying the new five-step revenue model.

Our revenue contracts with customers may include a promise or promises to deliver services such as broadband, video or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it is providing a series of distinct services that are substantially the same and have the same pattern of transfer.

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the contract and may include promotional discounts. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the contract. We do not consider the possibility of a contract being cancelled, renewed or modified, which is consistent with ASC 606-10-32-4.

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when or as performance or as performance obligations are satisfied by transferring service to the customer as described below.

Significant Judgements

The Company often provides multiple services to a customer. Provision of customer premise equipment (CPE) and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet, or connectivity services. Judgement is required to determine whether provision of CPE, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

Allocation of the transaction price to the distinct performance obligations in bundled service subscriptions requires judgement. The transaction price for a bundle of services is frequently less than the sum of standalone selling prices of each individual service. Standalone selling prices for the Company’s services are directly observable.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Voice Services¹	$1,558,393	$1,633,180
Network Access¹	1,723,215	1,791,842
Video ¹	2,455,167	2,367,124
Data ¹	2,745,131	2,555,194
Directory²	172,052	178,067
Cellular³	119,948	107,402
Other Contracted Revenue[4]	436,637	540,098
Other[5]	217,019	183,346

Revenue From Customers	9,427,562	9,356,253

Subsidy and Other Revenue
Outside the Scope of ASC 606[6]	2,185,624	2,272,876

Total revenue	$11,613,186	$11,629,129

¹ Month-to-month contracts billed and consumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ Approximately 88% of the revenue in this category is earned through a monthly commission from the network provider for a billing and collecting arrangement with the network provider. We do not receive revenue from the end-user customer, but instead receive a monthly commission from the provider. Other revenue in this category includes phone and equipment sales and represents approximately 1% of our total revenue.

[4]This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[5]This includes CPE and other equipment sales.

[6]This includes governmental subsidies and lease revenues outside the scope of ASC 606.

Approximately 79% of our total revenue is from month-to-month and other contracted revenue from customers. Approximately 19% of our total revenue is from revenue sources outside of the scope of ASC 606. The remaining 2% of total revenue is from other sources including CPE and equipment sales and installation.

A significant portion of our revenue is derived from customers who may generally cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of such contracts, which is generally 3 to 10 years for these types of contracts.

Nature of Services

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

Voice Services – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Network Access – We provide access services to other telecommunication carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill monthly subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

Revenues earned from other telecommunication carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers on monthly basis. Revenues are billed at tariffed access rates for both interstate and intrastate calls and are recognized into revenue monthly based on the period the access was provided.

National Exchange Carriers Association (NECA) pools and redistributes the SLCs to various telecommunication providers through the Connect America Fund (CAF). These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

Video – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds and features. We also provide e-mail, web hosting and design, on-line file back up and on-line file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Directory – Our directory publishing revenue in our telephone directories recurs monthly and is recognized into revenue on a monthly basis.

Cellular – We provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories. The majority of the revenue in this category is earned through a monthly commission from Telespire for a billing and collecting arrangement with Telespire. We do not receive revenue from the end-user customer, but instead receive a monthly commission from the Telespire. Other revenue in this category is immaterial to our overall revenues.

Other Contracted Revenue – Managed services and certain other data customers include fiber-delivered communications and managed information technology solutions to mainly business customers, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for these customers generally range from 3 to 10 years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. These services are billed as monthly recurring charges to customers.

Other – We also generate revenue from the sales, service and installation of CPE and other services. Sales and service of CPE are billed and recognized into revenue once the sale or service is complete or delivered. These sales and services are generally short-term in nature and are completed within one month. Other revenues are immaterial to our total revenues.

Subsidy and Other Revenue outside the Scope of ASC 606 – We receive subsidies from governmental entities to operate and expand our networks. In addition, we have revenue from leasing arrangements. Both of these revenue streams are outside of the scope of ASC 606.

Interstate access rates are established by a nationwide pooling of companies known as the NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by IXC’s. We believe this trend will continue.

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

Effective January 1, 2017 we no longer receive funding from the Federal Universal Service Fund (FUSF) based on the pooling and redistribution of revenues based on a company's actual or average costs as described above, but has instead, elected to receive funding based on the Alternative Connect America Cost Model (A-CAM) as described below.

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high cost support mechanisms for the price cap carriers (i.e., the larger, national local exchange carriers (LECs) such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focused on the rate-of-return carriers, announced specific changes to existing funding mechanisms as well as a new funding mechanism, and provided rural telecommunications providers with greater certainty about future support.

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

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2018	March 31, 2018	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$-	$-

Lont-term contract assets	$-	$-	$-

Contract Liabilities:

Short-term contract liabilities	$93,656	$354,399	$260,743	¹

Long-term contract liabilities	$194,458	$185,619	$(8,839)

Receivables:

Receivables accounted for under ASC 606	$1,431,558	$1,096,607	$(334,951)	²

Subsidy Receivables not accounted for under ASC 606	$542,539	$542,539	$-

¹ The difference is due to the timing of the contract billings.

² The reduction in accounts receivable is due to the timing of receipts.

Contract Assets

Contract assets arise from costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. Overall commissions paid to our sales representatives are immaterial based on our current commission structure. Due to the immaterial amount of commissions paid and the fact that most of our customers are billed under month-to-month service agreements that generally have no penalties associated with them if canceled by the customer, the Company has applied the practical expedient that allow customer acquisition costs to be expensed as incurred.

Contract Liabilities

Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based of the term of the contract.

Receivables

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

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

The fair value of our IRSA is discussed in Note 6 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

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

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at March 31, 2018 and December 31, 2017.

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

The components of our identified intangible assets are as follows:

		March 31, 2018		December 31, 2017
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$17,876,751	$29,278,445	$17,354,646
Regulatory Rights	15 yrs	4,000,000	2,733,309	4,000,000	2,666,643
Trade Name	3-5 yrs	570,000	570,000	570,000	570,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$21,180,060	$36,848,445	$20,591,289

Net Identified Intangible Assets			$15,668,385		$16,257,156

Amortization expense related to the definite-lived intangible assets was $588,771 and $617,271 for the three months ended March 31, 2018 and 2017. Amortization expense for the remaining nine months of 2018 and the five years subsequent to 2018 is estimated to be:

•	(April 1 – December 31)	$1,766,312
•	2019	$2,355,083
•	2020	$2,355,083
•	2021	$2,355,038
•	2022	$983,688
•	2023	$983,688

Note 5 – Secured Credit Facility

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2018 is 1.45.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At March 31, 2018 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 6 – “Interest Rate Swaps,” we have entered into an IRSA that effectively fixed our interest rates and cover $14.0 million at a weighted average rate of 3.72%, as of March 31, 2018. The remaining debt of $21.9 million ($9.0 million available under the revolving credit facilities and $12.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.38%, as of March 31, 2018.

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

The fair value of the Company’s IRSA is determined based on valuations received from CoBank and is based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2018, the fair value receivable of the swap was $22,579, which has been recorded net of deferred tax expense of $6,444, for the $16,135 in accumulated other comprehensive income.

Note 7 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 11 – “Segment Information”.

Note 8 – Guarantees

NU Telecom has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of March 31, 2018, we have recorded a liability of $151,434 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 9 – Deferred Compensation

As of March 31, 2018 and December 31, 2017, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

Note 10 – Restricted Stock Units (RSU)

On February 24, 2017, our Board of Directors (BOD) adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable NU Telecom and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

On July 25, 2017, our BOD granted 6,077 shares of RSUs in the Common Stock of the Company to its executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs, which was determined by our BOD. The 2017 RSUs will vest on December 31, 2019, at which point, the executives will be able to receive Common Stock in the Company in exchange for the RSUs.

On March 23, 2018, our BOD and Compensation Committee granted awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSU’s over the vesting period of the RSUs’ which was determined by our BOD. Each executive officer received a time-based RSU and a performance-based RSU. The time-based RSUs were computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock of $17.00 on March 26, 2018. 4,044 RSU’s were granted and the RSU’s will vest 100% on December 31, 2020, at which point, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs. The performance-based RSUs were computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock of $17.00 on March 26, 2018. The RSU’s will vest based on the Company’s average Return on Invested Capital (ROIC) for the three years ended December 31, 2020. 5,750 RSU’s were granted as a target and the RSU’s will vest 100% on December 31, 2020 if ROIC levels are attained, at which point, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs. The executive officers may earn more or less RSU’s based on if the actual ROIC over the time period is more or less than target.

Note 11 – Segment Information

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

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2018. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In January 2017, the Company was awarded $1,889,968 in broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants provided up to 45% of the cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $850,486 of the total project costs. The Company will provide the remaining 55% matching funds. At March 31, 2018, the Company has received $374,543. These projects will be completed in 2018.

In November 2017, the Company was awarded $1,727,998 in broadband grants from the DEED. The grants provided up to 42.6% of the cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $736,598 of the total project costs. The Company will provide the remaining 57.4% matching funds. Construction and expenditures for these projects will begin in 2018.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon NU Telecom’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference.

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

Executive Summary

Highlights:

•

  On February 23, 2018, the Company announced that it had entered into a Stock Purchase Agreement dated February 22, 2018 to purchase Scott-Rice Telephone Company (Scott-Rice) from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. NU Telecom intends to finance the acquisition from existing capital resources and proceeds from a credit facility with it principal lender CoBank. Scott-Rice provides phone, video and internet services with over 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The transaction is subject to customary closing conditions and regulatory approvals, but is not subject to New Ulm shareholder approval. The transaction has been unanimously approved by the BODs of New Ulm and Zayo. New Ulm expects the transaction to close during the second quarter of 2018.

•

  Effective January 1, 2017 the Company no longer receives funding from the FUSF based on the pooling and redistribution of revenues based on a company's actual or average costs, but has instead, elected to receive funding based on the A-CAM. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM.

•

  On January 12, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. NU Telecom will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017.  Grant funds will be received by NU Telecom as work progresses and costs are provided to the DEED. At March 31, 2018 we have received $374,543 from this grant.

•

   On November 24, 2017 the DEED announced NU Telecom as one of the companies that will receive state grants for broadband development. NU Telecom received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. NU Telecom will receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock. Construction on the projects is expected to begin in the spring of 2018. Grant funds will be received by NU Telecom as work progresses and costs are provided to the DEED.

•

  Net income for the first quarter of 2018 totaled $1,650,073, which was a $348,950, or 26.82% increase compared to the first quarter of 2017. This increase was primarily due to a decrease in income taxes due to the Tax Cuts and Jobs Act reform legislation signed into law on December 22, 2017.

•	Consolidated revenue for the first quarter of 2018 totaled $11,613,186, which was a $15,943 or 0.14% decrease compared to the first quarter of 2017.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2018.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line losses totaled 1,390 or 6.05% for the twelve months ended March 31, 2018 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$1,363,652	$1,491,386	$(127,734)	-8.56%
Network Access	1,665,015	1,662,644	2,371	0.14%
Video	2,458,956	2,370,575	88,381	3.73%
Data	3,116,235	3,033,301	82,934	2.73%
A-CAM/FUSF	1,948,451	2,032,193	(83,742)	-4.12%
Other	1,060,877	1,039,030	21,847	2.10%
Total Operating Revenues	11,613,186	11,629,129	(15,943)	-0.14%

Cost of Services, Excluding Depreciation and Amortization	5,244,764	5,146,442	98,322	1.91%
Selling, General and Administrative	1,965,016	1,904,628	60,388	3.17%
Depreciation and Amortization Expenses	2,255,848	2,433,761	(177,913)	-7.31%
Total Operating Expenses	9,465,628	9,484,831	(19,203)	-0.20%

Operating Income	$2,147,558	$2,144,298	$3,260	0.15%

Net Income	$1,650,073	$1,301,123	$348,950	26.82%

Capital Expenditures	$1,706,729	$834,725	$872,004	104.47%

Key metrics
Access Lines	21,575	22,965	(1,390)	-6.05%
Video Customers	10,247	10,456	(209)	-2.00%
Broadband Customers	16,648	15,991	657	4.11%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,363,652, which is $127,734 or 8.56% lower in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,665,015, which is $2,371 or 0.14% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to an increase in special access revenues, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,458,956, which is $88,381 or 3.73% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a combination of rate increases introduced into several of our markets over the course of the last year.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $3,116,235, which is $82,934 or 2.73% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to an increase in data customers. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

Effective January 1, 2017, the Company no longer receives support from the FUSF, but has instead, elected to receive support based on the A-CAM. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $1,948,451, which is $83,742 or 4.12% lower in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to FUSF pool adjustments from prior years.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,060,877, which is $21,847 or 2.10% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to an increase in the sales and installation of CPE, and sales of wireless services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,244,764, which is $98,322 or 1.91% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,965,016, which is $60,388 or 3.17% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $2,255,848, which is $177,913 or 7.31% lower in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to portions of our legacy network becoming fully depreciated. This decrease was partially offset by increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,147,558, which is $3,260 or 0.15% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to increases in Video and Data revenues, and a decrease in expenses, partially offset by a decrease in local service revenues and a decrease in A-CAM/FUSF, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $286,935, which is $21,301 or 6.91% lower in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to lower outstanding debt balances.

Interest and dividend income was $53,861, which is $13,165 or 32.35% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to an increase in dividend income earned on our investments and increased interest income earned on our increased cash balances.

Other income for the three months ended March 31, 2018 and 2017 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2018 was $290,895, compared to $337,137 allocated and received in 2017. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $54,541, which is $41,218 or 309.37% higher in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $641,692, which is $300,504 or 31.89% lower in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to lower federal tax rates associated with the 2017 Tax Cuts and Jobs Act tax reform legislation enacted on December 22, 2017. The effective income tax rates for the three months ending March 31, 2018 was approximately 28.0% and approximately 42.0% for the three months ended March 31, 2017. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

NU Telecom’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $96,335,764 at March 31, 2018, reflecting 72.3% equity and 27.7% debt. This compares to a capital structure of $95,787,020 at December 31, 2017, reflecting 71.5% equity and 28.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.45 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2018 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2018 we had a working capital deficit of $708,925. However, at March 31, 2018, we also had approximately $9.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of March 31, 2018 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$3,987,317	$3,429,790
Investing activities	(1,436,410)	(768,101)
Financing activities	(1,191,007)	(3,060,021)
Increase (Decrease) in cash	$1,359,900	$(398,332)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2018 was $3,987,317, compared to cash generated by operations of $3,429,790 in the first three months of 2017. The increase in cash from operating activities in 2018 was primarily due to increased net income, and timing of receipts of receivables, payments for inventories, income taxes and other accrued liabilities. These increases were partially offset by the timing of payments for prepaid expenses and accounts payable and lower depreciation and amortization expenses.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2018 was $3,201,992, compared to $1,842,092 at December 31, 2017.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $1,436,410 during the first three months of 2018 compared to $768,101 for the first three months of 2017. Capital expenditures relating to on-going operations were $1,706,729 for the three months ended March 31, 2018, compared to $834,725 for the three months ended March 31, 2017. We expect total plant additions in 2018 to be approximately $8.5 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2018, we had $9.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 was $1,191,007. This included long-term debt repayments of $675,000 and the distribution of $516,007 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2017 was $3,060,021. This included long-term debt repayments of $1,350,000, net payments on our revolving credit facility of 1,221,779 and the distribution of $488,242 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $708,925 as of March 31, 2018, with current assets of approximately $7.8 million and current liabilities of approximately $8.5 million, compared to a working capital deficit of $1,811,710 as of December 31, 2017. The ratio of current assets to current liabilities was 0.92 and 0.79 as of March 31, 2018 and December 31, 2017. The working capital deficit at March 31, 2018 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At March 31, 2018 and December 31, 2017 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.10 per share for the first quarter of 2018 and $0.095 for the first quarter of 2017, which totaled $516,007 for the first quarter of 2018 and $488,242 for the first quarter of 2017.

We expect to continue to pay quarterly dividends during 2018, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 5 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at March 31, 2018 is 1.45.

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our BOD determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

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

NEW ULM TELECOM, INC.

Dated: May 15, 2018	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 15, 2018	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer