Form 10-Q
period 2018-06-30
Nuvera Communications, Inc.
filed 2018-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from_____to_____.

Commission File Number  0-3024

NUVERA COMMUNICATIONS, INC.

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

The total number of shares of the registrant’s common stock outstanding as of August 14, 2018: 5,175,258.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
OPERATING REVENUES:
Local Service	$1,333,578	$1,467,360	$2,697,230	$2,958,746
Network Access	1,630,637	1,725,545	3,295,652	3,388,189
Video	2,554,549	2,419,062	5,013,505	4,789,637
Data	3,195,527	3,057,994	6,311,762	6,091,295
A-CAM/FUSF	1,958,979	2,018,129	3,907,430	4,050,322
Other Non-Regulated	1,035,171	1,027,902	2,096,048	2,066,932
Total Operating Revenues	11,708,441	11,715,992	23,321,627	23,345,121

OPERATING EXPENSES:
Plant Operations (Excluding Depreciationand Amortization)	2,084,011	1,987,691	4,100,915	4,037,161
Cost of Video	2,277,022	2,044,417	4,428,703	4,101,089
Cost of Data	588,205	549,764	1,136,508	1,098,176
Cost of Other Nonregulated Services	572,429	515,832	1,100,305	1,007,720
Depreciation and Amortization	2,280,354	2,433,541	4,536,202	4,867,302
Selling, General and Administrative	2,196,830	1,781,189	4,161,846	3,685,817
Total Operating Expenses	9,998,851	9,312,434	19,464,479	18,797,265

OPERATING INCOME	1,709,590	2,403,558	3,857,148	4,547,856

OTHER (EXPENSE) INCOME
Interest Expense	(286,004)	(313,530)	(572,939)	(621,766)
Interest/Dividend Income	87,656	32,422	141,517	73,118
Interest During Construction	36,913	15,321	68,758	31,422
CoBank Patronage Dividends	-	-	290,895	337,137
Other Investment Income	90,680	148,793	145,221	162,116
Total Other Income (Expense)	(70,755)	(116,994)	73,452	(17,973)

INCOME BEFORE INCOME TAXES	1,638,835	2,286,564	3,930,600	4,529,883

INCOME TAXES	458,878	960,359	1,100,570	1,902,555

NET INCOME	$1,179,957	$1,326,205	$2,830,030	$2,627,328

BASIC AND DILUTED
NET INCOME PER SHARE	$0.23	$0.26	$0.55	$0.51

DIVIDENDS PER SHARE	$0.1200	$0.1000	$0.2200	$0.1950

WEIGHTED AVERAGE SHARES OUTSTANDING	5,171,597	5,153,373	5,166,532	5,147,711

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Net Income	$1,179,957	$1,326,205	$2,830,030	$2,627,328

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	(22,579)	15,759	(28,178)	42,928
Income Tax (Expense) Benefit Related to Unrealized
Gains/(Losses) on Interest Rate Swaps	6,444	(6,378)	8,043	(17,373)
Other Comprehensive Income (Loss):	(16,135)	9,381	(20,135)	25,555

Comprehensive Income	$1,163,822	$1,335,586	$2,809,895	$2,652,883

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2018	December 31, 2017

CURRENT ASSETS:
Cash	$2,477,678	$1,842,092
Receivables, Net of Allowance for Doubtful Accounts of $77,500 and $83,000	1,715,704	1,944,501
Income Taxes Receivable	213,985	-
Materials, Supplies, and Inventories	1,703,259	2,075,199
Financial Derivative Instruments	-	28,178
Prepaid Expenses	1,151,560	823,310
Total Current Assets	7,262,186	6,713,280

INVESTMENTS & OTHER ASSETS:
Goodwill	39,805,349	39,805,349
Intangibles	15,079,615	16,257,156
Other Investments	7,562,699	7,521,389
Deferred Charges and Other Assets	77,579	52,596
Total Investments and Other Assets	62,525,242	63,636,490

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	128,731,681	127,634,435
Other Property & Equipment	19,292,523	17,750,364
Video Plant	10,489,634	10,440,379
Total Property, Plant and Equipment	158,513,838	155,825,178
Less Accumulated Depreciation	116,955,100	113,875,345
Net Property, Plant & Equipment	41,558,738	41,949,833

TOTAL ASSETS	$111,346,166	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2018	December 31, 2017

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$3,315,822	$3,315,822
Accounts Payable	1,331,737	2,079,470
Accrued Income Taxes	-	676,508
Other Accrued Taxes	168,641	166,249
Deferred Compensation	56,208	57,216
Accrued Compensation	1,789,644	1,825,761
Other Accrued Liabilities	321,768	403,964
Total Current Liabilities	6,983,820	8,524,990

LONG-TERM DEBT, Net of Unamortized
Loan Fees	22,702,054	24,022,465

NONCURRENT LIABILITIES:
Loan Guarantees	141,496	158,043
Deferred Income Taxes	10,310,648	10,318,689
Other Accrued Liabilities	176,779	194,458
Deferred Compensation	607,679	632,225
Total Noncurrent Liabilities	11,236,602	11,303,415

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,175,258 and 5,160,065 Shares Issued and Outstanding	8,625,430	8,600,108
Accumulated Other Comprehensive Income	-	20,135
Unearned Compensation	45,099	13,620
Retained Earnings	61,753,161	59,814,870
Total Stockholders' Equity	70,423,690	68,448,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,346,166	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,830,030	$2,627,328
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,565,791	4,896,891
Undistributed Earnings of Other Equity Investments	(128,372)	(75,232)
Noncash Patronage Refund	(76,485)	(105,145)
Distributions from Equity Investments	200,000	400,000
Stock Issued in Lieu of Cash Payment	146,251	109,593
Stock-based Compensation	31,479	-
Changes in Assets and Liabilities:
Receivables	237,184	315,456
Income Taxes Receivable	(213,985)	(418,944)
Inventories	371,940	(39,850)
Prepaid Expenses	(203,881)	236,957
Deferred Charges	(33,370)	10,753
Accounts Payable	(1,035,071)	(1,350,938)
Accrued Income Taxes	(676,508)	-
Other Accrued Taxes	2,392	6,223
Other Accrued Liabilities	(135,992)	(349,012)
Deferred Compensation	(25,554)	(35,834)
Net Cash Provided by Operating Activities	5,855,849	6,228,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(3,003,545)	(1,673,908)
Grants Received for Construction of Plant	323,319	108,624
Other, Net	(53,000)	(103,000)
Net Cash Used in Investing Activities	(2,733,226)	(1,668,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,350,000)	(2,025,000)
Changes in Revolving Credit Facility	-	(1,634,778)
Dividends Paid	(1,137,037)	(1,003,878)
Net Cash Used in Financing Activities	(2,487,037)	(4,663,656)

NET INCREASE (DECREASE) IN CASH	635,586	(103,694)

CASH at Beginning of Period	1,842,092	616,114

CASH at End of Period	$2,477,678	$512,420

Supplemental cash flow information:
Cash paid for interest	$543,491	$612,803
Net cash paid for income taxes	$1,991,000	$2,321,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2017 AND SIX MONTHS ENDED JUNE 30, 2018

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2016	5,139,375	$8,565,625	$(13,580)	$-	$51,706,451	$60,258,496

Director's Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Grants				13,620		13,620
Net Income					9,954,236	9,954,236
Dividends					(2,035,892)	(2,035,892)
Unrealized Gain on Interest Rate Swap			33,715			33,715

BALANCE on December 31, 2017	5,160,065	8,600,108	20,135	13,620	59,814,870	68,448,733

Director's Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grants				31,479		31,479
Net Income					2,830,030	2,830,030
Dividends					(1,137,037)	(1,137,037)
Unrealized Loss on Interest Rate Swap			(20,135)			(20,135)

BALANCE on June 30, 2018	5,175,258	$8,625,430	$-	$45,099	$61,753,161	$70,423,690

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our consolidated financial statements report the financial condition and results of operations for Nuvera and its subsidiaries in one business segment: the Telecom Segment. Inter-company transactions have been eliminated from the consolidated financial statements.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,358,661 and $3,632,761 for the six months ended June 30, 2018 and 2017. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2018 and December 31, 2017 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska and Wisconsin income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2018 and December 31, 2017 we had no interest or penalties accrued that related to income tax matters.

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

Recent Accounting Developments

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-09 (ASU 2017-09), “Scope of Modification Accounting.” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted this update effective January 1, 2018 and are applying this guidance to applicable transactions.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. Nuvera is required to adopt ASU 2016-13 on January 1, 2020. Early adoption as of January 1, 2019 is permitted. We are evaluating the effects that adoption of ASU 2016-13 will have on our financial position, results of operations and disclosures.

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

Revenue is recognized when performance obligations are satisfied by transferring service to the customer as described below.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Voice services [1]	$1,523,995	$1,642,930
Network access [1]	1,789,625	1,809,266
Video [1]	2,550,179	2,416,000
Data [1]	2,798,809	2,573,196
Directory [2]	178,773	178,949
Cellular [3]	131,731	106,640
Other contracted revenue [4]	461,691	546,211
Other [5]	206,325	188,375

Revenue from customers	9,641,128	9,461,567

Subsidy and other revenue outside scope of ASC 606 [6]	2,067,313	2,254,425

Total revenue	$11,708,441	$11,715,992

[1] Month-to-Month contracts billed and consumed in the same month.

[2] Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

[3] Approximately 88.89% of the revenue in this category is earned through a monthly commission from the network provider for a billing and collecting arrangement with the network provider.  We do not receive revenue from the end-user customer, but instead receive a monthly commission from the provider.  Other revenue in this category includes phone and equipment sales and represents approximately 1.13% of our total revenue.

[4] This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[5] This includes CPE and other equipment sales.

[6] This includes governmental subsidies and lease revenue outside the scope of ASC 606.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Voice services [1]	$3,082,388	$3,276,110
Network access [1]	3,512,840	3,601,108
Video [1]	5,005,346	4,783,124
Data [1]	5,543,940	5,128,390
Directory [2]	350,825	357,016
Cellular [3]	251,679	214,042
Other contracted revenue [4]	898,328	1,086,309
Other [5]	423,344	371,721

Revenue from customers	19,068,690	18,817,820

Subsidy and other revenue outside scope of ASC 606 [6]	4,252,937	4,527,301

Total revenue	$23,321,627	$23,345,121

[1] Month-to-Month contracts billed and consumed in the same month.

[2] Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

[3] Approximately 88.29% of the revenue in this category is earned through a monthly commission from the network provider for a billing and collecting arrangement with the network provider.  We do not receive revenue from the end-user customer, but instead receive a monthly commission from the provider.  Other revenue in this category include phone and equipment sales and  represents approximately 1.08% of our total revenue.

[4] This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[5] This includes CPE and other equipment sales.

[6] This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the three months ended June 30, 2018 and 2017, approximately 80.58% of our total revenue is from month-to-month and other contracted revenue from customers. Approximately 17.66% of our total revenue is from revenue sources outside of the scope of ASC 606. The remaining 1.76% of total revenue is from other sources including CPE and equipment sales and installation.

For the six months ended June 30, 2018 and 2017, approximately 79.95% of our total revenue is from month-to-month and other contracted revenue from customers. Approximately 18.24% of our total revenue is from revenue sources outside of the scope of ASC 606. The remaining 1.81% of total revenue is from other sources including CPE and equipment sales and installation.

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

The National Exchange Carriers Association (NECA) pools and redistributes the SLCs to various telecommunication providers through the Connect America Fund (CAF). These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

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

Cellular – We provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories. The majority of the revenue in this category is earned through a monthly commission from Telespire for a billing and collecting arrangement with Telespire. We do not receive revenue from the end-user customer, but instead receive a monthly commission from Telespire. Other revenue in this category is immaterial to our overall revenues.

Other Contracted Revenue - Managed services and certain other data customers include fiber-delivered communications and managed information technology solutions to mainly business customers, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for these customers generally range from 3 to 10 years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. These services are billed as monthly recurring charges to customers.

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

Effective January 1, 2017 we no longer received funding from the Federal Universal Service Fund (FUSF) based on the pooling and redistribution of revenues based on a company's actual or average costs as described above, but has instead, elected to receive funding based on the Alternative Connect America Cost Model (A-CAM) as described below.

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

In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. Nuvera will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of Nuvera’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, Nuvera notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, Nuvera would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations. The A-CAM payments will replace the Company’s former ICLS payments.

On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On May 23, 2018, the Company’s Board of Directors (BOD) authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $489,870 for its Iowa operations, which is a $97,974 increase per year and (ii) $7,648,208 for its Minnesota operations, which is a $1,529,641 increase per year. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on May 24, 2018. The FCC accepted the Company’s letter on May 30, 2018. The revised A-CAM support offer payments are expected to begin in the third quarter of 2018.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2018	June 30, 2018	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$-	$-

Lont-term contract assets	$-	$-	$-

Contract Liabilities:

Short-term contract liabilities	$93,656	$116,107	$22,451 ¹

Long-term contract liabilities	$194,458	$176,780	$(17,678)

Receivables:

Receivables accounted for under ASC 606	$1,431,558	$1,194,374	$(237,184) ²

Subsidy Receivables not accounted for under ASC 606	$542,539	$542,539	$-

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

We had entered into an interest rate swap agreement (IRSA) with our lender, CoBank, ACB (CoBank), to manage our cash flow exposure to fluctuations in interest rates. This instrument was designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative were accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remained effective.

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

Note 4 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $39,805,349 at June 30, 2018 and December 31, 2017.

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

The components of our identified intangible assets are as follows:

		June 30, 2018		December 31, 2017
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$29,278,445	$18,398,855	$29,278,445	$17,354,646
Regulatory Rights	15 yrs	4,000,000	2,799,975	4,000,000	2,666,643
Trade Name	3-5 yrs	570,000	570,000	570,000	570,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$36,848,445	$21,768,830	$36,848,445	$20,591,289

Net Identified Intangible Assets			$15,079,615		$16,257,156

Amortization expense related to the definite-lived intangible assets was $1,177,541 and $1,234,541 for the six months ended June 30, 2018 and 2017. Amortization expense for the remaining six months of 2018 and the five years subsequent to 2018 is estimated to be:

•	(July 1 – December 31)	$1,177,542
•	2019	$2,355,083
•	2020	$2,355,083
•	2021	$2,355,038
•	2022	$983,688
•	2023	$983,688

Note 5 – Secured Credit Facility

We have a credit facility with CoBank. Under the credit facility, we entered into a master loan agreement (MLA) and a series of supplements to the respective MLA.

Nuvera and its respective subsidiaries also have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on December 31, 2021.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2018 is 1.48.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and fixed coverage ratio. At June 30, 2018 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 6 – “Interest Rate Swaps,” we had previously entered into an IRSA that effectively fixed our interest rates and covered $14.0 million that matured on June 18, 2018. Our debt of $35.2 million ($9.0 million available under the revolving credit facilities and $26.2 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.61%, as of June 30, 2018.

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

To meet this objective, on June 18, 2015 we entered into an IRSA with CoBank covering $14.0 million of our aggregate indebtedness to CoBank. This swap effectively locked in the interest rate on $14.0 million of variable-rate debt through June 2018. Under this IRSA, we had changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we paid a fixed contractual interest rate and (i) made an additional payment if the LIBOR variable rate payment was below a contractual rate or (ii) received a payment if the LIBOR variable rate payment was above the contractual rate.

Each month, we made interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect to the loan, without reflecting our IRSA. At the end of each calendar month, CoBank adjusted our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate. Net interest payments were reported in our consolidated income statement as interest expense.

Our IRSA under our credit facilities qualified as a cash flow hedge for accounting purposes under GAAP. We reflected the effect of this hedging transaction in the financial statements. The unrealized gain/loss was reported in other comprehensive income. If we would have terminated our IRSA, the cumulative change in fair value at the date of termination would have been reclassified from accumulated other comprehensive income, which was classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and was based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicated an estimated amount we would have been required to pay if the contracts were canceled or transferred to other parties. Our interest rate swap matured on June 18, 2018, at which point the Company no longer had any IRSAs in effect.

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

Note 8 – Guarantees

Nuvera has guaranteed a ten-year loan owed by FiberComm, LC, maturing on September 30, 2021. As of June 30, 2018, we have recorded a liability of $141,496 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 9 – Deferred Compensation

As of June 30, 2018 and December 31, 2017, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

Note 10 – Restricted Stock Units (RSU)

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

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

The Telecom Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Telecom Segment

●	ILECs:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera.
●	CLECs:
	▪	Nuvera, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;

	▪	SM Broadband, LLC (SMB) – 12.50% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2018. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $850,486 of the $1,889,968 total project costs. The Company will provide the remaining 55% matching funds. At June 30, 2018, the Company has received $374,543. These projects will be completed in 2018.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $736,598 of the $1,727,998 total project costs. The Company will provide the remaining 57.4% matching funds. Construction and expenditures for these projects will begin in 2018.

Note 14 – Subsequent Events

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice Telephone Company (Scott-Rice) from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for $42 million in cash. Scott-Rice provides phone, video and internet services with over 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera-Scott-Rice company will have approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference.

Results of Operations

Overview

Nuvera has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our businesses provide local telephone service and network access to other telecommunications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

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

Executive Summary

Highlights:

•

Effective June 4, 2018, New Ulm Telecom, Inc. changed its name to Nuvera Communications, Inc. The Company had announced the pending name change at its 2018 Annual Meeting of Shareholders held on May 24, 2018. Concurrent with the June 4, 2018 name change, the ticker symbol for the Company’s common stock on the QTCQB Marketplace became NUVR.

•

On February 23, 2018, the Company announced that it had entered into a Stock Purchase Agreement dated February 22, 2018 to purchase Scott-Rice from Zayo for approximately $42 million in cash. Nuvera intends to finance the acquisition from existing capital resources and proceeds from a credit facility with it principal lender CoBank. Scott-Rice provides phone, video and internet services with over 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The transaction is subject to customary closing conditions and regulatory approvals, but is not subject to Nuvera shareholder approval. The transaction has been unanimously approved by the BODs of Nuvera and Zayo. The transaction closed on July 31, 2018.

•

On November 24, 2017 the DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. Nuvera will receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock. Construction on the projects is expected to begin in the spring of 2018. Grant funds will be received by Nuvera as work progresses and costs are provided to the DEED.

•

On January 12, 2017 the DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. Nuvera will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017.  Grant funds will be received by Nuvera as work progresses and costs are provided to the DEED. At June 30, 2018 we have received $374,543 from this grant.

•

Effective January 1, 2017 the Company no longer receives funding from the FUSF based on the pooling and redistribution of revenues based on a company's actual or average costs, but has instead, elected to receive funding based on the A-CAM. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM.

•

Net income for the second quarter of 2018 totaled $1,179,957 which was a $146,248, or 11.03% decrease compared to the second quarter of 2018. This decrease was primarily due one-time charges related to the Scott-Rice acquisition and an increase in costs of services, partially offset by a decrease in income taxes due to the Tax Cuts and Jobs Act reform legislation signed into law on December 22, 2017, and a decrease in depreciation.

•	Consolidated revenue for the second quarter of 2018 totaled $11,708,441, which was a $7,551 or 0.06% decrease compared to the second quarter of 2017.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2018.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Access line losses totaled 1,754 or 7.74% for the twelve months ended June 30, 2018 due to the reasons mentioned above.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$1,333,578	$1,467,360	$(133,782)	-9.12%
Network Access	1,630,637	1,725,545	(94,908)	-5.50%
Video	2,554,549	2,419,062	135,487	5.60%
Data	3,195,527	3,057,994	137,533	4.50%
A-CAM/FUSF	1,958,979	2,018,129	(59,150)	-2.93%
Other Non-Regulated	1,035,171	1,027,902	7,269	0.71%
Total Operating Revenues	11,708,441	11,715,992	(7,551)	-0.06%

Cost of Services, Excluding Depreciation and Amortization	5,521,667	5,097,704	423,963	8.32%
Selling, General and Administrative	2,196,830	1,781,189	415,641	23.34%
Depreciation and Amortization Expenses	2,280,354	2,433,541	(153,187)	-6.29%
Total Operating Expenses	9,998,851	9,312,434	686,417	7.37%

Operating Income	$1,709,590	$2,403,558	$(693,968)	-28.87%

Net Income	$1,179,957	$1,326,205	$(146,248)	-11.03%

Capital Expenditures	$1,296,816	$839,183	$457,633	54.53%

Telecom Segment
	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$2,697,230	$2,958,746	$(261,516)	-8.84%
Network Access	3,295,652	3,388,189	(92,537)	-2.73%
Video	5,013,505	4,789,637	223,868	4.67%
Data	6,311,762	6,091,295	220,467	3.62%
A-CAM/FUSF	3,907,430	4,050,322	(142,892)	-3.53%
Other	2,096,048	2,066,932	29,116	1.41%
Total Operating Revenues	23,321,627	23,345,121	(23,494)	-0.10%

Cost of Services, Excluding Depreciation and Amortization	10,766,431	10,244,146	522,285	5.10%
Selling, General and Administrative	4,161,846	3,685,817	476,029	12.92%
Depreciation and Amortization Expenses	4,536,202	4,867,302	(331,100)	-6.80%
Total Operating Expenses	19,464,479	18,797,265	667,214	3.55%

Operating Income	$3,857,148	$4,547,856	$(690,708)	-15.19%

Net Income	$2,830,030	$2,627,328	$202,702	7.72%

Capital Expenditures	$3,003,545	$1,673,908	$1,329,637	79.43%

Key metrics
Access Lines	20,896	22,650	(1,754)	-7.74%
Video Customers	10,088	10,369	(281)	-2.71%
Broadband Customers	16,679	16,089	590	3.67%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,333,578, which is $133,782 or 9.12% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $2,697,230, which is $261,516 or 8.84% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due the decline in access lines.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,630,637, which is $94,908 or 5.50% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $3,295,652, which is $92,537 or 2.73% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve seventeen communities with our IPTV services and five communities with our CATV services. Video revenue was $2,554,549, which is $135,487 or 5.60% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $5,013,505, which is $223,868 or 4.67% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $3,195,527, which is $137,533 or 4.50% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $6,311,762, which is $220,467 or 3.62% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

Effective January 1, 2017, the Company no longer receives support from the FUSF, but has instead, elected to receive support based on the A-CAM. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $1,958,979, which is $59,150 or 2.93% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. A-CAM/FUSF support totaled $3,907,430, which is $142,892 or 3.53% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to FUSF pool adjustments from prior years.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as TechTrends Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,035,171, which is $7,269 or 0.71% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $2,096,048, which is $29,116 or 1.41% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to increases in the sales and installation of CPE, and sales of wireless services.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $5,521,667, which is $423,963 or 8.32% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $10,766,431, which is $522,285 or 5.10% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,196,830, which is $415,641 or 23.34% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $4,161,846, which is $476,029 or 12.92% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to one-time charges associated with the Scott-Rice acquisition that the Company closed on July 31, 2018.

Depreciation and Amortization

Depreciation and amortization was $2,280,354, which is $153,187 or 6.29% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $4,536,202, which is $331,100 or 6.80% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to portions of our legacy telephone network becoming fully depreciated. These decreases were partially offset by increased depreciation associated with increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $1,709,590, which is $693,968 or 28.87% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Operating income was $3,857,148, which is $690,708 or 15.19% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to an increase in expenses and a decrease in revenues, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $286,004, which is $27,526 or 8.78% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $572,939, which is $48,827 or 7.85% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to lower outstanding debt balances.

Interest and dividend income was $87,656, which is $55,234 or 170.36% higher in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $141,517, which is $68,399 or 93.55% higher in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases were primarily due to an increase in dividend income earned on our investments and increased interest income earned on our increased cash balances.

Other income for the six months ended June 30, 2018 and 2017 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2018 was $290,895, compared to $337,137 allocated and received in 2017. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $90,680, which is $58,113 or 39.06% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $145,221, which is $16,895 or 10.42% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $458,878, which is $501,481 or 52.22% lower in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and was $1,100,570, which is $801,985 or 42.15% lower in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These decreases were primarily due to lower federal tax rates associated with the 2017 Tax Cuts and Jobs Act tax reform legislation enacted on December 22, 2017. The effective income tax rate for the six months ending June 30, 2018 was approximately 28.0% and approximately 42.0% for the six months ended June 30, 2017. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $96,441,566 at June 30, 2018, reflecting 73.0% equity and 27.0% debt. This compares to a capital structure of $95,787,020 at December 31, 2017, reflecting 71.5% equity and 28.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.48 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2018 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2018 we had a working capital surplus of $278,366. In addition, at June 30, 2018, we also had approximately $9.0 million available under our revolving credit facility to fund any short-term working capital needs. The increase in working capital as of June 30, 2018 was primarily the result of increased cash balances, partially offset by the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$5,855,849	$6,228,246
Investing activities	(2,733,226)	(1,668,284)
Financing activities	(2,487,037)	(4,663,656)
Increase (Decrease) in cash	$635,586	$(103,694)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2018 was $5,855,849, compared to cash generated by operations of $6,228,246 in the first six months of 2017. The decrease in cash from operating activities in 2018 was primarily due to the timing of receipts of receivables, timing of payments of prepaid expenses and income taxes, and lower depreciation and amortization expenses. These decreases were partially offset by increases from timing of payments for inventories, accounts payable and other accrued liabilities, and increased net income.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2018 was $2,477,678 compared to $1,842,092 at December 31, 2017.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $2,733,226 for the first six months of 2018 compared to $1,668,284 for the first six months of 2017. Capital expenditures relating to on-going operations were $3,003,545 for the six months ended June 30, 2018 compared to $1,673,908 for the six months ended June 30, 2017. We expect total plant additions in 2018 to be approximately $8.5 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2018, we had approximately $9.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 was $2,487,037. This included long-term debt repayments of $1,350,000 and the distribution of $1,137,037 of dividends to stockholders. Cash used in financing activities for the six months ended June 30, 2017 was $4,663,656. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $1,003,878 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $278,366 as of June 30, 2018, with current assets of approximately $7.3 million and current liabilities of approximately $7.0 million, compared to a working capital deficit of $1,811,710 as of December 31, 2017. The ratio of current assets to current liabilities was 1.04 and 0.79 as of June 30, 2018 and December 31, 2017. The working capital surplus at June 30, 2018 was primarily the result of increased cash balances and lower payable balances at June 30, 2018. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At June 30, 2018 and December 31, 2017 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.12 per share for the second quarter of 2018 and $.10 per share for the first quarter of 2018, which totaled $621,030 for the second quarter and $516,007 for the first quarter. We declared a quarterly dividend of $.10 per share for the second quarter of 2017 and $.095 per share for the first quarter of 2017, which totaled $515,636 for the second quarter and $488,242 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,100,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.50 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.50 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On March 31, 2016 our Total Leverage Ratio fell below 2.50, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at June 30, 2018 is 1.48.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 14, 2018	By	/s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 14, 2018	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer