Form 10-Q
period 2018-09-30
Nuvera Communications, Inc.
filed 2018-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2018

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

The total number of shares of the registrant’s common stock outstanding as of November 14, 2018: 5,175,258.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
OPERATING REVENUES:
Local Service	$1,743,631	$1,463,734	$4,440,861	$4,422,480
Network Access	1,810,625	1,809,143	5,106,277	5,197,332
Video	3,008,856	2,444,849	8,022,361	7,234,486
Data	4,466,224	2,992,250	10,777,986	9,083,545
A-CAM/FUSF	5,035,669	1,961,457	8,943,099	6,011,779
Other Non-Regulated	1,148,742	1,178,600	3,244,790	3,245,532
Total Operating Revenues	17,213,747	11,850,033	40,535,374	35,195,154

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,434,225	2,008,823	6,535,140	6,045,984
Cost of Video	2,484,591	2,009,678	6,913,294	6,110,767
Cost of Data	614,477	566,843	1,750,985	1,665,019
Cost of Other Nonregulated Services	581,184	592,393	1,681,489	1,600,113
Depreciation and Amortization	2,752,813	2,414,445	7,289,015	7,281,747
Selling, General and Administrative	3,066,792	1,660,991	7,228,638	5,346,808
Total Operating Expenses	11,934,082	9,253,173	31,398,561	28,050,438

OPERATING INCOME	5,279,665	2,596,860	9,136,813	7,144,716

OTHER (EXPENSE) INCOME
Interest Expense	(744,177)	(288,258)	(1,317,116)	(910,024)
Interest/Dividend Income	55,284	22,283	196,801	95,401
Interest During Construction	20,845	16,880	89,603	48,302
CoBank Patronage Dividends	53,136	-	344,031	337,137
Other Investment Income	92,544	93,626	237,765	255,742
Total Other Income (Expense)	(522,368)	(155,469)	(448,916)	(173,442)

INCOME BEFORE INCOME TAXES	4,757,297	2,441,391	8,687,897	6,971,274

INCOME TAXES	1,332,034	1,025,382	2,432,604	2,927,937

NET INCOME	$3,425,263	$1,416,009	$6,255,293	$4,043,337

BASIC AND DILUTED
NET INCOME PER SHARE	$0.66	$0.27	$1.21	$0.78

DIVIDENDS PER SHARE	$0.1200	$0.1000	$0.3400	$0.2950

WEIGHTED AVERAGE SHARES OUTSTANDING	5,175,258	5,158,830	5,169,441	5,151,417

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Net Income	$3,425,263	$1,416,009	$6,255,293	$4,043,337

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	(79,696)	(1,256)	(107,874)	41,672
Income Tax Benefit (Expense) Related to Unrealized
Gains (Losses) on Interest Rate Swaps	22,745	508	30,788	(16,865)
Other Comprehensive Income (Loss):	(56,951)	(748)	(77,086)	24,807

Comprehensive Income	$3,368,312	$1,415,261	$6,178,207	$4,068,144

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2018	December 31, 2017

CURRENT ASSETS:
Cash	$3,015,627	$1,842,092
Receivables, Net of Allowance for Doubtful Accounts of $105,000 and $83,000	3,475,214	1,944,501
Materials, Supplies, and Inventories	2,308,351	2,075,199
Financial Derivative Instruments	-	28,178
Prepaid Expenses	1,036,747	823,310
Total Current Assets	9,835,939	6,713,280

INVESTMENTS & OTHER ASSETS:
Goodwill	54,741,153	39,805,349
Intangibles	30,884,245	16,257,156
Other Investments	7,823,168	7,521,389
Deferred Charges and Other Assets	17,176	52,596
Total Investments and Other Assets	93,465,742	63,636,490

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	141,687,386	127,634,435
Other Property & Equipment	19,723,689	17,750,364
Video Plant	10,506,495	10,440,379
Total Property, Plant and Equipment	171,917,570	155,825,178
Less Accumulated Depreciation	118,887,384	113,875,345
Net Property, Plant & Equipment	53,030,186	41,949,833

TOTAL ASSETS	$156,331,867	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2018	December 31, 2017

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$5,664,444	$3,315,822
Accounts Payable	2,114,947	2,079,470
Accrued Income Taxes	738,049	676,508
Other Accrued Taxes	288,829	166,249
Deferred Compensation	55,705	57,216
Accrued Compensation	2,344,884	1,825,761
Other Accrued Liabilities	915,487	403,964
Total Current Liabilities	12,122,345	8,524,990

LONG-TERM DEBT, Net of Unamortized
Loan Fees	58,212,091	24,022,465

NONCURRENT LIABILITIES:
Loan Guarantees	131,451	158,043
Deferred Income Taxes	11,755,622	10,318,689
Other Accrued Liabilities	245,551	194,458
Financial Derivative Instruments	79,696	-
Deferred Compensation	590,833	632,225
Total Noncurrent Liabilities	12,803,153	11,303,415

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,175,258 and 5,160,065 Shares Issued and Outstanding	8,625,430	8,600,108
Accumulated Other Comprehensive Income	(56,951)	20,135
Unearned Compensation	68,406	13,620
Retained Earnings	64,557,393	59,814,870
Total Stockholders' Equity	73,194,278	68,448,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,331,867	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,255,293	$4,043,337
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,339,962	7,326,131
Undistributed Earnings of Other Equity Investments	(198,886)	(168,797)
Noncash Patronage Refund	(76,485)	(105,145)
Distributions from Equity Investments	200,000	400,000
Stock Issued in Lieu of Cash Payment	206,220	147,351
Stock-based Compensation	54,786	5,448
Changes in Assets and Liabilities:
Receivables	(1,205,378)	(38,201)
Income Taxes Receivable	-	(541,087)
Inventories	196,585	(53,379)
Prepaid Expenses	(85,150)	183,667
Deferred Charges	23,000	10,753
Accounts Payable	(85,501)	(998,611)
Accrued Income Taxes	61,541	-
Other Accrued Taxes	104,146	(44,738)
Other Accrued Liabilities	737,886	(129,999)
Deferred Compensation	(42,903)	(53,771)
Net Cash Provided by Operating Activities	13,485,116	9,982,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,647,162)	(3,257,853)
Grants Received for Construction of Plant	323,319	108,624
Purchase of Intangible	(283,689)	-
Purchase of Scott Rice Telephone Co., Net of Cash Acquired	(42,180,283)	-
Other, Net	(253,000)	(103,000)
Net Cash Used in Investing Activities	(47,040,815)	(3,252,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(27,575,000)	(2,025,000)
Issuance of Long-Term Debt	64,550,000	-
Loan Origination Fees	(487,698)	-
Changes in Revolving Credit Facility	-	(1,634,778)
Dividends Paid	(1,758,068)	(1,519,885)
Net Cash Provided by (Used in) Financing Activities	34,729,234	(5,179,663)

NET INCREASE IN CASH	1,173,535	1,551,067

CASH at Beginning of Period	1,842,092	616,114

CASH at End of Period	$3,015,627	$2,167,181

Supplemental cash flow information:
Cash paid for interest	$1,153,798	$897,301
Net cash paid for income taxes	$2,371,000	$3,469,100

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

YEAR ENDED DECEMBER 31, 2017 AND NINE MONTHS ENDED SEPTEMBER 30, 2018

			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2016	5,139,375	$8,565,625	$(13,580)	$-	$51,706,451	$60,258,496

Director's Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Grants				13,620		13,620
Net Income					9,954,236	9,954,236
Dividends					(2,035,892)	(2,035,892)
Unrealized Gain on Interest Rate Swap			33,715			33,715

BALANCE on December 31, 2017	5,160,065	8,600,108	20,135	13,620	59,814,870	68,448,733

Director's Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grants				54,786		54,786
Net Income					6,255,293	6,255,293
Dividends					(1,758,068)	(1,758,068)
Unrealized Loss on Interest Rate Swap			(77,086)			(77,086)

BALANCE on September 30, 2018	5,175,258	$8,625,430	$(56,951)	$68,406	$64,557,393	$73,194,278

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $5,332,415 and $5,429,935 for the nine months ended September 30, 2018 and 2017. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2018 and December 31, 2017 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, Wisconsin and North Dakota income taxes. Tax years subsequent to 2013 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2018 and December 31, 2017 we had no interest or penalties accrued that related to income tax matters.

On December 22, 2017, the President of the United States signed into law, the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in United States tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the United States corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21% rate in the 4th quarter of 2017.

Recent Accounting Developments

In August, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12 (ASU 2017-12), “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We plan to adopt ASU 2017-12 as of January 1, 2019 and are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted this update effective January 1, 2018 and are applying this guidance to applicable transactions.

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

Significant Judgments

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Voice services¹	$1,922,686	$1,657,758
Network access¹	1,738,866	1,874,287
Video ¹	3,004,767	2,441,209
Data ¹	4,036,071	2,636,745
Directory²	205,789	182,504
Cellular³	129,799	121,765
Other contracted revenue[4]	513,651	432,138
Other[5]	317,417	310,988

Revenue from customers	11,869,046	9,657,394

Subsidy and other revenue outside scope of ASC 606[6]	5,344,701	2,192,639

Total revenue	$17,213,747	$11,850,033

¹ Month-to-Month contracts billed and consumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ Approximately 90.53% of the revenue in this category is earned through a monthly commission from the network provider for a billing and collecting arrangement with the network provider. We do not receive revenue from the end-user customer, but instead receive a monthly commission from the provider. Other revenue in this category includes phone and equipment sales and represents approximately 0.75% of our total revenue.

[4]This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[5]This includes CPE and other equipment sales.

[6]This includes governmental subsidies and lease revenue outside the scope of ASC 606.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Voice services¹	$5,005,074	$4,933,868
Network access¹	5,251,706	5,475,395
Video ¹	8,010,113	7,224,333
Data ¹	9,580,011	7,765,135
Directory²	556,614	539,520
Cellular³	381,478	335,807
Other contracted revenue[4]	1,411,979	1,518,447
Other[5]	740,761	682,709

Revenue from customers	30,937,736	28,475,214

Subsidy and other revenue outside scope of ASC 606[6]	9,597,638	6,719,940

Total revenue	$40,535,374	$35,195,154

¹ Month-to-Month contracts billed and consumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ Approximately 89.05% of the revenue in this category is earned through a monthly commission from the network provider for a billing and collecting arrangement with the network provider. We do not receive revenue from the end-user customer, but instead receive a monthly commission from the provider. Other revenue in this category include phone and equipment sales and represents approximately 0.94% of our total revenue.

[4]This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[5]This includes CPE and other equipment sales.

[6]This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the three months ended September 30, 2018 and 2017, approximately 67.11% of our total revenue is from month-to-month and other contracted revenue from customers. Approximately 31.05% of our total revenue is from revenue sources outside of the scope of ASC 606. The remaining 1.84% of total revenue is from other sources including CPE and equipment sales and installation.

For the nine months ended September 30, 2018 and 2017, approximately 74.49% of our total revenue is from month-to-month and other contracted revenue from customers. Approximately 23.68% of our total revenue is from revenue sources outside of the scope of ASC 606. The remaining 1.83% of total revenue is from other sources including CPE and equipment sales and installation.

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

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds and features. We also provide e-mail; web hosting and design, on-line file back up and on-line file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Directory – Our directory publishing revenue in our telephone directories recurs monthly and is recognized into revenue on a monthly basis.

Cellular – We provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories. The majority of the revenue in this category is earned through a monthly commission from Telespire for a billing and collecting arrangement with Telespire. We do not receive revenue from the end-user customer, but instead receive a monthly commission from Telespire. Other revenue in this category is immaterial to our overall revenues.

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

From January 1, 2017 through July 31, 2018 we did not receive funding from the Federal Universal Service Fund (FUSF) based on the pooling and redistribution of revenues based on a company's actual or average costs as described above, but instead, elected to receive funding based on the Alternative Connect America Cost Model (A-CAM) as described below.

With the acquisition of Scott-Rice Telephone Company (Scott-Rice) on July 31, 2018, see Note 3 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the pools are based on nationwide average schedules.

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

On May 23, 2018, the Company’s Board of Directors (BOD) authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $489,870 for its Iowa operations, which is a $97,974 increase per year and (ii) $7,648,208 for its Minnesota operations, which is a $1,529,641 increase per year. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on May 24, 2018. The FCC accepted the Company’s letter on May 30, 2018. On August 31, 2018 the Company received approximately $3.12 million for the revised A-CAM support. This represented an 18-month true-up for support back to the original election date, and an increased monthly payment representing the new revised A-CAM support offer.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2018	September 30, 2018	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$-	$-

Long-term contract assets	$-	$-	$-

Contract Liabilities:

Short-term contract liabilities	$93,656	$334,280	$240,624	¹

Long-term contract liabilities	$194,458	$167,941	$(26,517)

Receivables:

Receivables accounted for under ASC 606	$1,431,558	$2,814,216	$1,382,658	²

Subsidy Receivables not accounted for under ASC 606	$542,539	$678,174	$135,635	³

¹ The difference is due to the timing of the contract billings and the acquisition of Scott-Rice.

² The increase in accounts receivable is due to the timing of receipts and the acquisition of Scott-Rice.

³ The difference is due to the increase in A-CAM funding and the acquisition of Scott-Rice.

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

Note 3 – Acquisitions and Dispositions

Scott-Rice Acquisition

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. Scott-Rice provides phone, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera/Scott-Rice Company will have approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank, ACB (CoBank). Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

The preliminary allocation of the acquisition value of Scott-Rice is shown below:

Current assets	$810,927
Property, plant and equipment	12,320,410
Customer relationship intangible	16,300,000
Excess costs over net assets acquired (Goodwill)	14,935,804
Current liabilities	(449,938)
Deferred income taxes	(1,467,719)
Deferred liabilities	(264,813)
Purchase price allocation	42,184,671
Less cash acquired	(4,388)

Total Consideration for Acquisition	$42,180,283

The acquisition has been accounted for using the acquisition method of accounting in accordance with current standards. As a result, the fair value of the consideration paid, which consists of approximately $42 million in cash, has been allocated to the fair value of the assets and liabilities received. The allocation of the purchase price to Scott-Rice’s assets and liabilities has been based on preliminary estimates of fair values. This allocation is preliminary and further refinements are likely to be made. Criteria have been established in ASC 805, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. Based upon our preliminary value allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $31,235,804, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $16,300,000. The estimated useful life of the customer relationship intangible is 15 years.

The preliminary valuation allocation is subject to change based on the completion of a valuation being conducted by an independent valuation firm and pending operational true-ups related to a working capital true-up.

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017 as if the acquisition had been completed on January 1, 2017. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$18,411,062	$15,779,409	$49,203,865	$46,676,925

Net Income	$3,449,095	$1,231,510	$7,144,076	$3,312,397

Basic and Diluted Net
Income Per Share	$0.67	$0.24	$1.38	$0.64

Note 4 – Fair Value Measurements

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

We have entered into an interest rate swap agreement (IRSA) with our lender, CoBank, to manage our cash flow exposure to fluctuations in interest rates. This instrument is designated as a cash flow hedge and is effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of this derivative are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSA is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $54,741,153 and $39,805,349 at September 30, 2018 and December 31, 2017, respectively. The increase in goodwill at September 30, 2018 compared to December 31, 2017 was due to the acquisition of Scott-Rice.

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

The components of our identified intangible assets are as follows:

		September 30, 2018		December 31, 2017
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$45,578,445	$19,102,071	$29,278,445	$17,354,646
Regulatory Rights	15 yrs	4,000,000	2,866,641	4,000,000	2,666,643
Trade Name	3-5 yrs	853,689	579,177	570,000	570,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$53,432,134	$22,547,889	$36,848,445	$20,591,289

Net Identified Intangible Assets			$30,884,245		$16,257,156

Amortization expense related to the definite-lived intangible assets was $1,956,600 and $1,851,812 for the nine months ended September 30, 2018 and 2017. Amortization expense for the remaining three months of 2018 and the five years subsequent to 2018 is estimated to be:

•	(October 1 – December 31)	$874,867
•	2019	$3,498,488
•	2020	$3,498,488
•	2021	$3,498,443
•	2022	$2,127,093
•	2023	$2,103,486

Note 6 – Secured Credit Facility

We have a credit facility with CoBank. Under the credit facility, we entered into a master loan agreement (MLA) and a series of supplements to the respective MLA. On July 31, 2018, we entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and Nuvera and its subsidiaries.

Nuvera and its respective subsidiaries also have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on July 31, 2025.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2018 is 2.84.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At September 30, 2018 we were in compliance with all the stipulated financial ratios in our loan agreements.

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

As described in Note 7 – “Interest Rate Swaps,” we have entered into an IRSA that effectively fixes our interest rates and covers 25 percent of our existing outstanding debt balance or $16,137,500 as of August 1, 2018. The IRSA matures on July 31, 2025. As of September 30, 2018, our IRSA covered $15,849,350, with a weighted average rate of 6.27%. Our remaining debt of $58.7 million ($10.0 million available under the revolving credit facilities and $48.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.47%, as of September 30, 2018.

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

To meet this objective, on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. This swap effectively locks in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of September 30, 2018 we have the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T4	07/31/2025	$15,849,350	6.27% (LIBOR Rate of 3.02% plus 3.25% LIBOR Margin)

(1) The note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our IRSA under our credit facilities qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination will be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA is determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2018, the fair value liability of the swap was $79,696, which has been recorded net of deferred tax benefit of $22,745, for the $56,951 in accumulated other comprehensive loss.

Note 8 – Other Investments

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 12 – “Segment Information”.

Note 9 – Guarantees

Nuvera has guaranteed a ten-year loan owed by FiberComm, LC, originally set to mature on September 30, 2021. As of September 30, 2018, we have recorded a liability of $131,451 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

On September 14, 2018, FiberComm, LC opened a new construction loan on which it may draw funds, up to $4 million, to complete the construction of a data center/carrier hotel in downtown Sioux City, Iowa. The draw period for this loan will remain open until March 31, 2019. On March 31, 2019, the remaining balance of the existing ten-year loan, with an original maturity date of September 30, 2021, will be combined with the amount of funds drawn on the new construction loan into one note, maturing on April 30, 2026. This new note will be a seven-year note, utilizing a ten-year amortization schedule, with a balloon payment due in April 2026. Nuvera has guaranteed a 50% pro rata portion (existing 20% ownership) of the new construction loan. Nuvera’s maximum additional liability in relation to this new loan is $400,000.

Note 10 – Deferred Compensation

As of September 30, 2018 and December 31, 2017, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

Note 11 – Restricted Stock Units (RSU)

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

Note 12 – Segment Information

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

Telecom Segment

●	ILECs:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera.
●	CLECs:
	▪	Nuvera, located in Redwood Falls, Minnesota;
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of Hutchinson Telephone Company, located in Litchfield and Glencoe, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;

	▪	SM Broadband, LLC (SMB) – 12.50% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

Note 13 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2018. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for the discussion relating to commitments and contingencies.

Note 14 – Broadband Grants

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $850,486 of the $1,889,968 total project costs. The Company will provide the remaining 55% matching funds. At September 30, 2018, the Company has received $374,543. These projects have been completed and final documentation was provided to the DEED office in October 2018. We expect to receive final grant funds from the state in the fourth quarter of 2018.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $736,598 of the $1,727,998 total project costs. The Company will provide the remaining 57.4% matching funds. Construction and expenditures for these projects began in the summer of 2018. We have not yet received any funds for these projects as of September 30, 2018.

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks, which consists of switches and cable, data, Internet protocol (IP) and digital TV. We also require capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; and pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Executive Summary

Highlights:

•       Effective June 4, 2018, New Ulm Telecom, Inc. changed its name to Nuvera Communications, Inc. The Company had announced the pending name change at its 2018 Annual Meeting of Shareholders held on May 24, 2018. Concurrent with the June 4, 2018 name change, the ticker symbol for the Company’s common stock on the OTCQB Marketplace became NUVR.

•       On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Zayo for approximately $42 million in cash. Scott-Rice provides voice, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera-Scott-Rice company will have approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

•       On November 24, 2017 the DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. Nuvera will receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock, Minnesota. Construction on the projects began in the summer of 2018. Grant funds will be received by Nuvera as work progresses and costs are provided to the DEED. As of September 30, 2018, we have not yet received any funds on these projects.

•       On January 12, 2017 the DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by the DEED with the aim of providing reliable, affordable high-speed internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. Nuvera will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of the projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017. Grant funds will be received by Nuvera as work progresses and costs are provided to the DEED. At September 30, 2018, we have received $374,543 from this grant. These projects were completed and final documentation was provided to the DEED office in October 2018. We expect to receive the final grant funds from the state in the fourth quarter of 2018.

•      Net income for the third quarter of 2018 totaled $3,425,263 which was a $2,009,254, or 141.90% increase compared to the third quarter of 2017. This increase was primarily due to the receipt of additional A-CAM funding and the acquisition of Scott-Rice.

•      Revenue for the third quarter of 2018 totaled $17,213,747, which was a $5,363,714 or 45.26% increase compared to the third quarter of 2017. This increase was primarily due to the receipt of additional A-CAM funding and the acquisition of Scott-Rice.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2018.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs and lower demand for dedicated lines may affect our future voice and switched access revenues. Without the acquisition of Scott-Rice, access line losses would have totaled 1,376 or 6.28% for the twelve months ended September 30, 2018 due to the reasons mentioned above. With the acquisition of Scott-Rice, access lines increased 5,451 or 24.88% for the twelve months ended September 30, 2018.

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

Financial results for the Telecom Segment are included below:

Telecom Segment
	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$1,743,631	$1,463,734	$279,897	19.12%
Network Access	1,810,625	1,809,143	1,482	0.08%
Video	3,008,856	2,444,849	564,007	23.07%
Data	4,466,224	2,992,250	1,473,974	49.26%
A-CAM/FUSF	5,035,669	1,961,457	3,074,212	156.73%
Other Non-Regulated	1,148,742	1,178,600	(29,858)	-2.53%
Total Operating Revenues	17,213,747	11,850,033	5,363,714	45.26%

Cost of Services, Excluding Depreciation and Amortization	6,114,477	5,177,737	936,740	18.09%
Selling, General and Administrative	3,066,792	1,660,991	1,405,801	84.64%
Depreciation and Amortization Expenses	2,752,813	2,414,445	338,368	14.01%
Total Operating Expenses	11,934,082	9,253,173	2,680,909	28.97%

Operating Income	$5,279,665	$2,596,860	$2,682,805	103.31%

Net Income	$3,425,263	$1,416,009	$2,009,254	141.90%

Capital Expenditures	$1,643,617	$1,583,945	$59,672	3.77%

Telecom Segment
	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$4,440,861	$4,422,480	$18,381	0.42%
Network Access	5,106,277	5,197,332	(91,055)	-1.75%
Video	8,022,361	7,234,486	787,875	10.89%
Data	10,777,986	9,083,545	1,694,441	18.65%
A-CAM/FUSF	8,943,099	6,011,779	2,931,320	48.76%
Other	3,244,790	3,245,532	(742)	-0.02%
Total Operating Revenues	40,535,374	35,195,154	5,340,220	15.17%

Cost of Services, Excluding Depreciation and Amortization	16,880,908	15,421,883	1,459,025	9.46%
Selling, General and Administrative	7,228,638	5,346,808	1,881,830	35.20%
Depreciation and Amortization Expenses	7,289,015	7,281,747	7,268	0.10%
Total Operating Expenses	31,398,561	28,050,438	3,348,123	11.94%

Operating Income	$9,136,813	$7,144,716	$1,992,097	27.88%

Net Income	$6,255,293	$4,043,337	$2,211,956	54.71%

Capital Expenditures	$4,647,162	$3,257,853	$1,389,309	42.64%

Key metrics
Access Lines	27,364	21,913	5,451	24.88%
Video Customers	12,372	10,357	2,015	19.46%
Broadband Customers	25,694	16,236	9,458	58.25%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,743,631, which is $279,897 or 19.12% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $4,440,861, which is $18,381 or 0.42% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due the acquisition of Scott-Rice.

Without the acquisition of Scott-Rice, the number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services. To help offset declines in local service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,810,625, which is $1,482 or 0.08% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase for the three months ended September 30, 2018 was primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network. Network access revenue was $5,106,277, which is $91,055 or 1.75% lower in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease for the nine months ended September 30, 2018 was primarily due to lower minutes of use on our network, partially offset by increased revenues from the acquisition of Scott-Rice.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $3,008,856, which is $564,007 or 23.07% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $8,022,361, which is $787,875 or 10.89% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $4,466,224, which is $1,473,974 or 49.26% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $10,777,986, which is $1,694,441 or 18.65% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressive packaging of service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but have instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the Company receives A-CAM support. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $5,035,669, which is $3,074,212 or 156.73% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. A-CAM/FUSF support totaled $8,943,099, which is $2,931,320 or 48.76% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to the receipt of additional A-CAM funds.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,148,742, which is $29,858 or 2.53% lower in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $3,244,790, which is $742 or 0.02% lower in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These decreases were primarily due to decreases in the sales and installation of CPE, partially offset by increases in the sales of wireless services and the acquisition of Scott-Rice.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $6,114,477, which is $936,740 or 18.09% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $16,880,908, which is $1,459,025 or 9.46% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,066,792, which is $1,405,801 or 86.64% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $7,228,638, which is $1,881,830 or 35.2% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to one-time charges associated with the acquisition of Scott-Rice.

Depreciation and Amortization

Depreciation and amortization was $2,752,813, which is $338,368 or 14.01% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $7,289,015, which is $7,268 or 0.10% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to the acquisition of Scott-Rice assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $5,279,665, which is $2,682,805 or 103.31% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Operating income was $9,136,813, which is $1,992,097 or 27.88% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to an increase in revenues, partially offset by an increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 3 (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $744,177, which is $455,919 or 158.16% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $1,317,116, which is $407,092 or 44.73% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to higher outstanding debt balances associated with the new loan we obtained to finance the Scott-Rice acquisition.

Interest and dividend income was $55,284, which is $33,001 or 148.10% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $196,801, which is $101,400 or 106.29% higher in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were primarily due to an increase in dividend income earned on our investments and increased interest income earned on our increased cash balances.

Other income for the nine months ended September 30, 2018 and 2017 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in March 2018 was $290,895, compared to $337,137 allocated and received in March 2017. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. In addition to its annual allocation, CoBank also paid a cash patronage of $53,136, which was distributed on September 14, 2018. CoBank cited the change in the federal tax rates from the federal tax reform legislation passed at the end 2017 as the reason for the additional payout in 2018. We record these patronage credits as income when they are received.

Other investment income was $92,544, which is $1,082 or 1.16% lower in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and was $237,765, which is $17,977 or 7.03% lower in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $1,332,034, which is $306,652 or 29.91% higher in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to the receipt of additional A-CAM funds and the acquisition of Scott-Rice, partially offset by lower federal tax rates associated with the 2017 Tax Cuts and Jobs Act tax reform legislation enacted on December 22, 2017. Income tax expense was $2,432,604, which is $495,333 or 16.92% lower in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to the lower federal tax rates associated with the 2017 Tax Cuts and Jobs tax reform legislation enacted on December 22, 2017, partially offset by the receipt of additional A-CAM funds and the acquisition of Scott-Rice. The effective income tax rate for the nine months ending September 30, 2018 and 2017 was approximately 28.0% and 42.0%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $137,070,813 at September 30, 2018, reflecting 53.4% equity and 46.6% debt. This compares to a capital structure of $95,787,020 at December 31, 2017, reflecting 71.5% equity and 28.5% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.84 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2018 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2018 we had a working capital deficit of $2,286,406. In addition, at September 30, 2018, we also had approximately $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The decrease in working capital as of September 30, 2018 was primarily the result of utilization of operating cash flows to fund operations, purchase capital equipment in lieu of using our revolving credit facility and servicing debt, partially offset by increased cash balances.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$13,485,116	$9,982,959
Investing activities	(47,040,815)	(3,252,229)
Financing activities	34,729,234	(5,179,663)
Increase in cash	$1,173,535	$1,551,067

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2018 was $13,485,116, compared to cash generated by operations of $9,982,959 in the first nine months of 2017. The increase in cash from operating activities in 2018 was primarily due to increased net income from the receipt of additional A-CAM funds. These increases were partially offset by decreases from the timing of the receipts of receivables and prepaid expenses.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2018 was $3,015,627 compared to $1,842,092 at December 31, 2017.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $47,040,815 for the first nine months of 2018 compared to $3,252,229 for the first nine months of 2017, primarily as a result of the acquisition of Scott-Rice. Capital expenditures relating to on-going operations were $4,647,162 for the nine months ended September 30, 2018 compared to $3,257,853 for the nine months ended September 30, 2017. We expect total plant additions in 2018 to be approximately $7.5 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures, excluding the Scott-Rice acquisition, are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2018, we had approximately $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $34,729,234. This included long-term debt repayments of $27,575,000, issuance of long-term debt of $64,550,000, loan origination fees of 487,698 and the distribution of $1,758,068 of dividends to stockholders. Cash used in financing activities for the nine months ended September 30, 2017 was $5,179,663. This included long-term debt repayments of $2,025,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $1,519,885 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $2,286,406 as of September 30, 2018, with current assets of approximately $9.8 million and current liabilities of approximately $12.1 million, compared to a working capital deficit of $1,811,710 as of December 31, 2017. The ratio of current assets to current liabilities was 0.81 and 0.79 as of September 30, 2018 and December 31, 2017. The working capital deficit at September 30, 2018 was primarily the result of the increased current portion of long-term debt, accrued compensation and other accrued liabilities, partially offset by increased cash balances and higher receivable balances at September 30, 2018. These changes were primarily the result of the acquisition of Scott-Rice. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At September 30, 2018 and December 31, 2017 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $.12 per share for the second and third quarters of 2018 and $.10 per share for the first quarter of 2018, which totaled approximately $621,030 per quarter for both the second and third quarters, and $516,007 for the first quarter. We declared a quarterly dividend of $.10 per share for both the second and third quarters of 2017 and $.095 per share for the first quarter of 2017, which totaled $516,007 for the third quarter, $515,636 for the second quarter and $488,242 for the first quarter.

We expect to continue to pay quarterly dividends during 2018, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2018 is 2.84.

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

Long-Term Debt

See Note 6 – “Secured Credit Facility” for information pertaining to our long-term debt.

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

NUVERA COMMUNICATIONS, INC.

Dated: November 14, 2018	By /s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: November 14, 2018	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer