Form 10-K
period 2018-12-31
Nuvera Communications, Inc.
filed 2019-03-14
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐ Emerging growth company

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $77,845,027. This calculation is based upon the closing price of $18.40 of the stock on June 29, 2018, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 14, 2019, the registrant had 5,175,258 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue,” or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to be different from those expressed or implied in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

Website Access to SEC Reports

Our website at www.nuvera.net provides information about our products and services, along with general information about Nuvera and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors” to view Nuvera SEC filings,” or call (844) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including Nuvera Communications, Inc. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Business Conduct and Ethics

Our Board of Directors (BOD) has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer, chief financial officer and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the 2019 Proxy Statement and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 113 years of experience in the local telephone exchange and communications business. We operate in one principal business segment: the Communications Segment.

Our principal line of business is the operation of six local telephone companies or incumbent local exchange carriers (ILEC) and the operation of two competitive local exchange carriers (CLEC) telephone companies. Our original business was founded in 1905 and consisted of the operation of a single ILEC (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second ILEC, Western Telephone Company (WTC). In 1993, we acquired our third ILEC, Peoples Telephone Company (PTC). In 2008, we acquired our fourth ILEC, Hutchinson Telephone Company (HTC). In 2012, we acquired our fifth ILEC, Sleepy Eye Telephone Company (SETC). In 2018, we acquired our sixth ILEC, Scott-Rice Telephone Co. (Scott-Rice). Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2002, we formed a CLEC in the city of Redwood Falls, Minnesota and acquired our second CLEC in 2008 with the acquisition of HTC. This CLEC operates in and around the city of Litchfield, Minnesota. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the Litchfield CLEC. Our CLECs offer the same services as our ILECs. In 2000, we changed our marketing name to NU-Telecom and operated under that name in our markets. In 2018, we changed our marketing name to Nuvera and currently operate under that name in our markets.

Recent Business Developments

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. Scott-Rice provides voice, video and Internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera/Scott-Rice Company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender CoBank, ACB (CoBank). Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

Our operations are currently conducted through the following subsidiaries:

Communications Segment

●	ILECs:
	▪	Nuvera Communications, Inc., the parent company (Nuvera);
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera;
●	CLECs:
	▪	Nuvera, located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	▪	SM Broadband, LLC (SMB) – 10.00% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

We report the business operations of our six ILECs and two CLECs and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following ILECs: Nuvera, HTC, PTC, Scott-Rice, SETC and WTC and two CLECs located in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. Nuvera, HTC, Scott-Rice, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board at the state level. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2018 we served 26,940 access lines in the Minnesota communities of Bellechester, Courtland, Elko, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Elko, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 12,288 customers.

The Communications Segment derives its principal revenues from (i) local service charges to its residential and business subscribers, (ii) access charges to Interexchange Carriers (IXCs) for providing the carriers access to our local phone networks and (iii) the provisioning of video and data services.

Neither our ILECs nor CLECs are dependent upon any single customer or small group of customers. No single customer accounted for 10% or more of our consolidated revenues in any of the last two years.

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber network. The services we offer include scalable high speed broadband Internet access and voice over Internet protocol (VoIP) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. This package bundles local service, calling features, IP business telephones and unified messaging, which integrates multiple technologies into a single system and allows the customer to receive and listen to voice messages through e-mail.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line and Ethernet services to provide high bandwidth across point-to-point and multiple site networks.

We receive the majority of our revenues through the following sources:

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to the ILECs.

Video – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition (HD) TV, digital video recorders (DVR) and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services.

Data – We provide high speed Internet access to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Alternative Connect America Cost Model (A-Cam)/Federal Universal Service Fund (FUSF) – Prior to 2017, we received FUSF funding from the FCC. FUSF funding was established to overcome geographical differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former legacy support. Nuvera will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations. See pages 12-15 for a discussion regarding A-CAM and FUSF.

With the acquisition of Scott-Rice on July 31, 2018, see Note 3 – “Acquisitions and Dispositions,” to the Consolidated Financial Statements of this Annual Report on Form 10-K, Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM. Scott-Rice’s settlements from the National Exchange Carriers Association (NECA) pools are based on nationwide average schedules.

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

•      Our consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top content viewing. The availability of faster speeds also complements our wireless home networking (Wi-Fi) and supports our TV everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

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

•      We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality, a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a vast majority of the customers we serve in our service territories. We manage the potential decline in communications network access and local service revenues by offering value-added services such as higher Internet speeds, HD IPTV, DVR services, managed services, customized communications solutions, along with outstanding customer service as a competitive differentiator.

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

The long-range effect of competition on the delivery of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Past federal and state legislation have tended to expand competition in the communications industry.

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

We compete as a CLEC in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. CenturyLink is the existing ILEC in these markets. Competition also exists in the other communities and areas served by our businesses for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Elko, Glencoe, Hutchinson, Litchfield, New Market, New Ulm, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Elko, Hutchinson, Litchfield, New Market, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. Our businesses have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer value.

As of December 31, 2018 we served 26,940 access lines in the Minnesota communities of Bellechester, Courtland, Elko, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Elko, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 12,288 customers.

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

Regulation

The following summary provides a high-level overview, but may not include all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. At this time, we cannot predict the outcome of any of these developments or their potential impact on us. Regulation can change rapidly in the communications industry and these changes could have an adverse effect on us in the future.

Overview

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities.

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate communications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our TV services are governed by FCC rules and municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by an ILEC or CLEC.

Our CLEC businesses provide services with less regulatory oversight than our ILEC companies. A company must file for CLEC or interexchange authority to operate with the appropriate public utility commission in each state it serves. Our CLECs provide a variety of services to both residential and business customers in multiple jurisdictions.

Federal Regulatory Framework

All carriers must comply with the Federal Communications Act of 1934 (FCA34) as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The TA96 amended the FCA34 and has had a dramatic effect on the competitive environment in the communications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

The TA96 and Local Competition

The primary goal of the TA96 and the FCC’s rules promulgated under it was to open local communications markets to competition while enhancing universal service. To some extent, Congress pre-empted the local authority of states to oversee local communications services.

The TA96 imposes a number of requirements on all local communications providers including:

•         To interconnect directly or indirectly with other carriers;

•         To allow others to resell services;

•         To provide for number portability to allow end-users to retain their telephone number when changing providers;

•         To ensure dialing parity;

•         To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services; and

•         To allow competitors access to telephone poles, ducts, conduits and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of communications traffic.

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

Interstate access rates are established by the nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of each company’s actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by IXCs. We believe this trend will continue.

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

Intercarrier Compensation and FUSF Reform

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2018, communications network access revenue represented 12.6% of our operating revenue, down from 14.6% for the year ended December 31, 2017. This excludes any funding received from the A-CAM for broadband funding (see pages 14-15 for more information).

Federal Universal Service Fund

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

•         Rural Health Care Providers program that supports communication services used by rural health care providers and provides them with toll free access to an Internet service provider; and

•         Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for communications services, Internet access and internal connections.

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and intercarrier compensation regime. These rules eliminated the legacy Local Switching support, but also provide for a new Connect America Fund (CAF) support for rate of return carriers to make up some of their access revenue reductions and provide direct support to PriceCap carriers (i.e. the larger, national LECs such as Verizon and AT&T) for broadband build outs. The new rules have caused rates for end users to increase as intercarrier compensation is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

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

For the year ended December 31, 2018, we received an aggregate of $1,919,884 from FUSF, consisting of $1,475,748 of CAF support and $411,955 of Broadband Loop Support. In addition, we received $32,181 in true-ups to prior year disbursements from the Federal common line support funding mechanism. Our net FUSF in 2018 comprised 3.4% of our total revenue for the year. For the year ended December 31, 2017, we received an aggregate of $1,434,439 from FUSF, consisting of $1,474,388 of CAF support and consisting of $3,136 for a combination of high cost loop support and safety net additive. In addition, we were assessed $43,085 in true-ups to prior year disbursements from the Federal common line support funding mechanism which reduced our FUSF for 2017. Our net FUSF in 2017 comprised 3.1% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

Effective January 1, 2017 we no longer receive funding from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs as described above, but has instead, elected to receive funding based on the A-CAM as described below.

With the acquisition of Scott-Rice on July 31, 2018, see Note 3 – “Acquisitions and Dispositions,” to the Consolidated Financial Statements of this Annual Report on Form 10-K, Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules.

A-CAM

The FUSF was established as part of the TA96 and provides subsidies to communications providers as means of increasing the availability and affordability of advanced communications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these communications services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (2016 Order) that adopts the following changes to the FUSF for rate-of-return carriers:

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focuses on the rate-of-return carriers, announces specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural communications providers with greater certainty about future support.

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

Consistent with the stated disclosure in our Form 10-Q, Nuvera notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, Nuvera would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations, which the Company is currently completing. The A-CAM payments will replace the Company’s former ICLS payments.

On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On May 23, 2018, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $489,870 for its Iowa operations, which is a $97,974 increase per year and (ii) $7,648,208 for its Minnesota operations, which is a $1,529,641 increase per year. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on May 24, 2018. The FCC accepted the Company’s letter on May 30, 2018. On August 31, 2018 the Company received approximately $3.12 million for the revised A-CAM support. This represented an 18-month true-up for support back to the original election date, and an increased monthly payment representing the new revised A-CAM support offer.

Privacy and Data Security Regulation

The FCA34 generally restricts the nonconsensual collection and disclosure to third parties of communication company customers’ personally identifiable information by communication companies, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide protections for customer proprietary network information (CPNI) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband Internet service providers. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alleged privacy and data security violations.

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

Network Architecture and Technology

We have made significant investments in our technologically advanced communications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers. As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve. Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network closer to the customer premises, we can increase our service offerings, quality and bandwidth services. Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customer’s homes and businesses.

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

We operate fiber networks which we own for fiber network access. At December 31, 2018, our fiber-optic network consisted of approximately 1,611 route miles, including 873 transport route miles and 738 local route miles.

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

Employees

As of March 1, 2019 we had 172 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2019 we had an additional 12 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for the operation of our business but not material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2019, are as follows:

Name and Age	Position with the Company	Age

Bill D. Otis	President and Chief Executive Officer	61
	– Nuvera

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer	62
	and Corporate Secretary – Nuvera

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	52
	– Nuvera

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Otis, President and Chief Executive Officer; Ms. Bornhoft, Vice-President, Chief Operating Officer and Corporate Secretary; and Mr. Kawlewski, Chief Financial Officer and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

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

Item 2.       Properties

Our business is primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2018, our gross property, plant and equipment totaled $185,385,123 (net balance of $64,507,896).

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

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Business Description and Summary Of Significant Accounting Policies” and Note 4 – “Property, Plant and Equipment” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

Item 3.       Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.       Mine Safety Disclosures

Not Applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2019 there were 1,298 registered stockholders and approximately 783 beneficial owners of Nuvera stock.

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Dividends and Restrictions

We declared a quarterly dividend of $0.12 per share for the second, third and fourth quarters of 2018 and $0.10 per share for the first quarter of 2018, which totaled $621,032 for the fourth quarter, $621,030 per quarter for the second and third quarters and $516,007 for the first quarter. We declared a quarterly dividend of $0.10 per share for the second, third and fourth quarters of 2017 and $0.095 per share for the first quarter of 2017, which totaled $516,007 per quarter for the third and fourth quarters, $515,636 for the second quarter and $488,242 for the first quarter. A quarterly cash dividend of $0.12 per share will be paid on March 15, 2019 to stockholders of record at the close of business on March 9, 2019.

We expect to continue to pay quarterly dividends during 2019, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2018 is 2.49.

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

Overview

Nuvera has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. Our businesses provide local telephone service and network access to other communications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

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

Executive Summary

Highlights:

•      On January 12, 2017, DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received three of the forty-two grants announced by Lieutenant Governor Tina Smith. A total of $34 million was awarded by the DEED with the aim of providing reliable, affordable high-speed Internet to more than 16,000 households, more than 2,000 businesses and more than 70 community institutions throughout the state. Nuvera will receive $850,486 of the $1,889,968, or 45%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and Mazeppa and in and around Bellechester. Construction on one of these projects began in the spring of 2017 and the construction on the other two projects began in the summer of 2017. Grand funds will be received by Nuvera as work progresses and costs are provided to DEED. At December 31, 2018, we have received $374,543 from this grant. These projects were completed and final documentation was provided to the DEED office in October 2018. We received the final grant funds of $390,922 from the state in the first quarter of 2019. We did not receive the entire amount of project from DEED due to our completing the project under budget.

•      On November 24, 2017 the Minnesota Department of Employment and Economic Development (DEED) announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by DEED with the aim of providing reliable, affordable high-speed Internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. Nuvera will receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock. Construction on the projects began in the summer of 2018. Grant funds will be received by Nuvera as work progresses and costs are provided to DEED. As of December 31, 2018, we have not yet received any funds on these projects.

•      Effective June 4, 2018, New Ulm Telecom, Inc. changed its name to Nuvera Communications, Inc. The Company had announced the pending name change at its 2018 Annual Meeting of Shareholders held on May 24, 2018. Concurrent with the June 4, 2018 name change, the ticker symbol for the Company’s common stock on the OTCQB Marketplace became NUVR.

•      On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Zayo for approximately $42 million in cash. Scott-Rice provides voice, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera-Scott-Rice company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

•      Net income in 2018 totaled $7,763,919, which was a $2,190,317, or 22.0% decrease compared to 2017. This decrease was primarily due to a reduction in our corporate taxes in 2017 due to the revaluation of our deferred tax assets and liabilities, which was a result of the 2017 Tax Cuts and Jobs Act tax reform legislation. This decrease in net income was partially offset by an increase in operating revenues, partially offset by an increase in operating expenses, all of which are described below.

•      Consolidated revenue for 2018 totaled $56,682,627, which was a $9,793,446 or 20.9% increase compared to 2017. This increase was primarily due to the acquisition of Scott-Rice and the receipt of additional A-CAM funding support, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2019.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Without the acquisition of Scott-Rice, access line losses would have totaled 1,654 or 7.5% in 2018 compared to 2017 due to the reasons mentioned above. With the acquisition of Scott-Rice, access lines increased 4,986 or 22.7% in 2018 compared to 2017.

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

Financial results for the Communications Segment for the years ended December 31, 2018 and 2017 are included below:

Telecom Segment

	2018	2017	Increase (Decrease)
Operating Revenues
Local Service	$6,232,079	$5,819,471	$412,608	7.1%
Network Access	7,135,617	6,846,324	289,293	4.2%
Video	10,689,150	9,730,361	958,789	9.9%
Data	16,423,552	12,152,732	4,270,820	35.1%
A-CAM/FUSF	11,685,585	7,944,902	3,740,683	47.1%
Other	4,516,644	4,395,391	121,253	2.8%
Total Operating Revenues	56,682,627	46,889,181	9,793,446	20.9%

Cost of Services, Excluding Depreciation and Amortization	24,131,339	20,591,004	3,540,335	17.2%
Selling, General and Administrative	9,857,307	7,185,340	2,671,967	37.2%
Depreciation and Amortization Expenses	10,343,467	9,652,754	690,713	7.2%
Total Operating Expenses	44,332,113	37,429,098	6,903,015	18.4%

Operating Income	$12,350,514	$9,460,083	$2,890,431	30.6%

Net Income	$7,763,919	$9,954,236	$(2,190,317)	-22.0%

Capital Expenditures	$6,960,876	$6,267,066	$693,810	11.1%

Key metrics
Access Lines	26,940	21,954	4,986	22.7%
Video Customers	12,288	10,346	1,942	18.8%
Broadband Customers	25,816	16,389	9,427	57.5%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $6,232,079, which is $412,608 or 7.1% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $7,135,617, which is $289,293 or 4.2% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $10,689,150, which is $958,789 or 9.9% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $16,423,552, which is $4,270,820 or 35.1% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition,” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but had instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the Company receives A-CAM support. See Note 2 – “Revenue Recognition,” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $11,685,585, which is $3,740,683 or 47.1% higher in 2018 than in 2017. This increase was primarily due to the receipt of additional A-CAM funds through the additional A-CAM offer in 2018.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,516,644, which is $121,253 or 2.8% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice and increases in the sales of wireless services, partially offset by a decrease in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $24,131,339, which is $3,540,335 or 17.2% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,857,307, which is $2,671,967 or 37.2% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice and one-time fees associated with the acquisition of Scott-Rice.

Depreciation and Amortization

Depreciation and amortization was $10,343,467, which is $690,713 or 7.2% higher in 2018 than in 2017. This increase was primarily due to the acquisition of Scott-Rice assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $12,350,514, which is $2,890,431 or 30.6% higher in 2018 than in 2017. This increase was primarily due to an increase in revenues, partially offset by increase in expenses, all of which are described above.

See Consolidated Statements of Income on Page 35 (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2018 and 2017 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2018 was $344,031, compared to $337,137 allocated and received in 2017. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income increased $129,282 in 2018 compared to 2017. This increase was primarily due to an increase in dividend income earned on our investments.

Interest expense increased $1,088,698 in 2018 compared to 2017. This increase was primarily due to higher outstanding debt balances associated with the new loan we obtained to finance the Scott-Rice acquisition.

Other investment income decreased $28,724 in 2018 compared to 2017. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense increased by $4,241,775 in 2018 compared to 2017 as we recorded income tax expense of $3,438,460 in 2018 and an income tax benefit of $803,315 in 2017. The increase in income taxes was primarily due to the revaluation of our deferred tax assets and liabilities in 2017, which was a result of the 2017 Tax Cuts and Jobs Act tax reform legislation. Also contributing to the increase in taxes in 2018 was the acquisition of Scott-Rice and the receipt of additional A-CAM funds. The effective income tax rate was 30.70% for 2018 and (8.78%) for 2017. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

EBITDA is defined as net earnings before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below. These measures are a common measure of operating performance in the communications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2018 and 2017.

	2018	2017

Net Income	$7,763,919	$9,954,236
Add (subtract):
Interest Expense, net of interest income	2,236,589	1,185,431
Income tax expense (benefit)	3,438,460	(803,315)
Depreciation and amortization	10,343,467	9,652,754
EBITDA	23,782,435	19,989,106

Adjustments to EBITDA:
Other, net ¹	(796,483)	(785,083)
Investment distributions ²	(382,928)	(491,186)
Non-cash, stock-based compensation ³	66,164	13,620
Adjusted EBITDA	$22,669,188	$18,726,457

¹ Includes the equity earnings from our investments, patronage income, and certain other miscellaneous items.

² Includes all cash dividends and other cash distributions received from our investments.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $136,191,452 at December 31, 2018, reflecting 54.8% equity and 45.2% debt. This compares to a capital structure of $95,787,020 at December 31, 2017, reflecting 71.5% equity and 28.5% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.49 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2018 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2018 we had a working capital deficit of $1,720,931. In addition, at December 31, 2018, we also had approximately $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2018 was primarily the result of the utilization of operating cash flows to fund operations, purchase capital equipment in lieu of using our revolving credit facility, servicing debt, and decreased cash balances.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2018	2017	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$17,276,830	$13,939,556	$3,337,274	23.94%
Investing activities	(49,337,156)	(6,342,908)	$(42,994,248)	-677.83%
Financing activities	31,803,003	(6,370,670)	$38,173,673	599.21%
Increase (decrease) in cash	$(257,323)	$1,225,978	$(1,483,301)	-120.99%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2018 was $17,276,830, compared to cash generated by operations of $13,939,556 in 2017. The increase in cash flows from operating activities in 2018 was primarily due to an increase in deferred income taxes, partially offset by decreases from the timing of the receipts of receivables and lower net income.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2018 was $1,584,769, compared to $1,842,092 at December 31, 2017.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities was $49,337,156 for the year ended December 31, 2018, compared to $6,342,908 used in investing activities in 2017, primarily as a result of the acquisition of Scott-Rice. Capital expenditures relating to on-going operations were $6,960,876 in 2018 and $6,267,066 in 2017. Our total plant additions in 2018 were recorded net of broadband grants awarded by the State of Minnesota. Our investing expenditures, excluding the Scott-Rice acquisition, are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2018, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Provided By (Used In) Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $31,803,003. This included long-term debt repayments of $29,880,200, issuance of long-term debt of $64,550,000, loan origination fees of $487,698 and the distribution of $2,379,099 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2017 was $6,370,670. This included long-term debt repayments of $2,700,000, net payments on our revolving credit facility of $1,634,778 and the distribution of $2,035,892 of dividends to stockholders. The increase in cash flows provided by Financing Activities in 2018 was primarily due to the issuance of long-term debt to fund the Scott-Rice acquisition.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $1,720,931 as of December 31, 2018, with current assets of approximately $9.2 million and current liabilities of approximately $10.9 million, compared to a working capital deficit of $1,811,710 as of December 31, 2017. The ratio of current assets to current liabilities was 0.84 and 0.79 as of December 31, 2018 and 2017. The working capital deficit as of December 31, 2018 was primarily the result of the increased current portion of long-term debt and increased accounts payable, partially offset by increased receivable balances at December 31, 2018. These changes were primarily the result of the acquisition of Scott-Rice. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2018, were $57,634,400 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2017, were $24,200,000 (excluding long-term loan origination fees), net of current debt maturities of $3,375,000 (excluding short-term loan origination fees).

Our Long-Term Debt consist of the following notes:

    Master Loan Agreements (MLA) RX0583

●          RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of this note was December 31, 2021. This note was replaced on July 31, 2018 (see below) and see Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

●          RX0583-T3A - $35,000,000 term note with interest payable monthly. Final maturity date of the note was December 31, 2021. Twenty-eight quarterly principal payments of $675,000 were due commencing March 31, 2015 through December 31, 2021. A final balloon payment of $16,100,000 was due at maturity of this note on December 31, 2021. This note was refinanced on July 31, 2018 (see below) and see Note 6 – “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

●          RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,277,200 is due at maturity of this note on July 31, 2025.

●          RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2018.

RX0583(A)-T4 and RX0583(A)-T5 initially bear interest at a “LIBOR Margin” rate equal to 3.25 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

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

As described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K,  on August 1, 2018 we entered into an interest rate swap agreement (IRSA) with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locks in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of December 31, 2018, our IRSA covered $15,561,200, with a weighted average rate of 6.27%. Our remaining debt of $56.7 million ($10.0 million available under the revolving credit facilities and $46.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.76%, as of December 31, 2018.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2018, we were in compliance with all the stipulated financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2018 is 2.49.

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

Guarantees

We have guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm, LC. See Note 13 – “Guarantees” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2018 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $113,000 and $83,000 as of December 31, 2018 and 2017.

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

The fair value of our IRSA is discussed in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreement was determined based on Level 2 inputs.

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

In 2018 and 2017, we engaged an independent valuation firm to complete an annual impairment test for existing goodwill acquired. For 2018 and 2017, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. Our independent valuation firm used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2018 DCF model include the following:

•       A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and

•       A 2.00% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of Scott-Rice and HTC, and the addition of goodwill obtained through the HCC spin-off of SETC. The carrying value of the goodwill was $49,903,029 and $39,805,349 as of December 31, 2018 and 2017.

In 2018, we tested the HTC goodwill. Based on the DCF models, and income and market-based approaches that were used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $26.2 million, which indicated that we had no impairment as of December 31, 2018. In addition, in 2018, we tested the SETC goodwill. Based on the DCF models, and income and market-based approaches we used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting unit by approximately $26.8 million, which indicated that we had no impairment as of December 31, 2018. We did not test the Scott-Rice goodwill as of December 31, 2018 due to the acquisition being completed in the third quarter of 2018 and the fact that we had a valuation of the company completed as of December 31, 2018. The goodwill for Scott-Rice will be tested in 2019 for any potential impairments. The market-based approaches used in our evaluations are subject to change as a result of changing economic and competitive conditions. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. As required by GAAP, we recognize the financial statement benefit of tax positions only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of December 31, 2018 and 2017.

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 8 – “Income Taxes” to the Consolidated Financial Statements of this Annual Report Form 10-K.

As of December 31, 2018 and 2017 we had $0 of unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, Wisconsin and North Dakota income taxes. Tax years subsequent to 2014 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2018 and 2017 we had no interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2018.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 10.00% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

On February 24, 2017, our BOD adopted the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSU), performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

See Note 15 – “Restricted Stock Units” to the Consolidated Financial Statements of this Annual Report on Form 10-K, for a detailed discussion of our incentive compensation and RSUs.

Recent Accounting Developments

See Note 1 – “Business Description and Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this Annual Report on Form 10-K, for a discussion of recent accounting developments.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019, expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Olsen Thielen & Co., Ltd.

We have served as the Company’s auditor since 2008.

Roseville, Minnesota

March 14, 2019

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2018		2017
OPERATING REVENUES:
Local Service	$6,232,079	$5,819,471
Network Access	7,135,617	6,846,324
Video	10,689,150	9,730,361
Data	16,423,552	12,152,732
A-CAM/FUSF	11,685,585	7,944,902
Other	4,516,644	4,395,391
Total Operating Revenues	56,682,627	46,889,181

OPERATING EXPENSES:

Plant Operations (Excluding Depreciation and Amortization)	9,752,220	8,069,821
Cost of Video	9,588,696	8,128,578
Cost of Data	2,383,618	2,255,692
Cost of Other Nonregulated Services	2,406,805	2,136,913
Depreciation and Amortization	10,343,467	9,652,754
Selling, General, and Administrative	9,857,307	7,185,340
Total Operating Expenses	44,332,113	37,429,098

OPERATING INCOME	12,350,514	9,460,083

OTHER INCOME (EXPENSE):

Interest During Construction	109,935	76,705
CoBank Patronage Dividends	344,031	337,137
Interest Income	227,278	97,996
Interest Expense	(2,280,939)	(1,192,241)
Gain on Investments	109,043	-
Other Investment Income	342,517	371,241
Total Other Income (Expense)	(1,148,135)	(309,162)

INCOME BEFORE INCOME TAXES	11,202,379	9,150,921

INCOME TAXES (BENEFIT) EXPENSE	3,438,460	(803,315)

NET INCOME	$7,763,919	$9,954,236

BASIC AND DILUTED NET INCOME PER SHARE	$1.50	$1.93

DIVIDENDS PER SHARE	$0.4600	$0.3950

WEIGHTED AVERAGE SHARES OUTSTANDING	5,170,895	5,153,579

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

NET INCOME	$7,763,919	$9,954,236

OTHER COMPREHENSIVE INCOME
Unrealized Gains (Losses) on Interest Rate Swaps	(435,428)	50,990
Income Tax Benefit (Expense) Related to Unrealized (Gains) Losses on Interest Rate Swaps	124,272	(17,275)
OTHER COMPREHENSIVE INCOME (LOSS)	(311,156)	33,715

COMPREHENSIVE INCOME	$7,452,763	$9,987,951

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2018 AND 2017

ASSETS

	2018	2017
CURRENT ASSETS:
Cash	$1,584,769	$1,842,092
Receivables, Net of Allowance for Doubtful Accounts of $113,000 and $83,000	3,977,322	1,944,501
Income Taxes Receivable	305,751	-
Materials, Supplies and Inventories	2,581,389	2,075,199
Financial Derivative Instruments	-	28,178
Prepaid Expenses	770,589	823,310
Total Current Assets	9,219,820	6,713,280

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	39,805,349
Intangibles	27,409,020	16,257,156
Other Investments	9,170,093	7,521,389
Deferred Charges and Other Assets	21,481	52,596
Total Investments and Other Assets	86,503,623	63,636,490

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	153,138,295	127,634,435
Other Property & Equipment	21,705,180	17,750,364
Video Plant	10,541,648	10,440,379
Total Property, Plant and Equipment	185,385,123	155,825,178
Less Accumulated Depreciation	120,877,227	113,875,345
Net Property, Plant & Equipment	64,507,896	41,949,833

TOTAL ASSETS	$160,231,339	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2018 AND 2017

LIABILITIES AND STOCKHOLDERS' EQUITY

	2018	2017
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,511,844	$3,315,822
Accounts Payable	3,060,987	2,079,470
Accrued Income Taxes	-	676,508
Other Accrued Taxes	229,128	166,249
Deferred Compensation	55,201	57,216
Accrued Compensation	2,315,976	1,825,761
Other Accrued Liabilities	767,615	403,964
Total Current Liabilities	10,940,751	8,524,990

LONG-TERM DEBT, Less Current Portion	57,084,130	24,022,465

NONCURRENT LIABILITIES:
Loan Guarantees	254,383	158,043
Deferred Income Taxes	16,140,789	10,318,689
Other Accrued Liabilities	234,587	194,458
Financial Derivative Instruments	407,250	-
Deferred Compensation	573,971	632,225
Total Noncurrent Liabilities	17,610,980	11,303,415

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,175,258 and 5,160,065 Shares Issued and Outstanding	8,625,430	8,600,108
Accumulated Other Comprehensive Income (Loss)	(291,021)	20,135
Unearned Compensation	79,784	13,620
Retained Earnings	66,181,285	59,814,870
Total Stockholders' Equity	74,595,478	68,448,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,231,339	$112,299,603

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,763,919	$9,954,236
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,419,053	9,711,932
Unrealized Gains on Investments	(109,043)	-
Undistributed Earnings of Other Equity Investment	(291,202)	(283,322)
Noncash Patronage Refund	(76,485)	(105,145)
Stock Issued in Lieu of Cash Payment	259,527	194,001
Distributions from Equity Investments	200,000	400,000
Stock-based Compensation	66,164	13,620
Changes in Assets and Liabilities:
Receivables	(1,328,984)	205,263
Income Taxes Receivable	(305,751)	27,559
Materials, Supplies, and Inventories	(76,453)	(215,042)
Prepaid Expenses	127,701	(67,862)
Deferred Charges and Other Assets	14,000	(12,247)
Accounts Payable	549,516	(297,606)
Accrued Income Taxes	(676,508)	676,508
Other Accrued Taxes	44,445	(13,966)
Other Accrued Liabilities	629,182	(163,638)
Deferred Income Tax	128,018	(6,013,017)
Deferred Compensation	(60,269)	(71,718)
Net Cash Provided by Operating Activities	17,276,830	13,939,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(6,960,876)	(6,267,066)
Grants Received for Construction of Plant	323,319	167,158
Purchase of Intangible	(310,106)	-
Purchase of Scott Rice Telephone Co., Net of Cash Acquired	(42,136,493)	-
Other, Net	(253,000)	(243,000)
Net Cash Used in Investing Activities	(49,337,156)	(6,342,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(29,880,200)	(2,700,000)
Issuance of Long-Term Debt	64,550,000	-
Loan Origination Fees	(487,698)	-
Changes in Revolving Credit Facility	-	(1,634,778)
Dividends Paid	(2,379,099)	(2,035,892)
Net Cash Provided By (Used in) Financing Activities	31,803,003	(6,370,670)

NET INCREASE (DECREASE) IN CASH	(257,323)	1,225,978

CASH at Beginning of Period	1,842,092	616,114

CASH at End of Period	$1,584,769	$1,842,092

Supplemental cash flow information:
Cash paid for interest	$1,980,577	$1,091,276
Net cash paid for income taxes	$4,292,639	$4,505,709

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2016	5,139,375	$8,565,625	$(13,580)	$-	$51,706,451	$60,258,496

Directors Stock Plan	12,668	21,113			128,840	149,953
Employee Stock Plan	8,022	13,370			61,235	74,605
Restricted Stock Grant				13,620		13,620
Net Income					9,954,236	9,954,236
Dividends					(2,035,892)	(2,035,892)
Unrealized Gain on Interest Rate Swap			33,715			33,715

BALANCE on December 31, 2017	5,160,065	8,600,108	20,135	13,620	59,814,870	68,448,733

Directors Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				66,164		66,164
Cumulative Effect of Accounting Changes					736,297	736,297
Net Income					7,763,919	7,763,919
Dividends					(2,379,099)	(2,379,099)
Unrealized Loss on Interest Rate Swap			(311,156)			(311,156)

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 –  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 113 years of experience in the local telephone exchange and communications business. Our principal line of business is the operation of six local telephone companies and the operation of two CLEC telephone companies. Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. Our businesses also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

Basis of Presentation and Principles of Consolidation

Our accounting policies conform with GAAP and rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on stockholders’ investments).

Our consolidated financial statements report the financial condition and results of operations for Nuvera and its subsidiaries in one business segment: the Communications Segment. Inter-company transactions have been eliminated from the consolidated financial statements.

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

Receivables

As of December 31, 2018 and 2017, our consolidated receivables totaled $3,977,322 and $1,944,501, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2018 and 2017 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2018	2017

Balance at beginning of year	$83,000	$43,200
Additions charged to costs and expenses	217,698	226,479
Accounts written off	(187,698)	(186,679)
Balance at end of year	$113,000	$83,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2018 and 2017 was $2,581,389 and $2,075,199.

We value inventory using the lower of cost or net realizable value. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2018 and 2017, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

The fair value of our IRSA is discussed in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The fair value of our swap agreement was determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2018.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $49,903,029 and $39,805,349 as of December 31, 2018 and 2017. In the fourth quarter of 2018 and 2017 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2018 and 2017.

Investments and Other Assets

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 16 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K for a listing of our investments.

Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at fair value where there are readily determinable fair values. Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at cost where there are no readily determinable fair values.  See Note 12 – “Other Investments” to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding our investments.

Other Financial Instruments

Other Investments – It is difficult to estimate a fair value for equity investments without a readily determinable fair value due to a lack of observable transaction prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2018. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $312,674 and $255,150 in 2018 and 2017.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments and receivables. We deposit our cash investments in high credit quality financial institutions accounts which, at times, may exceed federally insured limits. We have not experienced any losses in these accounts and do not believe we are exposed to any significant credit risk. Concentrations of credit risk with respect to trade receivables are limited due to our large number of customers.

Earnings and Dividends Per Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Our basic and diluted EPS are based on our weighted average number of shares outstanding of 5,170,895 and 5,153,579 for the periods ended December 31, 2018 and 2017.

Dividends per share have been declared quarterly by the Nuvera BOD.

Recent Accounting Developments

In August, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12 (ASU 2017-12), “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2019 and is applying the guidance to our hedging activities and we antipate this guidance will not have a significant impact on our hedging activities.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” ASU 2017-09 clarifies the modification accounting guidance for stock compensation included in Topic 718, “Compensation – Stock Compensation.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award must be accounted for as a modification under Topic 718. The new guidance is effective prospectively for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update effective January 1, 2018 and is applying the guidance to applicable transactions.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 on January 1, 2020. Early adoption as of January 1, 2019 is permitted. We are evaluating the effects that adoption of ASU 2016-13 will have on our financial position, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, together with its related clarifying ASUs, provides revised guidance for lease accounting and related disclosure requirements and establishes a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. This guidance is effective for us on January 1, 2019. We will adopt the standard using the modified retrospective method which will be applied to leases that exist or are entered into on or after January 1, 2019. The Company will elect to utilize the package of practical expedients that allows entities to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. The Company is in the final stages of evaluating its existing lease portfolio and is continuing to assess and quantify the amount of ROU assets and lease liabilities that will be included on its balance sheet as of January 1, 2019. The Company is finalizing its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. We believe that the new standard will not have a material impact on our consolidated balance sheet due to the recognition of ROU assets and liabilities for our operating leases, and is not expected to have a material impact on our statement of operations or liquidity. The ASU will also require disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01 as of January 1, 2018 and is applying the guidance to applicable transactions.

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

NOTE 2 – REVENUE RECOGNITION

Change in Accounting Policy

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” which is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. As amended, the new standard was effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted.

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the contract and may include promotional or bundling discounts. The majority of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the contract. We do not consider the possibility of a contract being cancelled, renewed or modified, which is consistent with ASC 606-10-32-4.

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when performance obligations are satisfied by transferring service to the customer as described below.

Significant Judgments

The Company often provides multiple services to a customer. Provision of CPE and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet, or connectivity services. Judgement is required to determine whether provision of CPE, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

Allocation of the transaction price to the distinct performance obligations in bundled service subscriptions requires judgement. The transaction price for a bundle of services is frequently less than the sum of standalone selling prices of each individual service. Bundled discounts are allocated proportionally to the selling price of each individual service within the bundle. Standalone selling prices for the Company’s services are directly observable.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2018 and 2017:

	Twelve Months Ended December 31,
	2018	2017
Voice services¹	$7,159,240	$6,505,851
Network access¹	7,343,083	7,196,940
Video ¹	10,672,632	9,715,430
Data ¹	14,786,458	10,474,572
Directory²	757,233	706,948
Other contracted revenue³	2,476,623	2,424,108
Other[4]	985,683	980,054

Revenue from customers	44,180,952	38,003,903

Subsidy and other revenue outside scope of ASC 606[5]	12,501,675	8,885,278

Total revenue	$56,682,627	$46,889,181

¹ Month-to-Month contracts billed and consumed in the same month.

² Directory revenue is contracted annually; however, this revenue is recognized monthly over the contract period as the advertising is used.

³ This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[4] This includes CPE and other equipment sales.

[5] This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the year ended December 31, 2018, approximately 76.20% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 22.06% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.74% of total revenue was from other sources including CPE and equipment sales and installation.

For the year ended December 31, 2017, approximately 78.96% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.95% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.09% of total revenue was from other sources including CPE and equipment sales and installation.

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

Nature of Services

Revenues are earned from our customers primarily through the connection to our networks, digital and commercial TV programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized over time as the service is rendered.

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

Network Access – We provide access services to other communication carriers for the use of our facilities to terminate or originate long distance calls on our network. Additionally, we bill monthly SLCs to substantially all of our customers for access to the public switched network. These SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

Revenues earned from other communication carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers on monthly basis. Revenues are billed at tariffed access rates for both interstate and intrastate calls and are recognized into revenue monthly based on the period the access was provided.

The NECA pools and redistributes the SLCs to various communication providers through the CAF. These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

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

From January 1, 2017 through July 31, 2018 we did not receive funding from the FUSF based on the pooling and redistribution of revenues based on a company's actual or average costs as described above, but instead, elected to receive funding based on the A-CAM as described below.

With the acquisition Scott-Rice on July 31, 2018, see Note 3 – “Acquisitions and Dispositions,” to the Consolidated Financial Statements of this Annual Report on Form 10-K, Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the pools are based on nationwide average schedules.

A-CAM

The FUSF was established as part of the TA96 and provides subsidies to communications providers as means of increasing the availability and affordability of advanced communications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these communications services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued the 2016 Order that adopts the following changes to the FUSF for rate-of-return carriers:

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focused on the rate-of-return carriers, announced specific changes to existing funding mechanisms as well as a new funding mechanism, and provides rural communications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order is the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chose to continue relying on the legacy support mechanism known as ICLS, but then modified and renamed CAF-BLS. Each carrier needed to decide which support mechanism to elect, and then choose one or the other, per state.

In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. Nuvera will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of Nuvera’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, Nuvera notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, Nuvera would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company will use the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations, which the Company is currently completing. The A-CAM payments will replace the Company’s former ICLS payments.

On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On May 23, 2018, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $489,870 for its Iowa operations, which was a $97,974 increase per year and (ii) $7,648,208 for its Minnesota operations, which was a $1,529,641 increase per year. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on May 24, 2018. The FCC accepted the Company’s letter on May 30, 2018. On August 31, 2018 the Company received approximately $3.12 million for the revised A-CAM support. This represented an 18-month true-up for support back to the original election date, and an increased monthly payment representing the new revised A-CAM support offer.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2018	December 31, 2018	Increase/ (Decrease)
Contract Assets:

Short-term contract assets	$-	$-	$-

Lont-term contract assets	-	-	-

Contract Liabilities:

Short-term contract liabilities	93,656	288,709	195,053¹

Long-term contract liabilities	194,458	234,587	40,129¹

Receivables:

Receivables accounted for under ASC 606	1,431,558	3,311,629	1,880,071²

Subsidy Receivables not accounted for under ASC 606	542,539	678,174	135,635³

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

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Scott-Rice Acquisition

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo for approximately $42 million in cash. Scott-Rice provides phone, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera/Scott-Rice Company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

The allocation of the acquisition value of Scott-Rice, as determined by an independent valuation firm, is shown below:

Current assets	$810,927
Property, plant and equipment	23,800,000
Customer relationship intangible	13,600,000
Excess costs over net assets acquired (Goodwill)	10,097,680
Current liabilities	(370,898)
Deferred income taxes	(5,532,014)
Deferred liabilities	(264,814)
Purchase price allocation	42,140,881
Less cash acquired	(4,388)

Total Consideration for Acquisition	$42,136,493

The acquisition has been accounted for using the acquisition method of accounting in accordance with current standards. As a result, the fair value of the consideration paid, which consists of approximately $42 million in cash, has been allocated to the fair value of the assets and liabilities received. The allocation of the purchase price to Scott-Rice’s assets and liabilities has been based on estimates of fair values. Criteria have been established in ASC 805, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. Based upon our fair value allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $23,697,680, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $13,600,000. The estimated useful life of the customer relationship intangible is fifteen years.

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the years ended December 31, 2018 and 2017 as if the acquisition had been completed on January 1, 2017. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Year Ended December 31,
	2018	2017
Revenue	$65,351,118	$62,179,351

Net Income	$8,761,920	$9,092,424

Basic and Diluted Net
Income Per Share	$1.69	$1.76

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2018 and 2017, include the following:

	2018	2017
Communications Plant:
Land	$712,503	$494,082
Buildings	10,579,247	8,983,386
Other Support Assets	15,890,991	13,963,236
Central Office and Circuit Equipment	53,652,481	48,266,084
Cable and Wire Facilities	69,700,385	52,123,759
Other Plant and Equipment	404,883	404,883
Plant Under Construction	2,197,805	3,399,005
	153,138,295	127,634,435
Other Property	21,705,180	17,750,364
Video Plant	10,541,648	10,440,379
Total Property, Plant and Equipment	$185,385,123	$155,825,178

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $7,585,225 and $7,183,671 in 2018 and 2017. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2018 and 2017 were 4.2% and 4.7%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $49,903,029 and $39,805,349 at December 31, 2018 and 2017. The increase in goodwill at December 31, 2018 compared to December 31, 2017 was due to the acquisition of Scott-Rice.

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

In 2018 and 2017, we engaged an independent valuation firm to complete our annual impairment testing for existing goodwill. For 2018 and 2017, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2018		December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Useful Lives

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$19,820,843	$29,278,445	$17,354,646
Regulatory Rights	15 yrs	4,000,000	2,933,307	4,000,000	2,666,643
Trade Name	3-5 yrs	880,106	595,381	570,000	570,000
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$23,349,531	$36,848,445	$20,591,289

Net Identified Intangible Assets			$27,409,020		$16,257,156

Amortization expense related to the definite-lived assets was $2,758,242 for 2018 and $2,469,083 for 2017. Amortization expense for the next five years is estimated to be:

2019	$3,323,771
2020	$3,323,771
2021	$3,323,726
2022	$1,952,376
2023	$1,660,295

NOTE 6 - LONG-TERM DEBT

We have a credit facility with CoBank. Under the credit facility, we entered into a MLA and a series of supplements to the respective MLA. On July 31, 2018, we entered into an Amended and Restated MLA with CoBank. The MLA refinances and replaces the existing credit facility between CoBank and Nuvera and its subsidiaries.

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

Secured Credit Facility:

MLA RX0583

●          RX0583-T2A - $9,000,000 revolving note with interest payable monthly. Final maturity date of the note was December 31, 2021. This note was replaced on July 31, 2018 (see below).

●          RX0583-T3A - $35,000,000 term note with interest payable monthly. Final maturity date of this note was December 31, 2021. Twenty-eight quarterly principal payments of $675,000 were due commencing March 31, 2015 through December 31, 2021. A final balloon payment of $16,100,000 was due at maturity of the note on December 31, 2021. This note was refinanced on July 31, 2018 (see below).

●          RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,277,200 is due at maturity of this note on July 31, 2025.

●          RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2018.

RX0583(A)-T4 and RX0583(A)-T5 initially bear interest at a “LIBOR Margin” rate equal to 3.25 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

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

As described in Note 7 – “Interest Rate Swaps” to the Consolidated Financial Statements of this Annual Report on Form 10-K, on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locks in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of December 31, 2018, our IRSA covered $15,561,200, with a weighted average rate of 6.27%. Our remaining debt of $56.7 million ($10.0 million available under the revolving credit facilities and $46.7 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.76%, as of December 31, 2018.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2018 is 2.49.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2018, we were in compliance with all the stipulated financial ratios in the loan agreements.

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

Long-term debt is as follows:	2018	2017
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $675,000 (beginning on March 31, 2015), plus a notional variable rate of interest through December 31, 2021.	$-	$27,575,000
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $1,152,600 (beginning on September 30, 2018), plus a notional variable rate of interest through July 31, 2025.	62,244,800	-
Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 31, 2025.	-	-
Less: Unamortized Loan Fees	(648,826)	(236,713)
	61,595,974	27,338,287
Less: Amount due within one year	4,610,400	3,375,000
Less: Current Portion of Unamortized Loan Fees	(98,556)	(59,178)
Total Long Term Debt	$57,084,130	$24,022,465

Required principal payments for the next five years are as follows:

2019	$4,610,400
2020	$4,610,400
2021	$4,610,400
2022	$4,610,400
2023	$4,610,400

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

As of December 31, 2018 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T4	07/31/2025	$15,561,200	6.27% (LIBOR Rate of 3.02% plus 3.25% LIBOR Margin)

(1)     As described in Note 6 – “Long-Term Debt” to the 2018 Consolidated Financial Statements on Form 10-K, the note above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2018, the fair value liability of the swap was $407,250, which has been recorded net of deferred tax benefit of $116,230 for the $291,021 in accumulated other comprehensive loss. At December 31, 2017, the fair value liability of the swap was $28,178, which has been recorded net of deferred tax of $8,043, for the $20,135 in accumulated other comprehensive income.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2018	2017
Taxes currently payable
Federal	$1,938,686	$4,055,693
State	1,371,757	1,136,733
Deferred Income Taxes	128,017	(1,446,409)
Deferred Tax Adjustment due to Federal Tax Rate Change	-	(4,549,332)
Total Income Tax Expense (Benefit)	$3,438,460	$(803,315)

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

As of December 31, 2018 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, Wisconsin and North Dakota income taxes. Tax years subsequent to 2014 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2018 and 2017 we had no interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2018	2017

Statutory Tax Rate	21.00%	35.00%
Effect of:
Federal Rate Change	-	(49.68)
Surtax Exemption	-	(0.80)
State Income Taxes Net of Federal Tax Benefit	9.10	7.21
Permanent Differences and Other, Net	0.60	(0.51)
Effective tax rate	30.70%	(8.78)%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2018	2017
Deferred Tax Assets
Accrued Expenses	$(523,602)	$(425,040)
Deferred Compensation	(179,622)	(196,826)
Other	(228,979)	(47,184)
State NOL	(380,409)	0
Total Deferred Tax Assets	(1,312,612)	(669,050)

Deferred Tax Liabilities
Fixed Assets	9,598,235	6,560,307
Intangible Assets	6,898,752	3,790,342
Investments	956,414	637,090
Total Deferred Tax Liabilities:	17,453,401	10,987,739

Total Net Deferred Taxes	$16,140,789	$10,318,689

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

NOTE 9 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $539,584 and $505,292 in 2018 and 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2018.

Our capital budget for 2019 is approximately $13.6 million and will be financed through internally generated funds.

NOTE 11 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $533,043 and $453,506 during the years ended December 31, 2018 and 2017. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 12 – OTHER INVESTMENTS

We are a co-investor with other rural telephone companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 16 – “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018, and realized a $1,022,634 increase in their value of one of their investments, net of $286,337 of deferred tax, which resulted in an increase to our retained earnings of $736,297 at January 1, 2018. As of December 31, 2018 we recorded a gain on our investment of $109,043 on this same investment.

NOTE 13 - GUARANTEES

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC originally set to mature on September 30, 2021. As of December 31, 2018, we have recorded a liability of $254,383 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

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

NOTE 14 – DEFERRED COMPENSATION

As of December 31, 2018 and 2017, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of past acquisitions.

NOTE 15 – RESTRICTED STOCK UNITS

On February 24, 2017, our BOD adopted the 2017 Plan effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

On July 25, 2017, our BOD granted 6,077 shares of RSUs in the Common Stock of the Company to its executive officers under the 2017 Plan. In 2018, an executive officer resigned from the Company and forfeited their shares of RSUs granted above. The remaining 5,423 shares of RSUs will vest for the remaining executive officers as described below. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs, which was determined by our BOD. The 2017 RSUs will vest on December 31, 2019, at which point, the executives will be able to receive Common Stock in the Company in exchange for the RSUs.

On March 23, 2018, our BOD and Compensation Committee granted awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs which was determined by our BOD. Each executive officer received a time-based RSU and a performance-based RSU. The time-based RSUs were computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock of $17.00 on March 26, 2018. 4,044 RSUs were granted and the RSUs will vest 100% on December 31, 2020, at which point, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs. In 2018, an executive officer resigned from the Company and forfeited their shares of RSUs granted above. The remaining 3,294 shares of RSUs will vest for the remaining executive officers as described above. The performance-based RSUs were computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock of $17.00 on March 26, 2018. The RSUs will vest based on the Company’s average Return on Invested Capital (ROIC) for the three years ended December 31, 2020. 5,750 RSUs were granted as a target and the RSUs will vest 100% on December 31, 2020 if ROIC levels are attained, at which point, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs. In 2018, an executive officer resigned from the Company and forfeited their shares of RSUs granted above. The remaining 5,000 targeted shares of RSUs will vest for the remaining executive officers as described below. The executive officers may earn more or fewer RSUs if the actual ROIC over the time period is more or less than target.

NOTE 16 – SEGMENT INFORMATION

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

The Communications Segment operates the following ILECs and CLECs and has investment ownership interests as follows:

Communications Segment

●	ILECs:

	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera;

●	CLECs:

	▪	Nuvera, located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:

	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	▪	SM Broadband, LLC – 10.00% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

NOTE 17 – BROADBAND GRANTS

In January 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $850,486 of the $1,889,968 total project costs. The Company will provide the remaining 55% matching funds. As of December 31, 2018, the Company has received $374,543. These projects have been completed and final documentation was provided to the DEED office in October 2018. This project was completed below the awarded project costs.  We received the final grant funds of $390,922 from the state in the first quarter of 2019.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company will receive $736,598 of the $1,727,998 total project costs. The Company will provide the remaining 57.4% matching funds. Construction and expenditures for these projects began in the summer of 2018. We have not yet received any funds for these projects as of December 31, 2018.

Note 18 – Transactions with equity method investments

We receive and provide services to various partnerships and limited liability companies where we are an investor. Services received include digital video, special access and communications circuits. Services provided include BOD meeting attendance, labor, Internet help desk services and management services. Cost of services we receive from affiliated parties may not be the same as the costs of such services had they been obtained from different parties.

Total revenues from transactions with affiliates were $1,090,464 and $1,145,557 for 2018 and 2017. Total expenses from transactions with affiliates were $520,044 and $482,916 for 2018 and 2017.

NOTE 19 -- SUBSEQUENT EVENTS

Nuvera’s BOD has declared a regular quarterly dividend on our common stock of $.12 per share, payable on March 15, 2019 to stockholders of record at the close of business on March 9, 2019.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations. On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations, which was a $106,214 increase per year and (ii) $8,354,481 for its Minnesota operations, which was a $706,273 increase per year. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The financial controls of our subsidiary Scott-Rice are eligible for a one-year exemption from the requirements of Section 404, since the operations are separately identified and quantified and therefore have been excluded from this report. There is no exemption available for internal controls over financial reporting of the Company’s processes and systems as they relate to our oversight and consolidation of Scott-Rice operations into the consolidated financial results.

In our audited financial statements for the year ended December 31, 2018, Scott-Rice’s assets were included in the ending balance sheet, and we reported five months of operating results and cash flows.

At December 31, 2018, Scott-Rice assets were 30.7% of total Company assets and Scott-Rice revenues for the five-month period were 11.6% of fiscal 2018 Company revenues for the entire year.

Scott-Rice had operating income of $633,660 (during the five-month period) or 5.1% of the Company’s consolidated 2018 operating income of $12,350,514. In addition, Scott-Rice had net income of $270,291 (during the five-month period) or 3.5% of the Company’s fiscal 2018 consolidated net income of $7,763,919.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, except for changes resulting from the acquisition of Scott-Rice, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2018, management is in the process of integrating Scott-Rice’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nuvera Communications, Inc.’s and subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes of the Company,  and  our  report dated March 14, 2019, expressed an unqualified opinion on those consolidated financial statements.

As described in Management‘s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Scott Rice Telephone, which was acquired on July 31, 2018 and whose financial statements constitute $49,124,500 and $42,411,200 of total and net assets, respectively, $6,558,400 of revenues and $270,300 of net income of the consolidated financial statements amounts as of and for the five months ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Scott Rice Telephone.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Roseville, Minnesota

March 14, 2019

Item 9B.    Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 23, 2019 are incorporated by reference into this Form 10-K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2018, the last day of the Company fiscal year.

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2019 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated by reference.

We have adopted a code of conduct that applies to all officers, directors and employees of the company. This code of conduct is available on our Website at www.nuvera.net and in print upon written request to Nuvera Communications, Inc., 27 North Minnesota Street, New Ulm, Minnesota 56073, Attention: Chief Financial Officer. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced Website.

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2019 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.     Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2019 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.     Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2019 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2019 Proxy Statement and is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2019 Proxy Statement and is incorporated by reference.

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

Item 15.     Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	34

	Consolidated Statements of Income for the Years Ended December 31, 2018 and 2017	35

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017	36

	Consolidated Balance Sheets as of December 31, 2018 and 2017	37-38

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	39

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2018 and 2017	40

	Notes to Consolidated Financial Statements	41-63

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required
	information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	70-71

Item 16.     Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2019	NUVERA COMMUNICATIONS, INC.
(Registrant)

	By	/s/ Bill D. Otis
Bill D. Otis, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 14, 2019
Perry Meyer, Chairman of the Board

/s/ Bill D. Otis	March 14, 2019
Bill D. Otis, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis O. Kawlewski	March 14, 2019
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 14, 2019
Dennis Miller, Director

/s/ Wesley E. Schultz	March 14, 2019
Wesley E. Schultz, Director

/s/ James J. Seifert	March 14, 2019
James J. Seifert, Director

/s/ Colleen R. Skillings	March 14, 2019
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 14, 2019
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 0-3024) dated June 1, 2018)
10.1+

Employment Agreement dated as of July 1, 2006, by and between Nuvera Communications, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on July 18, 2006)

10.1.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between Nuvera Communications, Inc. and Mr. Bill D. Otis (incorporated by reference to Exhibit 10.1.1 contained in the Company’s Form 10-K for the year ended December 31, 2011)  (“2011 Form 10-K”)

10.2+

Employment Agreement dated as of July 1, 2006, by and between Nuvera Communications, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended March 31, 2007)

10.2.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, by and between Nuvera Communications, Inc. and Ms. Barbara A.J. Bornhoft (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.3+

Employment Agreement dated as of March 11, 2012, by and between Nuvera Communications, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.2.1 contained in the Company’s 2011 Form 10-K)

10.3.1+

Amendment dated July 24, 2017, to Executive Employment Agreement dated as of March 31, 2012, by and between Nuvera Communications, Inc. and Mr. Curtis O. Kawlewski (incorporated by reference to Exhibit 10.3 contained in the Company’s 2011 Form 10-K)

10.4+	Nuvera Communications, Inc. Amended Management Incentive Plan (incorporated by reference to Exhibit 10.4.1 contained in the Company’s Form 10-Q (File No. 0-3024) filed on May 15, 2013)
10.5	Amended Director Separation Compensation Policy dated May 26, 2009 (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 10-Q for the quarter ended June 30, 2009)
10.6

Amended and Restated Master Loan Agreement (MLA No. RX0583), dated as of December 31, 2014 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on January 6, 2015)

10.7

Amended and Restated Second Supplement to the Amended and Restated Master Loan Agreement dated as of December 31, 2014 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on January 6, 2015)

10.8	Second Amended and Restated Promissory Note (Revolver) in the principal amount of $9.0 Million. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on January 6, 2015)
10.9

Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on January 6, 2015)

10.10	Second Amended and Restated Promissory Note (Term) in the principal amount of $35.0 Million. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on January 6, 2015)
10.11

Amended and Restated Pledge and Security Agreement dated as of December 31, 2014 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on January 6, 2015)

10.12

Amended and Restated Continuing Guaranty dated of December 31, 2014 by (a) Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on January 6, 2015)

10.13

Waiver and Consent dated as of November 30, 2015 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.14 contained in the Company’s Form 10-K for the year ended December 31, 2015)

10.14+

Nuvera Communications, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015 for the Annual Meeting of Shareholders held on May 28, 2015

10.15+

Nuvera Communications, Inc. 2017 Omnibus Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 17, 2017 for the Annual Meeting of Shareholders held on May 25, 2017

10.16

Stock Purchase Agreement dated February 22, 2018 between and among Nuvera Communications, Inc., Scott-Rice Telephone Co. and Allstream Business u.s., LLC. (incorporated by reference to Exhibit 10.16 contained in the Company’s Form 10-K for the year ended December 31, 2017)

10.17

Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.1 contained in the Company’s Form 8-K filed on August 3, 2018)

10.18

Fourth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.2 contained in the Company’s Form 8-K filed on August 3, 2018)

10.19	Promissory Note (Revolver) in the principal amount of $10.0 Million. (incorporated by reference to Exhibit 10.3 contained in the Company’s Form 8-K filed on August 3, 2018)
10.20

Fifth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc. (incorporated by reference to Exhibit 10.4 contained in the Company’s Form 8-K filed on August 3, 2018)

10.21	Promissory Note (Term) in the principal amount of $64,550,000. (incorporated by reference to Exhibit 10.5 contained in the Company’s Form 8-K filed on August 3, 2018)
10.22

Second Amended and Restated Continuing Guaranty dated as of July 31, 2018 by (a) Nuvera Communications, Inc. in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.6 contained in the Company’s Form 8-K filed on August 3, 2018)

10.23

Second Amended and Restated Pledge and Security Agreement dated as of July 31, 2018 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB. (incorporated by reference to Exhibit 10.7 contained in the Company’s Form 8-K filed on August 3, 2018)

21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

 *Filed Herewith

 +Management compensation plan or arrangement required to be filed as an exhibit