Form 10-Q
period 2019-03-31
Nuvera Communications, Inc.
filed 2019-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 10, 2019: 5,181,249.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2019	2018
OPERATING REVENUES:
Local Service	$1,853,933	$1,327,217
Network Access	1,997,255	1,665,015
Video	2,989,037	2,309,398
Data	5,401,710	3,253,968
A-CAM/FUSF	2,738,373	1,948,451
Other Non-Regulated	992,110	1,109,137
Total Operating Revenues	15,972,418	11,613,186

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	2,856,628	2,016,904
Cost of Video	2,585,626	2,151,681
Cost of Data	597,307	548,303
Cost of Other Nonregulated Services	510,963	527,876
Depreciation and Amortization	3,036,325	2,255,848
Selling, General and Administrative	2,719,731	1,965,016
Total Operating Expenses	12,306,580	9,465,628

OPERATING INCOME	3,665,838	2,147,558

OTHER (EXPENSE) INCOME
Interest Expense	(937,821)	(286,935)
Interest Income	20,777	53,861
Interest During Construction	36,701	31,845
Loss on Investment	(104,044)	-
CoBank Patronage Dividends	403,786	290,895
Other Investment Income	98,512	54,541
Total Other Income (Expense)	(482,089)	144,207

INCOME BEFORE INCOME TAXES	3,183,749	2,291,765

INCOME TAXES	891,449	641,692

NET INCOME	$2,292,300	$1,650,073

BASIC AND DILUTED
NET INCOME PER SHARE	$0.44	$0.32

DIVIDENDS PER SHARE	$0.12	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING	5,177,255	5,161,468

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2019	2018

Net Income	$2,292,300	$1,650,073

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(161,903)	(5,599)
Income Tax Benefit Related to Unrealized
Losses on Interest Rate Swaps	46,207	1,599
Other Comprehensive Loss	(115,696)	(4,000)

Comprehensive Income	$2,176,604	$1,646,073

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2019	December 31, 2018

CURRENT ASSETS:
Cash	$5,280,890	$1,584,769
Receivables, Net of Allowance for Doubtful Accounts of $113,000 and $113,000	3,375,469	3,977,322
Income Taxes Receivable	-	305,751
Materials, Supplies, and Inventories	2,378,981	2,581,389
Prepaid Expenses and Other Current Assets	1,148,196	770,589
Total Current Assets	12,183,536	9,219,820

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	26,578,077	27,409,020
Other Investments	9,307,502	9,170,093
Deferred Charges and Other Assets	642,917	21,481
Total Investments and Other Assets	86,431,525	86,503,623

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	154,045,023	153,138,295
Other Property & Equipment	21,959,739	21,705,180
Video Plant	10,599,697	10,541,648
Total Property, Plant and Equipment	186,604,459	185,385,123
Less Accumulated Depreciation	122,843,136	120,877,227
Net Property, Plant & Equipment	63,761,323	64,507,896

TOTAL ASSETS	$162,376,384	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2019	December 31, 2018

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$5,662,757	$4,511,844
Accounts Payable	2,453,027	3,060,987
Accrued Income Taxes	248,698	-
Other Accrued Taxes	291,555	229,128
Deferred Compensation	54,707	55,201
Accrued Compensation	2,524,643	2,315,976
Other Accrued Liabilities	666,577	767,615
Total Current Liabilities	11,901,964	10,940,751

LONG-TERM DEBT, Net of Unamortized
Loan Fees	55,947,168	57,084,130

NONCURRENT LIABILITIES:
Loan Guarantees	314,502	254,383
Deferred Income Taxes	16,094,580	16,140,789
Other Accrued Liabilities	695,766	234,587
Financial Derivative Instruments	569,153	407,250
Deferred Compensation	567,061	573,971
Total Noncurrent Liabilities	18,241,062	17,610,980

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,181,249 and 5,175,258 Shares Issued and Outstanding	8,635,415	8,625,430
Accumulated Other Comprehensive Loss	(406,717)	(291,021)
Unearned Compensation	99,896	79,784
Retained Earnings	67,957,596	66,181,285
Total Stockholders' Equity	76,286,190	74,595,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,376,384	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,292,300	$1,650,073
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,061,386	2,270,643
Unrealized Losses on Investments	104,044	-
Undistributed Earnings of Other Equity Investments	(105,916)	(53,308)
Noncash Patronage Refund	(100,946)	(76,485)
Distributions from Equity Investments	100,000	-
Stock Issued in Lieu of Cash Payment	155,013	104,041
Stock-based Compensation	20,112	8,172
Changes in Assets and Liabilities:
Receivables	603,414	334,951
Income Taxes Receivable	305,751	-
Inventories	202,408	233,139
Prepaid Expenses	(417,593)	(372,503)
Deferred Charges	(48,900)	-
Accounts Payable	(145,163)	(726,693)
Accrued Income Taxes	248,698	331,629
Other Accrued Taxes	62,427	45,433
Other Accrued Liabilities	(5,289)	246,449
Deferred Compensation	(7,404)	(8,224)
Net Cash Provided by Operating Activities	6,324,342	3,987,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(2,312,530)	(1,706,729)
Grants Received for Construction of Plant	390,922	323,319
Other, Net	(74,472)	(53,000)
Net Cash Used in Investing Activities	(1,996,080)	(1,436,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(675,000)
Loan Origination Fees	(11,110)	-
Dividends Paid	(621,031)	(516,007)
Net Cash Used in Financing Activities	(632,141)	(1,191,007)

NET INCREASE IN CASH	3,696,121	1,359,900

CASH at Beginning of Period	1,584,769	1,842,092

CASH at End of Period	$5,280,890	$3,201,992

Supplemental cash flow information:
Cash paid for interest	$898,488	$267,358
Net cash paid for income taxes	$337,000	$310,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				20,112		20,112
Net Income					2,292,300	2,292,300
Dividends					(621,031)	(621,031)
Unrealized Loss on Interest Rate Swap			(115,696)			(115,696)

BALANCE on March 31, 2019	5,181,249	$8,635,415	$(406,717)	$99,896	$67,957,596	$76,286,190

	THREE MONTHS ENDED MARCH 31, 2018
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount
BALANCE on December 31, 2017	5,160,065	$8,600,108	$20,135	$13,620	$59,814,870	$68,448,733

Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				8,172		8,172
Net Income					1,650,073	1,650,073
Dividends					(516,007)	(516,007)
Unrealized Loss on Interest Rate Swap			(4,000)			(4,000)

BALANCE on March 31, 2018	5,164,274	$8,607,123	$16,135	$21,792	$61,012,632	$69,657,682

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $2,205,382 and $1,667,077 for the three months ended March 31, 2019 and 2018. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. As required by GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

As of March 31, 2019 and December 31, 2018 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2014 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2019 and December 31, 2018 we had no interest or penalties accrued that related to income tax matters.

Recent Accounting Developments

In August, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12 (ASU 2017-12), “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2019 and is applying the guidance to our hedging activities.

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

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method for open contracts. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. The Company did not have any material cumulative effect adjustments that would have affected its January 1, 2018 assets, liabilities or retained earnings. The adoption of this new standard by the Company resulted in additional disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgements and practical expedients used by the Company in applying the new five-step revenue model.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Voice services¹	$2,076,203	$1,570,217
Network access¹	2,046,026	1,723,215
Video ¹	2,986,386	2,305,609
Data ¹	4,968,280	2,882,865
Directory²	202,049	172,052
Other contracted revenue[3]	573,342	556,585
Other[4]	184,035	217,019

Revenue from customers	13,036,321	9,427,562

Subsidy and other revenue outside scope of ASC 606[5]	2,936,097	2,185,624

Total revenue	$15,972,418	$11,613,186

¹ Month-to-Month contracts billed and consumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

⁴ This includes CPE and other equipment sales.

⁵ This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the three months ended March 31, 2019, approximately 80.47% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.38% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.15% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended March 31, 2018, approximately 79.31% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.82% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.87% of total revenue was from other sources including CPE and equipment sales and installation.

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

The National Exchange Carriers Association (NECA) pools and redistributes the SLCs to various communication providers through the Connect America Fund (CAF). These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

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

With the acquisition of Scott-Rice Telephone Co. (Scott-Rice) on July 31, 2018, see Note 4 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the pools are based on nationwide average schedules.

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our companies receive funding from A-CAM.

When Nuvera originally elected A-CAM we received annually (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company used the annual $6.5 million that it received through the A-CAM program to meet our defined broadband build-out obligations, which the Company is current completing. These A-CAM payments replaced the Company’s former ICLS payments.

On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On May 23, 2018, the Company’s Board of Directors (BOD) authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company was entitled to annually receive (i) $489,870 for its Iowa operations, which was a $97,974 increase per year and (ii) $7,648,208 for its Minnesota operations, which was a $1,529,641 increase per year. The Company used the additional support that it received through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on May 24, 2018. The FCC accepted the Company’s letter on May 30, 2018. On August 31, 2018 the Company received approximately $3.12 million for the revised A-CAM support. This represented an 18-month true-up for support back to the original election date, and an increased monthly payment representing the new revised A-CAM support offer.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations, which was a $106,214 increase per year and (ii) $8,354,481 for its Minnesota operations, which was a $706,273 increase per year. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. The Company expects to receive a true-up for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer for the next ten years.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2019	March 31, 2019	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$11,466	$11,466	¹

Long-term contract assets	-	32,473	32,473	¹

Contract Liabilities:

Short-term contract liabilities	288,709	281,820	(6,889)	¹

Long-term contract liabilities	234,587	223,623	(10,964)	¹

Receivables:

Receivables accounted for under ASC 606	3,311,629	2,708,215	(603,414)	²

Subsidy Receivables not accounted for under ASC 606	678,174	678,174	-	³

¹ The difference is due to the timing of the contract billings and commissions.

² The decrease in accounts receivable is due to the timing of receipts.

³ This receivable is for A-CAM funding.

Contract Assets

Contract assets arise from costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. Sales commissions are capitalized when paid and are recorded as a contract asset. Sales commissions are then amortized monthly over the life of the contract as the contract obligations are satisfied.

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

Note 3 – Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements and established a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. This guidance was effective for us on January 1, 2019. We adopted the standard using the modified retrospective method which applied to leases that exist or were entered into on or after January 1, 2019. The Company elected to utilize the package of practical expedients that allows to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption and 3) not reassess initial direct costs for any existing leases. The ASU also requires disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

On January 1, 2019, upon adoption of ASU 2016-02, the Company recorded an Operating Lease ROU of $599,308, a short-term operating lease liability of $100,844 and a long-term operating lease liability of $498,464. The Company used an estimated incremental borrowing rate of 6%, which approximates our fixed CoBank, ACB (CoBank) borrowing rate to determine the inception present value at January 1, 2019. The terms of our leases range from two to seventeen years.

The following table includes the ROU and operating lease liabilities as of March 31, 2019.

Right of Use Asset	Balance March 31, 2019
Operating Lease right-of-use assets	$574,097

Operating Lease Liability	Balance March 31, 2019
Short-Term Operating Lease Liability	$101,954
Long-Term Operating Lease Liability	472,143
Total	$574,097

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance March 31, 2019
2019 (remaining)	$102,602
2020	108,309
2021	50,397
2022	50,397
2023	50,397
Thereafter	460,992
Total	823,094
Less Imputed interest	(248,997)
Present Value of Operating Leases	$574,097

We amortize or leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2019 was comprised of the following:

Three Months Ended March 31, 2019
Operating Lease Expense	$34,201

Note 4 – Acquisitions and Dispositions

Scott-Rice Telephone Co. Acquisition

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

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the three months ended March 31, 2019 and 2018 as if the acquisition had been completed on January 1, 2018. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Three Months Ended March 31,
	2019	2018

Revenue	$15,972,418	$15,338,582

Net Income	$2,292,300	$2,132,781

Basic and Diluted Net
Income Per Share	$0.44	$0.41

Note 5 – Fair Value Measurements

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

The fair value of our IRSA is discussed in Note 8 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - It is difficult to estimate a fair value for equity investments without a readily determinable fair value due to a lack of observable transaction prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2018. As of March 31, 2019, we believe the carrying value of our investments is not impaired.

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

Note 6 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $49,903,029 at March 31, 2019 and December 31, 2018.

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

The components of our identified intangible assets are as follows:

		March 31, 2019		December 31, 2018
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$20,569,615	$42,878,445	$19,820,843
Regulatory Rights	15 yrs	4,000,000	2,999,973	4,000,000	2,933,307
Trade Name	3-5 yrs	880,106	610,886	880,106	595,381
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$24,180,474	$50,758,551	$23,349,531

Net Identified Intangible Assets			$26,578,077		$27,409,020

Amortization expense related to the definite-lived intangible assets was $830,943 and $588,771 for the three months ended March 31, 2019 and 2018. Amortization expense for the remaining nine months of 2019 and the five years subsequent to 2019 is estimated to be:

•	(April 1 – December 31)	$2,492,828
•	2020	$3,323,771
•	2021	$2,323,726
•	2022	$1,952,376
•	2023	$1,660,295
•	2024	$1,623,654

Note 7 – Secured Credit Facility

On July 31, 2018, we entered into an Amended and Restated master loan agreement (MLA) with CoBank. This MLA refinanced and replaced the existing credit facility between CoBank and Nuvera and its subsidiaries. Nuvera and its respective subsidiaries also have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on July 31, 2025.

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to Co Bank at August 1, 2018. The swap effectively locks in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of March 31, 2019, our IRSA covered $15,273,050, with a weighted average rate of 6.02%. Our remaining debt of $57.0 million ($10.0 million available under the revolving credit facilities and $47.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.49%, as of March 31, 2019.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at March 31, 2019 is 2.37.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At March 31, 2019, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Note 8 – Interest Rate Swaps

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

To meet this objective, on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSA is determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2019, the fair value liability of the swap was $569,153, which has been recorded net of deferred tax benefit of $162,436, for the $406,717 in accumulated other comprehensive loss.

Note 9 – Other Investments

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018. As of March 31, 2019, we recorded a loss on one of our investments of $104,044 as required by ASU 2016-01.

Note 10 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, originally set to mature on September 30, 2021. As of March 31, 2019, we have recorded a liability of $314,502 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

On September 14, 2018, FiberComm, LC opened a new construction loan on which it may draw funds, up to $4 million, to complete the construction of a data center/carrier hotel in downtown Sioux City, Iowa. On March 31, 2019, the remaining balance of the existing ten-year loan, with an original maturity date of September 30, 2021, was combined with the amount of funds drawn on the new construction loan into one note, maturing on April 30, 2026. This new note is a seven-year note, utilizing a ten-year amortization schedule, with a balloon payment due in April 2026. Nuvera has guaranteed a 50% pro rata portion (existing 20% ownership) of the new construction loan.

Note 11 – Restricted Stock Units (RSU)

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

Starting in 2018, and each subsequent year following 2018, our BOD and Compensation Committee granted and will grant awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs’ which is determined by our BOD. Each executive officer received or will receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three year period. The ROIC target is set by the BOD. The executive officer must also be employed by the Company on the vesting date to receive the performance-based RSUs. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued or forfeited is as follows:

Restricted Stock Units Issued/(Forfeited)

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2016	-	-
Issued	6,077	-	$13.00	12/31/2019
Excercised	-	-
Forfeited	-	-
Balance at December 31, 2017	6,077	-
Issued	4,044	5,750	$17.00	12/31/2020
Excercised	-	-
Forfeited	(1,404)	(750)
Balance at December 31, 2018	8,717	5,000
Issued	3,172	4,781	$19.26	12/31/2021
Excercised	-	-
Forfeited	-	-
Balance at March 31, 2019	11,889	9,781

Note 12 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

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

Note 13– Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2019. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the discussion relating to commitments and contingencies.

Note 14 – Broadband Grants

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $850,486 of the $1,889,968 total project costs. The Company provided the remaining 55% matching funds. At March 31, 2019, the Company has received $765,465. These projects have been completed and final documentation was provided to the DEED office in October 2018. This project was completed below the awarded project costs.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have not received any funds for these projects as of March 31, 2019.

Note 15 – Subsequent Events

On April 15, 2019, the Company announced that its Chief Executive Officer Bill D. Otis will be retiring after 40 years with the Company. Mr. Otis will remain with the Company in his current role until a successor is named and then will provide consulting services to ensure a smooth and successful leadership transition. Mr. Otis intends to continue to serve on the BOD after the effective date of his retirement. See our 8-K filed with the SEC on April 15, 2019 for more information regarding Mr. Otis impending retirement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference.

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

Executive Summary

Highlights:

•      On November 24, 2017 DEED announced Nuvera as one of the companies that will receive state grants for broadband development. Nuvera received two of the thirty-nine grants announced by Lieutenant Governor Tina Smith. A total of $26.4 million was awarded by DEED with the aim of providing reliable, affordable high-speed internet to nearly 10,000 households, more than 2,000 businesses and more than 60 community institutions throughout the state. Nuvera was eligible to receive $736,598 of the $1,727,998, or 42.6%, of the total project costs to build fiber connections to homes and businesses in the rural areas of Hanska and White Rock. Construction on the projects began in the spring of 2018. Grant funds will be received by Nuvera as work progresses and costs are provided to the DEED. As of March 31, 2019, we have not yet received any funds for these projects.

•      On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Zayo for approximately $42 million in cash. Scott-Rice provides voice, video, and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera-Scott-Rice company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

•      On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. The Company expects to receive a true-up for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer for the next ten years.

•       Net income for the first quarter of 2019 totaled $2,292,300, which was a $642,227, or 38.92% increase compared to the first quarter of 2018. This increase was primarily due to the acquisition of Scott-Rice and increased A-CAM funding.

•      Consolidated revenue for the first quarter of 2019 totaled $15,972,418, which was a $4,359,232 or 37.54% increase compared to the first quarter of 2018. This increase was primarily due to the acquisition of Scott-Rice and increased A-CAM funding.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2019.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Without the acquisition of Scott-Rice, access line losses would have totaled 1,635 or 7.58% for the twelve months ended March 31, 2019 due to the reasons mentioned above. With the acquisition of Scott-Rice, access lines increased 4,808 or 22.29% for the twelve months ended March 31, 2019.

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

Financial results for the Communications Segment are included below:

Communications Segment

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$1,853,933	$1,327,217	$526,716	39.69%
Network Access	1,997,255	1,665,015	332,240	19.95%
Video	2,989,037	2,309,398	679,639	29.43%
Data	5,401,710	3,253,968	2,147,742	66.00%
A-CAM/FUSF	2,738,373	1,948,451	789,922	40.54%
Other	992,110	1,109,137	(117,027)	-10.55%
Total Operating Revenues	15,972,418	11,613,186	4,359,232	37.54%

Cost of Services, Excluding Depreciation and Amortization	6,550,524	5,244,764	1,305,760	24.90%
Selling, General and Administrative	2,719,731	1,965,016	754,715	38.41%
Depreciation and Amortization Expenses	3,036,325	2,255,848	780,477	34.60%
Total Operating Expenses	12,306,580	9,465,628	2,840,952	30.01%

Operating Income	$3,665,838	$2,147,558	$1,518,280	70.70%

Net Income	$2,292,300	$1,650,073	$642,227	38.92%

Capital Expenditures	$2,312,530	$1,706,729	$605,801	35.49%

Key metrics
Access Lines	26,383	21,575	4,808	22.29%
Video Customers	12,114	10,247	1,867	18.22%
Broadband Customers	25,943	16,648	9,295	55.83%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,853,933, which is $526,716 or 39.69% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,997,255, which is $332,240 or 19.95% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $2,989,037, which is $679,639 or 29.43% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,401,710, which is $2,147,742 or 66.00% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but had instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the company receives A-CAM support See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $2,738,373, which is $789,922 or 40.54% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the receipt of additional A-CAM funds through the additional A-CAM offer in 2018 and the addition of Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $992,110, which is $117,027 or 10.55% lower in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to a decrease in the sales and installation of CPE, partially offset by an increase due to the acquisition of Scott-Rice.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $6,550,524, which is $1,305,760 or 24.90% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,719,731, which is $754,715 or 38.41% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice.

Depreciation and Amortization

Depreciation and amortization was $3,036,325, which is $780,477 or 34.60% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,665,838, which is $1,518,280 or 70.70% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the acquisition of Scott-Rice.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $937,821, which is $650,886 or 226.84% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to higher outstanding debt balances associated with the new loan we obtained to finance the Scott-Rice acquisition.

Interest and dividend income was $20,777, which is $33,084 or 61.42% lower in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to a decrease in dividend income earned on our investments, partially offset by an increase in interest income earned on our increased cash balances.

Other income for the three months ended March 31, 2019 and 2018 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2019 was $403,786, compared to $290,895 allocated and received in 2018. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $98,512, which is $43,971 or 80.62% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $891,449, which is $249,757 or 38.92% higher in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due increase in operating income, partially offset by an increase in interest expense. The effective income tax rate for the three months ending March 31, 2018 and 2017 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $137,896,115 at March 31, 2019, reflecting 55.3% equity and 44.7% debt. This compares to a capital structure of $136,191,452 at December 31, 2018, reflecting 54.8% equity and 45.2% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.37 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2019 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2019 we had working capital surplus of $281,572. Also at March 31, 2019, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of March 31, 2019 was primarily the result of increased cash balances, partially offset by the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$6,324,342	$3,987,317
Investing activities	(1,996,080)	(1,436,410)
Financing activities	(632,141)	(1,191,007)
Increase in cash	$3,696,121	$1,359,900

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2019 was $6,324,342, compared to cash generated by operations of $3,987,317 in the first three months of 2018. The increase in cash flows from operating activities in 2019 was primarily due to increased net income and the timing of receivables, income taxes, accounts payable and other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2019 was $5,280,890, compared to $1,584,769 at December 31, 2018.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $1,996,080 during the first three months of 2019 compared to $1,436,410 for the first three months of 2018. Capital expenditures relating to on-going operations were $2,312,530 for the three months ended March 31, 2019, compared to $1,706,729 for the three months ended March 31, 2018. We expect total plant additions in 2019 to be approximately $13.6 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2019, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 was $632,141. This included loan origination fees of $11,110 and the distribution of $621,031 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2018 was $1,191,007. This included long-term debt repayments of $675,000 and the distribution of $516,007 of dividends to our stockholders.

Working Capital

We had working capital surplus (i.e. current assets minus current liabilities) of $281,572 as of March 31, 2019, with current assets of approximately $12.2 million and current liabilities of approximately $11.9 million, compared to a working capital deficit of $1,720,931 as of December 31, 2018. The ratio of current assets to current liabilities was 1.02 and 0.84 as of March 31, 2019 and December 31, 2018. The working capital surplus at March 31, 2019 was primarily the result of increased cash balances, partially offset by the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At March 31, 2019 and December 31, 2018 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.12 per share for the first quarter of 2019 and $0.10 per share for the first quarter of 2018, which totaled $621,031 for the first quarter of 2019 and $516,007 for the first quarter of 2018.

We expect to continue to pay quarterly dividends during 2019, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 7 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at March 31, 2019 is 2.37.

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

Long-Term Debt

See Note 7 – “Secured Credit Facility” for information pertaining to our long-term debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit

Number           Description

3.2                   Bylaws of Nuvera Communications, Inc.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 10, 2019	By /s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: May 10, 2019	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer