Form 10-Q
period 2019-06-30
Nuvera Communications, Inc.
filed 2019-08-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of August 9, 2019: 5,190,810.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
OPERATING REVENUES:
Local Service	$1,827,178	$1,300,386	$3,681,111	$2,627,603
Network Access	1,778,167	1,630,637	3,775,422	3,295,652
Video	3,048,826	2,406,803	6,037,863	4,716,201
Data	5,401,856	3,328,998	10,803,566	6,582,966
A-CAM/FUSF	3,365,229	1,958,979	6,103,602	3,907,430
Other Non-Regulated	1,047,115	1,082,638	2,039,225	2,191,775
Total Operating Revenues	16,468,371	11,708,441	32,440,789	23,321,627

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,017,078	2,084,011	5,873,706	4,100,915
Cost of Video	2,677,029	2,277,022	5,262,655	4,428,703
Cost of Data	576,486	588,205	1,173,793	1,136,508
Cost of Other Nonregulated Services	556,161	572,429	1,067,124	1,100,305
Depreciation and Amortization	3,013,579	2,280,354	6,049,904	4,536,202
Selling, General and Administrative	2,399,875	2,196,830	5,119,606	4,161,846
Total Operating Expenses	12,240,208	9,998,851	24,546,788	19,464,479

OPERATING INCOME	4,228,163	1,709,590	7,894,001	3,857,148

OTHER (EXPENSE) INCOME
Interest Expense	(894,568)	(286,004)	(1,832,389)	(572,939)
Interest/Dividend Income	90,281	87,656	111,058	141,517
Interest During Construction	39,381	36,913	76,082	68,758
Gain (Loss) on Investments	-	-	(104,044)	-
CoBank Patronage Dividends	-	-	403,786	290,895
Other Investment Income	89,405	90,680	187,917	145,221
Total Other Income (Expense)	(675,501)	(70,755)	(1,157,590)	73,452

INCOME BEFORE INCOME TAXES	3,552,662	1,638,835	6,736,411	3,930,600

INCOME TAXES	994,742	458,878	1,886,191	1,100,570

NET INCOME	$2,557,920	$1,179,957	$4,850,220	$2,830,030

BASIC AND DILUTED
NET INCOME PER SHARE	$0.49	$0.23	$0.94	$0.55

DIVIDENDS PER SHARE	$0.1300	$0.1200	$0.2500	$0.2200

WEIGHTED AVERAGE SHARES OUTSTANDING	5,187,623	5,171,597	5,182,439	5,166,532

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Net Income	$2,557,920	$1,179,957	$4,850,220	$2,830,030

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(318,978)	(22,579)	(480,881)	(28,178)
Income Tax Benefit Related to Unrealized Loss on Interest Rate Swaps	91,037	6,444	137,244	8,043
Other Comprehensive Loss:	(227,941)	(16,135)	(343,637)	(20,135)

Comprehensive Income	$2,329,979	$1,163,822	$4,506,583	$2,809,895

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2019	December 31, 2018

CURRENT ASSETS:
Cash	$7,184,154	$1,584,769
Receivables, Net of Allowance for Doubtful Accounts of $108,000 and $113,000	2,745,010	3,977,322
Income Taxes Receivable	-	305,751
Materials, Supplies, and Inventories	2,783,990	2,581,389
Prepaid Expenses and Other Current Assets	1,277,302	770,589
Total Current Assets	13,990,456	9,219,820

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	25,747,135	27,409,020
Other Investments	9,913,417	9,170,093
Deferred Charges and Other Assets	68,805	21,481
Total Investments and Other Assets	85,632,386	86,503,623

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	155,588,260	153,138,295
Other Property & Equipment	22,447,304	21,705,180
Video Plant	10,611,156	10,541,648
Total Property, Plant and Equipment	188,646,720	185,385,123
Less Accumulated Depreciation	125,009,555	120,877,227
Net Property, Plant & Equipment	63,637,165	64,507,896

TOTAL ASSETS	$163,260,007	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2019	December 31, 2018

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$5,661,645	$4,511,844
Accounts Payable	2,652,096	3,060,987
Accrued Income Taxes	425,440	-
Other Accrued Taxes	240,980	229,128
Deferred Compensation	54,213	55,201
Accrued Compensation	2,090,590	2,315,976
Other Accrued Liabilities	724,351	767,615
Total Current Liabilities	11,849,315	10,940,751

LONG-TERM DEBT, Net of Unamortized
Loan Fees	54,813,979	57,084,130

NONCURRENT LIABILITIES:
Loan Guarantees	340,538	254,383
Deferred Income Taxes	16,003,543	16,140,789
Other Accrued Liabilities	658,481	234,587
Financial Derivative Instruments	888,131	407,250
Deferred Compensation	550,681	573,971
Total Noncurrent Liabilities	18,441,374	17,610,980

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,190,810 and 5,175,258 Shares Issued and Outstanding	8,651,350	8,625,430
Accumulated Other Comprehensive Loss	(634,658)	(291,021)
Unearned Compensation	133,933	79,784
Retained Earnings	70,004,714	66,181,285
Total Stockholders' Equity	78,155,339	74,595,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,260,007	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,850,220	$2,830,030
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,100,238	4,565,791
Unrealized Losses on Investments	104,044	-
Undistributed Earnings of Other Equity Investments	(204,422)	(128,372)
Noncash Patronage Refund	(100,946)	(76,485)
Distributions from Equity Investments	200,000	200,000
Stock Issued in Lieu of Cash Payment	201,662	146,251
Stock-based Compensation	54,149	31,479
Changes in Assets and Liabilities:
Receivables	1,233,888	237,184
Income Taxes Receivable	305,751	(213,985)
Inventories	(202,601)	371,940
Prepaid Expenses	(413,410)	(203,881)
Deferred Charges	(48,900)	(33,370)
Accounts Payable	(197,775)	(1,035,071)
Accrued Income Taxes	425,440	(676,508)
Other Accrued Taxes	11,852	2,392
Other Accrued Liabilities	(393,642)	(135,992)
Deferred Compensation	(24,278)	(25,554)
Net Cash Provided by Operating Activities	11,901,270	5,855,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,119,328)	(3,003,545)
Grants Received for Construction of Plant	390,922	323,319
Other, Net	(106,959)	(53,000)
Net Cash Used in Investing Activities	(3,835,365)	(2,733,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,152,600)	(1,350,000)
Loan Origination Fees	(18,084)	-
Dividends Paid	(1,295,836)	(1,137,037)
Net Cash Used in Financing Activities	(2,466,520)	(2,487,037)

NET INCREASE (DECREASE) IN CASH	5,599,385	635,586

CASH at Beginning of Period	1,584,769	1,842,092

CASH at End of Period	$7,184,154	$2,477,678

Supplemental cash flow information:
Cash paid for interest	$1,803,485	$543,491
Net cash paid for income taxes	$1,155,000	$1,991,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED JUNE 30, 2019
			Accumulated Other Comprehensive Income (Loss)
	Common Stock
				Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2019	5,181,249	8,635,415	(406,717)	99,896	67,957,596	76,286,190

Director's Stock Plan	9,561	15,935			164,003	179,938
Restricted Stock Grant				34,037		34,037
Net Income					2,557,920	2,557,920
Dividends					(674,805)	(674,805)
Unrealized Loss on Interest Rate Swap			(227,941)			(227,941)

BALANCE on June 30, 2019	5,190,810	8,651,350	(634,658)	133,933	70,004,714	78,155,339

	THREE MONTHS ENDED JUNE 30, 2018
			Accumulated Other Comprehensive Income (Loss)
	Common Stock
				Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on March 31, 2018	5,164,274	8,607,123	16,135	21,792	61,012,632	69,657,682

Director's Stock Plan	10,984	18,307			181,602	199,909
Restricted Stock Grant				23,307		23,307
Net Income					1,179,957	1,179,957
Dividends					(621,030)	(621,030)
Unrealized Loss on Interest Rate Swap			(16,135)			(16,135)

BALANCE on June 30, 2018	5,175,258	8,625,430	-	45,099	61,753,161	70,423,690

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2019
			Accumulated Other Comprehensive Income (Loss)
	Common Stock
				Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Directors' Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				54,149		54,149
Net Income					4,850,220	4,850,220
Dividends					(1,295,836)	(1,295,836)
Unrealized Loss on Interest Rate Swap			(343,637)			(343,637)

BALANCE on June 30, 2019	5,190,810	$8,651,350	$(634,658)	$133,933	$70,004,714	$78,155,339

	SIX MONTHS ENDED JUNE 30, 2018
			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Unearned Compensation
					Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2017	5,160,065	$8,600,108	$20,135	$13,620	$59,814,870	$68,448,733

Directors' Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				31,479		31,479
Net Income					2,830,030	2,830,030
Dividends					(1,137,037)	(1,137,037)
Unrealized Loss on Interest Rate Swap			(20,135)			(20,135)

BALANCE on June 30, 2018	5,175,258	$8,625,430	$-	$45,099	$61,753,161	$70,423,690

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $4,388,019 and $3,358,661 for the six months ended June 30, 2019 and 2018. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2019 and December 31, 2018 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2014 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2019 and December 31, 2018 we had no interest or penalties accrued that related to income tax matters.

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

Note 2 – Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606),” which is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP. ASU 2014-09 provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Voice services¹	$2,046,301	$1,538,270
Network access¹	1,827,592	1,789,625
Video ¹	3,045,927	2,402,433
Data ¹	4,919,624	2,932,280
Directory²	202,829	178,773
Other contracted revenue[3]	586,962	593,422
Other[4]	274,413	206,325

Revenue from customers	12,903,648	9,641,128

Subsidy and other revenue outside scope of ASC 606[5]	3,564,723	2,067,313

Total revenue	$16,468,371	$11,708,441

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

For the three months ended June 30, 2019, approximately 76.69% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.67% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2018, approximately 80.58% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 17.66% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.76% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Voice services¹	$4,122,504	$3,108,487
Network access¹	3,873,618	3,512,840
Video ¹	6,032,313	4,708,042
Data ¹	9,887,904	5,815,145
Directory²	404,878	350,825
Other contracted revenue[3]	1,160,304	1,150,007
Other[4]	458,448	423,344

Revenue from customers	25,939,969	19,068,690

Subsidy and other revenue outside scope of ASC 606[5]	6,500,820	4,252,937

Total revenue	$32,440,789	$23,321,627

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

For the six months ended June 30, 2019, approximately 78.55% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.04% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.41% of total revenue was from other sources including CPE and equipment sales and installation.

For the six months ended June 30, 2018, approximately 79.95% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.24% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.81% of total revenue was from other sources including CPE and equipment sales and installation.

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

The National Exchange Carriers Association (NECA) pools and redistributes the SLCs to various communication providers through the Connect America Fund. These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

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

Interstate access rates are established by a nationwide pooling of companies known as the NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by interexchange carriers (IXC). We believe this trend will continue.

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

When Nuvera originally elected A-CAM we received annually (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company used the annual $6.5 million that it received through the A-CAM program to meet our defined broadband build-out obligations, which the Company is currently completing. These A-CAM payments replaced the Company’s former interstate common line support payments.

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

On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations, which was a $106,214 increase per year and (ii) $8,354,481 for its Minnesota operations, which was a $706,273 increase per year. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. In the second quarter of 2019, the Company received a true-up payment for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2019	June 30, 2019	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$22,797	$22,797	¹

Long-term contract assets	-	64,942	64,942	¹

Contract Liabilities:

Short-term contract liabilities	288,709	253,473	(35,236)	¹

Long-term contract liabilities	234,587	212,659	(21,928)	¹

Receivables:

Receivables accounted for under ASC 606	3,311,629	2,010,035	(1,301,594)	²

Subsidy Receivables not accounted for under ASC 606	678,174	745,880	67,706	³

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

Contract Liabilities

Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contracts.

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

The following table includes the ROU and operating lease liabilities as of June 30, 2019.

Right of Use Asset	Balance June 30, 2019
Operating Lease right-of-use assets	$548,886

Operating Lease Liability	Balance June 30, 2019
Short-Term Operating Lease Liability	$103,063
Long-Term Operating Lease Liability	445,823
Total	$548,886

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2019
2019 (remaining)	$68,401
2020	108,308
2021	50,397
2022	50,397
2023	50,397
Thereafter	460,992
Total	788,892
Less Imputed interest	(240,006)
Present Value of Operating Leases	$548,886

We amortize or leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and six months ended June 30, 2019 was $34,200 and $68,401.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with current standards. As a result, the fair value of the consideration paid, which consists of approximately $42 million in cash, has been allocated to the fair value of the assets and liabilities received. The allocation of the purchase price to Scott-Rice’s assets and liabilities has been based on estimates of fair values. Criteria have been established in ASC 805, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. Based upon our fair value allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $23,697,680, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $13,600,000. The estimated useful life of the customer relationship intangible is fifteen years.

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the three and six months ended June 30, 2019 and 2018, as if the acquisition had been completed on January 1, 2018. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$16,468,371	$15,454,221	$32,440,789	$30,792,803

Net Income	$2,557,920	$1,660,473	$4,850,220	$3,793,254

Basic and Diluted Net

Income Per Share	$0.49	$0.32	$0.94	$0.73

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

Other Financial Instruments

Other Investments - It is difficult to estimate a fair value for equity investments without a readily determinable fair value due to a lack of observable transaction prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2018. As of June 30, 2019, we believe the carrying value of our investments is not impaired.

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

Note 6 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $49,903,029 at June 30, 2019 and December 31, 2018.

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

The components of our identified intangible assets are as follows:

		June 30, 2019		December 31, 2018
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$21,318,385	$42,878,445	$19,820,843
Regulatory Rights	15 yrs	4,000,000	3,066,639	4,000,000	2,933,307
Trade Name	3-5 yrs	880,106	626,392	880,106	595,381
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$25,011,416	$50,758,551	$23,349,531

Net Identified Intangible Assets			$25,747,135		$27,409,020

Amortization expense related to the definite-lived intangible assets was $1,661,885 and $1,177,541 for the six months ended June 30, 2019 and 2018. Amortization expense for the remaining six months of 2019 and the five years subsequent to 2019 is estimated to be:

•	(July 1 – December 31)	$1,661,886
•	2020	$3,323,771
•	2021	$2,323,726
•	2022	$1,952,376
•	2023	$1,660,295
•	2024	$1,623,654

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to Co Bank at August 1, 2018. The swap effectively locks in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of June 30, 2019, our IRSA covered $14,984,900, with a weighted average rate of 6.02%. Our remaining debt of $56.1 million ($10.0 million available under the revolving credit facilities and $46.1 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.41%, as of June 30, 2019.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at June 30, 2019 is 2.16.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At June 30, 2019, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The fair value of the Company’s IRSA is determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At June 30, 2019, the fair value liability of the swap was $888,131, which has been recorded net of deferred tax benefit of $253,473, for the $634,658 in accumulated other comprehensive loss.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018. As of June 30, 2019, we recorded a loss on one of our investments of $104,044.

Note 10 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, originally set to mature on September 30, 2021. As of June 30, 2019, we have recorded a liability of $340,538 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

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

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted and will grant awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs’ which is determined by our BOD. Each executive officer received or will receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three year period. The ROIC target is set by the BOD. The executive officer must also be employed by the Company on the vesting date to receive the performance-based RSUs. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued or forfeited is as follows:

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2016	-	-
Issued	6,077	-	$13.00	12/31/2019
Excercised	-	-
Forfeited	-	-
Balance at December 31, 2017	6,077	-
Issued	4,044	5,750	$17.00	12/31/2020
Excercised	-	-
Forfeited	(1,404)	(750)
Balance at December 31, 2018	8,717	5,000
Issued	3,172	4,781	$19.26	12/31/2021
Excercised	-	-
Forfeited	-	-
Balance at June 30, 2019	11,889	9,781

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

Note 13 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2019. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the discussion relating to commitments and contingencies.

Note 14 – Broadband Grants

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $850,486 of the $1,889,968 total project costs. The Company provided the remaining 55% matching funds. At March 31, 2019, the Company has received $765,465. These projects were completed below the awarded project costs and final documentation was provided to the DEED office in October 2018.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have not received any funds for these projects as of June 30, 2019.

Note 15 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, in reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. These statements are typically preceded by the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “targets”, “projects”, “will”, “may”, “continues”, and “should”, and variations of these words and similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults.

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

•      On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. In the second quarter of 2019, the Company received a true-up payment for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer.

•         On April 15, 2019, the Company announced that its Chief Executive Officer Bill D. Otis will be retiring after 40 years with the Company. Mr. Otis will remain with the Company in his current role until a successor is named and then will provide consulting services to ensure a smooth and successful leadership transition. Mr. Otis intends to continue to serve on the BOD after the effective date of his retirement.

•      Net income for the second quarter of 2019 totaled $2,557,920, which was a $1,377,963, or 116.78% increase compared to the second quarter of 2018. This increase was primarily due to the acquisition of Scott-Rice and increased A-CAM funding.

•      Consolidated revenue for the second quarter of 2019 totaled $16,468,371, which was a $4,759,930 or 40.65% increase compared to the second quarter of 2018. This increase was primarily due to the acquisition of Scott-Rice and increased A-CAM funding.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2019.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Without the acquisition of Scott-Rice, access line losses would have totaled 1,098 or 5.25% for the twelve months ended June 30, 2019 due to the reasons mentioned above. With the acquisition of Scott-Rice, access lines increased 5,173 or 24.76% for the twelve months ended June 30, 2019.

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

Financial results for the Communications Segment are included below:

Communications Segment
	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$1,827,178	$1,300,386	$526,792	40.51%
Network Access	1,778,167	1,630,637	147,530	9.05%
Video	3,048,826	2,406,803	642,023	26.68%
Data	5,401,856	3,328,998	2,072,858	62.27%
A-CAM/FUSF	3,365,229	1,958,979	1,406,250	71.78%
Other Non-Regulated	1,047,115	1,082,638	(35,523)	-3.28%
Total Operating Revenues	16,468,371	11,708,441	4,759,930	40.65%

Cost of Services, Excluding Depreciation and Amortization	6,826,754	5,521,667	1,305,087	23.64%
Selling, General and Administrative	2,399,875	2,196,830	203,045	9.24%
Depreciation and Amortization Expenses	3,013,579	2,280,354	733,225	32.15%
Total Operating Expenses	12,240,208	9,998,851	2,241,357	22.42%

Operating Income	$4,228,163	$1,709,590	$2,518,573	147.32%

Net Income	$2,557,920	$1,179,957	$1,377,963	116.78%

Capital Expenditures	$1,806,797	$1,296,816	$509,981	39.33%

Certain historical numbers have been changed to conform to the current year's presentation.

Communications Segment
	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$3,681,111	$2,627,603	$1,053,508	40.09%
Network Access	3,775,422	3,295,652	479,770	14.56%
Video	6,037,863	4,716,201	1,321,662	28.02%
Data	10,803,566	6,582,966	4,220,600	64.11%
A-CAM/FUSF	6,103,602	3,907,430	2,196,172	56.21%
Other	2,039,225	2,191,775	(152,550)	-6.96%
Total Operating Revenues	32,440,789	23,321,627	9,119,162	39.10%

Cost of Services, Excluding Depreciation and Amortization	13,377,278	10,766,431	2,610,847	24.25%
Selling, General and Administrative	5,119,606	4,161,846	957,760	23.01%
Depreciation and Amortization Expenses	6,049,904	4,536,202	1,513,702	33.37%
Total Operating Expenses	24,546,788	19,464,479	5,082,309	26.11%

Operating Income	$7,894,001	$3,857,148	$4,036,853	104.66%

Net Income	$4,850,220	$2,830,030	$2,020,190	71.38%

Capital Expenditures	$4,119,328	$3,003,545	$1,115,783	37.15%

Key metrics
Access Lines	26,069	20,896	5,173	24.76%
Video Customers	12,028	10,088	1,940	19.23%
Broadband Customers	26,091	16,679	9,412	56.43%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,827,178, which is $526,792 or 40.51% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $3,681,111, which is $1,053,508 or 40.09% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,778,167, which is $147,530 or 9.05% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $3,775,422, which is $479,770 or 14.56% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $3,048,826, which is $642,023 or 26.68% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $6,037,863, which is $1,321,662 or 28.02% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,401,856, which is $2,072,858 or 62.27% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $10,803,566, which is $4,220,600 or 64.11% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but had instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the company receives A-CAM support. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $3,365,229, which is $1,406,250 or 71.78% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. A-CAM/FUSF support totaled $6,103,602, which is $2,196,172 or 56.21% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the receipt of additional A-CAM funds through the additional A-CAM offers in 2018 and 2019, and the addition of Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,047,115, which is $35,523 or 3.28% lower in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $2,039,225, which is $152,550 or 6.96% lower in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These decreases were primarily due to decreases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $6,826,754, which is $1,305,087 or 23.64% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $13,377,278, which is $2,610,847 or 24.25% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,399,875, which is $203,045 or 9.24% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $5,119,606, which is $957,760 or 23.01% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice.

Depreciation and Amortization

Depreciation and amortization was $3,013,579, which is $733,225 or 32.15% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $6,049,904, which is $1,513,702 or 33.37% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $4,228,163, which is $2,518,573 or 147.32% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Operating income was $7,894,001, which is $4,036,853 or 104.66% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to the acquisition of Scott-Rice.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $894,568, which is $608,564 or 212.78% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $1,832,389, which is $1,259,450 or 219.82% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to higher outstanding debt balances associated with the new loan we obtained to finance the Scott-Rice acquisition.

Interest and dividend income was $90,281, which is $2,625 or 2.99% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily due to an increase in dividend income earned on our investments. Interest and dividend income was $111,058, which is $30,459 or 21.52% lower in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily due to a decrease in dividend income earned on our investments due to the timing of those dividend payments.

Other income for the six months ended June 30, 2019 and 2018 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2019 was $403,786, compared to $290,895 allocated and received in 2018. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $89,405, which is $1,275 or 1.41% lower in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $187,917, which is $42,696 or 29.40% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $994,742, which is $535,864 or 116.78% higher in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and was $1,886,191, which is $785,621 or 71.38% higher in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were primarily due to increases in operating income, partially offset by increases in interest expense. The effective income tax rate for the six months ending June 30, 2019 and 2018 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $138,630,963 at June 30, 2019, reflecting 56.4% equity and 43.6% debt. This compares to a capital structure of $136,191,452 at December 31, 2018, reflecting 54.8% equity and 45.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.16 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2019 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2019 we had a working capital surplus of $2,141,141. Also, at June 30, 2019, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of June 30, 2019 was primarily the result of increased cash balances.

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

The following table summarizes our cash flow:

	Six Months Ended June 30
	2019	2018
Net cash provided by (used in):
Operating activities	$11,901,270	$5,855,849
Investing activities	(3,835,365)	(2,733,226)
Financing activities	(2,466,520)	(2,487,037)
Increase in cash	$5,599,385	$635,586

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2019 was $11,901,270, compared to cash generated by operations of $5,855,849 in the first six months of 2018. The increase in cash from operating activities in 2019 was primarily due to the acquisition of Scott-Rice.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2019 was $7,184,154 compared to $1,584,769 at December 31, 2018.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $3,835,365 for the first six months of 2019 compared to $2,733,226 for the first six months of 2018. Capital expenditures relating to on-going operations were $4,119,328 for the six months ended June 30, 2019 compared to $3,003,545 for the six months ended June 30, 2018. We expect total plant additions in 2019 to be approximately $13.6 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2019, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2019 was $2,466,520. This included long-term debt repayments of $1,152,600, loan origination fees of $18,084 and the distribution of $1,295,836 of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2018 was $2,487,037. This included long-term debt repayments of $1,350,000 and the distribution of $1,137,037 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $2,141,141 as of June 30, 2019, with current assets of approximately $14.0 million and current liabilities of approximately $11.9 million, compared to a working capital deficit of $1,720,931 as of December 31, 2018. The ratio of current assets to current liabilities was 1.18 and 0.84 as of June 30, 2019 and December 31, 2018. The working capital surplus at June 30, 2019 was primarily the result of increased cash balances. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At June 30, 2019 and December 31, 2018 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.13 per share for the second quarter of 2019 and $0.12 per share for the first quarter of 2019, which totaled $674,805 for the second quarter and $621,031 for the first quarter. We declared a quarterly dividend of $0.12 per share for the second quarter of 2018 and $0.10 per share for the first quarter of 2018, which totaled $621,030 for the second quarter and $516,007 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at June 30, 2019 is 2.16.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 9, 2019	By /s/ Bill D. Otis
Bill D. Otis, President and Chief Executive Officer

Dated: August 9, 2019	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer