Form 10-Q
period 2019-09-30
Nuvera Communications, Inc.
filed 2019-11-12
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2019

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

The total number of shares of the registrant’s common stock outstanding as of November 12, 2019: 5,185,323.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
OPERATING REVENUES:
Local Service	$1,785,759	$1,715,222	$5,466,870	$4,342,825
Network Access	1,817,673	1,810,625	5,593,095	5,106,277
Video	3,016,376	2,862,605	9,054,239	7,578,806
Data	5,446,845	4,594,458	16,250,411	11,177,424
A-CAM/FUSF	3,019,922	5,035,669	9,123,524	8,943,099
Other Non-Regulated	1,064,399	1,195,168	3,103,624	3,386,943
Total Operating Revenues	16,150,974	17,213,747	48,591,763	40,535,374

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,075,977	2,434,225	8,949,683	6,535,140
Cost of Video	2,652,377	2,484,591	7,915,032	6,913,294
Cost of Data	861,684	614,477	2,035,477	1,750,985
Cost of Other Nonregulated Services	543,643	581,184	1,610,767	1,681,489
Depreciation and Amortization	3,035,666	2,752,813	9,085,570	7,289,015
Selling, General and Administrative	2,690,342	3,066,792	7,809,948	7,228,638
Total Operating Expenses	12,859,689	11,934,082	37,406,477	31,398,561

OPERATING INCOME	3,291,285	5,279,665	11,185,286	9,136,813

OTHER (EXPENSE) INCOME
Interest Expense	(827,380)	(744,177)	(2,659,769)	(1,317,116)
Interest/Dividend Income	22,122	55,284	133,180	196,801
Interest During Construction	49,525	20,845	125,607	89,603
Gain (Loss) on Investments	-	-	(104,044)	-
CoBank Patronage Dividends	-	53,136	403,786	344,031
Other Investment Income	71,718	92,544	259,635	237,765
Total Other Income (Expense)	(684,015)	(522,368)	(1,841,605)	(448,916)

INCOME BEFORE INCOME TAXES	2,607,270	4,757,297	9,343,681	8,687,897

INCOME TAXES	730,035	1,332,034	2,616,226	2,432,604

NET INCOME	$1,877,235	$3,425,263	$6,727,455	$6,255,293

BASIC AND DILUTED
NET INCOME PER SHARE	$0.36	$0.66	$1.30	$1.21

DIVIDENDS PER SHARE	$0.1300	$0.1200	$0.3800	$0.3400

WEIGHTED AVERAGE SHARES OUTSTANDING	5,187,152	5,175,258	5,184,010	5,169,441

Certain historical numbers have been changed to conform to the current year's presentation. The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Net Income	$1,877,235	$3,425,263	$6,727,455	$6,255,293

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	108,133	(79,696)	(372,748)	(107,874)
Income Tax Benefit (Expense) Related to Unrealized Gains (Losses) on Interest Rate Swaps	(30,862)	22,745	106,382	30,788
Other Comprehensive Income (Loss):	77,271	(56,951)	(266,366)	(77,086)

Comprehensive Income	$1,954,506	$3,368,312	$6,461,089	$6,178,207

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2019	December 31, 2018

CURRENT ASSETS:
Cash	$5,440,822	$1,584,769
Receivables, Net of Allowance for Doubtful Accounts of $101,000 and $113,000	2,687,724	3,977,322
Income Taxes Receivable	-	305,751
Materials, Supplies, and Inventories	2,966,989	2,581,389
Prepaid Expenses and Other Current Assets	1,197,187	770,589
Total Current Assets	12,292,722	9,219,820

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	24,916,193	27,409,020
Other Investments	9,456,534	9,170,093
Right of Use Asset	1,655,034	-
Deferred Charges and Other Assets	55,048	21,481
Total Investments and Other Assets	85,985,838	86,503,623

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	159,550,168	153,138,295
Other Property & Equipment	22,791,450	21,705,180
Video Plant	10,679,363	10,541,648
Total Property, Plant and Equipment	193,020,981	185,385,123
Less Accumulated Depreciation	127,185,265	120,877,227
Net Property, Plant & Equipment	65,835,716	64,507,896

TOTAL ASSETS	$164,114,276	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2019		December 31, 2018

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$4,511,844
Accounts Payable	2,809,898	3,060,987
Accrued Income Taxes	495,476	-
Other Accrued Taxes	177,342	229,128
Deferred Compensation	53,719	55,201
Accrued Compensation	2,527,018	2,315,976
Other Accrued Liabilities	1,292,183	767,615
Total Current Liabilities	11,867,480	10,940,751

LONG-TERM DEBT, Net of Unamortized
Loan Fees	53,700,247	57,084,130

NONCURRENT LIABILITIES:
Loan Guarantees	330,029	254,383
Deferred Income Taxes	16,034,406	16,140,789
Other Accrued Liabilities	1,500,722	234,587
Financial Derivative Instruments	779,998	407,250
Deferred Compensation	534,281	573,971
Total Noncurrent Liabilities	19,179,436	17,610,980

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,185,323 and 5,175,258 Shares Issued and Outstanding	8,642,205	8,625,430
Accumulated Other Comprehensive Loss	(557,387)	(291,021)
Unearned Compensation	170,095	79,784
Retained Earnings	71,112,200	66,181,285
Total Stockholders' Equity	79,367,113	74,595,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,114,276	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,727,455	$6,255,293
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,159,487	7,339,962
Unrealized Losses on Investments	104,044	-
Undistributed Earnings of Other Equity Investments	(274,078)	(198,886)
Noncash Patronage Refund	(100,946)	(76,485)
Distributions from Equity Investments	200,000	200,000
Stock Issued in Lieu of Cash Payment	261,636	206,220
Stock-based Compensation	90,311	54,786
Changes in Assets and Liabilities:
Receivables	1,292,931	(1,205,378)
Income Taxes Receivable	305,751	-
Inventories	(385,600)	196,585
Prepaid Expenses	(393,269)	(85,150)
Deferred Charges	(36,900)	23,000
Accounts Payable	(622,853)	(85,501)
Accrued Income Taxes	495,476	61,541
Other Accrued Taxes	(51,786)	104,146
Other Accrued Liabilities	346,711	737,886
Deferred Compensation	(41,172)	(42,903)
Net Cash Provided by Operating Activities	17,077,198	13,485,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(7,939,722)	(4,647,162)
Grants Received for Construction of Plant	390,922	323,319
Purchase of Intangible	-	(283,689)
Purchase of Scott Rice Telephone Co., Net of Cash Acquired	-	(42,180,283)
Other, Net	(139,815)	(253,000)
Net Cash Used in Investing Activities	(7,688,615)	(47,040,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,457,800)	(27,575,000)
Issuance of Lone-Term Debt	-	64,550,000
Loan Origination Fees	-	(487,698)
Repurchase of Common Stock	(104,802)	-
Dividends Paid	(1,969,928)	(1,758,068)
Net Cash Provided by (Used in) Financing Activities	(5,532,530)	34,729,234

NET INCREASE IN CASH	3,856,053	1,173,535

CASH at Beginning of Period	1,584,769	1,842,092

CASH at End of Period	$5,440,822	$3,015,627

Supplemental cash flow information:
Cash paid for interest	$2,631,805	$1,153,798
Net cash paid for income taxes	$1,815,000	$2,371,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2019	5,190,810	8,651,350	(634,658)	133,933	70,004,714	78,155,339

Restricted Stock Grant				36,162		36,162
Repurchase of Common Stock	(5,487)	(9,145)			(95,657)	(104,802)
Net Income					1,877,235	1,877,235
Dividends					(674,092)	(674,092)
Unrealized Gain on Interest Rate Swap			77,271			77,271

BALANCE on September 30, 2019	5,185,323	8,642,205	(557,387)	170,095	71,112,200	79,367,113

	THREE MONTHS ENDED SEPTEMBER 30, 2018
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2018	5,175,258	8,625,430	-	45,099	61,753,161	70,423,690

Restricted Stock Grant				23,307		23,307
Net Income					3,425,263	3,425,263
Dividends					(621,031)	(621,031)
Unrealized Loss on Interest Rate Swap			(56,951)			(56,951)

BALANCE on September 30, 2018	5,175,258	8,625,430	(56,951)	68,406	64,557,393	73,194,278

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Directors' Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				90,311		90,311
Repurchase of Common Stock	(5,487)	(9,145)			(95,657)	(104,802)
Net Income					6,727,455	6,727,455
Dividends					(1,969,928)	(1,969,928)
Unrealized Loss on Interest Rate Swap			(266,366)			(266,366)

BALANCE on September 30, 2019	5,185,323	$8,642,205	$(557,387)	$170,095	$71,112,200	$79,367,113

	NINE MONTHS ENDED SEPTEMBER 30, 2018
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2017	5,160,065	$8,600,108	$20,135	$13,620	$59,814,870	$68,448,733

Directors' Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				54,786		54,786
Net Income					6,255,293	6,255,293
Dividends					(1,758,068)	(1,758,068)
Unrealized Loss on Interest Rate Swap			(77,086)			(77,086)

BALANCE on September 30, 2018	5,175,258	$8,625,430	$(56,951)	$68,406	$64,557,393	$73,194,278

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $6,592,743 and $5,332,415 for the nine months ended September 30, 2019 and 2018. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2019 and December 31, 2018 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2014 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2019 and December 31, 2018 we had no interest or penalties accrued that related to income tax matters.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Voice services¹	$2,008,878	$1,940,704
Network access¹	1,866,177	1,738,866
Video ¹	3,013,306	2,858,516
Data ¹	4,962,492	4,164,304
Directory²	219,655	205,789
Other contracted revenue³	589,061	643,450
Other[4]	267,023	317,417

Revenue from customers	12,926,592	11,869,046

Subsidy and other revenue outside scope of ASC 606[5]	3,224,382	5,344,701

Total revenue	$16,150,974	$17,213,747

¹ Month-to-Month contracts billed and cosumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[4] This includes CPE and other equipment sales.

[5] This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the three months ended September 30, 2019, approximately 78.38% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.97% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.65% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended September 30, 2018, approximately 67.11% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 31.05% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.84% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Voice services¹	$6,131,382	$5,049,191
Network access¹	5,739,795	5,251,706
Video ¹	9,045,619	7,566,558
Data ¹	14,850,396	9,979,449
Directory²	624,533	556,614
Other contracted revenue³	1,749,365	1,793,457
Other[4]	725,471	740,761

Revenue from customers	38,866,561	30,937,736

Subsidy and other revenue outside scope of ASC 606[5]	9,725,202	9,597,638

Total revenue	$48,591,763	$40,535,374

¹ Month-to-Month contracts billed and cosumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[4] This includes CPE and other equipment sales.

[5] This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the nine months ended September 30, 2019, approximately 78.49% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.02% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.49% of total revenue was from other sources including CPE and equipment sales and installation.

For the nine months September 30, 2018, approximately 74.49% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 23.68% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.83% of total revenue was from other sources including CPE and equipment sales and installation.

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

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	January 1, 2019	September 30, 2019	Increase/ (Decrease)

Contract Assets:

Short-term contract assets	$-	$34,131	$34,131	¹

Long-term contract assets	-	97,652	97,652	¹

Contract Liabilities:

Short-term contract liabilities	288,709	473,269	184,560	¹

Long-term contract liabilities	234,587	276,109	41,522	¹

Receivables:

Receivables accounted for under ASC 606	3,311,629	1,950,992	(1,360,637)	²

Subsidy Receivables not accounted for under ASC 606	678,174	745,880	67,706	³

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

The following table includes the ROU and operating lease liabilities as of September 30, 2019.

Right of Use Asset	Balance September 30, 2019	Balance January 1,2019
Operating Lease right-of-use assets	$1,655,034	$599,308

Operating Lease Liability	Balance September 30, 2019	Balance January 1, 2019
Short-Term Operating Lease Liability	$427,306	$100,844
Long-Term Operating Lease Liability	1,224,612	498,464
Total	$1,651,918	$599,308

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance September 30, 2019
2019 (remaining)	$131,292
2020	496,672
2021	286,262
2022	272,399
2023	272,399
Thereafter	571,993
Total	2,031,017
Less Imputed interest	(379,099)
Present Value of Operating Leases	$1,651,918

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and nine months ended September 30, 2019 was $226,357 and $294,758.

Note 4 – Acquisitions and Dispositions

Scott-Rice Acquisition

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. Scott-Rice provides phone, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko New Market, Minnesota. The combined Nuvera/Scott-Rice Company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

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

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the three and nine months ended September 30, 2019 and 2018, as if the acquisition had been completed on January 1, 2018. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$16,150,974	$18,411,062	$48,591,763	$49,203,865

Net Income	$1,877,235	$3,074,655	$6,727,455	$6,867,910

Basic and Diluted Net

Income Per Share	$0.36	$0.60	$1.30	$1.33

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

We have entered into interest rate swap agreements (IRSAs) with our lender, CoBank, to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as a cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs are discussed in Note 8 – “Interest Rate Swaps”. The fair value of our swap agreements were determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - It is difficult to estimate a fair value for equity investments without a readily determinable fair value due to a lack of observable transaction prices. We conducted an evaluation of our investments in all of our companies in connection with the preparation of our audited financial statements at December 31, 2018. As of September 30, 2019, we believe the carrying value of our investments is not impaired.

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

Note 6 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $49,903,029 at September 30, 2019 and December 31, 2018.

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

The components of our identified intangible assets are as follows:

		September 30, 2019		December 31, 2018
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$22,067,156	$42,878,445	$19,820,843
Regulatory Rights	15 yrs	4,000,000	3,133,305	4,000,000	2,933,307
Trade Name	3-5 yrs	880,106	641,897	880,106	595,381
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$25,842,358	$50,758,551	$23,349,531

Net Identified Intangible Assets			$24,916,193		$27,409,020

Amortization expense related to the definite-lived intangible assets was $2,492,827 and $1,956,600 for the nine months ended September 30, 2019 and 2018. Amortization expense for the remaining three months of 2019 and the five years subsequent to 2019 is estimated to be:

•	(October 1 – December 31)	$830,944
•	2020	$3,323,771
•	2021	$3,323,726
•	2022	$1,952,376
•	2023	$1,660,295
•	2024	$1,623,654

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to Co Bank at August 1, 2018. The swap effectively locks in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of September 30, 2019, our IRSA covered $14,696,750, with a weighted average rate of 6.02%.

As described in Note 8 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of September 30, 2019, our IRSA covered $41,192,367, with a weighted average rate of 4.25%.

Our remaining debt of $12.9 million ($10.0 million available under the revolving credit facilities and $2.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 5.02%, as of September 30, 2019.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2019 is 2.24.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At September 30, 2019, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rate plus the contractual LIBOR margin then in effect with respect to the loan, without reflecting our IRSAs. At the end of each calendar month, CoBank adjusts our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

Our IRSAs under our credit facilities both qualify as cash flow hedges for accounting purposes under GAAP. We reflect the effect of these hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSAs are determined based on valuations received from CoBank and are based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2019, the fair value liability of these swaps was $779,998, which has been recorded net of deferred tax benefit of $222,611, resulting in the $557,387 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2019, we recorded a loss on one of our investments of $104,044.

Note 10 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, originally set to mature on September 30, 2021. As of September 30, 2019, we have recorded a liability of $330,029 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

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

RSUs currently issued or forfeited is as follows:

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2016	-	-
Issued	6,077	-	$13.00	12/31/2019
Excercised	-	-
Forfeited	-	-
Balance at December 31, 2017	6,077	-
Issued	4,044	5,750	$17.00	12/31/2020
Excercised	-	-
Forfeited	(1,404)	(750)
Balance at December 31, 2018	8,717	5,000
Issued	3,172	4,781	$19.26	12/31/2021
Issued	1,417	2,833	$20.00	12/31/2022
Excercised	-	-
Forfeited	-	-
Balance at September 30, 2019	13,306	12,614

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

Note 13 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2019. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the discussion relating to commitments and contingencies.

Note 14 – Broadband Grants

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $850,486 of the $1,889,968 total project costs. The Company provided the remaining 55% matching funds. As of September 30, 2019, the Company has received $765,465. These projects were completed below the awarded project costs and final documentation was provided to the DEED office in October 2018.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have not received any funds for these projects as of September 30, 2019.

Note 15 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Issuer Purchases of Equity Securities

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases can be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1 - 31, 2019	-	$-	$-
August 1 - 31, 2019	5,487	$19.10	$3,895,198
September 1 - 30, 2019	-	$-	$-
Total July 1 - September 30, 2019	5,487	$19.10	$3,895,198

(1) The total number of shares purchased includes: (i) shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our networks. We also require capital to maintain our networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our network and our telephone equipment customers; pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

Executive Summary

Highlights:

•        On August 29, 2019, the Company entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

•        On August 27, 2019, the Company announced that it had hired Glenn H. Zerbe as Chief Executive Officer (CEO) of the Company effective Tuesday, September 3, 2019. Mr. Zerbe most recently served as Vice President of Sales for Frontier Communications Corporation, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe replaced former CEO Bill D. Otis who announced his retirement on April 15, 2019. Mr. Otis will remain with the Company and will provide consulting services to ensure a smooth and successful leadership transition. Mr. Otis will also continue to serve on the BOD after the effective date of his retirement.

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

•      On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Zayo for approximately $42 million in cash. Scott-Rice provides voice, video, and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko New Market, Minnesota. The combined Nuvera-Scott-Rice company has approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

•      Net income for the third quarter of 2019 totaled $1,877,235, which was a $1,548,028, or 45.19% decrease compared to the third quarter of 2018. This decrease was primarily due to the receipt of a true-up in A-CAM funding in the third quarter of 2018, partially offset by the acquisition of Scott-Rice.

•      Consolidated revenue for the third quarter of 2019 totaled $16,150,974, which was a $1,062,773 or 6.17% decrease compared to the third quarter of 2018. This decrease was primarily due to the receipt of a true-up in A-CAM funding in the third quarter of 2018, partially offset by the acquisition of Scott-Rice.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2019.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from cable television providers (CATV), Voice over Internet Protocol (VoIP) providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,836 or 6.71% for the twelve months ended September 30, 2019 due to the reasons mentioned above.

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

Financial results for the Communications Segment are included below:

Communications Segment
	Three Months Ended September 30,
	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$1,785,759	$1,715,222	$70,537	4.11%
Network Access	1,817,673	1,810,625	7,048	0.39%
Video	3,016,376	2,862,605	153,771	5.37%
Data	5,446,845	4,594,458	852,387	18.55%
A-CAM/FUSF	3,019,922	5,035,669	(2,015,747)	-40.03%
Other Non-Regulated	1,064,399	1,195,168	(130,769)	-10.94%
Total Operating Revenues	16,150,974	17,213,747	(1,062,773)	-6.17%

Cost of Services, Excluding Depreciation and Amortization	7,133,681	6,114,477	1,019,204	16.67%
Selling, General and Administrative	2,690,342	3,066,792	(376,450)	-12.28%
Depreciation and Amortization Expenses	3,035,666	2,752,813	282,853	10.28%
Total Operating Expenses	12,859,689	11,934,082	925,607	7.76%

Operating Income	$3,291,285	$5,279,665	$(1,988,380)	-37.66%

Net Income	$1,877,235	$3,425,263	$(1,548,028)	-45.19%

Capital Expenditures	$3,820,394	$1,643,617	$2,176,777	132.44%

Certain historical numbers have been changed to conform to the current year's presentation.

Communications Segment
	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$5,466,870	$4,342,825	$1,124,045	25.88%
Network Access	5,593,095	5,106,277	486,818	9.53%
Video	9,054,239	7,578,806	1,475,433	19.47%
Data	16,250,411	11,177,424	5,072,987	45.39%
A-CAM/FUSF	9,123,524	8,943,099	180,425	2.02%
Other	3,103,624	3,386,943	(283,319)	-8.37%
Total Operating Revenues	48,591,763	40,535,374	8,056,389	19.87%

Cost of Services, Excluding Depreciation and Amortization	20,510,959	16,880,908	3,630,051	21.50%
Selling, General and Administrative	7,809,948	7,228,638	581,310	8.04%
Depreciation and Amortization Expenses	9,085,570	7,289,015	1,796,555	24.65%
Total Operating Expenses	37,406,477	31,398,561	6,007,916	19.13%

Operating Income	$11,185,286	$9,136,813	$2,048,473	22.42%

Net Income	$6,727,455	$6,255,293	$472,162	7.55%

Capital Expenditures	$7,939,722	$4,647,162	$3,292,560	70.85%

Key metrics
Access Lines	25,528	27,364	(1,836)	-6.71%
Video Customers	11,735	12,372	(637)	-5.15%
Broadband Customers	26,277	25,694	583	2.27%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,785,759, which is $70,537 or 4.11% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $5,466,870, which is $1,124,045 or 25.88% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,817,673, which is $7,048 or 0.39% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $5,593,095, which is $486,818 or 9.53% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $3,016,376, which is $153,771 or 5.37% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $9,054,239, which is $1,475,433 or 19.47% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,446,845, which is $852,387 or 18.55% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $16,250,411, which is $5,072,987 or 45.39% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but had instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the company receives A-CAM support. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $3,019,922, which is $2,015,747 or 40.03% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to the Company receiving a true-up in A-CAM funding in the third quarter of 2018. A-CAM/FUSF support totaled $9,123,524, which is $180,425 or 2.02% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increased A-CAM funding through the prior A-CAM offers and the addition of Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,064,399, which is $130,769 or 10.94% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $3,103,624, which is $283,319 or 8.37% lower in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These decreases were primarily due to decreases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,133,681, which is $1,019,204 or 16.67% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $20,510,959, which is $3,630,051 or 21.50% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,690,342, which is $376,450 or 12.28% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease is primarily due to the one-time Scott-Rice acquisition costs in the third quarter of 2018. Selling, general and administrative expenses were $7,809,948, which is $581,310 or 8.04% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to the acquisition of Scott-Rice.

Depreciation and Amortization

Depreciation and amortization was $3,035,666, which is $282,853 or 10.28% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $9,085,570, which is $1,796,555 or 24.65% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to the acquisition of Scott-Rice assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,291,285, which is $1,988,380 or 37.66% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to the Company receiving a true-up in A-CAM funding in the third quarter of 2018, partially offset by the acquisition of Scott-Rice. Operating income was $11,185,286, which is $2,048,473 or 22.42% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to the acquisition of Scott-Rice.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $827,380, which is $83,203 or 11.18% higher in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $2,659,769, which is $1,342,653 or 101.94% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily due to higher outstanding debt balances in connection with our new credit facility with CoBank that the Company used to purchase Scott-Rice in the third quarter of 2018.

Interest and dividend income was $22,122, which is $33,162 or 59.98% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $133,180, which is $63,621 or 32.33% lower in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These decreases were primarily due to a decrease in dividend income earned on our investments due to the timing of those dividend payments.

Other income for the nine months ended September 30, 2019 and 2018 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2019 was $403,786, compared to $344,031 allocated and received in 2018. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $71,718, which is $20,826 or 22.50% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and was $259,635, which is $21,870 or 9.20% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $730,035, which is $601,999 or 45.19% lower in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to a decrease in operating income and an increase in interest expense. Income tax expense was $2,616,226, which is $183,622 or 7.55% higher in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increases in operating income, partially offset by increases in interest expense. The effective income tax rate for the nine months ending September 30, 2019 and 2018 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $137,579,204 at September 30, 2019, reflecting 57.7% equity and 42.3% debt. This compares to a capital structure of $136,191,452 at December 31, 2018, reflecting 54.8% equity and 45.2% debt. In the telecommunications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.24 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2019 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2019 we had a working capital surplus of $425,242. Also, at September 30, 2019, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of September 30, 2019 was primarily the result of increased cash balances.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$17,077,198	$13,485,116
Investing activities	(7,688,615)	(47,040,815)
Financing activities	(5,532,530)	34,729,234
Increase in cash	$3,856,053	$1,173,535

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2019 was $17,077,198, compared to cash generated by operations of $13,485,116 in the first nine months of 2018. The increase in cash from operating activities in 2019 was primarily due to the acquisition of Scott-Rice.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2019 was $5,440,822 compared to $1,584,769 at December 31, 2018.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities was $7,688,615 for the first nine months of 2019 compared to $47,040,815 for the first nine months of 2018. Capital expenditures relating to on-going operations were $7,939,722 for the nine months ended September 30, 2019 compared to $4,647,162 for the nine months ended September 30, 2018. We expect total plant additions in 2019 to be approximately $13.6 million, net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2019, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows (Used in)/Provided By Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 was $5,532,530. This included long-term debt repayments of $3,457,800, the repurchase of common stock of $104,802 and the distribution of $1,969,928 of dividends to our stockholders. Cash provided by financing activities for the nine months ended September 30, 2018 was $34,729,234. This included long-term debt repayments of $27,575,000, issuance of long-term debt of $64,550,000, loan origination fees of 487,698 and the distribution of $1,758,068 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $425,242 as of September 30, 2019, with current assets of approximately $12.3 million and current liabilities of approximately $11.9 million, compared to a working capital deficit of $1,720,931 as of December 31, 2018. The ratio of current assets to current liabilities was 1.04 and 0.84 as of September 30, 2019 and December 31, 2018. The working capital surplus at September 30, 2019 was primarily the result of increased cash balances. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

At September 30, 2019 and December 31, 2018 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.13 per share for the second and third quarters of 2019 and $0.12 per share for the first quarter of 2019, which totaled $674,092 for the third quarter, $674,805 for the second quarter and $621,031 for the first quarter. We declared a quarterly dividend of $.12 per share for the second and third quarters of 2018 and $.10 per share for the first quarter of 2018, which totaled approximately $621,030 per quarter for both the second and third quarters, and $516,007 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2019 is 2.24.

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

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our CEO and Chief Financial Officer have concluded, as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVERA COMMUNICATIONS, INC.

Dated: November 12, 2019	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 12, 2019	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer