Form 10-K
period 2019-12-31
Nuvera Communications, Inc.
filed 2020-03-16
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,411,706. This calculation is based upon the closing price of $18.60 of the stock on June 28, 2019, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2020, the registrant had 5,179,866 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days of the registrant’s fiscal year ended December 31, 2019.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “should,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors (BOD) has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer (CEO), chief financial officer and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the 2020 Proxy Statement and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 114 years of experience in the local telephone exchange and communications business. We operate in one principal business segment: the Communications Segment.

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

Recent Business Developments

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo Group Holdings, Inc. (Zayo) for approximately $42 million in cash. Scott-Rice provides voice, video and Internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera/Scott-Rice Company had approximately 66,000 connections. Nuvera financed the acquisition with its principal lender CoBank, ACB (CoBank). Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

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

       ▪  Western Telephone Company, a wholly-owned subsidiary of Nuvera;

●  CLECs:

    ▪  Nuvera, located in Redwood Falls, Minnesota; and

    ▪  Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●  Our investments and interests in several of the following entities include some management responsibilities:

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

The Communications Segment operates the following ILECs: Nuvera, HTC, PTC, Scott-Rice, SETC and WTC and two CLECs located in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. Nuvera, HTC, Scott-Rice, SETC and WTC are independent telephone companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent telephone company that is regulated by the Iowa Utilities Board at the state level. Our two CLECs are currently not under the same level of regulatory oversight as our ILECs. As of December 31, 2019 we served 25,159 access lines in the Minnesota communities of Bellechester, Courtland, Elko, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Elko, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 11,635 customers.

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

We receive the majority of our revenues through the following sources:

Local Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our VoIP digital phone service is also available as an alternative to the traditional telephone line.

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

Alternative Connect America Cost Model (A-Cam)/Federal Universal Service Fund (FUSF) – Prior to 2017, we received FUSF funding from the FCC. FUSF funding was established to overcome geographical differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former legacy support. Nuvera will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations. See below for a discussion regarding A-CAM and FUSF.

With the acquisition of Scott-Rice on July 31, 2018, see Note 4 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM. Scott-Rice’s settlements from the National Exchange Carriers Association (NECA) pools are based on nationwide average schedules.

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

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customers place a value on the fact that we are a local company whose goal is to meet their total communications needs. The success of this vision depends on the following strategies:

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

Access rates are filed with the regulatory commissions in Minnesota and Iowa.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2019, communications network access revenue represented 11.7% of our operating revenue, down from 12.6% for the year ended December 31, 2018. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

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

For the year ended December 31, 2019, we received an aggregate of $3,212,066 from FUSF, consisting of $1,696,443 of CAF support and $1,498,644 of Broadband Loop Support. In addition, we received $16,979 in true-ups for prior year disbursements from the Federal common line support funding mechanism. Our net FUSF in 2019 comprised 4.9% of our total revenue for the year.  For the year ended December 31, 2018, we received an aggregate of $1,919,884 from FUSF, consisting of $1,475,748 of CAF support and $411,955 of Broadband Loop Support. In addition, we received $32,181 in true-ups to prior year disbursements from the Federal common line support funding mechanism. Our net FUSF in 2018 comprised 3.4% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

From January 1, 2017 through July 31, 2018 we did not receive funding from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs as described above, but instead, elected to receive funding based on the A-CAM as described below.

With the acquisition of Scott-Rice on July 31, 2018, see Note 4 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules.

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focused on the rate-of-return carriers, announced specific changes to existing funding mechanisms as well as a new funding mechanism, and provided rural communications providers with greater certainty about future support.

One of the major changes introduced by the 2016 Order was the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chose to continue relying on the legacy support mechanism known as interstate common line support (ICLS), but then modified and renamed CAF Broadband Loop Support (CAF-BLS). Each carrier needed to decide which support mechanism to elect, and must have chosen one or the other, per state.

In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. Nuvera was eligible to receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of Nuvera’s election, the FCC had not yet determined the final award numbers.

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

We operate fiber networks which we own for fiber network access. At December 31, 2019, our fiber-optic network consisted of approximately 1,839 route miles, including 869 transport route miles and 970 local route miles.

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

Employees

As of March 1, 2020 we had 187 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2020 we had an additional 10 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for the operation of our business but not material to the operation of our business.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2020, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and Chief Executive Officer	54
	– Nuvera

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer	63
	and Corporate Secretary – Nuvera

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	53
	– Nuvera

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, Chief Operating Officer and Corporate Secretary; and Mr. Kawlewski, Chief Financial Officer and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Zerbe has been President and CEO since September of 2019. Prior to that time, he served as Vice President of Sales for Frontier Communications Corporation until March 2019, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe serves as Chairman of the Board for IES and BBV, all equity subsidiaries of ours. In addition, Mr. Zerbe serves on the Board of Governors of SMB and FiberComm, LC, also equity subsidiaries of ours.

Ms. Bornhoft has been Vice President, Chief Operating Officer and Corporate Secretary since 1998. Ms. Bornhoft has been employed with the Company since 1990. Ms. Bornhoft serves as a board member for BBV, in addition to serving as President for both IES and BBV, both equity subsidiaries of ours.

Mr. Kawlewski has been Chief Financial Officer and Treasurer since 2009. Mr. Kawlewski also serves as the Treasurer for IES and BBV, both equity subsidiaries of ours.

Item 1A.          Risk Factors.

Not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.   Properties

Our business is primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2019, our gross property, plant and equipment totaled $197,664,608 (net balance of $68,059,032).

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

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 8 – “Long-Term Debt” for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Business Description and Summary Of Significant Accounting Policies” and Note 5 – “Property, Plant and Equipment” for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

Item 3.   Legal Proceedings

Other than routine litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2020 there were 1,277 registered stockholders and approximately 896 beneficial owners of Nuvera stock.

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Issuer Purchases of Equity Securities

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases can be made from time to time using a variety of methods, including through open market purchase or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1 - September 30, 2019	5,487	$19.10	$3,895,198
October 1 - December 31, 2019	504	$18.50	$3,885,874
January 1 - March 31, 2020	13,496	$17.68	$3,647,263
Total July 1 - March 31, 2020	19,487

(1) The total number of shares purchased includes: shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

Dividends and Restrictions

We declared a quarterly dividend of $0.13 per share for the second, third and fourth quarters of 2019 and $0.12 per share for the first quarter of 2019, which totaled $674,092 per quarter for the third and fourth quarters, $674,805 for the second quarter and $621,031 for the first quarter. We declared a quarterly dividend of $0.12 per share for the second, third and fourth quarters of 2018 and $0.10 per share for the first quarter of 2018, which totaled $621,032 for the fourth quarter, $621,030 per quarter for the second and third quarters and $516,007 for the first quarter. A quarterly cash dividend of $0.13 per share will be paid on March 16, 2020 to stockholders of record at the close of business on March 5, 2020.

We expect to continue to pay quarterly dividends during 2020, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 7 – “Long-Term Debt” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2019 is 2.18.

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

Executive Summary

Highlights:

•     On August 29, 2019, the Company entered into a second interest rate swap agreement (IRSA) with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

•     On August 27, 2019, the Company announced that it had hired Glenn H. Zerbe as CEO of the Company effective Tuesday, September 3, 2019. Mr. Zerbe most recently served as Vice President of Sales for Frontier Communications Corporation, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe replaced former CEO Bill D. Otis who announced his retirement on April 15, 2019. Mr. Otis’s actual retirement date was effective December 31, 2019. Mr. Otis will continue to provide consulting services to ensure a smooth and successful leadership transition. Mr. Otis will also continue to serve on the BOD after the effective date of his retirement. The Company recognized approximately $1.06 million of one-time expenses associated with the transition of the new CEO and payments to a former executive officer in 2019.

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

•     On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Zayo for approximately $42 million in cash. Scott-Rice provides voice, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage, Elko and New Market, Minnesota. The combined Nuvera-Scott-Rice company had approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

•     Effective June 4, 2018, New Ulm Telecom, Inc. changed its name to Nuvera Communications, Inc. The Company had announced the pending name change at its 2018 Annual Meeting of Shareholders held on May 24, 2018. Concurrent with the June 4, 2018 name change, the ticker symbol for the Company’s common stock on the OTCQB Marketplace became NUVR.

•     Net income in 2019 totaled $8,329,979, which was a $566,060, or 7.3% increase compared to 2018. This increase was primarily due to increased operating revenue, partially offset by increased operating expenses, all of which are described below.

•     Consolidated revenue for 2019 totaled $64,941,341, which was an $8,586,643 or 15.2% increase compared to 2018. This increase was primarily due to the acquisition of Scott-Rice and the receipt of additional A-CAM funding support, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2020.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,781 or 6.6% in 2019 compared to 2018 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the years ended December 31, 2019 and 2018 are included below:

	2019	2018	Increase (Decrease)
Operating Revenues
Local Service	$7,215,848	$6,232,079	$983,769	15.8%
Network Access	7,566,579	7,135,617	430,962	6.0%
Video	12,081,824	10,689,150	1,392,674	13.0%
Data	21,739,244	16,423,552	5,315,692	32.4%
A-CAM/FUSF	12,162,631	11,685,585	477,046	4.1%
Other	4,175,215	4,188,715	(13,500)	-0.3%
Total Operating Revenues	64,941,341	56,354,698	8,586,643	15.2%

Cost of Services, Excluding Depreciation and Amortization	27,821,575	23,803,410	4,018,165	16.9%
Selling, General and Administrative	10,924,966	9,857,307	1,067,659	10.8%
Depreciation and Amortization Expenses	12,120,862	10,343,467	1,777,395	17.2%
Total Operating Expenses	50,867,403	44,004,184	6,863,219	15.6%

Operating Income	$14,073,938	$12,350,514	$1,723,424	14.0%

Net Income	$8,329,979	$7,763,919	$566,060	7.3%

Capital Expenditures	$13,046,645	$6,960,876	$6,085,769	87.4%

Key metrics
Access Lines	25,159	26,940	(1,781)	-6.6%
Video Customers	11,635	12,288	(653)	-5.3%
Broadband Customers	26,622	25,816	806	3.1%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $7,215,848, which is $983,769 or 15.8% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $7,566,579, which is $430,962 or 6.0% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice, partially offset by lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $12,081,824, which is $1,392,674 or 13.0% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice and a combination of rate increases introduced into several of our markets over the course of the last several years.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $21,739,244, which is $5,315,692 or 32.4% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice and an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

From January 1, 2017 through July 31, 2018, we did not receive support from the FUSF, but had instead, elected to receive support based on the A-CAM. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. The remainder of the Company receives A-CAM support. See Note 2 – “Revenue Recognition” for a discussion regarding the A-CAM. A-CAM/FUSF support totaled $12,162,631, which is $477,046 or 4.1% higher in 2019 than in 2018. This increase was primarily due to increased A-CAM funding through the prior A-CAM offers and the addition of Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,175,215, which is $13,500 or 0.3% lower in 2019 than in 2018. This decrease was primarily due to decreases in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $27,821,575, which is $4,018,165 or 16.9% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice, higher programming costs from video content providers and higher costs associated with increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,924,966, which is $1,067,659 or 10.8% higher in 2019 than in 2018. This increase was primarily due to approximately $1.06 million of one-time expenses associated with the transition of the new CEO and payments to a former executive officer.

Depreciation and Amortization

Depreciation and amortization was $12,120,862, which is $1,777,395 or 17.2% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice network assets and increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $14,073,938, which is $1,723,424 or 14.0% higher in 2019 than in 2018. This increase was primarily due to the acquisition of Scott-Rice.

See Consolidated Statements of Income Below (for discussion)

Other Income (Expense) and Interest Expense

Other income in 2019 and 2018 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2019 was $403,786, compared to $344,031 allocated and received in 2018. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income decreased $52,882 in 2019 compared to 2018. This decrease was primarily due to a decrease in dividend income earned on our investments.

Interest expense increased $1,124,032 in 2019 compared to 2018. This increase was primarily due to higher outstanding debt balances in connection with our credit facility with CoBank that the Company used to purchase Scott-Rice in the third quarter of 2018.

Other investment income decreased $19,767 in 2019 compared to 2018. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense decreased by $128,993 in 2019 compared to 2018 as we recorded income tax expense of $3,309,467 in 2019 and $3,438,460 in 2018. The decrease in income taxes was primarily due to the effects of state income taxes and other permanent differences. The effective income tax rate was approximately 28.4% for 2019 and 30.7% 2018. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 9 – “Income Taxes.”

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

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2019 and 2018.

	2019	2018

Net Income	$8,329,979	$7,763,919
Add (subtract):
Interest Expense, net of interest income	3,335,113	2,236,589
Income tax expense (benefit)	3,309,467	3,438,460
Depreciation and amortization	12,120,862	10,343,467
EBITDA	27,095,421	23,782,435

Adjustments to EBITDA:
Other, net ¹	(900,127)	(796,483)
Investment distributions ²	95,462	17,072
Non-cash, stock-based compensation ³	190,853	66,164
Adjusted EBITDA	$26,481,609	$23,069,188

Certain historical numbers have been changed to conform to the current year's presentation.

¹ Includes the equity earnings from our investments, patronage income, and certain other miscellaneous items.

² Includes other cash distributions received from our investments less cash dividends.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $136,342,185 at December 31, 2019, reflecting 59.2% equity and 40.8% debt. This compares to a capital structure of $136,191,452 at December 31, 2018, reflecting 54.8% equity and 45.2% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.18 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable and dividends.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2019 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2019 we had a working capital deficit of $2,146,745. In addition, at December 31, 2019, we also had approximately $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of December 31, 2019 was primarily the result of the utilization of operating cash flows to fund operations, purchase capital equipment in lieu of using our revolving credit facility, and servicing debt.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2019	2018	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$22,974,664	$17,276,830	$5,697,834	32.98%
Investing activities	(12,697,887)	(49,337,156)	$36,639,269	74.26%
Financing activities	(8,868,546)	31,803,003	$(40,671,549)	127.89%
Increase (decrease) in cash	$1,408,231	$(257,323)	$1,665,554	647.26%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2019 was $22,974,664, compared to cash generated by operations of $17,276,830 in 2018. The increase in cash flows from operating activities in 2019 was primarily due to increases from the timing of receipts of receivables and higher net income, partially offset by decreases from the timing of payables.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2019 was $2,993,000, compared to $1,584,769 at December 31, 2018.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities was $12,697,887 for the year ended December 31, 2019, compared to $49,337,156 used in investing activities in 2018. Cash flows used in investing activities was higher in 2018 primarily as a result of the acquisition of Scott-Rice. Capital expenditures relating to on-going operations were $13,046,645 in 2019 and $6,960,876 in 2018. Our total plant additions in 2019 and 2018 were recorded net of broadband grants awarded by the State of Minnesota. Our investing expenditures, excluding the Scott-Rice acquisition, are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2019, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows (Used In) Provided By Financing Activities

Cash used in financing activities for the year ended December 31, 2019 was $8,868,546. This included long-term debt repayments of $6,110,400, the repurchase of common stock of $114,126 and the distribution of $2,644,020 of dividends to stockholders. Cash provided by financing activities for the year ended December 31, 2018 was $31,803,003. This included long-term debt repayments of $29,880,200, issuance of long-term debt of $64,550,000, loan origination fees of $487,698 and the distribution of $2,379,099 of dividends to stockholders. The decrease in cash flows provided by Financing Activities in 2019 was primarily due to the issuance of long-term debt to fund the Scott-Rice acquisition in 2018.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $2,146,745 as of December 31, 2019, with current assets of approximately $9.0 million and current liabilities of approximately $11.1 million, compared to a working capital deficit of $1,720,931 as of December 31, 2018. The ratio of current assets to current liabilities was 0.81 and 0.84 as of December 31, 2019 and 2018. The working capital deficit as of December 31, 2019 was primarily the result of decreased receivable balances and the utilization of cash to pay down long-term debt at December 31, 2019. In addition, if it becomes necessary, we will have sufficient availability under our revolving credit facility to fund any fluctuations in working capital and other cash needs.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2019, were $51,524,000 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2018, were $57,634,400 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees).

Our Long-Term Debt consists of the following notes:

    Master Loan Agreements (MLA) RX0583

●          RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,277,200 is due at maturity of this note on July 31, 2025.

●          RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2019.

RX0583(A)-T4 and RX0583(A)-T5 initially bear interest at a “LIBOR Margin” rate equal to a maximum of 3.25 percent over the applicable LIBOR rate. The LIBOR Margin decreases as our “Leverage Ratio” decreases.

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in our interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of December 31, 2019, our IRSA covered $14,408,600, with a weighted average rate of 6.02%.

As described in Note 8 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate. As of December 31, 2019, our IRSA covered $40,384,734, with a weighted average rate of 4.25%

Our remaining debt of $11.3 million ($10.0 million available under the revolving credit facilities and $1.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.79%, as of December 31, 2019.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2019, we were in compliance with all the stipulated financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2019 is 2.18.

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

See Note 7 – “Long-Term Debt” for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm, LC. See Note 14 – “Guarantees.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2019 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $120,000 and $113,000 as of December 31, 2019 and 2018.

Financial Derivative Instruments and Fair Value Measurements

We have adopted the rules prescribed under GAAP for our financial assets and liabilities. GAAP includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.

The fair value of our IRSAs is discussed in Note 8 – “Interest Rate Swaps.” The fair value of our swap agreement was determined based on Level 2 inputs.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of telephone properties. As discussed more fully in Note 6 – “Goodwill and Intangibles,” and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

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

In 2019 and 2018, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2019 and 2018, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of telephone properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2019 DCF model include the following:

•     An 8.00% weighted average cost of capital based on an industry weighted average cost of capital;

•     A 1.50% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $49,903,029 as of December 31, 2019 and 2018.

In 2019, we tested the HTC, SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting unit exceeded the carrying amount of that reporting units by approximately 29.9%, 73.2% and 30.8% for HTC, SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2019. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. As required by GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has identified no significant income tax uncertainties as of December 31, 2019 and 2018.

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 9 – “Income Taxes.”

As of December 31, 2019 and 2018 we had $0 of unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2015 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2019 and 2018 we had no interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2019.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 10.00% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers.  Both plans were implemented in 2006. Both of these plans are cash/stock-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate performance using financial targets. The financial targets are based on an achievement of specified operating revenues and operating income before interest, taxes, depreciation and amortization (OIBITDA).

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March of the year following the target year and after the filing of our Annual Report on Form 10-K.

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

See Note 16 – “Restricted Stock Units” for a detailed discussion of our incentive compensation and RSUs.

Recent Accounting Developments

See Note 1 – “Business Description and Summary of Significant Accounting Policies” for a discussion of recent accounting developments.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020, expressed an unqualified opinion.

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

Roseville, Minnesota

March 16, 2020

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
OPERATING REVENUES:
Local Service	$7,215,848	$6,232,079
Network Access	7,566,579	7,135,617
Video	12,081,824	10,689,150
Data	21,739,244	16,423,552
A-CAM/FUSF	12,162,631	11,685,585
Other	4,175,215	4,188,715
Total Operating Revenues	64,941,341	56,354,698

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	12,008,583	9,752,220
Cost of Video	10,808,867	9,588,696
Cost of Data	2,881,231	2,383,618
Cost of Other Nonregulated Services	2,122,894	2,078,876
Depreciation and Amortization	12,120,862	10,343,467
Selling, General, and Administrative	10,924,966	9,857,307
Total Operating Expenses	50,867,403	44,004,184

OPERATING INCOME	14,073,938	12,350,514

OTHER INCOME (EXPENSE):

Interest During Construction	173,591	109,935
CoBank Patronage Dividends	403,786	344,031
Interest Income	174,396	227,278
Interest Expense	(3,404,971)	(2,280,939)
Gain (Loss) on Investments	(104,044)	109,043
Other Investment Income	322,750	342,517
Total Other Income (Expense)	(2,434,492)	(1,148,135)

INCOME BEFORE INCOME TAXES	11,639,446	11,202,379

INCOME TAXES EXPENSE	3,309,467	3,438,460

NET INCOME	$8,329,979	$7,763,919

NET INCOME PER SHARE
Basic	$1.61	$1.50
Diluted	$1.60	$1.50

DIVIDENDS PER SHARE	$0.5100	$0.4600

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,184,663	5,170,895
Diluted	5,193,449	5,174,184

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

NET INCOME	$8,329,979	$7,763,919

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gains (Losses) on Interest Rate Swaps	146,832	(435,428)
Income Tax Benefit (Expense) Related to Unrealized (Gains) Losses on Interest Rate Swaps	(41,906)	124,272
OTHER COMPREHENSIVE INCOME (LOSS)	104,926	(311,156)

COMPREHENSIVE INCOME	$8,434,905	$7,452,763

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2019 AND 2018

ASSETS

	2019	2018
CURRENT ASSETS:
Cash	$2,993,000	$1,584,769
Receivables, Net of Allowance for Doubtful Accounts of $120,000 and $113,000	2,356,742	3,977,322
Income Taxes Receivable	-	305,751
Materials, Supplies and Inventories	2,827,159	2,581,389
Prepaid Expenses and Other Current Assets	826,873	770,589
Total Current Assets	9,003,774	9,219,820

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	24,085,250	27,409,020
Other Investments	9,453,578	9,170,093
Right of Use Asset	1,558,164	-
Other Assets	182,581	21,481
Total Investments and Other Assets	85,182,602	86,503,623

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	163,630,396	153,138,295
Other Property & Equipment	23,301,293	21,705,180
Video Plant	10,732,919	10,541,648
Total Property, Plant and Equipment	197,664,608	185,385,123
Less Accumulated Depreciation	129,605,576	120,877,227
Net Property, Plant & Equipment	68,059,032	64,507,896

TOTAL ASSETS	$162,245,408	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2019 AND 2018

LIABILITIES AND STOCKHOLDERS' EQUITY

	2019	2018
CURRENT LIABILITIES:
Current Portion of Long-Term Debt	$4,511,844	$4,511,844
Accounts Payable	1,807,334	3,060,987
Accrued Income Taxes	729,600	-
Other Accrued Taxes	232,862	229,128
Deferred Compensation	311,047	55,201
Accrued Compensation	2,511,798	2,315,976
Other Accrued Liabilities	1,046,034	767,615
Total Current Liabilities	11,150,519	10,940,751

LONG-TERM DEBT, Less Current Portion	51,072,286	57,084,130

NONCURRENT LIABILITIES:
Loan Guarantees	319,346	254,383
Deferred Income Taxes	16,470,055	16,140,789
Other Accrued Liabilities	1,454,777	234,587
Financial Derivative Instruments	260,418	407,250
Deferred Compensation	759,952	573,971
Total Noncurrent Liabilities	19,264,548	17,610,980

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,189,218 and 5,175,258 Shares Issued and Outstanding	8,648,697	8,625,430
Accumulated Other Comprehensive Income (Loss)	(186,095)	(291,021)
Unearned Compensation	189,255	79,784
Retained Earnings	72,106,198	66,181,285
Total Stockholders' Equity	80,758,055	74,595,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,245,408	$160,231,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,329,979	$7,763,919
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,219,418	10,419,053
Unrealized Gains on Investments	104,044	(109,043)
Undistributed Earnings of Other Equity Investment	(379,456)	(291,202)
Noncash Patronage Refund	(100,946)	(76,485)
Stock Issued in Lieu of Cash Payment	311,617	259,527
Distributions from Equity Investments	200,000	200,000
Stock-based Compensation	190,853	66,164
Changes in Assets and Liabilities:
Receivables	1,625,368	(1,328,984)
Income Taxes Receivable	305,751	(305,751)
Materials, Supplies, and Inventories	(245,770)	(76,453)
Prepaid Expenses	(72,936)	127,701
Other Assets	(165,888)	14,000
Accounts Payable	(946,158)	549,516
Accrued Income Taxes	729,600	(676,508)
Other Accrued Taxes	3,734	44,445
Other Accrued Liabilities	136,267	629,182
Deferred Income Tax	287,360	128,018
Deferred Compensation	441,827	(60,269)
Net Cash Provided by Operating Activities	22,974,664	17,276,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(13,046,645)	(6,960,876)
Grants Received for Construction of Plant	390,922	323,319
Purchase of Intangible	-	(310,106)
Purchase of Scott Rice Telephone Co., Net of Cash Acquired	-	(42,136,493)
Other, Net	(42,164)	(253,000)
Net Cash Used in Investing Activities	(12,697,887)	(49,337,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(6,110,400)	(29,880,200)
Issuance of Long-Term Debt	-	64,550,000
Loan Origination Fees	-	(487,698)
Repurchase of Common Stock	(114,126)	-
Dividends Paid	(2,644,020)	(2,379,099)
Net Cash Provided By (Used in) Financing Activities	(8,868,546)	31,803,003

NET INCREASE (DECREASE) IN CASH	1,408,231	(257,323)

CASH at Beginning of Period	1,584,769	1,842,092

CASH at End of Period	$2,993,000	$1,584,769

Supplemental cash flow information:
Cash paid for interest	$3,354,128	$1,980,577
Net cash paid for income taxes	$1,986,753	$4,292,639

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2017	5,160,065	$8,600,108	$20,135	$13,620	$59,814,870	$68,448,733

Directors Stock Plan	10,984	18,307			181,602	199,909
Employee Stock Plan	4,209	7,015			63,696	70,711
Restricted Stock Grant				66,164		66,164
Cumulative Effect of Accounting Changes					736,297	736,297
Net Income					7,763,919	7,763,919
Dividends					(2,379,099)	(2,379,099)
Unrealized Loss on Interest Rate Swap			(311,156)			(311,156)

BALANCE on December 31, 2018	5,175,258	8,625,430	(291,021)	79,784	66,181,285	74,595,478

Directors Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				190,853		190,853
Issuance of Stock Upon Vesting of RSU's	4,399	7,332		(81,382)	74,050	-
Repurchases of Common Stock	(5,991)	(9,985)			(104,141)	(114,126)
Net Income					8,329,979	8,329,979
Dividends					(2,644,020)	(2,644,020)
Unrealized Gain on Interest Rate Swap			104,926			104,926

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 114 years of experience in the local telephone exchange and communications business. Our principal line of business is the operation of six local telephone companies and the operation of two CLEC telephone companies. Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. Our businesses also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The estimates and judgements used in the accompanying consolidated financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates and assumptions.

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Receivables

As of December 31, 2019 and 2018, our consolidated receivables totaled $2,356,742 and $3,977,322, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2019 and 2018 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2019	2018

Balance at beginning of year	$113,000	$83,000
Additions charged to costs and expenses	255,491	202,420
Accounts written off, net of recoveries	(248,491)	(172,420)
Balance at end of year	$120,000	$113,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2019 and 2018 was $2,827,159 and $2,581,389.

We value inventory using the lower of cost or net realizable value. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2019 and 2018, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

We have entered into IRSAs with our lender CoBank to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as a cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedges remain effective.

The fair value of our IRSAs is discussed in Note 8 – “Interest Rate Swaps.” The fair value of our swap agreements were determined based on Level 2 inputs.

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

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2019.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 6 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $49,903,029 as of December 31, 2019 and 2018. In the fourth quarter of 2019 and 2018 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2019 and 2018.

Investments and Other Assets

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 17 – “Segment Information” for a listing of our investments.

Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at fair value where there are readily determinable fair values. Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at cost where there are no readily determinable fair values.  See Note 13 – “Other Investments” for additional information regarding our investments.

Other Financial Instruments

Other Investments – We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2019. We believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $364,932 and $312,674 in 2019 and 2018.

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

GAAP requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 9 – “Income Taxes” for additional information regarding income taxes.

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

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Basic	Diluted	Basic	Diluted

Net Income	$8,329,979	$8,329,979	$7,763,919	$7,763,919

Weighted-average common shares outstanding	5,184,663	5,193,449	5,170,895	5,174,184

Net income per share	$1.61	$1.60	$1.50	$1.50

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,184,663	5,184,663	5,170,895	5,170,895

Potentially Dilutive RSU's	-	8,786	-	3,289

Weighted-average common shares outstanding	5,184,663	5,193,449	5,170,895	5,174,184

Dividends per share have been declared quarterly by the Nuvera BOD.

Recent Accounting Developments

In August, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12 (ASU 2017-12), “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing effectiveness assessments to be performed on a qualitative basis after hedge inception. The new guidance is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2019 and is applying the guidance to our hedging activities. The new guidance did not have a material effect on our overall operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 was permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statements (if any).

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2019 and 2018:

	Twelve Months Ended December 31,
	2019	2018
Voice services¹	$8,107,290	$7,159,240
Network access¹	7,761,786	7,343,083
Video ¹	12,070,242	10,672,632
Data ¹	19,859,051	14,786,458
Directory²	827,978	757,233
Other contracted revenue³	2,355,790	2,148,694
Other[4]	979,076	985,683

Revenue from customers	51,961,213	43,853,023

Subsidy and other revenue outside scope of ASC 606[5]	12,980,128	12,501,675

Total revenue	$64,941,341	$56,354,698

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

For the year ended December 31, 2019, approximately 78.50% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.00% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.50% of total revenue was from other sources including CPE and equipment sales and installation.

For the year ended December 31, 2018, approximately 76.07% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 22.18% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.75% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Services – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our VoIP digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

With the acquisition of Scott-Rice on July 31, 2018, see Note 4 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the pools are based on nationwide average schedules.

A-Cam/FUSF – Prior to 2017, we received FUSF funding from the FCC. FUSF funding was established to overcome geographical differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former legacy support. Nuvera will receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. On May 7, 2018, the FCC issued Public Notice DA 18-465, which contained revised offers of A-CAM support and associated revised service deployment obligations. See above for a discussion regarding A-CAM and FUSF.

With the acquisition of Scott-Rice on July 31, 2018, see Note 4 – “Acquisitions and Dispositions,” Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules.

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

While the 2011 FUSF Transformation Order established CAF Phase I and CAF Phase II as high-cost support mechanisms for the price-cap carriers (i.e., the larger, national LECs such as Verizon and AT&T), it was not as specific about how subsidies would change for the rate-of-return carriers (i.e., the smaller LECs, including all rural LECs). In contrast, the 2016 Order focused on the rate-of-return carriers, announced specific changes to existing funding mechanisms as well as a new funding mechanism, and provided rural communications providers with greater certainty about future support.

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

In our Form 10-Q for the quarter ended September 30, 2016, Nuvera disclosed that we had elected the A-CAM for our Minnesota and Iowa operations, replacing our former ICLS. Nuvera was eligible to receive A-CAM support for a period of ten years in exchange for meeting defined broadband build-out requirements. At the time of Nuvera’s election, the FCC had not yet determined the final award numbers.

Consistent with the stated disclosure in our Form 10-Q, Nuvera notified the FCC that we would continue to elect the A-CAM program. Under the report that accompanied the FCC December 20, 2016 Public Notice, Nuvera would annually receive (i) $391,896 for our Iowa operations and (ii) $6,118,567 for our Minnesota operations. The Company used the annual $6.5 million that we receive through the A-CAM program to meet our defined broadband build-out obligations, which the Company is currently completing. These A-CAM payments replaced the Company’s former ICLS payments.

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

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2019	2018
Accounts receivable, net	$1,618,555	$3,311,629
Contract assets	176,299	-
Contract liabilities	609,989	523,296

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. In 2019, we expanded our commission plans and began deferring and amortizing these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is not commensurate with the commission on the initial contract. During the years ended December 31, 2019 and 2018, the Company recognized expense of $24,095 and $0, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based of the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. We recognized approximately $264 thousand of contract liabilities in 2019 and $79 thousand in 2018.

Receivables

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2019. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.  The performance obligation is part of a contract that has an original expected duration of one year or less.

2.  Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55.18.

The Company has elected these practical expedients. Performance obligations related to our service revenue contracts are generally satisfied over time. For services transferred over time, revenue is recognized based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer. Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract. As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

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

On January 1, 2019, upon adoption of ASU 2016-02, the Company recorded an Operating Lease ROU of $599,308, a short-term operating lease liability of $100,844 and a long-term operating lease liability of $498,464. The Company used an estimated incremental borrowing rate of 6%, which approximates our fixed CoBank borrowing rate to determine the inception present value at January 1, 2019. The terms of our leases range from two to seventeen years.

The following table includes the ROU and operating lease liabilities as of December 31, 2019.

Right of Use Asset	Balance December 31, 2019	Balance January 1, 2019
Operating Lease right-of-use assets	$1,558,164	$599,308

Operating Lease Liability	Balance December 31, 2019	Balance January 1, 2019
Short-Term Operating Lease Liability	$415,949	$100,844
Long-Term Operating Lease Liability	1,146,132	498,464
Total	$1,562,081	$599,308

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance December 31, 2019
2020	$500,572
2021	290,162
2022	276,299
2023	276,299
2024	164,648
Thereafter	410,595
Total	1,918,575
Less Imputed interest	(356,494)
Present Value of Operating Leases	$1,562,081

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the year ended December 31, 2019 was $428,680.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

Scott-Rice Acquisition

On July 31, 2018, the Company announced that it had completed its acquisition of Scott-Rice from Allstream Business U.S., LLC, an affiliate of Zayo for approximately $42 million in cash. Scott-Rice provides phone, video and internet services with more than 18,000 connections, serving the communities of Prior Lake, Savage and Elko New Market, Minnesota. The combined Nuvera/Scott-Rice Company had approximately 66,000 connections. Nuvera financed the acquisition with its principal lender, CoBank. Further information regarding the CoBank loan terms and amounts can be found on the Company’s 8-K filed with the SEC on August 3, 2018.

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

The acquisition was accounted for using the acquisition method of accounting in accordance with current standards. As a result, the fair value of the consideration paid, which consists of approximately $42 million in cash, has been allocated to the fair value of the assets and liabilities received. The allocation of the purchase price to Scott-Rice’s assets and liabilities was based on estimates of fair values. Criteria have been established in ASC 805, “Business Combinations” for determining whether intangible assets should be recognized separately from goodwill. Based upon our fair value allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable tangible assets acquired was $23,697,680, which is not deductible for income tax purposes. The Company recorded an intangible asset related to the acquired company’s customer relationships of $13,600,000. The estimated useful life of the customer relationship intangible is fifteen years.

Pro Forma Financial Information

On July 31, 2018, Nuvera completed the acquisition of Scott-Rice. The following pro forma results presented are for the years ended December 31, 2019 and 2018 as if the acquisition had been completed on January 1, 2018. The Company has provided this pro forma condensed Statement of Income to facilitate analysis of the Statement of Income. The pro forma statements do not reflect any effect of operating efficiencies, cost savings and other benefits anticipated by the Company’s management as a result of the acquisition.

	Year Ended December 31,
	2019	2018

Revenue	$64,941,341	$65,351,118

Net Income	$8,329,979	$8,761,920

Basic Net Income Per Share	$1.61	$1.69
Diluted Net Income Per Share	$1.60	$1.69

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2019 and 2018, include the following:

	2019	2018
Communications Plant:
Land	$712,503	$712,503
Buildings	10,612,823	10,579,247
Other Support Assets	17,418,983	15,890,991
Central Office and Circuit Equipment	55,273,657	53,652,481
Cable and Wire Facilities	74,402,816	69,700,385
Other Plant and Equipment	404,883	404,883
Plant Under Construction	4,804,731	2,197,805
	163,630,396	153,138,295
Other Property	23,301,293	21,705,180
Video Plant	10,732,919	10,541,648

Total Property, Plant and Equipment	$197,664,608	$185,385,123

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $8,797,091 and $7,585,225 in 2019 and 2018. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2019 and 2018 were 4.6% and 4.2%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 6 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. Our goodwill totaled $49,903,029 at December 31, 2019 and 2018.

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

In 2019 and 2018, we engaged an independent valuation firm to aid in the completion of our annual impairment testing for existing goodwill. For 2019 and 2018, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2019		December 31, 2018
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$22,815,928	$42,878,445	$19,820,843
Regulatory Rights	15 yrs	4,000,000	3,199,971	4,000,000	2,933,307
Trade Name	3-5 yrs	880,106	657,402	880,106	595,381
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$26,673,301	$50,758,551	$23,349,531

Net Identified Intangible Assets			$24,085,250		$27,409,020

Amortization expense related to the definite-lived assets was $3,323,771 for 2019 and $2,758,242 for 2018. Amortization expense for the next five years is estimated to be:

2020	$3,323,771
2021	$3,323,726
2022	$1,952,376
2023	$1,660,295
2024	$1,623,654

NOTE 7 - LONG-TERM DEBT

On July 31, 2018, we entered into an Amended and Restated MLA with CoBank. This MLA refinanced the existing credit facility between CoBank and Nuvera and its subsidiaries. Nuvera and its respective subsidiaries also have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in the year of issue and maturing on July 31, 2025.

Secured Credit Facility:

MLA RX0583

●          RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,277,200 is due at maturity of this note on July 31, 2025.

●          RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2019.

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of December 31, 2019, our IRSA covered $14,408,600, with a weighted average rate of 6.02%.

As described in Note 8 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of December 31, 2019, our IRSA covered $40,384,734, with a weighted average rate of 4.25%.

Our remaining debt of $11.3 million ($10.0 million available under the revolving credit facilities and $1.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 4.79%, as of December 31, 2019.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at December 31, 2019 is 2.18.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2019, we were in compliance with all the stipulated financial ratios in the loan agreements.

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

Long-term debt is as follows:	2019	2018
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $1,152,600 (beginning on September 30, 2018), plus a notional variable rate of interest through July 31, 2025.	$56,134,400	$62,244,800
Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 31, 2025.	-	-
Less: Unamortized Loan Fees	(550,270)	(648,826)
	55,584,130	61,595,974
Less: Amount due within one year	(4,610,400)	(4,610,400)
Less: Current Portion of Unamortized Loan Fees	(98,556)	(98,556)
Total Long Term Debt	$51,072,286	$57,084,130

Required principal payments for the next five years are as follows:

2020	$4,610,400
2021	$4,610,400
2022	$4,610,400
2023	$4,610,400
2024	$4,610,400

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

To meet this objective, on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. This swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of December 31, 2019 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Effective Interest Rate (1)

RX0583-T4	07/31/2025	$14,408,600	6.02% (LIBOR Rate of 3.02% plus 3.00% LIBOR Margin)
RX0583-T4	07/31/2025	$40,384,734	4.25% (LIBOR Rate of 1.25% plus 3.00% LIBOR Margin)

(1)      As described in Note 7 – “Long-Term Debt,” the notes above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to a maximum of 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our IRSAs under our credit facilities both qualify as a cash flow hedges for accounting purposes under GAAP. We reflect the effect of these hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2019, the fair value liability of these swaps were $260,418, which has been recorded net of deferred tax benefit of $74,323, resulting in the $186,095 in accumulated other comprehensive loss. At December 31, 2018, the fair value liability of these swaps were $407,250, which has been recorded net of deferred tax benefit of $116,230, resulting in the $291,021 in accumulated other comprehensive loss.

NOTE 9 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2019	2018
Taxes currently payable
Federal	$1,899,170	$1,938,686
State	1,122,935	1,371,757
Deferred Income Taxes	287,362	128,017
Total Income Tax Expense	$3,309,467	$3,438,460

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

As of December 31, 2019 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2015 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2019 and 2018 we had no interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2019	2018

Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	8.43	9.10
Permanent Differences and Other, Net	(1.00)	0.60
Effective tax rate	28.43%	30.70%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2019	2018
Deferred Tax Assets
Accrued Expenses	$(549,280)	$(523,602)
Deferred Compensation	(305,739)	(179,622)
Other	(174,568)	(228,979)
State NOL	(249,531)	(380,409)
Leases	(445,889)	-
Total Deferred Tax Assets	(1,725,007)	(1,312,612)

Deferred Tax Liabilities
Fixed Assets	10,766,047	9,598,235
Intangible Assets	5,974,142	6,898,752
Investments	959,779	956,414
Contract Assets	50,324	-
Leases	444,770	-
Total Deferred Tax Liabilities:	18,195,062	17,453,401

Total Net Deferred Taxes	$16,470,055	$16,140,789

NOTE 10 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $692,655 and $539,584 in 2019 and 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2019.

Our capital budget for 2020 is approximately $13.8 million and will be financed through internally generated funds.

NOTE 12 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $225,548 and $533,043 during the years ended December 31, 2019 and 2018. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 13 – OTHER INVESTMENTS

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber-optic transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 17 – “Segment Information.”

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2019, we recorded a loss on one of our investments of $104,044.

NOTE 14 - GUARANTEES

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC set to mature on April 30, 2026. As of December 31, 2019, we have recorded a liability of $319,346 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 15 – DEFERRED COMPENSATION

As of December 31, 2019 and 2018, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 16 – RESTRICTED STOCK UNITS

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 16, 2020, 583,244 shares remain available to be issued under the 2017 Plan.

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs which is determined by our BOD. Forfeitures of RSU’s are accounted for as they occur. Each executive officer received or will receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three-year period. The ROIC target is set by the BOD. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued and outstanding are as follows:

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2016	-	-
Issued	6,077	-	$13.00	12/31/2019
Excercised	-	-
Forfeited	-	-
Balance at December 31, 2017	6,077	-
Issued	4,044	5,750	$17.00	12/31/2020
Excercised	-	-
Forfeited	(1,404)	(750)
Balance at December 31, 2018	8,717	5,000
Issued	3,172	4,781	$19.26	12/31/2021
Issued	1,913	-	$20.00	12/31/2022
Excercised	(4,399)	-	$18.50	12/10/2019
Forfeited	(1,024)	-
Balance at December 31, 2019	8,379	9,781

NOTE 17 – SEGMENT INFORMATION

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

NOTE 18 – BROADBAND GRANTS

In January 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment Development (DEED). The grant provided up to 45% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $850,486 of the $1,889,968 total project costs. The Company provided the remaining 55% matching funds. As of December 31, 2019, the Company has received $765,465. These projects were completed below the awarded project costs and final documentation was provided to the DEED office in October 2018.

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have not yet received any funds for these projects as of December 31, 2019.

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

Total revenues from transactions with affiliates were $1,028,636 and $1,090,464 for 2019 and 2018. Total expenses from transactions with affiliates were $512,953 and $520,044 for 2019 and 2018.

NOTE 20 -- SUBSEQUENT EVENTS

Nuvera’s BOD has declared a regular quarterly dividend on our common stock of $.13 per share, payable on March 16, 2020 to stockholders of record at the close of business on March 5, 2020.

In February of 2020, Nuvera amended its MLA with CoBank to update and expand its interest rate structure. See Exhibit 10.24 to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding this amendment.

In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects will begin in the spring of 2020. We have not yet received any funds for these projects as of the date of the filing of this Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The financial controls for Scott-Rice Telephone Company (acquired in July 2018) have been fully integrated in the Company’s overall internal control structure as of December 31, 2019. The financial controls of Scott-Rice were eligible for a one-year exemption from the requirements of Section 404 and had been excluded from this report as of December 31, 2018. There was no exemption available for internal controls over financial reporting of the Company’s processes and systems as they relate to our oversight and consolidation of Scott-Rice operations into the consolidated financial results.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2019, management had fully integrated Scott-Rice’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nuvera Communications, Inc.’s and subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes of the Company,  and  our  report dated March 16, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

Roseville, Minnesota

March 16, 2020

Item 9B. Other Information

None.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s definitive proxy statement for its Annual Meeting to be held on May 21, 2020 are incorporated by reference into this Form 10-K. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2019, the last day of the Company fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2020 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2020 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2020 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.           Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2020 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2020 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2020 Proxy Statement and is incorporated by reference.

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

Item 15.           Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	34

	Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018	35

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018	36

	Consolidated Balance Sheets as of December 31, 2019 and 2018	37-38

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	39

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2019 and 2018	40

	Notes to Consolidated Financial Statements	41-64

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	72-73

Item 16.            Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2020	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 16, 2020
Perry Meyer, Chairman of the Board

/s/ Glenn H. Zerbe	March 16, 2020
Glenn H. Zerbe, President and Chief Executive Officer (Principal Executive Officer

/s/ Curtis O. Kawlewski	March 16, 2020
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 16, 2020
Dennis Miller, Director

/s/ Bill D. Otis	March 16, 2020
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 16, 2020
Wesley E. Schultz, Director

/s/ James J. Seifert	March 16, 2020
James J. Seifert, Director

/s/ Colleen R. Skillings	March 16, 2020
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2020
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended, of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated June 1, 2018
3.2	Bylaws of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended March 31, 2019
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+	August 27, 2019 Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.2+	Change in Control Agreement with Glenn Zerbe incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.3+	Transitional Retirement Agreement dated August 27, 2019 between Nuvera Communications, Inc. and Bill Otis, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 27, 2019
10.4+

Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007

10.4.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.2.1 to the Company’s 2011 Form 10-K

10.4.2+	Stay Bonus Agreement dated August 27, 2019 between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 27, 2019
10.5+	Employment Agreement dated as of March 11, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.2.1 to the Company’s 2011 Form 10-K
10.5.1+

Amendment dated July 24, 2017, to Employment Agreement dated as of March 31, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.3 to the Company’s 2011 Form 10-K

10.5.2+	Stay Bonus Agreement dated August 27, 2019 between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 27, 2019
10.6+	Nuvera Communications, Inc. Amended Management Incentive Plan, incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013
10.7+	Amended Director Separation Compensation Policy dated May 26, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009
10.8+

Nuvera Communications, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015 for the Annual Meeting of Shareholders held on May 28, 2015

10.9+

Nuvera Communications, Inc. 2017 Omnibus Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 17, 2017 for the Annual Meeting of Shareholders held on May 25, 2017

10.1

Stock Purchase Agreement dated February 22, 2018 between and among Nuvera Communications, Inc., Scott-Rice Telephone Co. and Allstream Business U.S. LLC., incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2017

10.11

Amended and Restated Master Loan Agreement (MLA No. RX0583), dated as of December 31, 2014 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2015

10.12

Amended and Restated Second Supplement to the Amended and Restated Master Loan Agreement dated as of December 31, 2014 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 6, 2015

10.13

Amended and Restated Third Supplement to the Amended and Restated Master Loan Agreement between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 6, 2015

10.14

Amended and Restated Pledge and Security Agreement dated as of December 31, 2014 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on January 6, 2015

10.15

Amended and Restated Continuing Guaranty dated as of December 31, 2014 by (a) Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB, incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 6, 2015

10.16

Waiver and Consent dated as of November 30, 2015 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2015

10.17

Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2018

10.18

Fourth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2018

10.19	Promissory Note (Revolver) in the principal amount of $10.0 Million, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2018
10.20

Fifth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit  10.4 to the Company’s Form 8-K filed on August 3, 2018

10.21	Promissory Note (Term) in the principal amount of $64,550,000, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 3, 2018
10.22

Second Amended and Restated Continuing Guaranty dated as of July 31, 2018 by (a) Nuvera Communications, Inc. in favor of CoBank, ACB, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 3, 2018

10.23

Second Amended and Restated Pledge and Security Agreement dated as of July31, 2018 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB, incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 3, 2018

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