Form 10-Q
period 2020-03-31
Nuvera Communications, Inc.
filed 2020-05-11
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer  ☒Smaller reporting company ☐Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 11, 2020: 5,186,837.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2020	2019

OPERATING REVENUES:
Local Service	$1,748,696	$1,853,933
Network Access	1,631,942	1,997,255
Video	2,981,594	2,989,037
Data	5,651,518	5,401,710
A-CAM/FUSF	3,099,035	2,738,373
Other Non-Regulated	1,054,273	992,110
Total Operating Revenues	16,167,058	15,972,418

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,050,616	2,856,628
Cost of Video	2,629,609	2,585,626
Cost of Data	842,062	597,307
Cost of Other Nonregulated Services	414,210	510,963
Depreciation and Amortization	3,052,102	3,036,325
Selling, General and Administrative	2,670,868	2,719,731
Total Operating Expenses	12,659,467	12,306,580

OPERATING INCOME	3,507,591	3,665,838

OTHER INCOME (EXPENSE)
Interest Expense	(683,663)	(937,821)
Interest/Dividend Income	46,193	20,777
Interest During Construction	41,188	36,701
Loss on Investment	-	(104,044)
CoBank Patronage Dividends	647,369	403,786
Other Investment Income	81,331	98,512
Total Other Income (Expense)	132,418	(482,089)

INCOME BEFORE INCOME TAXES	3,640,009	3,183,749

INCOME TAXES EXPENSE	1,019,201	891,449

NET INCOME	$2,620,808	$2,292,300

NET INCOME PER SHARE
Basic	$0.51	$0.44
Diluted	$0.50	$0.44

DIVIDENDS PER SHARE	$0.13	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,188,863	5,177,255
Diluted	5,192,404	5,183,576

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2020	2019

Net Income	$2,620,808	$2,292,300

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(2,766,829)	(161,903)
Income Tax Benefit Related to Unrealized Losses on Interest Rate Swaps	789,653	46,207
Other Comprehensive Loss	(1,977,176)	(115,696)

Comprehensive Income	$643,632	$2,176,604

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2020	December 31, 2019

CURRENT ASSETS:
Cash	$5,617,547	$2,993,000
Receivables, Net of Allowance for Doubtful Accounts of $180,000 and $120,000	2,389,973	2,356,742
Materials, Supplies, and Inventories	2,910,588	2,827,159
Prepaid Expenses and Other Current Assets	1,242,549	826,873
Total Current Assets	12,160,657	9,003,774

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	23,254,307	24,085,250
Other Investments	9,705,958	9,453,578
Right of Use Asset	1,443,514	1,558,164
Other Assets	202,400	182,581
Total Investments and Other Assets	84,509,208	85,182,602

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	163,893,110	163,630,396
Other Property & Equipment	23,984,307	23,301,293
Video Plant	10,941,543	10,732,919
Total Property, Plant and Equipment	198,818,960	197,664,608
Less Accumulated Depreciation	131,712,436	129,605,576
Net Property, Plant & Equipment	67,106,524	68,059,032

TOTAL ASSETS	$163,776,389	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2020	December 31, 2019

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$4,511,844
Accounts Payable	1,769,133	1,807,334
Accrued Income Taxes	1,448,801	729,600
Other Accrued Taxes	287,795	232,862
Deferred Compensation	315,063	311,047
Accrued Compensation	2,725,569	2,511,798
Other Accrued Liabilities	1,266,860	1,046,034
Total Current Liabilities	12,325,065	11,150,519

LONG-TERM DEBT, Net of Unamortized
Loan Fees	49,932,910	51,072,286

NONCURRENT LIABILITIES:
Loan Guarantees	308,531	319,346
Deferred Income Taxes	15,680,403	16,470,055
Other Accrued Liabilities	1,377,359	1,454,777
Financial Derivative Instruments	3,027,247	260,418
Deferred Compensation	689,024	759,952
Total Noncurrent Liabilities	21,082,564	19,264,548

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,179,866 and 5,189,218 Shares Issued and Outstanding	8,633,111	8,648,697
Accumulated Other Comprehensive Loss	(2,163,271)	(186,095)
Unearned Compensation	57,465	189,255
Retained Earnings	73,908,545	72,106,198
Total Stockholders' Equity	80,435,850	80,758,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,776,389	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,620,808	$2,292,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,076,741	3,061,386
Unrealized Gains on Investments	-	104,044
Undistributed Earnings of Other Equity Investments	(92,511)	(105,916)
Noncash Patronage Refund	(143,692)	(100,946)
Stock Issued in Lieu of Cash Payment	29,995	155,013
Distributions from Equity Investments	-	100,000
Stock-based Compensation	(53,054)	20,112
Changes in Assets and Liabilities:
Receivables	(31,755)	603,414
Income Taxes Receivable	-	305,751
Materials, Supplies and Inventories	(83,429)	202,408
Prepaid Expenses	(445,671)	(417,593)
Other Assets	-	(48,900)
Accounts Payable	24,552	(145,163)
Accrued Income Taxes	719,201	248,698
Other Accrued Taxes	54,933	62,427
Other Accrued Liabilities	471,829	(5,289)
Deferred Compensation	(66,912)	(7,404)
Net Cash Provided by Operating Activities	6,081,035	6,324,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,754,189)	(2,312,530)
Grants Received for Construction of Plant	422,786	390,922
Other, Net	(48,287)	(74,472)
Net Cash Used in Investing Activities	(1,379,690)	(1,996,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,164,015)	-
Loan Origination Fees	-	(11,110)
Repurchase of Common Stock	(238,612)	-
Dividends Paid	(674,171)	(621,031)
Net Cash Used in Financing Activities	(2,076,798)	(632,141)

NET INCREASE IN CASH	2,624,547	3,696,121

CASH at Beginning of Period	2,993,000	1,584,769

CASH at End of Period	$5,617,547	$5,280,890

Supplemental cash flow information:
Cash paid for interest	$679,202	$898,488
Net cash paid for income taxes	$300,000	$337,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Restricted Stock Grant				(5,174)		(5,174)
Exercise of RSUs	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					2,620,808	2,620,808
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(1,977,176)			(1,977,176)

BALANCE on March 31, 2020	5,179,866	$8,633,111	$(2,163,271)	$57,465	$73,908,545	$80,435,850

	THREE MONTHS ENDED MARCH 31, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				20,112		20,112
Net Income					2,292,300	2,292,300
Dividends					(621,031)	(621,031)
Unrealized Loss on Interest Rate Swap			(115,696)			(115,696)

BALANCE on March 31, 2019	5,181,249	$8,635,415	$(406,717)	$99,896	$67,957,596	$76,286,190

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $2,221,159 and $2,205,382 for the three months ended March 31, 2020 and 2019. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of March 31, 2020 and December 31, 2019 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2015 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2020 and December 31, 2019 we had no interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019

	Basic	Diluted	Basic	Diluted

Net Income	$2,620,808	$2,620,808	$2,292,300	$2,292,300

Weighted-average common shares outstanding	5,188,863	5,192,404	5,177,255	5,183,576

Net income per share	$0.51	$0.50	$0.44	$0.44

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019

	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,188,863	5,188,863	5,177,255	5,177,255

Unvested RSU's	-	3,541	-	6,321

Weighted-average common shares outstanding	5,188,863	5,192,404	5,177,255	5,183,576

Dividends per share have historically been declared quarterly by the Nuvera (Board of Directors) BOD.

Recent Accounting Developments

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 was permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statement (if any).

We have reviewed all other significant newly issued accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Revenue Recognition

The Company recognizes revenue based on the following single principles-based, five-step model that is applied to all contracts with customers. These steps include (1) identify the contact(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Voice services¹	$1,944,528	$2,076,203
Network access¹	1,680,561	2,046,026
Video ¹	2,978,285	2,986,386
Data ¹	5,163,503	4,968,280
Directory²	208,005	202,049
Other contracted revenue³	602,542	573,342
Other[4]	252,542	184,035

Revenue from customers	12,829,966	13,036,321

Subsidy and other revenue outside scope of ASC 606[5]	3,337,092	2,936,097

Total revenue	$16,167,058	$15,972,418

¹ Month-to-Month contracts billed and cosumed in the same month.

² Directory revenue is contracted annually, however, this revenue is recognized monthly over the contract period as the advertising is used.

³ This includes long-term contracts where the revenue is recognized monthly over the term of the contract.

[4]This includes CPE and other equipment sales.

[5]This includes governmental subsidies and lease revenue outside the scope of ASC 606.

For the three months ended March 31, 2020, approximately 77.80% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.56% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Services – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our Voice Over Internet Protocol (VoIP) digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Video – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local cable TV (CATV), satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Data – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Interstate access rates are established by a nationwide pooling of companies known as the NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by interexchange carriers (IXC’s). We believe this trend will continue.

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

With the acquisition of Scott-Rice Telephone Co. (Scott-Rice) on July 31, Nuvera now receives FUSF support for Scott-Rice. The remainder of the Company receives funding from A-CAM as mentioned below. Scott-Rice’s settlements from the pools are based on nationwide average schedules.

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our companies receive funding from A-CAM.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations.

On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations, which was a $106,214 increase per year and (ii) $8,354,481 for its Minnesota operations, which was a $706,273 increase per year. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. In 2019, the Company received a true-up for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer for the next ten years.

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Quarter Ended March 31,
	2020	2019
Accounts receivable, net	$1,650,310	$2,708,215
Contract assets	207,909	43,939
Contract liabilities	867,467	505,443

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. In 2019, we expanded our commission plans and began deferring and amortizing these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the new renewal contract is commensurate with the commission on the initial contract. During the quarters ended March 31, 2020 and 2019, the Company recognized expenses of $13,547 and $1,894, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. We recognized approximately $214,000 of contract liabilities in the first quarter of 2020 and approximately $81,000 in the first quarter of 2019.

Receivables

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2020. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of March 31, 2020.

Right of Use Asset	Balance March 31, 2020	Balance December 31, 2019
Operating Lease right-of-use assets	$1,443,514	$1,558,164

Operating Lease Liability	Balance March 31, 2020	Balance December 31, 2019
Short-Term Operating Lease Liability	$373,218	$415,949
Long-Term Operating Lease Liability	1,080,030	1,146,132
Total	$1,453,248	$1,562,081

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance March 31, 2020
2020 (remaining)	$368,305
2021	290,162
2022	276,299
2023	276,299
2024	164,648
Thereafter	410,595
Total	1,786,308
Less Imputed interest	(333,060)
Present Value of Operating Leases	$1,453,248

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2020 and 2019 was $138,084 and $132,267.

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

We have entered into interest rate swap agreements (IRSAs) with our lender, CoBank, to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2019. As of March 31, 2020, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at March 31, 2020 and December 31, 2019.

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

The components of our identified intangible assets are as follows:

		March 31, 2020		December 31, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$23,564,700	$42,878,445	$22,815,928
Regulatory Rights	15 yrs	4,000,000	3,266,637	4,000,000	3,199,971
Trade Name	3-5 yrs	880,106	672,907	880,106	657,402
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,758,551	$27,504,244	$50,758,551	$26,673,301

Net Identified Intangible Assets			$23,254,307		$24,085,250

Amortization expense related to the definite-lived intangible assets was $830,943 and $830,943 for the three months ended March 31, 2020 and 2019. Amortization expense for the remaining nine months of 2020 and the five years subsequent to 2020 is estimated to be:

• (April 1 – December 31)	$2,492,838
• 2021	$3,323,726
• 2022	$1,952,376
• 2023	$1,660,295
• 2024	$1,623,654
• 2025	$1,618,732

Note 6 – Secured Credit Facility

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of March 31, 2020, our IRSA covered $14,120,450, with a weighted average rate of 5.52%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of March 31, 2020, our IRSA covered $39,577,101, with a weighted average rate of 3.75%.

Our remaining debt of $11.3 million ($10.0 million available under the revolving credit facilities and $1.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.49%, as of March 31, 2020.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at March 31, 2020 is 2.15.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At March 31, 2020, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Our IRSAs under our credit facilities both qualify as a cash flow hedges for accounting purposes under GAAP. We reflect the effect of this hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2020, the fair value liability of these swaps were $3,027,247, which has been recorded net of deferred tax benefit of $863,976, resulting in the $2,163,271 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In 2019 we recorded a loss on one of our investments of $104,044.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of March 31, 2020, we have recorded a liability of $308,531 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the 2017 Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2020, 583,244 shares remain available to be issued under the 2017 Plan.

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted awards to the Company’s executive officers under the 2017 Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs’ which is determined by our BOD. Forfeitures of RSUs are accounted for as they occur. Each executive officer received or will receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three year period. The ROIC target is set by the BOD. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued and outstanding are as follows:

Restricted Stock Units Issued/(Forfeited)
	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2018	8,717	5,000
Issued	3,172	-	$19.26	12/13/2021
Issued	-	4,781	$19.26	12/31/2021
Issued	1,913	-	$20.00	12/31/2022
Excercised	(4,399)	-	$18.50	12/10/2019
Forfeited	(1,024)	-
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Excercised	(3,316)	(3,348)	$19.00	12/31/2019
Forfeited	-	(3,283)
Balance at March 31, 2020	9,226	9,611

Note 11 – Segment Information

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

The Communications Segment operates the following incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs) and has investment ownership interests as follows:

Communications Segment

●	ILECs:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera.

●	CLECs:
	▪	Nuvera, located in Redwood Falls, Minnesota; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota;

	▪	SM Broadband, LLC (SMB) – 10.00% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In November 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $422,786 for these projects as of March 31, 2020.

In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects will begin in the spring of 2020. We have not yet received any funds for these projects as of March 31, 2020.

Note 14 – Subsequent Events

On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration’s (SBA) Payroll Protection Program (PPP). The PPP is designed to provide a direct incentive for small businesses to keep their workers employed during the Coronavirus (COVID-19) crisis. The SBA will forgive loans if all employees are kept on the payroll for eight weeks starting April 16, 2020 and the money is used for payroll, rent or utilities. Nuvera intends to retain employment of all employees through this time frame and follow all the SBA rules regarding this loan. See Item 5 – Other Information and Exhibit 10.1 for information regarding this loan including the terms of the loan.

On May 6, 2020, the Company’s BOD decided that, given the continuing uncertainty about the severity and duration of the COVID-19 pandemic and its potential effect on the country’s economy generally and on the Company’s future sales and profitability specifically, as well as the Company’s need to preserve its liquidity and capital resources, the Company will (i) suspend declaring and paying a dividend in the second quarter of 2020 and (ii) temporarily suspend future purchases under its Stock Repurchase Program. The Company will continue to monitor the COVID-19 pandemic and make decisions about future dividends and stock repurchases as more information becomes available.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

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

Impact of COVID-19 on Our Business

The recent COVID-19 pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital. The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As of the date of this filing, while the company’s facilities and in-market locations continue to operate, we did restrict public access to our offices and halted all customer in-location service installations and are performing those installations remotely, which negatively impacted the growth in our customer base and may negatively impact sales until the COVID-19 pandemic moderates. We have required all non-essential employees to work from home. The COVID-19 pandemic has also increased traffic on our networks as the State of Minnesota has issued executive orders requiring remote-learning for schools, the shutdown of non-essential businesses and a work-from home order for many workers in multiple industries. We have seen an increase in customers for our internet product including increased demand for higher bandwidth speeds, but a decline in customers for our other products and services. We also expect that due to number of job losses due to the COVID-19 pandemic that a number of customers may have difficulty in paying for their existing services and our ability to ultimately retain those customers. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis. We are experiencing disruptions in our business as we implement modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Certain states, including Minnesota, have issued executive orders requiring all workers remain at home, unless their work is critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees are performing, particularly with respect to providing network services critical to long-distance learning, remote business functions and home entertainment options is critical and essential. We continue to and plan to continue to retain our current workforce to ensure the smooth operations of our networks and services. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes limiting or eliminating discretionary spending and non-essential capital investment expenditures. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of our services, including impacts on content delivery networks and; and any stoppages, disruptions or increased costs associated with our operations. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product installation, that our members are used to which could negatively impact their perception of our service resulting in an increase in service cancellations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Executive Summary

Highlights:

•      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects will begin in the spring of 2020. We have not yet received any funds for these projects as of March 31, 2020.

•      On August 29, 2019, the Company entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July, 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

•      Net income for the first quarter of 2020 totaled $2,620,808, which was a $328,508, or 14.33% increase compared to the first quarter of 2019. This increase was primarily due to decreased interest expense and an increased CoBank patronage credit, partially offset by a decrease in operating income, all of which are described below.

•      Consolidated revenue for the first quarter of 2020 totaled $16,167,058, which was a $194,640 or 1.22% increase compared to the first quarter of 2019. This increase was primarily due to increased data revenue and increased A-CAM funding, partially offset by decreases in local service and network access revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2020.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,612 or 6.11% for the twelve months ended March 31, 2020 due to the reasons mentioned above.

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

Financial results for the Communications Segment are included below:

Communications Segment
	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Operating Revenues
Local Service	$1,748,696	$1,853,933	$(105,237)	-5.68%
Network Access	1,631,942	1,997,255	(365,313)	-18.29%
Video	2,981,594	2,989,037	(7,443)	-0.25%
Data	5,651,518	5,401,710	249,808	4.62%
A-CAM/FUSF	3,099,035	2,738,373	360,662	13.17%
Other	1,054,273	992,110	62,163	6.27%
Total Operating Revenues	16,167,058	15,972,418	194,640	1.22%

Cost of Services, Excluding Depreciation and Amortization	6,936,497	6,550,524	385,973	5.89%
Selling, General and Administrative	2,670,868	2,719,731	(48,863)	-1.80%
Depreciation and Amortization Expenses	3,052,102	3,036,325	15,777	0.52%
Total Operating Expenses	12,659,467	12,306,580	352,887	2.87%

Operating Income	$3,507,591	$3,665,838	$(158,247)	-4.32%

Net Income	$2,620,808	$2,292,300	$328,508	14.33%

Capital Expenditures	$1,754,189	$2,312,530	$(558,341)	-24.14%

Key metrics
Access Lines	24,771	26,383	(1,612)	-6.11%
Video Customers	11,458	12,114	(656)	-5.42%
Broadband Customers	26,841	25,943	898	3.46%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,748,696, which is $105,237 or 5.68% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to decrease in access lines, partially offset by a combination of rate increases introduced into several of our markets in the first quarter of 2020.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,631,942, which is $365,313 or 18.29% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $2,981,594, which is $7,443 or 0.25% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,651,518, which is $249,808 or 4.62% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase in data customers. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $3,099,035, which is $360,662 or 13.17% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to the receipt of additional A-CAM funds.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,054,273, which is $62,163 or 6.27% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $6,936,497, which is $385,973 or 5.89% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and the cost to maintain a highly-skilled workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,670,868, which is $48,863 or 1.80% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to the additional costs in 2019 associated with the acquisition of Scott-Rice that did not reoccur in 2020.

Depreciation and Amortization

Depreciation and amortization was $3,052,102, which is $15,777 or 0.52% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,507,591, which is $158,247 or 4.32% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $683,663, which is $254,158 or 27.10% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to lower outstanding debt balances and lower interest rates in connection with our credit facility with CoBank.

Interest and dividend income was $46,193, which is $25,416 or 122.33% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase in dividend income earned on our investments.

Other income for the three months ended March 31, 2020 and 2019 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2020 was $647,369, compared to $403,786 allocated and received in 2019. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $81,331, which is $17,181 or 17.44% lower in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $1,019,201, which is $127,752 or 14.33% higher in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase in CoBank patronage dividends and a decrease in interest expense, partially offset by a decrease in operating income. The effective income tax rate for the three months ending March 31, 2020 and 2019 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $134,880,604 at March 31, 2020, reflecting 59.6% equity and 40.4% debt. This compares to a capital structure of $136,342,185 at December 31, 2019, reflecting 59.2% equity and 40.8% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.15 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, revolving credit facility and funds received under the PPP Loan in April, are available to finance ongoing operating requirements, including critical capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2020 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At March 31, 2020 we had working capital deficit of $164,408. Also at March 31, 2020, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital deficit as of March 31, 2020 was primarily the result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility, partially offset by the increased cash balances.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions, including the impact of COVID-19 on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and the receipt of PPP Loan funds, and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing.

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it have created and are expected to create volatility with our future cash flows. Our future cash flows are expected to be impacted by our customer’s inability to pay for their existing services or their inability to aquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We have implemented a Company policy whereby we are conserving cash by eliminating discretionary spending and limiting our CapEx spending to critical projects including fulfilling our A-CAM build requirements. We are experiencing disruptions in our business as we implement these modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$6,081,035	$6,324,342
Investing activities	(1,379,690)	(1,996,080)
Financing activities	(2,076,798)	(632,141)
Increase in cash	$2,624,547	$3,696,121

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2020 was $6,081,035, compared to cash generated by operations of $6,324,342 in the first three months of 2019. The decrease in cash flows from operating activities in 2020 was primarily due to the timing of receivables and inventories, partially offset by the timing of accounts payable and other accrued liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at March 31, 2020 was $5,617,547, compared to $2,993,000 at December 31, 2019.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $1,379,960 during the first three months of 2020 compared to $1,996,080 for the first three months of 2019. Capital expenditures relating to on-going operations were $1,754,189 for the three months ended March 31, 2020, compared to $2,312,530 for the three months ended March 31, 2019. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit. We believe that our current operations will provide adequate cash flows to fund our critical plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2019, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 was $2,076,798. This included long-term debt repayments of $1,164,015, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2019 was $632,141. This included loan origination fees of $11,110 and the distribution of $621,031 of dividends to our stockholders.

Working Capital

We had a working capital deficit (i.e. current assets minus current liabilities) of $164,408 as of March 31, 2020, with current assets of approximately $12.2 million and current liabilities of approximately $12.3 million, compared to a working capital deficit of $2,146,745 as of December 31, 2019. The ratio of current assets to current liabilities was 0.99 and 0.81 as of March 31, 2020 and December 31, 2019. The working capital deficit at March 31, 2020 was primarily the result of result of the utilization of operating cash flows to fund operations and purchase capital equipment in lieu of using our revolving credit facility, partially offset by the increased cash balances.

At March 31, 2020 and December 31, 2019 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.13 per share for the first quarter of 2020 and $0.12 per share for the first quarter of 2019, which totaled $674,171 for the first quarter of 2020 and $621,031 for the first quarter of 2019.

Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at March 31, 2020 is 2.15.

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs.

On May 6, 2020, the Company’s BOD decided that, given the continuing uncertainty about the severity and duration of the COVID-19 pandemic and its potential effect on the country’s economy generally and on the Company’s future sales and profitability specifically, as well as the Company’s need to preserve its liquidity and capital resources, the Company will (i) suspend declaring and paying a dividend in the second quarter of 2020 and (ii) temporarily suspend future purchases under its Stock Repurchase Program. The Company will continue to monitor the COVID-19 pandemic and make decisions about future dividends and stock repurchases as more information becomes available.

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

Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

Average Price Paid per Share

Period
January 1 - March 31, 2020	13,496	$17.68	$3,647,263

(1) The total number of shares purchased includes: (i) shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

PPP Loan and Consent

On April 16, 2020, Nuvera received approximately $2.9 million in support from the U.S. federal government under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens Bank Minnesota as the lender (Note), which is filed as Exhibit 10.1 to this Form 10-Q and incorporated by reference herein.

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the eight-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other reasons, if Nuvera terminates employees or reduces salaries or wages during the eight-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults on other indebtedness, breaches of representations, and material adverse changes.

In connection with the PPP Loan, Nuvera also received a Consent regarding the PPP Loan, dated as of April 13, 2020 from CoBank, pursuant to Nuvera’s Second Amended and Restated Master Loan Agreement with CoBank, dated as of July 31, 2018, as amended, which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit

Number            Description

3.2                   Bylaws of Nuvera Communications, Inc., as amended on April 1, 2020.

10.1                 Promissory Note dated as of April 16, 2020 from Nuvera Communications, Inc. to Citizens Bank Minnesota for $2,889,000 under United States Small Business Administration Payroll Protection Program.

10.2                  Consent dated as of April 13, 2020 from CoBank, ACB to Nuvera Communications, Inc regarding the Payroll Protection Program and Nuvera’s $2,889,000 Small Business Administration Loan from Citizens Bank Minnesota.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 11, 2020	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 11, 2020	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer