Form 10-Q
period 2020-06-30
Nuvera Communications, Inc.
filed 2020-08-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2020

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

The total number of shares of the registrant’s common stock outstanding as of August 10, 2020: 5,199,101.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

OPERATING REVENUES:
Local Service	$1,682,358	$1,827,178	$3,431,054	$3,681,111
Network Access	1,584,838	1,778,167	3,216,780	3,775,422
Video	3,096,144	3,048,826	6,077,738	6,037,863
Data	5,830,858	5,401,856	11,482,376	10,803,566
A-CAM/FUSF	2,994,620	3,365,229	6,093,655	6,103,602
Other Non-Regulated	955,145	1,047,115	2,009,418	2,039,225
Total Operating Revenues	16,143,963	16,468,371	32,311,021	32,440,789

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,150,455	3,017,078	6,201,071	5,873,706
Cost of Video	2,578,119	2,677,029	5,207,728	5,262,655
Cost of Data	815,337	576,486	1,657,399	1,173,793
Cost of Other Nonregulated Services	338,029	556,161	752,239	1,067,124
Depreciation and Amortization	3,048,424	3,013,579	6,100,526	6,049,904
Selling, General and Administrative	2,557,721	2,399,875	5,228,589	5,119,606
Total Operating Expenses	12,488,085	12,240,208	25,147,552	24,546,788

OPERATING INCOME	3,655,878	4,228,163	7,163,469	7,894,001

OTHER (EXPENSE) INCOME
Interest Expense	(610,694)	(894,568)	(1,294,357)	(1,832,389)
Interest/Dividend Income	52,336	90,281	98,529	111,058
Interest During Construction	26,373	39,381	67,561	76,082
Gain (Loss) on Investments	52,881	-	52,881	(104,044)
CoBank Patronage Dividends	-	-	647,369	403,786
Other Investment Income	78,883	89,405	160,214	187,917
Total Other Income (Expense)	(400,221)	(675,501)	(267,803)	(1,157,590)

INCOME BEFORE INCOME TAXES	3,255,657	3,552,662	6,895,666	6,736,411

INCOME TAXES	911,580	994,742	1,930,781	1,886,191

NET INCOME	$2,344,077	$2,557,920	$4,964,885	$4,850,220

NET INCOME PER SHARE
Basic	$0.45	$0.49	$0.96	$0.94
Diluted	$0.45	$0.49	$0.96	$0.93

DIVIDENDS PER SHARE	$0.0000	$0.1300	$0.1300	$0.2500

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,192,689	5,187,623	5,188,647	5,182,439
Diluted	5,197,589	5,195,740	5,192,868	5,189,658

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

Net Income	$2,344,077	$2,557,920	$4,964,885	$4,850,220

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(154,338)	(318,978)	(2,921,167)	(480,881)
Income Tax Benefit Related to Unrealized Losses on Interest Rate Swaps	44,048	91,037	833,701	137,244
Other Comprehensive Loss:	(110,290)	(227,941)	(2,087,466)	(343,637)

Comprehensive Income	$2,233,787	$2,329,979	$2,877,419	$4,506,583

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2020	December 31, 2019

CURRENT ASSETS:
Cash	$7,034,357	$2,993,000
Receivables, Net of Allowance for Doubtful Accounts of $240,000 and $120,000	1,972,245	2,356,742
Income Taxes Receivable	227,118	-
Materials, Supplies, and Inventories	3,059,864	2,827,159
Prepaid Expenses and Other Current Assets	1,476,039	826,873
Total Current Assets	13,769,623	9,003,774

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	22,423,365	24,085,250
Other Investments	9,878,492	9,453,578
Right of Use Asset	1,328,864	1,558,164
Other Assets	405,052	182,581
Total Investments and Other Assets	83,938,802	85,182,602

PROPERTY, PLANT & EQUIPMENT:
Telecommunications Plant	165,718,465	163,630,396
Other Property & Equipment	24,664,741	23,301,293
Video Plant	10,962,485	10,732,919
Total Property, Plant and Equipment	201,345,691	197,664,608
Less Accumulated Depreciation	133,929,918	129,605,576
Net Property, Plant & Equipment	67,415,773	68,059,032

TOTAL ASSETS	$165,124,198	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2020	December 31, 2019

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$5,975,363	$4,511,844
Accounts Payable	1,380,828	1,807,334
Accrued Income Taxes	-	729,600
Other Accrued Taxes	232,318	232,862
Deferred Compensation	318,586	311,047
Accrued Compensation	2,287,270	2,511,798
Other Accrued Liabilities	627,376	1,046,034
Total Current Liabilities	10,821,741	11,150,519

LONG-TERM DEBT, Net of Unamortized Loan Fees	50,230,430	51,072,286

NONCURRENT LIABILITIES:
Loan Guarantees	332,663	319,346
Deferred Income Taxes	15,636,355	16,470,055
Other Accrued Liabilities	1,295,049	1,454,777
Financial Derivative Instruments	3,181,585	260,418
Deferred Compensation	609,294	759,952
Total Noncurrent Liabilities	21,054,946	19,264,548

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,199,101 and 5,189,218 Shares Issued and Outstanding	8,665,169	8,648,697
Accumulated Other Comprehensive Loss	(2,273,561)	(186,095)
Unearned Compensation	100,440	189,255
Retained Earnings	76,525,033	72,106,198
Total Stockholders' Equity	83,017,081	80,758,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,124,198	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,964,885	$4,850,220
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,149,804	6,100,238
Unrealized Gains on Investments	(47,640)	104,044
Undistributed Earnings of Other Equity Investments	(168,189)	(204,422)
Noncash Patronage Refund	(143,692)	(100,946)
Stock Issued in Lieu of Cash Payment	174,548	201,662
Distributions from Equity Investments	-	200,000
Stock-based Compensation	(10,079)	54,149
Changes in Assets and Liabilities:
Receivables	387,342	1,233,888
Income Taxes Receivable	(227,118)	305,751
Materials, Supplies and Investments	(232,705)	(202,601)
Prepaid Expenses	(519,246)	(413,410)
Other Assets	(165,600)	(48,900)
Accounts Payable	(590,466)	(197,775)
Accrued Income Taxes	(729,600)	425,440
Other Accrued Taxes	(544)	11,852
Other Accrued Liabilities	(573,614)	(393,642)
Deferred Compensation	(143,119)	(24,278)
Net Cash Provided by Operating Activities	8,124,967	11,901,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,054,206)	(4,119,328)
Grants Received for Construction of Plant	422,786	390,922
Other, Net	(111,792)	(106,959)
Net Cash Used in Investing Activities	(3,743,212)	(3,835,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,316,615)	(1,152,600)
Loan Proceeds	2,889,000	-
Loan Origination Fees	-	(18,084)
Repurchase of Common Stock	(238,612)	-
Dividends Paid	(674,171)	(1,295,836)
Net Cash Used in Financing Activities	(340,398)	(2,466,520)

NET INCREASE IN CASH	4,041,357	5,599,385

CASH at Beginning of Period	2,993,000	1,584,769

CASH at End of Period	$7,034,357	$7,184,154

Supplemental cash flow information:
Cash paid for interest	$1,253,890	$1,803,485
Net cash paid for income taxes	$2,887,500	$1,155,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED JUNE 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2020	5,179,866	$8,633,111	$(2,163,271)	$57,465	$73,908,545	$80,435,850

Director's Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				42,975		42,975
Net Income					2,344,077	2,344,077
Unrealized Loss on Interest Rate Swap			(110,290)			(110,290)

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

	THREE MONTHS ENDED JUNE 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2019	5,181,249	$8,635,415	$(406,717)	$99,896	$67,957,596	$76,286,190

Director's Stock Plan	9,561	15,935			164,003	179,938
Restricted Stock Grant				34,037		34,037
Net Income					2,557,920	2,557,920
Dividends					(674,805)	(674,805)
Unrealized Loss on Interest Rate Swap			(227,941)			(227,941)

BALANCE on June 30, 2019	5,190,810	$8,651,350	$(634,658)	$133,933	$70,004,714	$78,155,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Directors' Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				37,801		37,801
Exercise of RSU's	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					4,964,885	4,964,885
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(2,087,466)			(2,087,466)

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

	SIX MONTHS ENDED JUNE 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Directors' Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				54,149		54,149
Net Income					4,850,220	4,850,220
Dividends					(1,295,836)	(1,295,836)
Unrealized Loss on Interest Rate Swap			(343,637)			(343,637)

BALANCE on June 30, 2019	5,190,810	$8,651,350	$(634,658)	$133,933	$70,004,714	$78,155,339

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $4,438,641 and $4,388,019 for the six months ended June 30, 2020 and 2019. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2020 and December 31, 2019 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2015 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2020 and December 31, 2019 we had no interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$2,344,007	$2,344,007	$2,557,920	$2,557,920	$4,964,885	$4,964,885	$4,850,220	$4,850,220

Weighted-average common shares outstanding	5,192,689	5,197,589	5,187,623	5,195,740	5,188,647	5,192,868	5,182,439	5,189,658

Net income per share	$0.45	$0.45	$0.49	$0.49	$0.96	$0.96	$0.94	$0.93

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,192,689	5,192,689	5,187,623	5,187,623	5,188,647	5,188,647	5,182,439	5,182,439

Unvested RSU's	-	4,900	-	8,117	-	4,221	-	7,219

Weighted-average common shares outstanding	5,192,689	5,197,589	5,187,623	5,195,740	5,188,647	5,192,868	5,182,439	5,189,658

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In March, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients for cash flow hedging relationships affected by reference rate reform are offered if certain criteria are met. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is evaluating ASU 2020-04 and considering the possible adoption of certain expedients offered.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for the fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 was permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statements, if any.

We have reviewed all other significant newly issued accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Revenue Recognition

The Company recognizes revenue based on the following single principles-based, five-step model that is applied to all contracts with customers. These steps include (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Voice services¹	$1,899,591	$2,046,301
Network access¹	1,633,236	1,827,592
Video ¹	3,094,230	3,045,927
Data ¹	5,336,635	4,919,624
Directory²	204,001	202,829
Other contracted revenue³	599,404	586,962
Other[4]	190,138	274,413

Revenue from customers	12,957,235	12,903,648

Subsidy and other revenue outside scope of ASC 606[5]	3,186,728	3,564,723

Total revenue	$16,143,963	$16,468,371

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

For the three months ended June 30, 2020, approximately 79.08% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.74% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.18% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2019, approximately 76.69% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.67% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Voice services¹	$3,844,119	$4,122,504
Network access¹	3,313,797	3,873,618
Video ¹	6,072,515	6,032,313
Data ¹	10,500,138	9,887,904
Directory²	412,006	404,878
Other contracted revenue³	1,201,946	1,160,304
Other[4]	442,680	458,448

Revenue from customers	25,787,201	25,939,969

Subsidy and other revenue outside scope of ASC 606[5]	6,523,820	6,500,820

Total revenue	$32,311,021	$32,440,789

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

For the six months ended June 30, 2020, approximately 78.44% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.19% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.37% of total revenue was from other sources including CPE and equipment sales and installation.

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

Video – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local cable TV (CATV), satellite dish TV and off-air TV service providers. We serve twenty-two communities with our Internet Protocol TV (IPTV) services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

The Company currently receives funding based on the Alternative Connect America Cost Model (A-CAM) as described below. With the acquisition of Scott-Rice Telephone Co. (Scott-Rice) on July 31, 2018, Nuvera also receives funding from the Federal Universal Service Fund (FUSF) for Scott-Rice. Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our companies receive funding from A-CAM.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations. On February 27, 2019, the Company’s Board of Directors (BOD) authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations, which was a $106,214 increase per year and (ii) $8,354,481 for its Minnesota operations, which was a $706,273 increase per year. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. In 2019, the Company received a true-up payment for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer for the next ten years.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30,
	2020	2019
Accounts receivable, net	$1,231,213	$2,010,035
Contract assets	264,400	87,739
Contract liabilities	632,767	466,132

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. In 2019, we expanded our commission plans and began deferring and amortizing these costs over the expected customer life as the contract obligations were satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the new renewal contact is commensurate with the commission on the initial contract. During the three months ended June 30, 2020 and 2019 the Company recognized expenses of $17,873 and $4,778, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2020 and 2019 the Company recognized expenses of $31,421 and $6,703, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contact liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenue that will be recognized monthly within one year. Short-term contact liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contact liabilities are included in noncurrent liabilities under other accrued liabilities. We recognized approximately $274,000 of contract liabilities in the three months ended June 30, 2020 and approximately $31,000 in the three months ended June 30, 2019. We recognized approximately $488,000 of contract liabilities in the six months ended June 30, 2020 and approximately $112,000 in the six months ended June 30, 2019.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2020. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of June 30, 2020.

Right of Use Asset	Balance June 30, 2020	Balance December 31, 2019
Operating Lease right-of-use assets	$1,328,864	$1,558,164

Operating Lease Liability	Balance June 30, 2020	Balance December 31, 2019
Short-Term Operating Lease Liability	$316,143	$415,949
Long-Term Operating Lease Liability	1,027,040	1,146,132
Total	$1,343,183	$1,562,081

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2020
2020 (remaining)	$236,038
2021	290,163
2022	276,299
2023	276,299
2024	164,648
Thereafter	410,595
Total	1,654,042
Less Imputed interest	(310,859)
Present Value of Operating Leases	$1,343,183

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and six months ended June 30, 2020 was $136,852 and $274,936. Lease expense for the three and six months ended June 30, 2019 was $34,200 and $68,401.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2019. As of June 30, 2020, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at June 30, 2020 and December 31, 2019.

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

The components of our identified intangible assets are as follows:

		June 30, 2020		December 31, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$24,313,471	$42,878,445	$22,815,928
Regulatory Rights	15 yrs	4,000,000	3,333,303	4,000,000	3,199,971
Trade Name	3-5 yrs	310,106	118,412	880,106	657,402
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,188,551	$27,765,186	$50,758,551	$26,673,301

Net Identified Intangible Assets			$22,423,365		$24,085,250

Amortization expense related to the definite-lived intangible assets was $1,661,885 and $1,661,885 for the six months ended June 30, 2020 and 2019. Amortization expense for the remaining six months of 2020 and the five years subsequent to 2020 is estimated to be:

● (July 1 – December 31)	$1,661,886
● 2021	$3,323,726
● 2022	$1,952,376
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of June 30, 2020, our IRSA covered $13,832,300, with a weighted average rate of 5.52%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of June 30, 2020, our IRSA covered $38,769,468, with a weighted average rate of 3.75%.

Our remaining debt of $11.2 million ($10.0 million available under the revolving credit facilities and $1.2 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.68%, as of June 30, 2020.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at June 30, 2020 is 2.15.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At June 30, 2020, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration’s (SBA) Payroll Protection Program (PPP), which was established as part of the Coronavirus Aid, Relief Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens Bank Minnesota as the lender.

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults or other indebtedness, breaches of representations, and material adverse changes. The Company has adhered to all guidelines under the terms of the Note and plans to apply for debt forgiveness in the third quarter of 2020.

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

Each month, we make interest payments to CoBank under its loan agreements based on the current applicable LIBOR Rateplus the contractual LIBOR margin then in effect with respect to the loan, without reflecting our IRSAs. At the end of each calendar month, CoBank adjustsour aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate. Net interest paymentsare reported in our consolidated income statement as interest expense.

Our IRSAs under our credit facilities qualifies as a cash flow hedges for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At June 30, 2020, the fair value liability of the swaps were $3,181,585, which has been recorded net of deferred tax benefit of $908,024, resulting in the $2,273,561 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In six months ended June 30, 2020 we recorded a gain of $47,640 and in the six months ended June 30, 2019 we recorded a loss of $104,044 on one of our investments.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of June 30, 2020, we have recorded a liability of $332,663 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (2017 Plan) effective May 25, 2017. The shareholders of the Company approved the 2017 Plan at the May 25, 2017 Annual Meeting of Shareholders. The 2017 Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2020, 570,980 shares remain available to be issued under the 2017 Plan.

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

RSUs currently issued or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2018	8,717	5,000
Issued	3,172	-	$19.26	12/31/2021
Issued	-	4,781	$19.26	12/31/2021
Issued	1,913	-	$20.00	12/31/2022
Excercised	(4,399)	-	$18.50	12/10/2019
Forfeited	(1,024)	-
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Excercised	(3,316)	(3,348)	$19.00	12/31/2019
Forfeited	-	(3,283)
Balance at June 30, 2020	9,226	9,611

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

Note 12– Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In November 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $422,786 for these projects as of June 30, 2020.

In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects will begin in 2020. We have not received any funds for these projects as of June 30, 2020.

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

Impact of Coronavirus (COVID-19) on Our Business

Through the second quarter of 2020, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining. We took actions intended to protect our employees and our customers that adversely affected our results. First, we restricted public access to our offices and halted all customer in-location service installations and performed those installations remotely, which resulted in lower sales and installations through the second quarter of 2020. Many of our locations have re-opened to the public but with restrictions which has caused lower customer traffic and lower sales. Second, many of our customers either closed their locations or operated at significantly diminished capacity as a result of local and national actions taken, such as stay-at-home mandates that reduced business activity, which negatively impacted sales and increased our customer churn for our legacy voice and video products. Third, the COVID-19 pandemic has increased traffic on our networks as the State of Minnesota had issued executive orders requiring remote-learning for schools, the shutdown of non-essential businesses and a work-from home order for many workers in multiple industries. Fourth, although we have seen an increase in customers for our internet product including increased demand for higher bandwidth speeds, that increase has not been able to offset the loss in customers we have experienced in our legacy voice and video products and we have experienced a decline in revenues in the second quarter of 2020 compared to the second quarter of 2019. We also expect that due to number of job losses due to the COVID-19 pandemic that a number of customers may have difficulty in paying for their existing services which will affect our ability to ultimately collect from and retain those customers. Fifth, social actions taken to mitigate the effects of the pandemic produced increased costs for us through significant demand for personal protection equipment and sanitation products to protect our employees and customers. At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease restrictions that were in place earlier in the period. This is having two effects. The first is to improve the outlook in the sales and installation of our internet products and the second is that the increased traffic on our networks has somewhat eased as we had made substantial investments in the second quarter of 2020 to accommodate the increased traffic we had seen on our networks due to the pandemic. However, as of the date of this filing, viral infections have begun to increase again and the State of Minnesota has implemented a mandatory mask requirement for all state residents, which may result in the resumption of restrictions in certain markets in which we operate. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis. With respect to liquidity, we continue to evaluate and limit costs and spending across our organization. This includes limiting or eliminating discretionary spending and non-essential capital investment expenditures. As of the end of second quarter of 2020, we have our entire $10M bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of our services, including impacts on content delivery networks and; and any stoppages, disruptions or increased costs associated with our operations. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product installation, that our customers are used to which could negatively impact their perception of our service resulting in an increase in service cancellations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Executive Summary

Highlights:

●      On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP. The PPP is designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA will forgive loans if all employees are kept on the payroll for a required period under the program starting April 16, 2020 and the loan funds are used for payroll, rent and utilities. Nuvera has retained employment of all employees through this period and followed all the SBA rules regarding this loan.

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects will begin in the spring of 2020. We have not yet received any funds for these projects as of June 30, 2020.

●      On August 29, 2019, the Company entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July, 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

●      On August 27, 2019, the Company announced that it had hired Glenn H. Zerbe as Chief Executive Officer (CEO) of the Company effective Tuesday, September 3, 2019. Mr. Zerbe most recently served as Vice President of Sales for Frontier Communications Corporation, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe replaced former CEO Bill D. Otis who announced his retirement on April 15, 2019. Mr. Otis’s actual retirement date was effective December 31, 2019. Mr. Otis will continue to provide consulting services to ensure a smooth and successful leadership transition. Mr. Otis will also continue to serve on the BOD after the effective date of his retirement. The Company recognized approximately $1.06 million of one-time expenses associated with the transition of the new CEO and payments to a former executive officer in 2019. A significant portion of these one-time expenses occurred in the third and fourth quarters of 2019.

●      On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019. In the second quarter of 2019, the Company received a true-up payment for support back to January 1, 2019 and an increased monthly payment representing the new revised A-CAM support offer.

●      Net income for the second quarter of 2020 totaled $2,344,077, which was a $213,843, or 8.36% decrease compared to the second quarter of 2019. This decrease was primarily due to a decrease in operating income, partially offset by a decrease in interest expense, all of which are described below.

●      Consolidated revenue for the second quarter of 2020 totaled $16,143,963, which was a $324,408 or 1.97% decrease compared to the second quarter of 2019. This decrease was primarily due to decreases in network access and local service revenues, partially offset by increases in data revenues. In the second quarter of 2019 we received a one-time true-up payment for past A-CAM offers in 2018 and 2019 which resulted in the increase in A-CAM revenues in 2019 compared to 2020.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2020.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the on-going effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,529 or 5.87% for the twelve months ended June 30, 2020 due to the reasons mentioned above.

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

Financial results for the Communications Segment are included below:

Communications Segment
	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Operating Revenues
Local Service	$1,682,358	$1,827,178	$(144,820)	-7.93%
Network Access	1,584,838	1,778,167	(193,329)	-10.87%
Video	3,096,144	3,048,826	47,318	1.55%
Data	5,830,858	5,401,856	429,002	7.94%
A-CAM/FUSF	2,994,620	3,365,229	(370,609)	-11.01%
Other Non-Regulated	955,145	1,047,115	(91,970)	-8.78%
Total Operating Revenues	16,143,963	16,468,371	(324,408)	-1.97%

Cost of Services, Excluding Depreciation and Amortization	6,881,940	6,826,754	55,186	0.81%
Selling, General and Administrative	2,557,721	2,399,875	157,846	6.58%
Depreciation and Amortization Expenses	3,048,424	3,013,579	34,845	1.16%
Total Operating Expenses	12,488,085	12,240,208	247,877	2.03%

Operating Income	$3,655,878	$4,228,163	$(572,285)	-13.54%

Net Income	$2,344,077	$2,557,920	$(213,843)	-8.36%

Capital Expenditures	$2,300,017	$1,806,798	$493,219	27.30%

Communications Segment
	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Operating Revenues
Local Service	$3,431,054	$3,681,111	$(250,057)	-6.79%
Network Access	3,216,780	3,775,422	(558,642)	-14.80%
Video	6,077,738	6,037,863	39,875	0.66%
Data	11,482,376	10,803,566	678,810	6.28%
A-CAM/FUSF	6,093,655	6,103,602	(9,947)	-0.16%
Other	2,009,418	2,039,225	(29,807)	-1.46%
Total Operating Revenues	32,311,021	32,440,789	(129,768)	-0.40%

Cost of Services, Excluding Depreciation and Amortization	13,818,437	13,377,278	441,159	3.30%
Selling, General and Administrative	5,228,589	5,119,606	108,983	2.13%
Depreciation and Amortization Expenses	6,100,526	6,049,904	50,622	0.84%
Total Operating Expenses	25,147,552	24,546,788	600,764	2.45%

Operating Income	$7,163,469	$7,894,001	$(730,532)	-9.25%

Net Income	$4,964,885	$4,850,220	$114,665	2.36%

Capital Expenditures	$4,054,206	$4,119,328	$(65,122)	-1.58%

Key metrics
Access Lines	24,540	26,069	(1,529)	-5.87%
Video Customers	11,218	12,028	(810)	-6.73%
Broadband Customers	27,066	26,091	975	3.74%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,682,358, which is $144,820 or 7.93% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $3,431,054 which is $250,057 or 6.79% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to a decrease in access lines, partially offset by a combination of rate increases introduced into several of our markets in the first quarter of 2020.

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

Network Access – Weprovide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,584,838, which is $193,329 or 10.87% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $3,216,780, which is $558,642 or 14.80% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to lower minutes of use on our network.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $3,096,144, which is $47,318 or 1.55% higher in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $6,077,738, which is $39,875 or 0.66% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years, partially offset by a decline in customers.

Data – Weprovide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,830,858, which is $429,002 or 7.94% higher in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $11,482,376, which is $678,810 or 6.28% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily due to an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $2,994,620, which is $370,609 or 11.01% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. A-CAM/FUSF support totaled $6,093,655, which is $9,947 or 0.16% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. In the second quarter of 2019 we received a one-time true-up payment for past A-CAM offers in 2018 and 2019 which resulted in the increase in A-CAM revenues in 2019 compared to 2020.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and serviceof CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $955,145, which is $91,970 or 8.78% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $2,009,418, which is $29,807 or 1.46% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to decreases in the sales and installation of CPE due to the on-going effects of COVID-19.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $6,881,940, which is $55,186 or 0.81% higher in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $13,818,437, which is $441,159 or 3.30% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and the cost to maintain a highly-skilled workforce, partially offset by cost containment measures implemented by the Company due to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,557,721, which is $157,846 or 6.58% higher in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $5,228,589, which is $108,983 or 2.13% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization was $3,048,424, which is $34,845 or 1.16% higher in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $6,100,526, which is $50,622 or 0.84% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,655,878, which is $572,285 or 13.54% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Operating income was $7,163,469, which is $730,532 or 9.25% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to lower operating revenues and higher operating expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $610,694, which is $283,874 or 31.73% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $1,294,357, which is $538,032 or 29.36% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to lower outstanding debt balances and lower interest rates in connection with our credit facility with CoBank.

Interest and dividend income was $52,336, which is $37,945 or 42.03% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $98,529, which is $12,529 or 11.28% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were primarily due to decreases in dividend income earned on our investments due to the timing of those dividend payments.

Other income for the six months ended June 30, 2020 and 2019 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2020 was $647,369, compared to $403,786 allocated and received in 2019. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $78,883, which is $10,522 or 11.77% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and was $160,214, which is $27,703 or 14.74% lower in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $911,580, which is $83,162 or 8.36% lower in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily due to a decrease operating income, partially offset by a decrease in interest expense. Income tax expense was $1,930,781, which is $44,590 or 2.36% higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to an increase CoBank patronage dividends and a decrease in interest expense, partially offset by a decrease in operating income. The effective income tax rate for the six months ending June 30, 2020 and 2019 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $139,222,874 at June 30, 2020, reflecting 59.6% equity and 40.4% debt. This compares to a capital structure of $136,342,185 at December 31, 2019, reflecting 59.2% equity and 40.8% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.15 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, revolving credit facility and funds received under the PPP Loan in April (which were used to fund payroll costs), are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivables.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2020 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At June 30, 2020 we had a working capital surplus of $2,947,882. Also, at June 30, 2020, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of June 30, 2020 was primarily the result of increased cash balances.

Cash Flows

We expect our liquidity needs to include capital expenditures, payment of interest and principal on our indebtedness, income taxes and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions, including the impact of COVID-19 on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and the receipt of PPP Loan funds (which were used to fund payroll costs), and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing.

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it have created and are expected to create volatility with our future cash flows. Our future cash flows are expected to be impacted by our customer’s inability to pay for their existing services or their inability to acquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We have implemented a Company policy whereby we are conserving cash by eliminating discretionary spending and limiting our CapEx spending to critical projects including fulfilling our A-CAM build requirements. We are experiencing disruptions in our business as we implement these modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$8,124,967	$11,901,270
Investing activities	(3,743,212)	(3,835,365)
Financing activities	(340,398)	(2,466,520)
Increase in cash	$4,041,357	$5,599,385

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2020 was $8,124,967, compared to cash generated by operations of $11,901,270 in the first six months of 2019. The decrease in cash from operating activities in 2020 was primarily due to the timing of receipts of receivables, payables and income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at June 30, 2020 was $7,034,357 compared to $2,993,000 at December 31, 2019.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $3,743,212 during the first six months of 2020 compared to $3,835,365 during the first six months of 2019. Capital expenditures relating to on-going operations were $4,054,206 for the six months ended June 30, 2020 compared to $4,119,328 for the six months ended June 30, 2019. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2020, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2020 was $340,398. This included long-term debt repayments of $2,316,615, the issuance of debt (PPP loan funds) of $2,889,000, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to stockholders. Cash used in financing activities for the six months ended June 30, 2019 was $2,466,520. This included long-term debt repayments of $1,152,600, loan origination fees of $18,084 and the distribution of $1,295,836 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $2,947,882 as of June 30, 2020, with current assets of approximately $13.8 million and current liabilities of approximately $10.8 million, compared to a working capital deficit of $2,146,745 as of December 31, 2019. The ratio of current assets to current liabilities was 1.27 and 0.81 as of June 30, 2020 and December 31, 2019. The working capital surplus at June 30, 2020 was primarily the result of increased cash balances.

At June 30, 2020 and December 31, 2019 we were in compliance with all stipulated financial ratios in our loan agreements.

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

We declared a quarterly dividend of $0.13 per share for the first quarter of 2020, which totaled $674,171 for the first quarter. We declared a quarterly dividend of $0.13 per share for the second quarter of 2019 and $0.12 per share for the first quarter of 2019, which totaled $674,805 for the second quarter and $621,031 for the first quarter.

Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at June 30, 2020 is 2.15.

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

The following table summarizes stock repurchases for the six months ending June 30, 2020.

Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

Average Price Paid per Share

Period
January 1 – June 30, 2020	13,496	$17.68	$3,647,263
(1) The total number of shares purchased includes: (i) shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

PPP Loan and Consent

On April 16, 2020, Nuvera received approximately $2.9 million in support from the U.S. federal government under the PPP established as part of the Coronavirus Aid, Relief Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens Bank Minnesota as the lender.

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults or other indebtedness, breaches of representations, and material adverse changes.

In connection with the PPP Loan, Nuvera also received a Consent regarding the PPP Loan, dated as of April 13, 2020 from CoBank, pursuant to Nuvera’s Second Amended and Restated Master Loan Agreement with CoBank, dated as of July 31, 2018, as amended.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 10, 2020	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 10, 2020	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer