Form 10-Q
period 2020-09-30
Nuvera Communications, Inc.
filed 2020-11-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2020

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

The total number of shares of the registrant’s common stock outstanding as of November 9, 2020: 5,199,101.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
OPERATING REVENUES:
Local Service	$1,664,700	$1,785,759	$5,095,754	$5,466,870
Network Access	1,419,902	1,817,673	4,636,682	5,593,095
Video	3,081,057	3,016,376	9,158,795	9,054,239
Data	5,924,036	5,446,845	17,406,412	16,250,411
A-CAM/FUSF	2,995,736	3,019,922	9,089,391	9,123,524
Other Non-Regulated	1,255,142	1,064,399	3,264,560	3,103,624
Total Operating Revenues	16,340,573	16,150,974	48,651,594	48,591,763

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,201,938	3,075,977	9,403,009	8,949,683
Cost of Video	2,518,433	2,652,377	7,726,161	7,915,032
Cost of Data	915,104	861,684	2,572,503	2,035,477
Cost of Other Nonregulated Services	415,455	543,643	1,167,694	1,610,767
Depreciation and Amortization	3,019,123	3,035,666	9,119,649	9,085,570
Selling, General and Administrative	2,308,662	2,690,342	7,537,251	7,809,948
Total Operating Expenses	12,378,715	12,859,689	37,526,267	37,406,477

OPERATING INCOME	3,961,858	3,291,285	11,125,327	11,185,286

OTHER (EXPENSE) INCOME
Interest Expense	(613,541)	(827,380)	(1,907,898)	(2,659,769)
Interest/Dividend Income	5,936	22,122	104,465	133,180
Interest During Construction	25,946	49,525	93,507	125,607
Gain (Loss) on Investments	-	-	52,881	(104,044)
CoBank Patronage Dividends	-	-	647,369	403,786
Other Investment Income	36,956	71,718	197,170	259,635
Total Other Income (Expense)	(544,703)	(684,015)	(812,506)	(1,841,605)

INCOME BEFORE INCOME TAXES	3,417,155	2,607,270	10,312,821	9,343,681

INCOME TAXES	956,801	730,035	2,887,582	2,616,226

NET INCOME	$2,460,354	$1,877,235	$7,425,239	$6,727,455

NET INCOME PER SHARE
Basic	$0.47	$0.36	$1.43	$1.30
Diluted	$0.47	$0.36	$1.43	$1.30

DIVIDENDS PER SHARE	$0.0000	$0.1300	$0.1300	$0.3800

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,199,101	5,187,152	5,192,132	5,184,010
Diluted	5,205,684	5,197,326	5,197,140	5,192,214

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Net Income	$2,460,354	$1,877,235	$7,425,239	$6,727,455

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	147,875	108,133	(2,773,292)	(372,748)
Income Tax Benefit (Expense) Related to Unrealized Gains (Losses) on Interest Rate Swaps	(42,203)	(30,862)	791,498	106,382
Other Comprehensive Income (Loss):	105,672	77,271	(1,981,794)	(266,366)

Comprehensive Income	$2,566,026	$1,954,506	$5,443,445	$6,461,089

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2020	December 31, 2019

CURRENT ASSETS:
Cash	$6,891,742	$2,993,000
Receivables, Net of Allowance for Doubtful Accounts of $190,000 and $120,000	2,173,340	2,356,742
Income Taxes Receivable	120,318	-
Materials, Supplies, and Inventories	3,574,399	2,827,159
Prepaid Expenses and Other Current Assets	1,677,269	826,873
Total Current Assets	14,437,068	9,003,774

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	21,592,422	24,085,250
Other Investments	10,718,632	9,453,578
Right of Use Asset	1,264,266	1,558,164
Other Assets	232,318	182,581
Total Investments and Other Assets	83,710,667	85,182,602

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	168,648,423	163,630,396
Other Property & Equipment	25,066,903	23,301,293
Video Plant	11,105,390	10,732,919
Total Property, Plant and Equipment	204,820,716	197,664,608
Less Accumulated Depreciation	136,087,561	129,605,576
Net Property, Plant & Equipment	68,733,155	68,059,032

TOTAL ASSETS	$166,880,890	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2020		December 31, 2019

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$6,300,590	$4,511,844
Accounts Payable	1,725,943	1,807,334
Accrued Income Taxes	-	729,600
Other Accrued Taxes	172,583	232,862
Deferred Compensation	319,163	311,047
Accrued Compensation	2,410,261	2,511,798
Other Accrued Liabilities	652,230	1,046,034
Total Current Liabilities	11,580,770	11,150,519

LONG-TERM DEBT, Net of Unamortized Loan Fees	48,833,449	51,072,286

NONCURRENT LIABILITIES:
Loan Guarantees	321,446	319,346
Deferred Income Taxes	15,678,558	16,470,055
Other Accrued Liabilities	1,296,309	1,454,777
Financial Derivative Instruments	3,033,710	260,418
Deferred Compensation	530,364	759,952
Total Noncurrent Liabilities	20,860,387	19,264,548

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,199,101 and 5,189,218 Shares Issued and Outstanding	8,665,169	8,648,697
Accumulated Other Comprehensive Loss	(2,167,889)	(186,095)
Unearned Compensation	123,617	189,255
Retained Earnings	78,985,387	72,106,198
Total Stockholders' Equity	85,606,284	80,758,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,880,890	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,425,239	$6,727,455
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,193,566	9,159,487
Unrealized (Gains) Losses on Investments	(47,640)	104,044
Undistributed Earnings of Other Equity Investments	(225,680)	(274,078)
Noncash Patronage Refund	(143,692)	(100,946)
Stock Issued in Lieu of Cash Payment	234,522	261,636
Distributions from Equity Investments	100,000	200,000
Stock-based Compensation	13,098	90,311
Changes in Assets and Liabilities:
Receivables	186,608	1,292,931
Income Taxes Receivable	(120,318)	305,751
Materials, Supplies and Inventories	(747,240)	(385,600)
Prepaid Expenses	(780,450)	(393,269)
Other Assets	45,900	(36,900)
Accounts Payable	(137,845)	(622,853)
Accrued Income Taxes	(729,600)	495,476
Other Accrued Taxes	(60,279)	(51,786)
Other Accrued Liabilities	(359,911)	346,711
Deferred Compensation	(221,472)	(41,172)
Net Cash Provided by Operating Activities	13,624,806	17,077,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(7,894,696)	(7,939,722)
Grants Received for Construction of Plant	650,208	390,922
Other, Net	(1,044,785)	(139,815)
Net Cash Used in Investing Activities	(8,289,273)	(7,688,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,469,215)	(3,457,800)
Loan Proceeds	2,889,000	-
Changes in Revolving Credit Facility	56,207	-
Repurchase of Common Stock	(238,612)	(104,802)
Dividends Paid	(674,171)	(1,969,928)
Net Cash Used in Financing Activities	(1,436,791)	(5,532,530)

NET INCREASE IN CASH	3,898,742	3,856,053

CASH at Beginning of Period	2,993,000	1,584,769

CASH at End of Period	$6,891,742	$5,440,822

Supplemental cash flow information:
Cash paid for interest	$1,821,995	$2,631,805
Net cash paid for income taxes	$3,737,500	$1,815,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

Restricted Stock Grant				23,177		23,177
Net Income					2,460,354	2,460,354
Unrealized Gain on Interest Rate Swap			105,672			105,672

BALANCE on September 30, 2020	5,199,101	$8,665,169	$(2,167,889)	$123,617	$78,985,387	$85,606,284

	THREE MONTHS ENDED SEPTEMBER 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2019	5,190,810	$8,651,350	$(634,658)	$133,933	$70,004,714	$78,155,339

Restricted Stock Grant				36,162		36,162
Repurchase of Common Stock	(5,487)	(9,145)			(95,657)	(104,802)
Net Income					1,877,235	1,877,235
Dividends					(674,092)	(674,092)
Unrealized Gain on Interest Rate Swap			77,271			77,271

BALANCE on September 30, 2019	5,185,323	$8,642,205	$(557,387)	$170,095	$71,112,200	$79,367,113

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Directors' Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				60,978		60,978
Exercise of RSU's	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					7,425,239	7,425,239
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(1,981,794)			(1,981,794)

BALANCE on September 30, 2020	5,199,101	$8,665,169	$(2,167,889)	$123,617	$78,985,387	$85,606,284

	NINE MONTHS ENDED SEPTEMBER 30, 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Directors' Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				90,311		90,311
Repurchase of Common Stock	(5,487)	(9,145)			(95,657)	(104,802)
Net Income					6,727,455	6,727,455
Dividends					(1,969,928)	(1,969,928)
Unrealized Loss on Interest Rate Swap			(266,366)			(266,366)

BALANCE on September 30, 2019	5,185,323	$8,642,205	$(557,387)	$170,095	$71,112,200	$79,367,113

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our telephone companies. Telephone plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $6,626,821 and $6,592,743 for the nine months ended September 30, 2020 and 2019. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2020 and December 31, 2019 we had no unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2015 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2020 and December 31, 2019 we had no interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$2,460,354	$2,460,354	$1,877,235	$1,877,235	$7,425,239	$7,425,239	$6,727,455	$6,727,455

Weighted-average common shares outstanding	5,199,101	5,205,684	5,187,152	5,197,326	5,192,132	5,197,140	5,184,010	5,192,214

Net income per share	$0.47	$0.47	$0.36	$0.36	$1.43	$1.43	$1.30	$1.30

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,199,101	5,199,101	5,187,152	5,187,152	5,192,132	5,192,132	5,184,010	5,184,010

Unvested RSU's	-	6,583	-	10,174	-	5,008	-	8,204

Weighted-average common shares outstanding	5,199,101	5,205,684	5,187,152	5,197,326	5,192,132	5,197,140	5,184,010	5,192,214

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350).” ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this update should be applied on a prospective basis. ASU 2017-04 is effective for the Company beginning January 1, 2021. Early adoption is permitted. Management is evaluating the impact the adoption of ASU 2017-04 will have on the Company’s financial statements and does not expect that the new standard will have a material effect on our financial position, results of operations, or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company was originally required to adopt ASU 2016-13 for the fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 has subsequently been updated by ASU 2019-10 which moves the adoption period for public companies beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 was permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statements, if any.

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

Significant Judgements

The Company often provides multiple services to a customer. Provision of customer premise equipment (CPE) and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, data, or connectivity services. Judgement is required to determine whether provision of CPE, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2020 and 2019:

Three Months Ended September 30,
2020		2019
Voice services¹	$1,910,086	$2,008,878
Network access¹	1,467,317	1,866,177
Video ¹	3,078,909	3,013,306
Data ¹	5,423,260	4,962,492
Directory²	202,800	219,655
Other contracted revenue³	602,346	589,061
Other[4]	445,661	267,023

Revenue from customers	13,130,379	12,926,592

Subsidy and other revenue outside scope of ASC 606[5]	3,210,194	3,224,382

Total revenue	$16,340,573	$16,150,974

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

For the three months ended September 30, 2020, approximately 77.63% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.73% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended September 30, 2019, approximately 78.38% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.97% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.65% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30,
2020		2019
Voice services¹	$5,754,205	$6,131,382
Network access¹	4,781,114	5,739,795
Video ¹	9,151,424	9,045,619
Data ¹	15,923,398	14,850,396
Directory²	614,806	624,533
Other contracted revenue³	1,804,292	1,749,365
Other[4]	888,341	725,471

Revenue from customers	38,917,580	38,866,561

Subsidy and other revenue outside scope of ASC 606[5]	9,734,014	9,725,202

Total revenue	$48,651,594	$48,591,763

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

For the nine months ended September 30, 2020, approximately 78.17% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.01% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.82% of total revenue was from other sources including CPE and equipment sales and installation.

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

The Company currently receives funding based on the Alternative Connect America Cost Model (A-CAM) as described below, with the exception of Scott-Rice Telephone Co. (Scott-Rice), which receives funding from the Federal Universal Service Fund (FUSF). Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30,
	2020	2019
Accounts receivable, net	$1,431,947	$1,950,992
Contract assets	324,548	131,783
Contract liabilities	714,194	749,378

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. In 2019, we expanded our commission plans and began deferring and amortizing these costs over the expected customer life as the contract obligations were satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the new renewal contract is commensurate with the commission on the initial contract. During the three months ended September 30, 2020 and 2019 the Company recognized expenses of $21,967 and $6,681, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2020 and 2019 the Company recognized expenses of $53,388 and $13,384, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenue that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. We recognized approximately $320,000 of contract liabilities in the three months ended September 30, 2020 and approximately $45,000 in the three months ended September 30, 2019. We recognized approximately $808,000 of contract liabilities in the nine months ended September 30, 2020 and approximately $157,000 in the nine months ended September 30, 2019.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2020. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of September 30, 2020.

Right of Use Asset	Balance September 30, 2020	Balance December 31, 2019
Operating Lease right-of-use assets	$1,264,266	$1,558,164

Operating Lease Liability	Balance September 30, 2020	Balance December 31, 2019
Short-Term Operating Lease Liability	$273,839	$415,949
Long-Term Operating Lease Liability	1,008,272	1,146,132
Total	$1,282,111	$1,562,081

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance September 30, 2020
2020 (remaining)	$113,468
2021	301,376
2022	287,512
2023	286,959
2024	173,648
Thereafter	415,845
Total	1,578,808
Less Imputed interest	(296,697)
Present Value of Operating Leases	$1,282,111

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and nine months ended September 30, 2020 was $130,277 and $405,213. Lease expense for the three and nine months ended September 30, 2019 was $226,357 and $294,758.

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

Level 2

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs that are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques where one or more significant inputs or value drivers are unobservable.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2019. As of September 30, 2020, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at September 30, 2020 and December 31, 2019.

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

The components of our identified intangible assets are as follows:

		September 30, 2020		December 31, 2019
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$25,062,242	$42,878,445	$22,815,928
Regulatory Rights	15 yrs	4,000,000	3,399,969	4,000,000	3,199,971
Trade Name	3-5 yrs	310,106	133,918	880,106	657,402
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Total		$50,188,551	$28,596,129	$50,758,551	$26,673,301

Net Identified Intangible Assets			$21,592,422		$24,085,250

Amortization expense related to the definite-lived intangible assets was $2,492,828 and $2,492,827 for the nine months ended September 30, 2020 and 2019. Amortization expense for the remaining three months of 2020 and the five years subsequent to 2020 is estimated to be:

● (September 1 – December 31)	$830,943
● 2021	$3,323,726
● 2022	$1,952,376
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of September 30, 2020, our IRSA covered $13,544,150, with a weighted average rate of 5.52%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of September 30, 2020, our IRSA covered $37,961,835, with a weighted average rate of 3.75%.

Our remaining debt of $11.2 million ($9.9 million available under the revolving credit facilities and $1.2 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.65%, as of September 30, 2020.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents) is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2020 is 2.05.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At September 30, 2020, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults or other indebtedness, breaches of representations, and material adverse changes. The Company has adhered to all guidelines under the terms of the Note and applied for debt forgiveness in August, 2020.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At September 30, 2020, the fair value liability of the swaps were $3,033,710, which has been recorded net of deferred tax benefit of $865,821, resulting in the $2,167,889 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In the nine months ended September 30, 2020 we recorded a gain of $47,640 and in the nine months ended September 30, 2019 we recorded a loss of $104,044 on one of our investments.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of September 30, 2020, we have recorded a liability of $321,446 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

On February 24, 2017, our BOD adopted the 2017 Omnibus Stock Plan (the Plan) effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2020, 570,980 shares remain available to be issued under the Plan.

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted awards to the Company’s executive officers under the Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs’ which is determined by our BOD. Forfeitures of RSUs are accounted for as they occur. Each executive officer received or will receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three year period. The ROIC target is set by the BOD. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2018	8,717	5,000
Issued	3,172	-	$19.26	12/31/2021
Issued	-	4,781	$19.26	12/31/2021
Issued	1,913	-	$20.00	12/31/2022
Excercised	(4,399)	-	$18.50	12/10/2019
Forfeited	(1,024)	-
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Excercised	(3,316)	(3,348)	$19.00	12/31/2019
Forfeited	-	(3,283)
Balance at September 30, 2020	9,226	9,611

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

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2020. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In November 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $650,208 for these projects as of September 30, 2020.

In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not received any funds for these projects as of September 30, 2020.

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

Impact of Coronavirus (COVID-19) on Our Business

Through the third quarter of 2020, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining.

We took actions intended to protect our employees and our customers that adversely affected our results.

●      First, we restricted public access to our offices and halted all customer in-location service installations and performed those installations remotely, which resulted in lower sales and installations through the third quarter of 2020. Many of our locations have re-opened to the public but with restrictions which has caused lower customer traffic and lower sales;

●      Second, many of our customers either closed their locations or operated at significantly diminished capacity as a result of local and national actions taken, such as stay-at-home mandates that reduced business activity, which negatively impacted sales and increased our customer churn for our legacy voice and video products;

●      Third, the COVID-19 pandemic has increased traffic on our networks as the State of Minnesota had issued executive orders requiring remote-learning for schools, the shutdown of non-essential businesses and a work-from home order for many workers in multiple industries;

●      Fourth, although we have seen an increase in customers for our internet product including increased demand for higher bandwidth speeds, that increase has only slightly offset the loss in customers we have experienced in our legacy voice and video products. We also expect that due to number of job losses due to the COVID-19 pandemic that a number of customers may have difficulty in paying for their existing services which may affect our ability to ultimately collect from and retain those customers and;

●      Fifth, social actions taken to mitigate the effects of the pandemic produced increased costs for us through significant demand for personal protection equipment and sanitation products to protect our employees and customers.

At the end of the third quarter of 2020, many of the markets in which we operate had begun to ease restrictions that were in place earlier in the period. This is having two effects.

●      The first is to improve the outlook in the sales and installation of our internet products and;

●      The second is that the increased traffic on our networks has somewhat eased as we had made substantial investments in the second and third quarters of 2020 to accommodate the increased traffic we had seen on our networks due to the pandemic.

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

With respect to liquidity, we continue to evaluate and limit costs and spending across our organization. This includes limiting or eliminating discretionary spending and non-essential capital investment expenditures. As of the end of third quarter of 2020, we have a significant portion of our $10M bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Executive Summary

Highlights:

●      On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP. The PPP is designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA will forgive loans if all employees are kept on the payroll for a required period under the program starting April 16, 2020 and the loan funds are used for payroll, rent and utilities. Nuvera has retained employment of all employees through this period and followed all the SBA rules regarding this loan. The Company applied for debt forgiveness in August, 2020.

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not yet received any funds for these projects as of September 30, 2020.

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

●      Net income for the third quarter of 2020 totaled $2,460,354, which was a $583,119, or 31.06% increase compared to the third quarter of 2019. This increase was primarily due to an increase in operating income and a decrease in interest expense, all of which are described below.

●      Consolidated revenue for the third quarter of 2020 totaled $16,340,573, which was a $189,599 or 1.17% increase compared to the third quarter of 2019. This increase was primarily due to increases in data and other revenues, partially offset by decreases in network access and local service revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2020.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the on-going effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,405 or 5.50% for the twelve months ended September 30, 2020 due to the reasons mentioned above.

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

Financial results for the Communications Segment are included below:

Communications Segment
	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Operating Revenues
Local Service	$1,664,700	$1,785,759	$(121,059)	-6.78%
Network Access	1,419,902	1,817,673	(397,771)	-21.88%
Video	3,081,057	3,016,376	64,681	2.14%
Data	5,924,036	5,446,845	477,191	8.76%
A-CAM/FUSF	2,995,736	3,019,922	(24,186)	-0.80%
Other	1,255,142	1,064,399	190,743	17.92%
Total Operating Revenues	16,340,573	16,150,974	189,599	1.17%

Cost of Services, Excluding Depreciation and Amortization	7,050,930	7,133,681	(82,751)	-1.16%
Selling, General and Administrative	2,308,662	2,690,342	(381,680)	-14.19%
Depreciation and Amortization Expenses	3,019,123	3,035,666	(16,543)	-0.54%
Total Operating Expenses	12,378,715	12,859,689	(480,974)	-3.74%

Operating Income	$3,961,858	$3,291,285	$670,573	20.37%

Net Income	$2,460,354	$1,877,235	$583,119	31.06%

Capital Expenditures	$3,840,490	$3,820,394	$20,096	0.53%

Communications Segment
	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Operating Revenues
Local Service	$5,095,754	$5,466,870	$(371,116)	-6.79%
Network Access	4,636,682	5,593,095	(956,413)	-17.10%
Video	9,158,795	9,054,239	104,556	1.15%
Data	17,406,412	16,250,411	1,156,001	7.11%
A-CAM/FUSF	9,089,391	9,123,524	(34,133)	-0.37%
Other	3,264,560	3,103,624	160,936	5.19%
Total Operating Revenues	48,651,594	48,591,763	59,831	0.12%

Cost of Services, Excluding Depreciation and Amortization	20,869,367	20,510,959	358,408	1.75%
Selling, General and Administrative	7,537,251	7,809,948	(272,697)	-3.49%
Depreciation and Amortization Expenses	9,119,649	9,085,570	34,079	0.38%
Total Operating Expenses	37,526,267	37,406,477	119,790	0.32%

Operating Income	$11,125,327	$11,185,286	$(59,959)	-0.54%

Net Income	$7,425,239	$6,727,455	$697,784	10.37%

Capital Expenditures	$7,894,696	$7,939,722	$(45,026)	-0.57%

Key metrics
Access Lines	24,123	25,528	(1,405)	-5.50%
Video Customers	10,979	11,735	(756)	-6.44%
Broadband Customers	27,103	26,277	826	3.14%

Revenue

Local Service – We receive recurring revenue for basic local services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Local service revenue was $1,664,700, which is $121,059 or 6.78% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $5,095,754 which is $371,116 or 6.79% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to a decrease in access lines, which has been accelerated due to the on-going effects of COVID-19, partially offset by a combination of rate increases introduced into several of our markets in the first quarter of 2020.

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

Network Access – We provide access services to other telecommunications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to ILECs. Network access revenue was $1,419,902, which is $397,771 or 21.88% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $4,636,682 which is $956,413 or 17.10% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which has been accelerated due to the on-going effects of COVID-19.

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

Video – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video revenue was $3,081,057, which is $64,681 or 2.14% higher in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $9,158,795, which is $104,556 or 1.15% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years, partially offset by a decline in customers, which has been accelerated due to the on-going effects of COVID-19.

Data – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $5,924,036, which is $477,191 or 8.76% higher in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $17,406,412, which is $1,156,001 or 7.11% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were primarily due to an increase in data customers. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – Prior to 2017, the Company received support from the FUSF based on the pooling and redistribution of revenues based on a company’s actual or average costs. With the acquisition of Scott-Rice, the company now receives FUSF for Scott-Rice based on their average costs. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $2,995,736, which is $24,186 or 0.80% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. A-CAM/FUSF support totaled $9,089,391, which is $34,133 or 0.37% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were due to lower FUSF support received for Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,255,142, which is $190,743 or 17.92% higher in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $3,264,560, which is $160,936 or 5.19% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were primarily due to increases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,050,930, which is $82,751 or 1.16% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  This decrease was due to cost containment measures implemented by the Company due to COVID-19. Cost of services (excluding depreciation and amortization) was $20,869,367, which is $358,408 or 1.75% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and the cost to maintain a highly-skilled workforce, partially offset by cost containment measures implemented by the Company due to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,308,662, which is $381,680 or 14.19% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $7,537,251, which is $272,697 or 3.49% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to the Company recognizing one-time expenses associated with the transition of the new CEO, which occurred primarily in the third and fourth quarters of 2019 and did not reoccur in 2020 and the implementation of cost containment measures implemented by the Company due to COVID-19.

Depreciation and Amortization

Depreciation and amortization was $3,019,123, which is $16,543 or 0.54% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily due to portions of our legacy telephone network becoming fully depreciated. This decrease was partially offset by an in increase in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure to meet our customers’ demands for products and services. Depreciation and amortization was $9,119,649, which is $34,079 or 0.38% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,961,858, which is $670,573 or 20.37% higher in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to higher operating revenues and lower operating expenses, all of which are described above.  Operating income was $11,125,327, which is $59,959 or 0.54% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $613,541, which is $213,839 or 25.84% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $1,907,898, which is $751,871 or 28.27% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to lower outstanding debt balances and lower interest rates in connection with our credit facility with CoBank.

Interest and dividend income was $5,936, which is $16,186 or 73.17% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $104,465, which is $28,715 or 21.56% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These decreases were primarily due to decreases in dividend income earned on our investments due to the timing of those dividend payments.

Other income for the nine months ended September 30, 2020 and 2019 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2020 was $647,369, compared to $403,786 allocated and received in 2019. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $36,956, which is $34,762 or 48.47% lower in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and was $197,170, which is $62,465 or 24.06% lower in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Other investment income is primarily from our equity ownership in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $956,801, which is $226,766 or 31.06% higher in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase in operating income and a decrease in interest expense. Income tax expense was $2,887,582, which is $271,356 or 10.37% higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase in CoBank patronage dividends and a decrease in interest expense, partially offset by a decrease in operating income. The effective income tax rate for the nine months ending September 30, 2020 and 2019 was approximately 28.0%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $140,740,323 at September 30, 2020, reflecting 60.8% equity and 39.2% debt. This compares to a capital structure of $136,342,185 at December 31, 2019, reflecting 59.2% equity and 40.8% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.05 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, revolving credit facility and funds received under the PPP Loan in April (which were used to fund payroll costs), are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivables.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support the growth of our business; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2020 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At September 30, 2020 we had a working capital surplus of $2,856,298. Also, at September 30, 2020, we had $9.9 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of September 30, 2020 was primarily the result of increased cash balances.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$13,624,806	$17,077,198
Investing activities	(8,289,273)	(7,688,615)
Financing activities	(1,436,791)	(5,532,530)
Increase in cash	$3,898,742	$3,856,053

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2020 was $13,624,806, compared to cash generated by operations of $17,077,198 in the first nine months of 2019. The decrease in cash from operating activities in 2020 was primarily due to the timing of receipts of receivables, other accrued liabilities and income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at September 30, 2020 was $6,891,742 compared to $2,993,000 at December 31, 2019.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $8,289,273 during the first nine months of 2020 compared to $7,688,615 during the first nine months of 2019. Capital expenditures relating to on-going operations were $7,894,696 for the nine months ended September 30, 2020 compared to $7,939,722 for the nine months ended September 30, 2019. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2020, we had approximately $9.9 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2020 was $1,436,791. This included long-term debt repayments of $3,469,215, the issuance of debt (PPP loan funds) of $2,889,000, draws on our revolving credit facility of $56,207, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to stockholders. Cash used in financing activities for the nine months ended September 30, 2019 was $5,532,530. This included long-term debt repayments of $3,457,800, the repurchase of common stock of $104,802 and the distribution of $1,969,928 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $2,856,298 as of September 30, 2020, with current assets of approximately $14.4 million and current liabilities of approximately $11.6 million, compared to a working capital deficit of $2,146,745 as of December 31, 2019. The ratio of current assets to current liabilities was 1.25 and 0.81 as of September 30, 2020 and December 31, 2019. The working capital surplus at September 30, 2020 was primarily the result of increased cash balances.

At September 30, 2020 and December 31, 2019 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

On May 6, 2020, the Company’s BOD decided that, given the continuing uncertainty about the severity and duration of the COVID-19 pandemic and its potential effect on the country’s economy generally and on the Company’s future sales and profitability specifically, as well as the Company’s need to preserve its liquidity and capital resources, the Company would (i) suspend declaring and paying a dividend in the second quarter of 2020 and (ii) temporarily suspend future purchases under its Stock Repurchase Program.

On August 25, 2020, the Company’s BOD determined that it would (i) continue to suspend declaring and paying a dividend in the third quarter of 2020 and (ii) continue to temporarily suspend future purchases under its Stock Repurchase Program. The Company will continue to monitor the COVID-19 pandemic and make decisions about future dividends and stock repurchases as more information becomes available.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents, is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio at September 30, 2020 is 2.05.

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

The following table summarizes stock repurchases for the nine months ending September 30, 2020.

Period	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)	Average Price Paid per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - September 30, 2020	13,496	$17.68	$3,647,263

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

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults or other indebtedness, breaches of representations, and material adverse changes. The Company has adhered to all guidelines under the terms of the Note and applied for debt forgiveness in August, 2020.

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

NUVERA COMMUNICATIONS, INC.

Dated: November 9, 2020	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 9, 2020	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer