Form 10-K
period 2020-12-31
Nuvera Communications, Inc.
filed 2021-03-16
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2020

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $79,137,314. This calculation is based upon the closing price of $18.38 of the stock on June 30, 2020, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2021, the registrant had 5,200,689 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 27, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, these statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors (BOD) has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer (CEO), chief financial officer (CFO) and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the definitive proxy statement (2021 Proxy Statement) and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 115 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

Our principal line of business is the operation of seven communications companies. Our original business was founded in 1905 and consisted of the operation of a single communications company (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired our second communications company, Western Telephone Company (WTC). In 1993, we acquired our third communications company, Peoples Telephone Company (PTC). In 2008, we acquired our fourth communications company, Hutchinson Telephone Company (HTC). In 2012, we acquired our sixth communications company, Sleepy Eye Telephone Company (SETC). In 2018, we acquired our seventh communications company, Scott-Rice Telephone Co. (Scott-Rice). Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2008 we acquired our fifth communications company with the acquisition of HTC. This company operates in and around the city of Litchfield, Minnesota and operates under less regulatory oversight than our other communications companies. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the Litchfield communications company. This company offers the same services as our other communications companies. In 2000, we changed our marketing name to NU-Telecom and operated under that name in our markets. In 2018, we changed our marketing name to Nuvera and currently operate under that name in our markets.

Our operations are currently conducted through the following subsidiaries:

Communications Segment

●	Communications Companies:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota

●	Our investments and interests in several of the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	▪	SM Broadband, LLC (SMB) – 9.09% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

We report the business operations of our seven communications companies and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC, Litchfield and Glencoe, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC, Litchfield and Glencoe are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications company located in Litchfield and Glencoe is currently not under the same level of regulatory oversight as our communications companies. As of December 31, 2020 we served 20,170 access lines in the Minnesota communities of Bellechester, Courtland, Elko, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Elko, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 10,873 customers.

The Communications Segment derives its principal revenues from (i) voice service charges to its residential and business subscribers, (ii) access charges to Interexchange Carriers (IXCs) for providing the carriers access to our local phone networks and (iii) the provisioning of video and data services.

None of our communications companies are dependent upon any single customer or small group of customers. No single customer accounted for 10% or more of our consolidated revenues in any of the last two years.

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber-optic (fiber) network. The services we offer include scalable high speed broadband Internet access and voice over Internet protocol (VoIP) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. This package bundles voice service, calling features, IP business telephones and unified messaging, which integrates multiple technologies into a single system and allows the customer to receive and listen to voice messages through e-mail.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including private line and Ethernet services to provide high bandwidth across point-to-point and multiple site networks.

We receive the majority of our revenues through the following sources:

Voice Service – We receive recurring revenue for basic voice services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our VoIP digital phone service is also available as an alternative to the traditional telephone line.

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

Video Service  – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition (HD) TV, digital video recorders (DVR) and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage.

Alternative Connect America Cost Model (A-Cam)/Federal Universal Service Fund (FUSF) – The Company currently receives funding based on the A-CAM, with the exception of Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the National Exchange Carriers Association (NECA) pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs. See below for a discussion regarding A-CAM and FUSF.

Other – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of customer premise equipment (CPE), bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sale of wireless phones and accessories.

Strategy

Our vision is to position ourselves as a “one-stop” communications solutions provider. We believe our customers place a value on the fact that we are a local company whose goal is to meet their total communications needs. The success of this vision depends on the following strategies:

●       We market services to our residential customers either individually or as a bundled package. We offer a competitive, multi-service bundle of voice, high-speed Internet and IPTV. Data connections continue to increase as a result of consumer trends towards increased Internet usage and our enhanced product and service offerings.

●       Our consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top content viewing. The availability of faster speeds also complements our wireless home networking (Wi-Fi) and supports our TV everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

●       We tailor our services to commercial customers by developing solutions to fit their specific needs. We provide services to a wide range of commercial customers from sole proprietors and other small businesses to multi-location corporations. Our business suite of services includes local and long-distance calling plans, hosted voice services using network servers, the added capacity for multiple phone lines, scalable broadband Internet, online back up and business directory listings.

●       We believe that we have several advantages over our competition, including a state-of-the-art, fiber-rich communications network, competitive pricing and costs, outstanding service quality, a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a vast majority of the customers we serve in our service territories. We manage the potential decline in communications network access and voice service revenues by offering value-added services such as higher Internet speeds, HD IPTV, DVR services, managed services, customized communications solutions, along with outstanding customer service as a competitive differentiator.

●       We have and will continue to upgrade our networks and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to residential and business customers. We intend to continue to introduce new services that draw upon our core competencies and we believe are attractive to our target customers. In considering new services and market expansion, we look for market opportunities that we believe present growth opportunities.

●       We continue to seek ways to improve our internal processes and gain operational efficiencies. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to seek efficiencies and enhance our customers’ experience. We continue to invest in our networks and train our employees to achieve customer service excellence.

●       Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and supporting product lines so as to generate sufficient cash flow to fund our current operations, service our debt, fund our capital expenditure needs, pay dividends and expand our business. We have allocated resources to maintain and upgrade our network while focusing on optimizing returns by completing strategic capital outlays that will make our network more efficient and cost effective while providing the products and services that our customers desire in the markets we serve.

●       We intend to continue to pursue a disciplined process of evaluating acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

●       Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital. For example, strategic investments in our networks allows significant flexibility to expand our commercial footprint, offer competitive products and services and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider. We will continue to invest in strategic growth initiatives to enhance and expand our fiber network to new markets and customers in order to optimize new business, backhaul and wholesale opportunities.

●       Commercial and carrier services are expected to be key growth areas in the future. We are focused on enhancing our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers. We overbuilt our existing networks with advanced fiber networks in the commercial areas of New Ulm and Prior Lake and will overbuild Hutchinson in 2021. We tailor our services for business customers by developing solutions to fit their specific needs. Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses. We are utilizing multiple software platforms to gather relevant leads and for customer relations management.

●       As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing broadband speeds. We will begin an extensive Fiber-To-The-Home (FTTH) overbuild in portions of New Ulm in 2021. We offer speeds of up to 1 Gigabits per second (Gbps) in select areas where fiber is available, and up to 60 Megabits per second (Mbps) in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

●       In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; software defined wide area network (SD-WAN), a software-based network technology that provides a simplified management and automation of SD-WAN connections; multi-protocol label switching; and private line services to provide high bandwidth connectivity across point-to-point and multiple site networks. We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services, including back-up and disaster recovery.

Competition

We compete in a rapidly evolving and highly competitive industry, and expect competition will continue to intensify as consolidations and mergers occur within the industry. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, several of our competitors have consolidated with other communication providers and as a result are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include: our strong commitment and presence in the communities we serve, knowledge of these markets, our experienced voice service and support team, and our ability to offer more flexible communications solutions than our larger competitors.

The long-range effect of competition on the delivery of communications services and equipment will depend on technological advances, regulatory actions at both the federal and the state levels, court decisions, and possible additional future federal and state legislation. Past federal and state legislation have tended to expand competition in the communications industry.

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our communications facilities. In addition, microwave transmission services, wireless communications, fiber/coaxial cable deployment, VoIP, satellite and other services also permit the bypassing of our local exchange network. These alternatives to local exchange service represent a potential threat to our long-term ability to provide local exchange services at economical rates.

In order to meet the competition present in our industry, we have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our switches and the installation of a Common Channel Signaling System No. 7 (SS7) out-of-band system for all of our access lines. We have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local networks and enable them to provide a reliable level of service to our customers. The value of our local network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our businesses have further enhanced our networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 95% of our access lines.

We compete in the cities of Litchfield and Glencoe, Minnesota. This communications company is currently not under the same level of regulatory oversight as our communications companies. Lumen Technologies is the existing communications company in these markets. Competition also exists in the other communities and areas served by us for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Elko, Glencoe, Hutchinson, Litchfield, New Market, New Ulm, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Elko, Hutchinson, Litchfield, New Market, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. We have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer value.

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

Materials and Supplies

The materials and supplies that are necessary for our operations are available from a variety of sources. We are not dependent on any particular supplier or group of affiliated suppliers for our equipment needs.

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

The services we offer are subject to varying levels of regulatory oversight. Federal and state regulatory agencies share responsibility for enforcing statutes and rules relative to the provision of communications services. Our interstate communications services are subject to regulation by the FCC. Intrastate services are governed by the relevant state regulatory commission. The Telecommunications Act of 1996 (TA96) and the rules enacted under it also gave oversight of interconnection arrangements and access to network elements to the state commissions. Our TV services are governed by FCC rules and municipal franchise agreements. There are also varying levels of regulatory oversight depending on the nature of the services offered or if the services are offered by a communications company.

Our communications company located in Litchfield and Glencoe provides services with less regulatory oversight than our communications companies. A company must file for interexchange authority to operate with the appropriate public utility commission in each state it serves. Our communications company located in Litchfield and Glencoe provides a variety of services to both residential and business customers in multiple jurisdictions.

Federal Regulatory Framework

All carriers must comply with the FCC Act of 1934 (FCA34) as amended that requires, among other things, that our interstate services be provided at just and reasonable rates and on non-discriminatory terms and conditions. The TA96 amended the FCA34 and has had a dramatic effect on the competitive environment in the communications industry. In addition to these laws, we are also subject to rules promulgated by the FCC and could be affected by any regulatory decisions or orders they issue.

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

Access Charges

Access charges refer to the compensation received by local exchange carriers (LECs) for the use of their networks by an IXC. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates prices that we charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. Regulation, competition, carriers optimizing their network costs and lower demand for dedicated lines have resulted in lower access rates and overall lower minutes of use on our network, which has affected our network access revenues.

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

Intrastate access rates are filed with the regulatory commissions in Minnesota and Iowa.

Wireline Interstate

Our communications companies participated in the NECA common line pool where end-user common line funds collected were pooled. A portion of our communications companies’ revenue was based on settlements distributed from this pool. Our communications companies also participated in the NECA traffic-sensitive pool. These pool settlements were adjusted periodically.

Access rates for our communications company located in Litchfield and Glencoe were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the communications company with whom we compete, unless we qualify for the Rural Exemption.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2020, communications network access revenue represented 9.4% of our operating revenue, down from 11.7% for the year ended December 31, 2019. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

FUSF

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

●         Lifeline (low-income) Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees and have eligibility based on subscriber income;

●         Rural Health Care Providers program that supports communication services used by rural health care providers and provides them with toll free access to an Internet service provider; and

●         Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for communications services, Internet access and internal connections.

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

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our communications companies has been designated as an ETC. Our communications company located in Litchfield and Glencoe is also eligible to be designated as ETCs if it meets the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our communications company located in Litchfield and Glencoe is currently not receiving FUSF support. All ETCs must certify annually to the Universal Service Administrative Company or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2020, we received an aggregate of $3,135,119 from FUSF, consisting of $1,700,248 of CAF support and $1,345,316 of Broadband Loop Support. Our net FUSF in 2020 comprised 4.8% of our total revenue for the year. For the year ended December 31, 2019, we received an aggregate of $3,212,066 from FUSF, consisting of $1,696,443 of CAF support and $1,498,644 of Broadband Loop Support.  Our net FUSF in 2019 comprised 4.9% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF.

A-CAM

The FUSF was established as part of the TA96 and provides subsidies to communications providers as means of increasing the availability and affordability of advanced communications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these communications services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (2016 Order) that adopts the following changes to the FUSF for rate-of-return carriers:

●         Establishes a voluntary cost model;

●         Creates specific broadband deployment obligations;

●         Provides a mechanism for support of broadband-only deployment;

●         Gradually reduces the authorized rate-of-return from 11.25 percent to 9.75 percent;

●         Eliminates support in those local areas served by unsubsidized competitors;

●         Establishes “glide-path” transition periods for all the new changes; and

●         Maintains the $2 billion budget established by the 2011 Transformation Order.

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

One of the major changes introduced by the 2016 Order was the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chose to continue relying on the legacy support mechanism known as interstate common line support, but then modified and renamed CAF Broadband Loop Support. Each carrier needed to decide which support mechanism to elect, and must have chosen one or the other, per state.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations. On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer over the next 10 years starting in 2019. The Company will use the support that it receives through the A-CAM program to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019.

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026.  A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2020, Nuvera has completed the deployment of 10/1 service to 91.9% of its funded locations and 25/3 service to 50.3% of its funded locations.

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

Our networks are supported by advanced 100% digital switches, with a core fiber network connecting all of our remote exchanges. We continue to enhance our copper cable network to increase bandwidth in order to provide additional products and services to our marketable homes. In addition to our copper cable plant enhancements, we have deployed fiber cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas. In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers. Our fiber network utilizes FTTH and fiber-to-the-node networks to offer bundled residential and commercial services.

We operate fiber networks which we own or have entered into long-term leases for fiber network access. At December 31, 2020, our fiber network consisted of approximately 1,764 route miles, including 875 transport route miles and 889 local route miles.

We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of up to 1 Gbps in select markets, and up to 60 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region. Over the last two years, we upgraded broadband speeds to nearly 1,500 homes and small businesses primarily across Minnesota and 36 homes and small businesses in Iowa as part of our A-CAM and overbuild initiatives and since 2015 expanded the availability of our 1 Gbps fiber network in Border-to-Border fiber grant areas to nearly 1,000 homes and small businesses.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth. In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites. As of December 31, 2020, we had 20 cell sites in service and an additional 13 future sites pending completion. We also provide fixed wireless broadband service to homes and small businesses from 41 towers, six of which utilized Citizens Broadband Radio Service (CBRS) spectrum. Having secured 21 licenses in 12 CBRS spectrum counties in Minnesota and Iowa for 10 years, we plan to add more than 10 towers in 2021 and additional towers beyond 2021. This allows us to offer high-speed Internet to unserved, under-served and hard to serve rural areas.

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

Employees

As of March 1, 2021 we had 194 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2021 we had an additional 10 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2021, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and CEO	55

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer (COO) and Corporate Secretary	64

Curtis O. Kawlewski	CFO and Treasurer	54

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, COO and Corporate Secretary; and Mr. Kawlewski, CFO and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

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

Ms. Bornhoft has been Vice President, COO and Corporate Secretary since 1998. Ms. Bornhoft has been employed with the Company since 1990. Ms. Bornhoft serves as a board member for BBV, in addition to serving as President for both IES and BBV, both equity subsidiaries of ours.

Mr. Kawlewski has been CFO and Treasurer since 2009. Mr. Kawlewski also serves as the Treasurer for IES and BBV, both equity subsidiaries of ours.

Item 1A.          Risk Factors.

Not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.   Properties

We are primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2020, our gross property, plant and equipment totaled $208,864,278 (net balance of $70,478,650).

Our corporate headquarters are located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, CPE and connections, pole lines, towers, remote terminals, aerial and underground cable and wire facilities and associated outside plant for use in providing our services, telephone switches, fiber networks and communications network equipment, vehicles, furniture and fixtures, computers and other equipment.

In addition to plant and equipment we wholly-own, we utilize poles, towers, cable and conduit systems jointly-owned with other entities and lease space on facilities from other entities. These arrangements are in accordance with written agreements customary in the industry. We also have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 7 – “Long-Term Debt” for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Business Description and Summary Of Significant Accounting Policies” and Note 5 – “Property, Plant and Equipment” for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

Item 3.   Legal Proceedings

Other than routine litigation incidental to us, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2021 there were 1,259 registered stockholders and approximately 953 beneficial owners of Nuvera stock.

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)	Average Price Paid per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - September 30, 2019	5,487	$19.10	$3,895,198
October 1 - December 31, 2019	504	$18.50	$3,885,874
January 1 - December 31, 2020	13,496	$17.68	$3,647,263
Total July 1, 2019 - December 31, 2020	19,487

(1) The total number of shares purchased includes: shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

Dividends and Restrictions

On May 6, 2020, the Company’s BOD decided that, given the continuing uncertainty about the severity and duration of the Coronavirus (COVID-19) pandemic and its potential effect on the country’s economy generally and on the Company’s future sales and profitability specifically, as well as the Company’s need to preserve its liquidity and capital resources, the Company would (i) suspend declaring and paying a dividend in the second quarter of 2020 and (ii) temporarily suspend future purchases under its Stock Repurchase Program.

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

On November 30, 2020, the Company’s BOD determined that it would (i) declare and pay a dividend in the fourth quarter of 2020 and (ii) resume purchases under its Stock Repurchase Program. The Company announced that it had successfully adjusted its operations including securing sufficient operating funds during a time of market uncertainty and can now look forward to recovering with the nation and return as an even stronger company and community in 2021.

We declared a quarterly dividend of $0.13 per share for the first and fourth quarters of 2020, which totaled $674,171 for the first quarter and $675,883 for the fourth quarter. We declared a quarterly dividend of $0.13 per share for the second, third and fourth quarters of 2019 and $0.12 per share for the first quarter of 2019, which totaled $674,092 per quarter for the third and fourth quarters, $674,805 for the second quarter and $621,031 for the first quarter. A quarterly cash dividend of $0.13 per share will be paid on March 15, 2021 to stockholders of record at the close of business on March 5, 2021.

We expect to continue to pay quarterly dividends during 2021, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 7 – “Long-Term Debt” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2020 is 1.92.

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

Overview

Nuvera has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. We provide local telephone service and network access to other communications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

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

Impact of COVID-19 on Our Business

Through year-end of 2020, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining.

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

●       Fourth, although we have seen an increase in customers for our internet product including increased demand for higher bandwidth speeds that increase has not been able to offset the loss in customers we have experienced in our legacy voice and video products. We also expect that due to the number of job losses due to the COVID-19 pandemic that a number of our customers may have difficulty in paying for their existing services which will affect our ability to ultimately collect from and retain those customers; and

●       Fifth, social actions taken to mitigate the effects of the pandemic produced increased costs for us through significant demand for personal protection equipment and sanitation products to protect our employees and customers.

In the second and third quarters of 2020 many of the markets in which we operate had begun to ease restrictions that were in place earlier in the period. This had two effects.

●       The first was to improve the outlook in the sales and installation of our internet products; and

●       The second was that the increased traffic on our networks has somewhat eased as we had made substantial investments in 2020 to accommodate the increased traffic we had seen on our networks due to the pandemic.

In the fourth quarter of 2020 viral infections had begun to increase again and the State of Minnesota issued an order to shut down a number of businesses in the state and has also implemented a mandatory mask requirement for all state residents. Subsequently, in early 2021, the State of Minnesota had reopened a number of businesses on a limited basis. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

With respect to liquidity, we continue to evaluate and limit costs and spending across our organization. This includes limiting or eliminating discretionary spending and non-essential capital investment expenditures. As of the end of 2020, we have our entire $10M bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of our services, including impacts on content delivery networks and; and any stoppages, disruptions or increased costs associated with our operations. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product installation, that our customers are used to which could negatively impact their perception of our service resulting in an increase in service cancellations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Executive Summary

Highlights:

●       On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration’s (SBA) Payroll Protection Program (PPP). The PPP is designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA will forgive loans if all employees are kept on the payroll for a required period under the program starting April 16, 2020 and the loan funds are used for payroll, rent and utilities. Nuvera has retained employment of all employees through this period and followed all the SBA rules regarding this loan. The Company applied for debt forgiveness in August, 2020. See Note 20 – “Subsequent Events” for information regarding PPP loan forgiveness.

●       In January 2020, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not yet received any funds for these projects as of December 31, 2020.

●         On August 29, 2019, the Company entered into a second interest rate swap agreement (IRSA) with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

●       Net income in 2020 totaled $9,835,812, which was a $1,505,833, or 18.1% increase compared to 2019. This increase was primarily due to decreased operating expenses and decreased interest expense, partially offset by decreased operating revenues and increased income taxes, all of which are described below.

●       Consolidated revenue for 2020 totaled $64,911,071, which was a $30,270 decrease compared to 2019. This decrease was primarily due to decreases in network access and voice service revenue, partially offset by increases in data revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect us in 2021.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the on-going effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,880 or 8.53% in 2020 compared to 2019 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the years ended December 31, 2020 and 2019 are included below:

Telecom Segment

	2020	2019	Increase (Decrease)
Operating Revenues
Voice Service	$6,685,961	$7,215,848	$(529,887)	-7.3%
Network Access	6,086,090	7,566,579	(1,480,489)	-19.6%
Video Service	12,224,574	12,081,824	142,750	1.2%
Data Service	23,377,726	21,739,244	1,638,482	7.5%
A-CAM/FUSF	12,085,683	12,162,631	(76,948)	-0.6%
Other	4,451,037	4,175,215	275,822	6.6%
Total Operating Revenues	64,911,071	64,941,341	(30,270)	0.0%

Cost of Services, Excluding Depreciation and Amortization	27,895,371	27,821,575	73,796	0.3%
Selling, General and Administrative	9,854,343	10,924,966	(1,070,623)	-9.8%
Depreciation and Amortization Expenses	12,143,330	12,120,862	22,468	0.2%
Total Operating Expenses	49,893,044	50,867,403	(974,359)	-1.9%

Operating Income	$15,018,027	$14,073,938	$944,089	6.7%

Net Income	$9,835,812	$8,329,979	$1,505,833	18.1%

Capital Expenditures	$12,002,735	$13,046,645	$(1,043,910)	-8.0%

Key metrics
Access Lines	20,170	22,050	(1,880)	-8.5%
Video Customers	10,873	11,635	(762)	-6.5%
Broadband Customers	31,050	29,731	1,319	4.4%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $6,685,961, which was $529,887 or 7.3% lower in 2020 compared to 2019. This decrease was primarily due to a decrease in access lines, which has been accelerated due to the on-going effects of COVID-19, partially offset by a combination of rate increases introduced into several of our markets in the first quarter of 2020.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services. To help offset declines in voice service revenue, we implemented an overall strategy that continues to focus on selling a competitive bundle of services. Our focus on marketing competitive service bundles to our customers creates value for the customer and aids in the retention of our voice lines.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $6,086,090, which was $1,480,489 or 19.6% lower in 2020 compared to 2019. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which has been accelerated due to the on-going effects of COVID-19.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services.Video revenue was $12,224,574, which was $142,750 or 1.2% higher in 2020 compared to 2019. This increase was primarily due to a combination of rate increases introduced into several of our markets over the course of the last several years, partially offset by a decline in customers, which has been accelerated due to the on-going effects of COVID-19.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $23,377,726, which was $1,638,482 or 7.5% higher in 2020 compared to 2019. This increase was primarily due to an increase in data customers and customers upgrading their packages and speeds. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF– In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $12,085,683, which was $76,948 or 0.6% lower in 2020 compared to 2019. This decrease was primarily due to lower FUSF support received for Scott-Rice.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,451,037, which was $275,822 or 6.6% higher in 2020 compared to 2019. This increase was primarily due to increases in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $27,895,371, which was $73,796 or 0.3% higher in 2020 compared to 2019. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and the cost to maintain a highly-skilled workforce, partially offset by cost containment measures implemented by the Company due to COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,854,343, which was $1,070,623 or 9.8% lower in 2020 compared to 2019. This decrease was primarily due to the Company recognizing one-time expenses associated with the transition of the new CEO and payments to a former executive officer in 2019, which occurred primarily in the third and fourth quarters of 2019 and did not reoccur in 2020 and the implementation of cost containment measures implemented by the Company due to COVID-19.

Depreciation and Amortization

Depreciation and amortization was $12,143,330, which was $22,468 or 0.2% higher in 2020 compared to 2019. This increase was primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $15,018,027, which is $944,089 or 6.7% higher in 2020 compared to 2019. This increase was primarily due to lower operating expenses, which is described above.

See Consolidated Statements of Income Below (for discussion)

Other Income (Expense) and Interest Expense

Other income in 2020 and 2019 included a patronage credit earned with CoBank as a result of our debt agreements with them. The patronage credit allocated and received in 2020 was $647,369, compared to $403,786 allocated and received in 2019. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income increased $30,472 in 2020 compared to 2019. This increase was primarily due to an increase in dividend income earned on our investments.

Interest expense decreased $899,983 in 2020 compared to 2019. This decrease was primarily due to lower outstanding debt balances and lower interest rates in connection with our credit facility with CoBank.

Other investment income increased $30,775 in 2020 compared to 2019. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense increased by $751,846 in 2020 compared to 2019 as we recorded income tax expense of $4,061,313 in 2020 and $3,309,467 in 2019. The increase in income taxes was primarily due to an increase in operating income, a decrease in interest expense and an increase in CoBank patronage dividends. The effective income tax rate was approximately 29.2% for 2020 and 28.4% 2019. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 9 – “Income Taxes.”

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

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2020 and 2019.

	2020	2019

Net Income	$9,835,812	$8,329,979
Add (subtract):
Interest Expense, net of interest income	2,480,693	3,335,113
Income tax expense (benefit)	4,061,313	3,309,467
Depreciation and amortization	12,143,330	12,120,862
EBITDA	28,521,148	27,095,421

Adjustments to EBITDA:
Other, net ¹	(1,126,337)	(900,127)
Investment distributions ²	(80,573)	95,462
Non-cash, stock-based compensation ³	69,452	190,853
Adjusted EBITDA	$27,383,690	$26,481,609

¹ Includes the equity earnings from our investments, patronage income, and certain other miscellaneous items.

² Includes other cash distributions received from our investments less cash dividends.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $141,570,577 at December 31, 2020, reflecting 61.9% equity and 38.1% debt. This compares to a capital structure of $136,342,185 at December 31, 2019, reflecting 59.2% equity and 40.8% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.92 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2020 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. At December 31, 2020 we had a working capital surplus of $3,055,128. In addition, at December 31, 2020, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of December 31, 2020 was primarily the result of increased cash balances.

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

While it is often difficult for us to predict the impact of general economic conditions, including the impact of COVID-19 on us, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing.

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it have created and are expected to create volatility with our future cash flows. Our future cash flows are expected to be impacted by our customer’s inability to pay for their existing services or their inability to acquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We have implemented a Company policy whereby we are conserving cash by eliminating discretionary spending and limiting our CapEx spending to critical projects including fulfilling our A-CAM build requirements. We are experiencing disruptions in our business as we implement these modifications to preserve adequate liquidity and ensure that we can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	For Year Ended December 31
	2020	2019	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$21,244,610	$22,974,664	$(1,730,054)	-7.53%
Investing activities	(12,298,469)	(12,697,887)	$399,418	3.15%
Financing activities	(3,321,481)	(8,868,546)	$5,547,065	62.55%
Increase in cash	$5,624,660	$1,408,231	$4,216,429	-299.41%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2020 was $21,244,610, compared to cash generated by operations of $22,974,664 in 2019. The decrease in cash flows from operating activities in 2020 was primarily due to the timing of receipts of accounts receivable, other accrued liabilities and income taxes, partially offset by the timing of accounts payable, and deferred income taxes.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash at December 31, 2020 was $8,617,660, compared to $2,993,000 at December 31, 2019.

Cash Flows From Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $12,298,469 for the year ended December 31, 2020, compared to $12,697,887 used in investing activities in 2019. Capital expenditures relating to on-going operations were $12,002,735 in 2020 and $13,046,645 in 2019. Our total plant additions in 2020 and 2019 were recorded net of broadband grants awarded by the State of Minnesota. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2020, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows From Financing Activities

Cash used in financing activities for the year ended December 31, 2020 was $3,321,481. This included long-term debt repayments of $4,621,815, the issuance of debt (PPP loan funds) of $2,889,000, the repurchase of common stock of $238,612 and the distribution of $1,350,054 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2019 was $8,868,546. This included long-term debt repayments of $6,110,400, the repurchase of common stock of $114,126 and the distribution of $2,644,020 of dividends to stockholders. The change in cash flows used in financing activities in 2020 was primarily due to the issuance of PPP loan funds, lower long-term debt repayments and lower dividends paid.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $3,055,128 at December 31, 2020, with current assets of approximately $15.1 million and current liabilities of approximately $12.0 million, compared to a working capital deficit of $2,146,745 at December 31, 2019. The ratio of current assets to current liabilities was 1.25 and 0.81 at December 31, 2020 and 2019. The working capital surplus at December 31, 2020 was primarily the result of increased cash balances.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2020, were $47,514,599 (excluding long-term loan origination fees), net of current debt maturities of $6,886,986 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2019, were $51,524,000 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees).

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

●           RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2020.

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of December 31, 2020, our IRSA covered $13,256,000, with a weighted average rate of 5.52%.

As described in Note 8 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of December 31, 2020, our IRSA covered $37,154,202, with a weighted average rate of 3.75%.

Our remaining debt of $11.1 million ($10.0 million available under the revolving credit facilities and $1.1 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.65%, as of December 31, 2020.

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

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2020, we were in compliance with all the stipulated financial ratios in the loan agreements.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2020 is 1.92.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the Coronavirus Aid, Relief Economic Security Act, or CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens Bank Minnesota (Citizens) as the lender.

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

See Note 20 – “Subsequent Events” for information regarding PPP loan forgiveness.

See Note 7 – “Long-Term Debt” for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm, LC. See Note 14 – “Guarantees.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2020 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $160,000 and $120,000 as of December 31, 2020 and 2019.

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

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of communications company properties. As discussed more fully in Note 6 – “Goodwill and Intangibles,” and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

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

In 2020 and 2019, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2020 and 2019, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the first step of the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2020 DCF model include the following:

●       An 8.00% weighted average cost of capital based on an industry weighted average cost of capital;

●       A 1.50% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $49,903,029 as of December 31, 2020 and 2019.

In 2020, we tested the HTC, SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 11.5%, 64.5% and 3.1% for HTC, SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2020. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

As of December 31, 2020 and 2019 we had $44,155 and $0 of unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2020 and 2019 we had $3,208 and $0 of interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communication companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2020.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 9.09% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

On February 24, 2017, our BOD adopted the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (the Plan) effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders.The purpose of the Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The Plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSU), performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

       Evaluation of Goodwill for Impairment

       Description of the Matter

At December 31, 2020, the Company’s goodwill balance was $49,903,029. As discussed in Note 6 to the consolidated financial statements, reporting unit goodwill is tested for impairment as least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting units equity which is determined using discounted cash flow (DCF) models and market based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth and churn, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

Auditing management’s annual impairment tests for goodwill was complex because of the significant judgment required to evaluate the management assumptions described above used to determine the fair value of the reporting units.

       How We Addressed the Matter in Our Audit

We obtained an understanding of the controls over the Company’s goodwill impairment review processes. This included controls over management’s use of both an outside specialist and internal review of the valuation models and the significant assumptions noted above, utilized in both the DCF and market valuation methods.

To test the estimated fair value of the Company’s reporting units, we involved our valuation specialists to assist us in performing our audit procedures. Our procedures included, among others, testing the valuation methodology used and the significant assumptions within the valuation methodology. For example, we compared the significant assumptions to current industry, market and economic trends, and other guideline companies in the same industry and to other factors. Where appropriate, we evaluated whether changes to the company’s business model, customer base and other factors would affect the significant assumptions. We also assessed the historical accuracy of management’s past estimates, tested the clerical accuracy of the valuation calculations, and performed independent sensitivity analyses. In addition, we tested management’s reconciliation of the cumulative fair value of its reporting units to the market capitalization of the Company.

We have served as the Company’s auditor since 2008.

Olsen Thielen & Co., Ltd

Roseville, Minnesota

March 16, 2021

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING REVENUES:
Voice Service	$6,685,961	$7,215,848
Network Access	6,086,090	7,566,579
Video Service	12,224,574	12,081,824
Data Service	23,377,726	21,739,244
A-CAM/FUSF	12,085,683	12,162,631
Other Non-Regulated	4,451,037	4,175,215
Total Operating Revenues	64,911,071	64,941,341

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	12,648,914	12,008,583
Cost of Video	10,223,913	10,808,867
Cost of Data	3,436,015	2,881,231
Cost of Other Non-Regulated Services	1,586,529	2,122,894
Depreciation and Amortization	12,143,330	12,120,862
Selling, General, and Administrative	9,854,343	10,924,966
Total Operating Expenses	49,893,044	50,867,403

OPERATING INCOME	15,018,027	14,073,938

OTHER INCOME (EXPENSE):

Interest During Construction	125,443	173,591
CoBank Patronage Dividends	647,369	403,786
Interest/Dividend Income	204,868	174,396
Interest Expense	(2,504,988)	(3,404,971)
Gain (Loss) on Investments	52,881	(104,044)
Other Investment Income	353,525	322,750
Total Other Income (Expense)	(1,120,902)	(2,434,492)

INCOME BEFORE INCOME TAXES	13,897,125	11,639,446

INCOME TAXES EXPENSE	4,061,313	3,309,467

NET INCOME	$9,835,812	$8,329,979

NET INCOME PER SHARE
Basic	$1.89	$1.61
Diluted	$1.89	$1.60

DIVIDENDS PER SHARE	$0.2600	$0.5100

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,194,006	5,184,663
Diluted	5,199,696	5,193,449

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

NET INCOME	$9,835,812	$8,329,979

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gains (Losses) on Interest Rate Swaps	(2,460,700)	146,832
Income Tax Benefit (Expense) Related to Unrealized (Gains) Losses on Interest Rate Swaps	702,284	(41,906)
OTHER COMPREHENSIVE INCOME (LOSS)	(1,758,416)	104,926

COMPREHENSIVE INCOME	$8,077,396	$8,434,905

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2020 AND 2019

ASSETS

	2020	2019
CURRENT ASSETS:
Cash	$8,617,660	$2,993,000
Receivables, Net of Allowance for Doubtful Accounts of $160,000 and $120,000	1,885,196	2,356,742
Income Taxes Receivable	615,587	-
Materials, Supplies and Inventories	2,965,960	2,827,159
Prepaid Expenses and Other Current Assets	1,000,395	826,873
Total Current Assets	15,084,798	9,003,774

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	21,639,293	24,085,250
Other Investments	9,960,187	9,453,578
Right of Use Asset	1,211,707	1,558,164
Other Assets	299,155	182,581
Total Investments and Other Assets	83,013,371	85,182,602

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	171,961,736	163,630,396
Other Property & Equipment	25,758,591	23,301,293
Video Plant	11,143,951	10,732,919
Total Property, Plant and Equipment	208,864,278	197,664,608
Less Accumulated Depreciation	138,385,628	129,605,576
Net Property, Plant & Equipment	70,478,650	68,059,032

TOTAL ASSETS	$168,576,819	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2020 AND 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

	2020	2019
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$6,788,430	$4,511,844
Accounts Payable	1,604,735	1,807,334
Accrued Income Taxes	-	729,600
Other Accrued Taxes	258,691	232,862
Deferred Compensation	319,754	311,047
Accrued Compensation	2,247,057	2,511,798
Other Accrued Liabilities	811,003	1,046,034
Total Current Liabilities	12,029,670	11,150,519

LONG-TERM DEBT, Net of Unamortized Loan Fees	47,161,441	51,072,286

NONCURRENT LIABILITIES:
Loan Guarantees	273,805	319,346
Deferred Income Taxes	16,988,409	16,470,055
Unrecognized Tax Benefit	47,363	-
Other Accrued Liabilities	1,283,834	1,454,777
Financial Derivative Instruments	2,721,118	260,418
Deferred Compensation	450,473	759,952
Total Noncurrent Liabilities	21,765,002	19,264,548

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,200,689 and 5,189,218 Shares Issued and Outstanding	8,667,816	8,648,697
Accumulated Other Comprehensive Loss	(1,944,511)	(186,095)
Unearned Compensation	149,100	189,255
Retained Earnings	80,748,301	72,106,198
Total Stockholders' Equity	87,620,706	80,758,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,576,819	$162,245,408

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,835,812	$8,329,979
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,241,886	12,219,418
Unrealized (Gains) Losses on Investments	(47,640)	104,044
Undistributed Earnings of Other Equity Investment	(392,690)	(379,456)
Noncash Patronage Refund	(143,692)	(100,946)
Stock Issued in Lieu of Cash Payment	287,819	311,617
Distributions from Equity Investments	100,000	200,000
Stock-based Compensation	69,452	190,853
Changes in Assets and Liabilities:
Receivables	476,079	1,625,368
Income Taxes Receivable	(615,587)	305,751
Materials, Supplies, and Inventories	(138,801)	(245,770)
Prepaid Expenses	(156,873)	(72,936)
Other Assets	(121,107)	(165,888)
Accounts Payable	(89,247)	(946,158)
Accrued Income Taxes	(729,600)	729,600
Other Accrued Taxes	25,829	3,734
Other Accrued Liabilities	(324,258)	136,267
Deferred Income Tax	1,268,000	287,360
Deferred Compensation	(300,772)	441,827
Net Cash Provided by Operating Activities	21,244,610	22,974,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(12,002,735)	(13,046,645)
Grants Received for Construction of Plant	650,208	390,922
Purchase of Intangible	(877,814)	-
Other, Net	(68,128)	(42,164)
Net Cash Used in Investing Activities	(12,298,469)	(12,697,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(4,621,815)	(6,110,400)
Loan Proceeds	2,889,000	-
Repurchase of Common Stock	(238,612)	(114,126)
Dividends Paid	(1,350,054)	(2,644,020)
Net Cash Used in Financing Activities	(3,321,481)	(8,868,546)

NET INCREASE IN CASH	5,624,660	1,408,231

CASH at Beginning of Period	2,993,000	1,584,769

CASH at End of Period	$8,617,660	$2,993,000

Supplemental cash flow information:
Cash paid for interest	$2,031,829	$3,354,128
Net cash paid for income taxes	$4,138,500	$1,986,753

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2018	5,175,258	$8,625,430	$(291,021)	$79,784	$66,181,285	$74,595,478

Directors Stock Plan	9,561	15,935			164,003	179,938
Employee Stock Plan	5,991	9,985			105,042	115,027
Restricted Stock Grant				190,853		190,853
Exercise of RSU's	4,399	7,332		(81,382)	74,050	-
Repurchase of Common Stock	(5,991)	(9,985)			(104,141)	(114,126)
Net Income					8,329,979	8,329,979
Dividends					(2,644,020)	(2,644,020)
Unrealized Gain on Interest Rate Swap			104,926			104,926

BALANCE on December 31, 2019	5,189,218	8,648,697	(186,095)	189,255	72,106,198	80,758,055

Directors Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				117,332		117,332
Exercise of RSU's	5,732	9,554		(157,487)	100,053	(47,880)
Repurchases of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					9,835,812	9,835,812
Dividends					(1,350,054)	(1,350,054)
Unrealized Loss on Interest Rate Swap			(1,758,416)			(1,758,416)

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 115 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, fiber-rich communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated with our operations.

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

Receivables

As of December 31, 2020 and 2019, our consolidated receivables totaled $1,885,196 and $2,356,742, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2020 and 2019 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2020	2019

Balance at beginning of year	$120,000	$113,000
Additions charged to costs and expenses	185,251	255,491
Accounts written off, net of recoveries	(145,251)	(248,491)
Balance at end of year	$160,000	$120,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2020 and 2019 was $2,965,960 and $2,827,159.

We value inventory using the lower of cost or net realizable value. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2020 and 2019, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2020.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 6 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $49,903,029 as of December 31, 2020 and 2019. In the fourth quarter of 2020 and 2019 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2020 and 2019.

Investments and Other Assets

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 17 – “Segment Information” for a listing of our investments.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $515,976 and $364,932 in 2020 and 2019.

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

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Basic	Diluted	Basic	Diluted

Net Income	$9,835,812	$9,835,812	$8,329,979	$8,329,979

Weighted-average common shares outstanding	5,194,006	5,199,696	5,184,663	5,193,449

Net income per share	$1.89	$1.89	$1.61	$1.60

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,194,006	5,194,006	5,184,663	5,184,663

Potentially Dilutive RSU's	-	5,690	-	8,786

Weighted-average common shares outstanding	5,194,006	5,199,696	5,184,663	5,193,449

Nuvera’s BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In March, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2101-01, “Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. The Company is evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in the fiscal years beginning January 1, 2021. Early adoption is permitted. The Company adopted ASU 2017-04 on January 1, 2021 and expects that adoption of the standard will not have a material effect on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 is permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statements (if any).

We have reviewed all other significant newly issued accounting pronouncements and determined they are either not applicable to us or that no material effect is expected on our financial position and results of operations.

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the contract and may include promotional or bundling discounts. The majority of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the contract. We do not consider the possibility of a contract being cancelled, renewed or modified, which is consistent with Accounting Standards Codification (ASC) 606-10-32-4.

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when performance obligations are satisfied by transferring service to the customer as described below.

Significant Judgments

The Company often provides multiple services to a customer. Provision of CPE and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet or connectivity services. Judgement is required to determine whether provision of CPE, installation services and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020 and 2019:

	Twelve Months Ended December 31,
	2020	2019
Voice services¹	$7,594,617	8,107,290
Network access¹	6,229,549	7,761,786
Video ¹	12,215,923	12,070,242
Data ¹	21,416,969	19,859,051
Directory²	794,552	827,978
Other contracted revenue³	2,403,107	2,355,790
Other[4]	1,292,700	979,076

Revenue from customers	51,947,417	51,961,213

Subsidy and other revenue outside scope of ASC 606[5]	12,963,654	12,980,128

Total revenue	$64,911,071	$64,941,341

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

For the year ended December 31, 2020, approximately 78.04% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.97% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.99% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Services – We receive recurring revenue for basic voice services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our VoIP digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Revenues earned from other communication carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers on a monthly basis. Revenues are billed at tariffed access rates for both interstate and intrastate calls and are recognized into revenue monthly based on the period the access was provided.

The NECA pools and redistributes the SLCs to various communication providers through the CAF. These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Directory – Our directory publishing revenue through an outside in our telephone directories recurs monthly and is recognized into revenue on a monthly basis.

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

The Company currently receives funding based on the A-CAM as described below, with the exception of Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our communications companies receive funding from A-CAM.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2020	2019
Accounts receivable, net	$1,142,476	$1,618,555
Contract assets	421,557	176,299
Contract liabilities	667,868	609,989

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. In 2019, we expanded our commission plans and began deferring and amortizing these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2020 and 2019, the Company recognized expenses of $82,684 and $24,095, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the years ended December 31, 2020 and 2019, the Company recognized revenues of $251,339 and $229,134, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2020. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.  The performance obligation is part of a contract that has an original expected duration of one year or less.

2.  Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

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

The following table includes the ROU and operating lease liabilities as of December 31, 2020.

Right of Use Asset	Balance December 31, 2020	Balance December 31, 2019
Operating Lease right-of-use assets	$1,211,707	$1,558,164

Operating Lease Liability	Balance December 31, 2020	Balance December 31, 2019
Short-Term Operating Lease Liability	$243,218	$415,949
Long-Term Operating Lease Liability	993,596	1,146,132
Total	$1,236,814	$1,562,081

Maturity analysis under these lease agreements are as follows:

Maturity Analysis
2021	$311,200
2022	297,729
2023	297,515
2024	184,649
2025	67,140
Thereafter	365,064
Total	1,523,297
Less Imputed interest	(286,483)
Present Value of Operating Leases	$1,236,814

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the years ended December 31, 2020 and 2019 was $521,846 and $428,680, respectively.

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

We have entered into IRSAs with our lender, CoBank, to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 8 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2020. As of December 31, 2020, we believe the carrying value of our investments is not impaired.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2020 and 2019, include the following:

	2020	2019
Communications Plant:
Land	$712,503	$712,503
Buildings	10,736,080	10,612,823
Other Support Assets	17,990,916	17,418,983
Central Office and Circuit Equipment	57,781,339	55,273,657
Cable and Wire Facilities	80,701,208	74,402,816
Other Plant and Equipment	404,883	404,883
Plant Under Construction	3,634,807	4,804,731
	171,961,736	163,630,396
Other Property	25,758,591	23,301,293
Video Plant	11,143,951	10,732,919

Total Property, Plant and Equipment	$208,864,278	$197,664,608

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $8,819,559 and $8,797,091 in 2020 and 2019. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2020 and 2019, respectively, were 4.3% and 4.6%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 6 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at December 31, 2020 and 2019.

In 2020 and 2019, we engaged an independent valuation firm to aid in the completion of our annual impairment testing for existing goodwill. For 2020 and 2019, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the first step of the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2020		December 31, 2019
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$25,811,014	$42,878,445	$22,815,928
Regulatory Rights	15 yrs	4,000,000	3,466,635	4,000,000	3,199,971
Trade Name	3-5 yrs	310,106	149,423	880,106	657,402
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	-	-
Total		$51,066,365	$29,427,072	$50,758,551	$26,673,301

Net Identified Intangible Assets			$21,639,293		$24,085,250

Amortization expense related to the definite-lived assets was $3,323,771 for 2020 and $3,323,771 for 2019. Amortization expense for the next five years is estimated to be:

2021	$3,323,726
2022	$1,952,376
2023	$1,660,295
2024	$1,623,654
2025	$1,618,732

NOTE 7 - LONG-TERM DEBT

We have a MLA with CoBank. Nuvera and its respective subsidiaries also have security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in September 2018 and maturing on July 31, 2025.

Secured Credit Facility:

MLA RX0583

●           RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,277,200 is due at maturity of this note on July 31, 2025.

●           RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $0 on this revolving note as of December 31, 2020.

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

As described in Note 8 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of December 31, 2020, our IRSA covered $13,256,000, with a weighted average rate of 5.52%.

As described in Note 8 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of December 31, 2020, our IRSA covered $37,154,202, with a weighted average rate of 3.75%.

Our remaining debt of $11.1 million ($10.0 million available under the revolving credit facilities and $1.1 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.65%, as of December 31, 2020.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio at December 31, 2020 is 1.92.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At December 31, 2020, we were in compliance with all the stipulated financial ratios in the loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the Coronavirus Aid, Relief Economic Security Act, or CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens as the lender.

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of material defaults, including, among others, those relating to failure to make a payment, bankruptcy, other indebtedness, breaches of representations, and material adverse changes. The Company has adhered to all guidelines under the terms of the Note and applied for debt forgiveness in August, 2020.

See Note 20 – “Subsequent Events” for information regarding PPP loan forgiveness.

Long-term debt is as follows:	2020	2019
Secured seven-year credit facility to CoBank, ACB, amortizing in quarterly installments of $1,152,600 (beginning on September 30, 2018), plus a notional variable rate of interest through July 31, 2025.	$51,512,585	$56,134,400
Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 31, 2025.	-	-
Unsecured two-year SBA PPP Loan of $2,889,000 at 1% per annum from Citizens Bank Minnesota received April 16, 2020. Payments are deferred until November 16, 2020 or until the SBA rules on Loan Forgiveness, whichever is later.	2,889,000	-
Less: Unamortized Loan Fees	(451,714)	(550,270)
	53,949,871	55,584,130
Less: Amount due within one year	(6,886,986)	(4,610,400)
Less: Current Portion of Unamortized Loan Fees	(98,556)	(98,556)
Total Long Term Debt	$47,161,441	$51,072,286

Required principal payments for the next five years are as follows:

2021	$6,886,986
2022	$5,222,814
2023	$4,610,400
2024	$4,610,400
2025	$33,070,985

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

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

As of December 31, 2020 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T4	07/31/2025	$13,256,000	5.52% (LIBOR Rate of 3.02% plus 2.50% LIBOR Margin)
RX0583-T4	07/31/2025	$37,154,202	3.75% (LIBOR Rate of 1.25% plus 2.50% LIBOR Margin)

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2020, the fair value liability of these swaps were $2,721,118, which has been recorded net of deferred tax benefit of $776,607, resulting in the $1,944,511 in accumulated other comprehensive loss. At December 31, 2019, the fair value liability of these swaps were $260,418, which has been recorded net of deferred tax benefit of $74,323, resulting in the $186,095 in accumulated other comprehensive loss.

NOTE 9 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2020	2019
Taxes currently payable
Federal	$1,610,924	$1,899,170
State	1,229,752	1,122,935
Deferred Income Taxes	1,220,637	287,362
Total Income Tax Expense	$4,061,313	$3,309,467

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

As of December 31, 2020 we had $44,155 of unrecognized tax benefits that if recognized, none would affect the tax rate. As of December 31, 2019 we had no unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

A reconciliation of the beginning and ending amount of total unrecognized benefits for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019

Balance, beginning of year	$-	$-
Increases related to prior year tax positions	44,155	-
Decreases related to prior year tax positions	-	-
Increases related to current year tax positions	-	-
Settlements	-	-
Balance, end of year	$44,155	$-

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2020 and 2019 we had $3,208 and $0 accrued interest that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2020	2019

Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	8.79	8.43
Permanent Differences and Other, Net	(0.57)	(1.00)
Effective tax rate	29.22%	28.43%

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2020	2019
Deferred Tax Assets
Accrued Expenses	$(465,304)	$(549,280)
Deferred Compensation	(263,355)	(305,739)
Other	(131,291)	(100,233)
Unrealized Loss on SWAP	(776,730)	(74,335)
State NOL	(52,854)	(249,531)
Leases	(353,043)	(445,889)
Total Deferred Tax Assets	(2,042,577)	(1,725,007)

Deferred Tax Liabilities
Fixed Assets	12,306,391	10,766,047
Intangible Assets	5,049,532	5,974,142
Investments	1,208,856	959,779
Contract Assets	120,331	50,324
Leases	345,876	444,770
Total Deferred Tax Liabilities:	19,030,986	18,195,062

Total Net Deferred Taxes	$16,988,409	$16,470,055

NOTE 10 - RETIREMENT PLAN

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $378,032 and $692,655 in 2020 and 2019.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2020.

Our capital budget for 2021 is approximately $18.2 million and will be financed through internally generated funds and our line of credit.

NOTE 12 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $112,196 and $225,548 during the years ended December 31, 2020 and 2019. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 13 – OTHER INVESTMENTS

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 17 – “Segment Information.”

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2020 we recorded a gain on one of our investments of $47,640. As of December 31, 2019, we recorded a loss on one of our investments of $104,044.

NOTE 14 - GUARANTEES

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC set to mature on April 30, 2026. As of December 31, 2020, we have recorded a liability of $273,805 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 15 – DEFERRED COMPENSATION

As of December 31, 2020 and 2019, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 16 – RESTRICTED STOCK UNITS

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 16, 2021, 569,392 shares remain available to be issued under the Plan.

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted awards to the Company’s executive officers under the Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs which is determined by our BOD. Forfeitures of RSU’s are accounted for as they occur. Each executive officer received or may receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three-year period. The ROIC target is set by the BOD. Executive officers may earn more or less performance-based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued and outstanding are as follows:

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2018	8,717	5,000
Issued	3,172	-	$19.26	12/31/2021
Issued	-	4,781	$19.26	12/31/2021
Issued	1,913	-	$20.00	12/31/2022
Exercised	(4,399)	-	$18.50	12/10/2019
Forfeited	(1,024)	-
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Exercised	(2,062)	(2,082)	$19.00	12/31/2019
Exercised	(1,588)	-	$19.44	12/11/2020
Forfeited	(1,254)	(4,549)
Balance at December 31, 2020	7,638	9,611

NOTE 17 – SEGMENT INFORMATION

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly-owned subsidiary of Nuvera; and
	▪	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	▪	SM Broadband, LLC – 9.09% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

NOTE 18 – BROADBAND GRANTS

In November 2017, the Company was awarded a broadband grant from the DEED. The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $650,208 for these projects as of December 31, 2020.

In January 2020, the Company was awarded a broadband grant from DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not received any funds for these projects as of December 31, 2020.

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

Total revenues from transactions with affiliates were $896,546 and $1,028,636 for 2020 and 2019. Total expenses from transactions with affiliates were $553,271 and $519,953 for 2020 and 2019.

NOTE 20 -- SUBSEQUENT EVENTS

Nuvera’s BOD has declared a regular quarterly dividend on our common stock of $.13 per share, payable on March 15, 2021 to stockholders of record at the close of business on March 5, 2021.

On February 2, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan, that Citizens had received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects will begin in the spring of 2021.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

PPP Loan and Consent

On April 16, 2020, Nuvera received approximately $2.9 million in support from the U.S. federal government under the PPP established as part of the Coronavirus Aid, Relief Economic Security Act, or the CARES Act. The PPP Loan is unsecured and is evidenced by a note in the favor of Citizens as the lender.

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The PPP provides a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera uses the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness is subject to reduction, among other things, if Nuvera terminates employees or reduces salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period. Nuvera is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults or other indebtedness, breaches or representations, and material adverse changes. The Company has adhered to all guidelines under the terms of the Note and applied for debt forgiveness in August, 2020.

In connection with the PPP Loan, Nuvera also received a Consent regarding the PPP Loan, dated as of April 13, 2020 from CoBank, pursuant to Nuvera’s Second Amended and Restated Master Loan Agreement with CoBank, dated as of July 31, 2018, as amended.

See Note 20 – “Subsequent Events” for information regarding PPP Loan forgiveness.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s 2021 proxy statement for its Annual Meeting to be held on May 27, 2021 incorporated by reference into this Form 10-K. The 2021 Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2020, the last day of the Company fiscal year.

Item 10.          Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2021 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2021 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.          Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2021 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.          Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2021 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2021 Proxy Statement and is incorporated by reference.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2021 Proxy Statement and is incorporated by reference.

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

Item 15.           Exhibits and Financial Statement Schedules

	Notes to Consolidated Financial Statements	43-64

(a) 2.	Consolidated Financial Statement Schedules:

Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	70-71

Item 16.            Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2021	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 16, 2021
Perry Meyer, Chairman of the Board

/s/ Glenn H. Zerbe	March 16, 2021
Glenn H. Zerbe, President and Chief Executive Officer (Principal Executive Officer

/s/ Curtis O. Kawlewski	March 16, 2021
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 16, 2021
Dennis Miller, Director

/s/ Bill D. Otis	March 16, 2021
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 16, 2021
Wesley E. Schultz, Director

/s/ James J. Seifert	March 16, 2021
James J. Seifert, Director

/s/ Colleen R. Skillings	March 16, 2021
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2021
Suzanne M. Spellacy, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended, of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated June 1, 2018
3.2	Bylaws of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended March 31, 2020
4.1*

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2019

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

10.10

Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 3, 2018

10.11

Fourth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 3, 2018

10.12	Promissory Note (Revolver) in the principal amount of $10.0 Million, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 3, 2018
10.13

Fifth Supplement to the Second Amended and Restated Master Loan Agreement dated as of July 31, 2018 between CoBank, ACB and Nuvera Communications, Inc., incorporated by reference to Exhibit  10.4 to the Company’s Form 8-K filed on August 3, 2018

10.14	Promissory Note (Term) in the principal amount of $64,550,000, incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 3, 2018

10.15

Second Amended and Restated Continuing Guaranty dated as of July 31, 2018 by (a) Nuvera Communications, Inc. in favor of CoBank, ACB, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 3, 2018

10.16

Second Amended and Restated Pledge and Security Agreement dated as of July31, 2018 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB, incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 3, 2018

10.17

Letter dated as of May 23, 2019 between CoBank, ACB and Nuvera Communications, Inc. amending the Second Amended and Restated Master Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated May 23, 2019

10.18

Promissory note dated as of April 16, 2020 from Nuvera Communications, Inc., to Citizens Bank Minnesota for $2,889,000 under the United States Small Business Administration Payroll Protection Program, incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended March 31, 2020

10.19

Consent dated as of April 13, 2020 from CoBank, ACB to Nuvera Communications, Inc. regarding the Payroll Protection Program and Nuvera’s $2,889,000 Small Business Administration loan from Citizens Bank Minnesota, incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended March 31, 2020

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