Form 10-Q
period 2021-03-31
Nuvera Communications, Inc.
filed 2021-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

     ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2021

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

The total number of shares of the registrant’s common stock outstanding as of May 10, 2021: 5,207,119.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2021	2020

OPERATING REVENUES:
Voice Service	$1,551,278	$1,748,696
Network Access	1,582,440	1,631,942
Video Service	3,028,877	2,981,594
Data Service	6,267,971	5,651,518
A-CAM/FUSF	2,968,195	3,099,035
Other Non-Regulated	1,079,362	1,054,273
Total Operating Revenues	16,478,123	16,167,058

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,417,738	3,050,616
Cost of Video	2,756,343	2,629,609
Cost of Data	923,514	842,062
Cost of Other Nonregulated Services	409,246	414,210
Depreciation and Amortization	3,071,572	3,052,102
Selling, General and Administrative	2,663,890	2,670,868
Total Operating Expenses	13,242,303	12,659,467

OPERATING INCOME	3,235,820	3,507,591

OTHER INCOME (EXPENSE)
Interest Expense	(565,374)	(683,663)
Interest/Dividend Income	101,402	46,193
Interest During Construction	9,992	41,188
Gain on Debt Forgiveness	2,912,433	-
CoBank Patronage Dividends	625,490	647,369
Other Investment Income	66,048	81,331
Total Other Income (Expense)	3,149,991	132,418

INCOME BEFORE INCOME TAXES	6,385,811	3,640,009

INCOME TAXES EXPENSE	1,205,100	1,019,201

NET INCOME	$5,180,711	$2,620,808

NET INCOME PER SHARE
Basic	$1.00	$0.51
Diluted	$0.99	$0.51

DIVIDENDS PER SHARE	$0.13	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,202,832	5,184,605
Diluted	5,210,554	5,188,146

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2021	2020

Net Income	$5,180,711	$2,620,808

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	945,061	(2,766,829)
Income Tax Benefit (Expense) Related to Unrealized (Gains) Losses on Interest Rate Swaps	(269,720)	789,653
Other Comprehensive Income (Loss):	675,341	(1,977,176)

Comprehensive Income	$5,856,052	$643,632

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2021	December 31, 2020

CURRENT ASSETS:
Cash	$9,825,210	$8,617,660
Receivables, Net of Allowance for Doubtful Accounts of $141,000 and $160,000	2,222,739	1,885,196
Income Taxes Receivable	-	615,587
Materials, Supplies, and Inventories	3,450,274	2,965,960
Prepaid Expenses and Other Current Assets	2,454,856	1,000,395
Total Current Assets	17,953,079	15,084,798

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	20,808,351	21,639,293
Other Investments	10,033,068	9,960,187
Right of Use Asset	1,138,875	1,211,707
Other Assets	363,827	299,155
Total Investments and Other Assets	82,247,150	83,013,371

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	173,466,276	171,961,736
Other Property & Equipment	25,987,857	25,758,591
Video Plant	11,144,025	11,143,951
Total Property, Plant and Equipment	210,598,158	208,864,278
Less Accumulated Depreciation	140,626,258	138,385,628
Net Property, Plant & Equipment	69,971,900	70,478,650

TOTAL ASSETS	$170,172,129	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2021	December 31, 2020

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$6,788,430
Accounts Payable	1,772,377	1,604,735
Accrued Income Taxes	489,513	-
Other Accrued Taxes	320,653	258,691
Deferred Compensation	256,008	319,754
Accrued Compensation	2,617,805	2,247,057
Other Accrued Liabilities	793,974	811,003
Total Current Liabilities	10,762,174	12,029,670

LONG-TERM DEBT, Net of Unamortized Loan Fees	45,421,066	47,161,441

NONCURRENT LIABILITIES:
Loan Guarantees	261,087	273,805
Deferred Income Taxes	17,258,129	16,988,409
Unrecognized Tax Benefit	47,363	47,363
Other Accrued Liabilities	1,223,060	1,283,834
Financial Derivative Instruments	1,776,057	2,721,118
Deferred Compensation	444,444	450,473
Total Noncurrent Liabilities	21,010,140	21,765,002

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,207,119 and 5,200,689 Shares Issued and Outstanding	8,678,533	8,667,816
Accumulated Other Comprehensive Loss	(1,269,170)	(1,944,511)
Unearned Compensation	174,983	149,100
Retained Earnings	85,394,403	80,748,301
Total Stockholders' Equity	92,978,749	87,620,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,172,129	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,180,711	$2,620,808
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,096,211	3,076,741
PPP Loan Forgiveness	(2,912,433)	-
Undistributed Earnings of Other Equity Investments	(64,423)	(92,511)
Noncash Patronage Refund	(129,177)	(143,692)
Stock Issued in Lieu of Cash Payment	39,984	29,995
Distributions from Equity Investments	150,000	-
Stock-based Compensation	178,081	(53,054)
Changes in Assets and Liabilities:
Receivables	(337,167)	(31,755)
Income Taxes Receivable	615,587	-
Materials, Supplies and Inventories	(484,314)	(83,429)
Prepaid Expenses	(1,494,445)	(445,671)
Other Assets	(65,048)	(21,295)
Accounts Payable	174,178	24,552
Accrued Income Taxes	489,513	719,201
Other Accrued Taxes	61,962	54,933
Other Accrued Liabilities	389,210	471,829
Deferred Compensation	(69,775)	(66,912)
Net Cash Provided by Operating Activities	4,818,655	6,059,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(1,740,415)	(1,754,189)
Grants Received for Construction of Plant	-	422,786
Other, Net	(42,000)	(26,992)
Net Cash Used in Investing Activities	(1,782,415)	(1,358,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,152,600)	(1,164,015)
Repurchase of Common Stock	-	(238,612)
Dividends Paid	(676,090)	(674,171)
Net Cash Used in Financing Activities	(1,828,690)	(2,076,798)

NET INCREASE IN CASH	1,207,550	2,624,547

CASH at Beginning of Period	8,617,660	2,993,000

CASH at End of Period	$9,825,210	$5,617,547

Supplemental cash flow information:
Cash paid for interest	$782,399	$679,202
Net cash paid for income taxes	$100,000	$300,000

Certain historical numbers have been changed to conform to the current year's presentation.
The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				69,341		69,341
Exercise of RSUs	1,836	3,060		(43,458)	40,398	-
Net Income					5,180,711	5,180,711
Dividends					(676,090)	(676,090)
Unrealized Gain on Interest Rate Swap			675,341			675,341

BALANCE on March 31, 2021	5,207,119	$8,678,533	$(1,269,170)	$174,983	$85,394,403	$92,978,749

	THREE MONTHS ENDED MARCH 31, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Restricted Stock Grant				(5,174)		(5,174)
Exercise of RSU's	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					2,620,808	2,620,808
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(1,977,176)			(1,977,176)

BALANCE on March 31, 2020	5,179,866	$8,633,111	$(2,163,271)	$57,465	$73,908,545	$80,435,850

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated our operations.

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $2,240,630 and $2,221,159 for the three months ended March 31, 2021 and 2020. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the quarter ended March 31, 2021 due to the Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal level.

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

As of March 31, 2021 and December 31, 2020 we had $44,155 of unrecognized tax benefits that if recognized would not affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2021 and December 31, 2020 we had $3,208 accrued interest that related to income tax matters.

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020

	Basic	Diluted	Basic	Diluted

Net Income	$5,180,711	$5,180,711	$2,620,808	$2,620,808

Weighted-average common shares outstanding	5,202,832	5,210,554	5,184,605	5,188,146

Net income per share	$1.00	$0.99	$0.51	$0.51

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020

	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,202,832	5,202,832	5,184,605	5,184,605

Unvested RSU's	-	7,722	-	3,541

Weighted-average common shares outstanding	5,202,832	5,210,554	5,184,605	5,188,146

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2101-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. The Company is evaluating the impact this update will have on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Voice Service¹	$1,785,080	$1,944,528
Network Access¹	1,611,197	1,680,561
Video Service¹	3,027,547	2,978,285
Data Service¹	5,755,470	5,163,503
Directory²	178,119	208,005
Other Contracted Revenue³	624,494	602,542
Other[4]	301,088	252,542

Revenue from customers	13,282,995	12,829,966

Subsidy and other revenue outside scope of ASC 606[5]	3,195,128	3,337,092

Total revenue	$16,478,123	$16,167,058

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

For the three months ended March 31, 2021, approximately 78.78% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.39% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.83% of total revenue was from other sources including CPE and equipment sales and installation.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed on the basis of a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the interexchange carriers (IXC’s). We believe this trend will continue.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

The Company currently receives funding based on the A-CAM as described below, with the exception of Scott-Rice Telephone Company (Scott-Rice), which receives funding from the Federal Universal Service Fund (FUSF). Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Quarter Ended March 31,
	2021	2020
Accounts receivable, net	$1,479,643	$1,650,310
Contract assets	522,826	207,909
Contract liabilities	901,130	867,467

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the quarters ended March 31, 2021 and 2020, the Company recognized expenses of $38,033 and $13,547, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the quarters ended March 31, 2021 and 2020, the Company recognized revenues of $174,242 and $135,790, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2021. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of March 31, 2021 and December 31, 2020.

Right of Use Asset	Balance March 31, 2021	Balance December 31, 2020
Operating Lease right-of-use assets	$1,138,875	$1,211,707

Operating Lease Liability	Balance March 31, 2021	Balance December 31, 2020
Short-Term Operating Lease Liability	$232,976	$243,218
Long-Term Operating Lease Liability	933,874	993,596
Total	$1,166,850	$1,236,814

Maturity analysis under these lease agreements are as follows:
Maturity Analysis	Balance March 31, 2021
2021 (remaining)	$223,058
2022	297,729
2023	297,515
2024	184,649
2025	67,140
Thereafter	365,064
Total	1,435,155
Less Imputed interest	(268,305)
Present Value of Operating Leases	$1,166,850

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2021 and 2020 was $91,877 and $138,084.

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

We have entered into interest rate swap agreements (IRSAs) with our lender, CoBank, ACB (CoBank) to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the market place. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreements was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2020. As of March 31, 2021, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at March 31, 2021 and December 31, 2020.

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

The components of our identified intangible assets are as follows:

		March 31, 2021		December 31, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$26,559,784	$42,878,445	$25,811,014
Regulatory Rights	15 yrs	4,000,000	3,533,301	4,000,000	3,466,635
Trade Name	3-5 yrs	310,106	164,929	310,106	149,423
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$30,258,014	$51,066,365	$29,427,072

Net Identified Intangible Assets			$20,808,351		$21,639,293

Amortization expense related to the definite-lived intangible assets was $830,942 and $830,943 for the three months ended March 31, 2021 and 2020. Amortization expense for the remaining nine months of 2021 and the five years subsequent to 2021 is estimated to be:

● (April 1 – December 31)	$2,492,784
● 2022	$1,952,376
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809

Note 6 – Secured Credit Facility

We have a master loan agreement (MLA) with CoBank. Nuvera and its respective subsidiaries also have security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in September 2018 and maturing on July 31, 2025.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of March 31, 2021, our IRSA covered $12,967,850, with a weighted average rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of March 31, 2021, our IRSA covered $36,346,569, with a weighted average rate of 3.50%.

Our remaining debt of $11.0 million ($10.0 million available under the revolving credit facilities and $1.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.37%, as of March 31, 2021.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of March 31, 2021 is 1.90.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At March 31, 2021, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration’s (SBA’s) PPP, which was established as part of the Coronavirus Aid, Relief Economic Security Act, or CARES Act. The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender.

The interest rate on the Note was 1.0% per annum. Payments of principal and interest were deferred for 180 days from the date of the Note (the deferral period). The PPP provided a mechanism for forgiveness of up to the full amount borrowed as long as Nuvera used the loan proceeds during the 24-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefit costs, rent and utilities costs, and maintained its employment and compensation levels, subject to certain other requirements and limitations. The amount of the loan forgiveness was subject to reduction, among other things, if Nuvera terminated employees or reduced salaries or wages during the 24-week period. Any unforgiven portion of the PPP Loan was payable over a two-year term, with payments deferred during the deferral period. Nuvera was permitted to prepay the Note at any time without payment of any premium. The Note contained customary events of material defaults, including, among others, those relating to failure to make a payment, bankruptcy, other indebtedness, breaches of representations, and material adverse changes. The Company adhered to all guidelines under the terms of the Note and applied for debt forgiveness in August, 2020.

On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens had received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven. We recognized a gain on the forgiveness of $2,912,433, which included the original amount of the loan plus accrued interest in the quarter ended March 31, 2021.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On March 31, 2021, the fair value liability of these swaps was $1,776,057, which has been recorded net of deferred tax benefit of $506,887, resulting in the $1,269,170 in accumulated other comprehensive loss.

Note 8 – Other Investments

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 11 – “Segment Information.”

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

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of March 31, 2021, we have recorded a liability of $261,087 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2021, 569,392 shares remain available to be issued under the Plan.

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

RSUs currently issued and outstanding are as follows:

Restricted Stock Units Issued/(Forfeited)
	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Exercised	(2,062)	(2,082)	$19.00	12/31/2019
Exercised	(1,588)	-	$19.44	12/11/2020
Forfeited	(1,254)	(4,549)
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Balance at March 31, 2021	11,002	13,270

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

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In November 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $650,208 for these projects as of March 31, 2021.

In January 2020, the Company was awarded a broadband grant from DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not received any funds for these projects as of March 31, 2021.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of March 31, 2021.

Note 14 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, in reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. These statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera and its subsidiaries to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference.

Results of Operations

Overview

Nuvera has a state-of-the-art; fiber-rich communications network and offers a diverse array of communications products and services. We provide local voice service and network access to other communications carriers for connections to our networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

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

Impact of COVID-19 on Our Business

Through March 31, 2021, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining.

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

In the first quarter of 2021 many of the markets in which we operate have begun to ease restrictions that were in place earlier in 2020 and a number of United States residents, including, a portion of our customers have been vaccinated in the period. This had two effects.

●      The first was to improve the outlook in the sales and installation of our internet products; and

●      The second was that the increased traffic on our networks has somewhat eased as we had made substantial investments in 2020 to accommodate the increased traffic we had seen on our networks due to the pandemic.

In the first quarter of 2021 viral infections have begun to decrease as vaccinations have become available to United States residents. However, we cannot predict when and if these vaccinations will completely eliminate the risks from Covid-19. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

In the first quarter of 2021, we have seen an increase in our revenues due to internet growth mentioned above, however, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the Covid-19 pandemic. We have also experienced increased costs in the first quarter of 2021 which have affected our margins.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2021, we have our entire $10M bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Executive Summary

Highlights:

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of March 31, 2021.

●      On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP. The PPP was designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA will forgive loans if all employees are kept on the payroll for a required period under the program starting April 16, 2020 and the loan funds were used for payroll, rent and utilities. Nuvera retained employment of all employees through this period and followed all the SBA rules regarding this loan. The Company applied for debt forgiveness in August, 2020. On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens has received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven.

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not yet received any funds for these projects as of March 31, 2021.

●      Net income for the first quarter of 2021 totaled $5,180,711, which was a $2,559,903, or 97.68% increase compared to the first quarter of 2020. This increase was primarily due to the debt forgiveness from the PPP Loan described above and decreased interest expense, partially offset by a decrease in operating income, all of which are described below.

●      Consolidated revenue for the first quarter of 2021 totaled $16,478,123, which was a $311,065 or 1.92% increase compared to the first quarter of 2020. This increase was primarily due to increased data service revenue, partially offset by decreases in voice service, network access revenues and FUSF subsidies.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2021.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,409 or 11.21% for the twelve months ended March 31, 2021 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three months ended March 31, 2021 and 2020 are included below:

Communications Segment
	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Operating Revenues
Voice Service	$1,551,278	$1,748,696	$(197,418)	-11.29%
Network Access	1,582,440	1,631,942	(49,502)	-3.03%
Video Service	3,028,877	2,981,594	47,283	1.59%
Data Service	6,267,971	5,651,518	616,453	10.91%
A-CAM/FUSF	2,968,195	3,099,035	(130,840)	-4.22%
Other	1,079,362	1,054,273	25,089	2.38%
Total Operating Revenues	16,478,123	16,167,058	311,065	1.92%

Cost of Services, Excluding Depreciation and Amortization	7,506,841	6,936,497	570,344	8.22%
Selling, General and Administrative	2,663,890	2,670,868	(6,978)	-0.26%
Depreciation and Amortization Expenses	3,071,572	3,052,102	19,470	0.64%
Total Operating Expenses	13,242,303	12,659,467	582,836	4.60%

Operating Income	$3,235,820	$3,507,591	$(271,771)	-7.75%

Net Income	$5,180,711	$2,620,808	$2,559,903	97.68%

Capital Expenditures	$1,740,415	$1,754,189	$(13,774)	-0.79%

Key metrics
Access Lines	19,088	21,497	(2,409)	-11.21%
Video Customers	10,766	11,458	(692)	-6.04%
Broadband Customers	31,883	30,115	1,768	5.87%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service– We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,551,278, which is $197,418 or 11.29% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, partially offset by a combination of rate increases introduced into several of our markets in the first quarters of 2021 and 2020.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies.  Network access revenue was $1,582,440, which is $49,502 or 3.03% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $3,028,877, which is $47,283 or 1.59% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to a combination of rate increases introduced into several of our markets, partially offset by a decrease in video customers, which continues to be impacted by the on-going effects of COVID-19.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $6,267,971, which is $616,453 or 10.91% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in data customers and customers upgrading their packages and speeds. We expect continued growth in this area will be driven by expansion of our service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,968,195, which is $130,840 or 4.22% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to lower FUSF support received for Scott-Rice due to declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,079,362, which is $25,089 or 2.38% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,506,841, which is $570,344 or 8.22% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,663,890, which is $6,978 or 0.26% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to the continuation of cost containment measures implemented in 2020 by the Company due to COVID-19.

Depreciation and Amortization

Depreciation and amortization was $3,071,572, which is $19,470 or 0.64% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,235,820, which is $271,771 or 7.75% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $565,374, which is $118,289 or 17.30% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to lower outstanding debt balances in connection with our credit facility with CoBank.

Interest and dividend income was $101,402, which is $55,209 or 119.52% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in dividend income earned on our investments.

On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan, that Citizens has received payment-in-full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven resulting in a gain on debt forgiveness of $2,912,433, which was the total of the PPP Loan plus accrued interest on the loan.

Other income for the three months ended March 31, 2021 and 2020, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2021 was $625,490, compared to $647,369 allocated and received in 2020. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $66,048, which is $15,283 or 18.79% lower in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $1,205,100, which is $185,899 or 18.24% higher in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to recognizing Minnesota state income taxes applicable on the PPP Loan Forgiveness (the PPP Loan was federally tax exempt) and a decrease in interest expense, partially offset by a decrease in operating income. The effective income tax rate for the three months ending March 31, 2021 and 2020 was approximately 18.87% and 28.0%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $142,911,659 as of March 31, 2021, reflecting 65.1% equity and 34.9% debt. This compares to a capital structure of $141,570,577 at December 31, 2020, reflecting 61.9% equity and 38.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.90 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, and revolving credit facility are available to finance ongoing operating requirements, including critical capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2021 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2021 we had a working capital surplus of $7,190,905. In addition, at March 31, 2021, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of March 31, 2021 was primarily the result of increased cash balances and a lower current portion due on our long-term debt.

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

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it have created and are expected to create volatility with our future cash flows. Our future cash flows are expected to be impacted by our customer’s inability to pay for or keep their existing services, or their inability to acquire or cancel our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We have implemented a Company policy whereby we are conserving cash by monitoring discretionary spending. We are experiencing disruptions in our business as we implement these modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$4,818,655	$6,059,740
Investing activities	(1,782,415)	(1,358,395)
Financing activities	(1,828,690)	(2,076,798)
Increase in cash	$1,207,550	$2,624,547

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2021 was $4,818,655, compared to cash generated by operations of $6,059,740 in the first three months of 2020. The decrease in cash flows from operating activities in 2021 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of March 31, 2021 was $9,825,210, compared to $8,617,660 as of December 31, 2020.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $1,782,415 during the first three months of 2021 compared to $1,358,395 for the first three months of 2020. Capital expenditures relating to on-going operations were $1,740,415 for the three months ended March 31, 2021, compared to $1,754,189 for the three months ended March 31, 2020. Our total plant additions for the three months ended March 31, 2021 and 2020, respectively, were recorded net of broadband grants awarded by the State of Minnesota. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2021, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2021 was $1,828,690. This included long-term debt repayments of $1,152,600 and the distribution of $676,090 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2020 was $2,076,798. This included long-term debt repayments of $1,164,015, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $7,190,905 as of March 31, 2021, with current assets of approximately $18.0 million and current liabilities of approximately $10.8 million, compared to a working capital surplus of $3,055,128 as of December 31, 2020. The ratio of current assets to current liabilities was 1.67 and 1.25 as of March 31, 2021 and December 31, 2020. The working capital surplus as of March 31, 2021 was primarily the result of increased cash balances and a lower current portion due on our long-term debt.

At March 31, 2021 and December 31, 2020 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.13 per share for the first quarter of 2021 and 2020, respectively, which totaled $676,090 for the first quarter of 2021 and $674,171 for the first quarter of 2020.

We expect to continue to pay quarterly dividends during the remainder of 2021, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of March 31, 2021 is 1.90.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new OSS/BSS/Accounting operating system in the first quarter of 2021. The Company has evaluated the effectiveness of the design and the operation of the controls surrounding this new system and have determined that the new system is operating effectively as of March 31, 2021. The Company and will continue to evaluate and test the design and controls of the new system over the remainder of 2021.

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

The following table summarizes stock repurchases for the three months ended March 31, 2021.

Period	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)	Average Price Paid per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - March 31, 2021	-	N/A	$3,647,263
Total July 1, 2019 - March 31, 2021	19,487

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

NUVERA COMMUNICATIONS, INC.

Dated: May 10, 2021	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 10, 2021	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer