Form 10-Q
period 2021-06-30
Nuvera Communications, Inc.
filed 2021-08-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2021

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

The total number of shares of the registrant’s common stock outstanding as of August 9, 2021: 5,212,491.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

OPERATING REVENUES:
Voice Service	$1,544,766	$1,682,358	$3,096,044	$3,431,054
Network Access	1,344,685	1,584,838	2,927,125	3,216,780
Video Service	3,237,723	3,096,144	6,266,600	6,077,738
Data Service	6,368,566	5,830,858	12,636,537	11,482,376
A-CAM/FUSF	2,953,966	2,994,620	5,922,161	6,093,655
Other Non-Regulated	1,037,356	955,145	2,116,718	2,009,418
Total Operating Revenues	16,487,062	16,143,963	32,965,185	32,311,021

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,334,880	3,150,455	6,752,618	6,201,071
Cost of Video	2,700,135	2,578,119	5,456,478	5,207,728
Cost of Data	919,708	815,337	1,843,222	1,657,399
Cost of Other Nonregulated Services	354,022	338,029	763,268	752,239
Depreciation and Amortization	3,124,282	3,048,424	6,195,854	6,100,526
Selling, General and Administrative	2,554,766	2,557,721	5,218,656	5,228,589
Total Operating Expenses	12,987,793	12,488,085	26,230,096	25,147,552

OPERATING INCOME	3,499,269	3,655,878	6,735,089	7,163,469

OTHER (EXPENSE) INCOME
Interest Expense	(527,825)	(610,694)	(1,093,199)	(1,294,357)
Interest/Dividend Income	58,428	52,336	159,830	98,529
Interest During Construction	10,278	26,373	20,270	67,561
Gain on Debt Forgiveness	-	-	2,912,433	-
Gain (Loss) on Investments	-	52,881	-	52,881
CoBank Patronage Dividends	-	-	625,490	647,369
Other Investment Income	38,895	78,883	104,943	160,214
Total Other Income (Expense)	(420,224)	(400,221)	2,729,767	(267,803)

INCOME BEFORE INCOME TAXES	3,079,045	3,255,657	9,464,856	6,895,666

INCOME TAXES	636,132	911,580	1,841,232	1,930,781

NET INCOME	$2,442,913	$2,344,077	$7,623,624	$4,964,885

NET INCOME PER SHARE
Basic	$0.47	$0.45	$1.46	$0.96
Diluted	$0.47	$0.45	$1.46	$0.96

DIVIDENDS PER SHARE	$0.1400	$0.0000	$0.2700	$0.1300

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,210,700	5,192,689	5,206,766	5,188,647
Diluted	5,219,430	5,197,589	5,214,992	5,192,868

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020

Net Income	$2,442,913	$2,344,077	$7,623,624	$4,964,885

Other Comprehensive Gain (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	47,330	(154,338)	992,391	(2,921,167)
Income Tax (Expense) Benefit Related to Unrealized Gains (Losses) on Interest Rate Swaps	(13,508)	44,048	(283,228)	833,701
Other Comprehensive Gain (Loss):	33,822	(110,290)	709,163	(2,087,466)

Comprehensive Income	$2,476,735	$2,233,787	$8,332,787	$2,877,419

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2021	December 31, 2020

CURRENT ASSETS:
Cash	$4,891,594	$8,617,660
Receivables, Net of Allowance for Doubtful Accounts of $150,000 and $160,000	3,185,954	1,885,196
Income Taxes Receivable	1,044,355	615,587
Materials, Supplies, and Inventories	5,616,020	2,965,960
Prepaid Expenses and Other Current Assets	1,916,412	1,000,395
Total Current Assets	16,654,335	15,084,798

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	19,977,408	21,639,293
Other Investments	10,105,774	9,960,187
Right of Use Asset	1,291,476	1,211,707
Other Assets	393,186	299,155
Total Investments and Other Assets	81,670,873	83,013,371

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	176,854,539	171,961,736
Other Property & Equipment	26,461,370	25,758,591
Video Plant	11,165,824	11,143,951
Total Property, Plant and Equipment	214,481,733	208,864,278
Less Accumulated Depreciation	142,904,847	138,385,628
Net Property, Plant & Equipment	71,576,886	70,478,650

TOTAL ASSETS	$169,902,094	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2021	December 31, 2020

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$6,788,430
Accounts Payable	1,584,029	1,604,735
Other Accrued Taxes	257,803	258,691
Deferred Compensation	190,895	319,754
Accrued Compensation	2,196,426	2,247,057
Other Accrued Liabilities	638,235	811,003
Total Current Liabilities	9,379,232	12,029,670

LONG-TERM DEBT, Net of Unamortized Loan Fees	44,602,765	47,161,441

NONCURRENT LIABILITIES:
Loan Guarantees	248,317	273,805
Deferred Income Taxes	17,271,637	16,988,409
Unrecognized Tax Benefit	47,363	47,363
Other Accrued Liabilities	1,291,375	1,283,834
Financial Derivative Instruments	1,728,727	2,721,118
Deferred Compensation	428,487	450,473
Total Noncurrent Liabilities	21,015,906	21,765,002

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,212,491 and 5,200,689 Shares Issued and Outstanding	8,687,486	8,667,816
Accumulated Other Comprehensive Loss	(1,235,348)	(1,944,511)
Unearned Compensation	225,586	149,100
Retained Earnings	87,226,467	80,748,301
Total Stockholders' Equity	94,904,191	87,620,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,902,094	$168,576,819

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,623,624	$4,964,885
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,245,132	6,149,804
PPP Loan Forgiveness	(2,912,433)	-
Unrealized Gains on Investments	-	(47,640)
Undistributed Earnings of Other Equity Investments	(138,898)	(168,189)
Noncash Patronage Refund	(129,177)	(143,692)
Stock Issued in Lieu of Cash Payment	85,680	174,548
Distributions from Equity Investments	150,000	-
Stock-based Compensation	228,683	(10,079)
Changes in Assets and Liabilities:
Receivables	(1,299,998)	387,342
Income Taxes Receivable	(428,768)	(227,118)
Materials, Supplies and Inventories	(2,650,060)	(232,705)
Prepaid Expenses	(801,777)	(519,246)
Other Assets	(94,791)	(225,316)
Accounts Payable	(86,479)	(590,466)
Accrued Income Taxes	-	(729,600)
Other Accrued Taxes	(888)	(544)
Other Accrued Liabilities	(272,194)	(573,614)
Deferred Compensation	(150,845)	(143,119)
Net Cash Provided by Operating Activities	5,366,811	8,065,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,566,431)	(4,054,206)
Grants Received for Construction of Plant	-	422,786
Other, Net	(53,000)	(52,076)
Net Cash Used in Investing Activities	(5,619,431)	(3,683,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,305,200)	(2,316,615)
Loan Proceeds	-	2,889,000
Changes in Revolving Credit Facility	309,660	-
Repurchase of Common Stock	(72,067)	(238,612)
Dividends Paid	(1,405,839)	(674,171)
Net Cash Used in Financing Activities	(3,473,446)	(340,398)

NET INCREASE IN CASH	(3,726,066)	4,041,357

CASH at Beginning of Period	8,617,660	2,993,000

CASH at End of Period	$4,891,594	$7,034,357

Supplemental cash flow information:
Cash paid for interest	$1,285,943	$1,253,890
Net cash paid for income taxes	$2,270,000	$2,887,500

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED JUNE 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2021	5,207,119	$8,678,533	$(1,269,170)	$174,983	$85,394,403	$92,978,749

Director's Stock Plan	8,400	14,000			185,920	199,920
Restricted Stock Grant				50,603		50,603
Repurchase of Common Stock	(3,028)	(5,047)			(67,020)	(72,067)
Net Income					2,442,913	2,442,913
Dividends					(729,749)	(729,749)
Unrealized Gain on Interest Rate Swap			33,822			33,822

BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

	THREE MONTHS ENDED JUNE 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2020	5,179,866	$8,633,111	$(2,163,271)	$57,465	$73,908,545	$80,435,850

Director's Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				42,975		42,975
Net Income					2,344,077	2,344,077
Unrealized Loss on Interest Rate Swap			(110,290)			(110,290)

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

Directors' Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				119,944		119,944
Exercise of RSU's	1,836	3,060		(43,458)	40,398	-
Repurchase of Common Stock	(3,028)	(5,047)			(67,020)	(72,067)
Net Income					7,623,624	7,623,624
Dividends					(1,405,839)	(1,405,839)
Unrealized Gain on Interest Rate Swap			709,163			709,163

BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

	SIX MONTHS ENDED JUNE 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Directors' Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				37,801		37,801
Exercise of RSU's	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					4,964,885	4,964,885
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(2,087,466)			(2,087,466)

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $4,533,969 and $4,438,641 for the six months ended June 30, 2021 and 2020. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the quarter ended June 30, 2021 due to the Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal and state level.

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

As of June 30, 2021 and December 31, 2020 we had $44,155 of unrecognized tax benefits that if recognized would not affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2021 and December 31, 2020 we had $3,208 accrued interest that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$2,442,913	$2,442,913	$2,344,077	$2,344,077	$7,623,624	$7,623,624	$4,964,885	$4,964,885

Weighted-average common shares outstanding	5,210,700	5,219,430	5,192,689	5,197,589	5,206,766	5,214,992	5,188,647	5,192,868

Net income per share	$0.47	$0.47	$0.45	$0.45	$1.46	$1.46	$0.96	$0.96

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,210,700	5,210,700	5,192,689	5,192,689	5,206,766	5,206,766	5,188,647	5,188,647

Unvested RSU's	-	8,730	-	4,900	-	8,226	-	4,221

Weighted-average common shares outstanding	5,210,700	5,219,430	5,192,689	5,197,589	5,206,766	5,214,992	5,188,647	5,192,868

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in the fiscal years beginning January 1, 2021. The Company adopted ASU 2017-04 on January 1, 2021 and the adoption of the standard did not have a material effect on our financial position, results of operations or cash flows.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Voice Service¹	$1,761,460	$1,899,591
Network Access¹	1,353,495	1,633,236
Video Service¹	3,237,723	3,094,230
Data Service¹	5,836,759	5,336,635
Directory²	177,946	204,001
Other Contracted Revenue³	659,613	599,404
Other[4]	273,108	190,138

Revenue from customers	13,300,104	12,957,235

Subsidy and other revenue outside scope of ASC 606[5]	3,186,958	3,186,728

Total revenue	$16,487,062	$16,143,963

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

For the three months ended June 30, 2021, approximately 79.01% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.33% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.65% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2020, approximately 79.08% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.74% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.18% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Voice Services¹	$3,546,540	$3,844,119
Network Access¹	2,964,692	3,313,797
Video Service¹	6,265,270	6,072,515
Data Service¹	11,592,229	10,500,138
Directory²	356,065	412,006
Other Contracted Revenue³	1,284,107	1,201,946
Other[4]	574,196	442,680

Revenue from customers	26,583,099	25,787,201

Subsidy and other revenue outside scope of ASC 606[5]	6,382,086	6,523,820

Total revenue	$32,965,185	$32,311,021

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

For the six months ended June 30, 2021, approximately 78.90% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.36% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.74% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our Voice Over Internet Protocol (VOIP) digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

The Company currently receives funding based on the Alternative Connect America Cost Model (A-CAM) as described below, with the exception of Scott-Rice Telephone Company (Scott-Rice), which receives funding from the Federal Universal Service Fund (FUSF). Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our companies receive funding from A-CAM.

On February 25, 2019, the FCC issued Public Notice DA 19-115, which contained revised offers of A-CAM support and associated revised service deployment obligations. On February 27, 2019, the Company’s BOD authorized and directed the Company to accept the FCC’s revised offer of A-CAM support and the revised associated service deployment obligations. Under the revised FCC offer Notice, the Company will be entitled to annually receive (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer for a period of 10 years starting in 2019. The Company will use the additional support that it receives through the A-CAM program to continue to meet its defined broadband build-out obligations, which the Company is currently completing. A letter of acceptance to elect the revised A-CAM support was filed by the Company with the FCC on March 8, 2019. The FCC accepted the Company’s letter on March 11, 2019.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30,
	2021	2020
Accounts receivable, net	$2,442,474	$1,231,213
Contract assets	580,955	264,400
Contract liabilities	659,429	632,767

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended June 30, 2021 and 2020 the Company recognized expenses of $45,729 and $17,873, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2021 and 2020 the Company recognized expenses of $83,762 and $31,421, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contact liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contact liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues that are recognized into revenue on a monthly basis based on the term of the contract. Long-term contact liabilities are included in noncurrent liabilities under other accrued liabilities. During the three months ended June 30, 2021 and 2020, the Company recognized revenues of $46,071 and $3,074, respectively, related to deferred revenues. During the six months ended June 30, 2021 and 2020, the Company recognized revenues of $220,313 and $132,251, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2021. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of June 30, 2021 and December 31, 2020.

Right of Use Asset	Balance June 30, 2021	Balance December 31, 2020
Operating Lease right-of-use assets	$1,291,476	$1,211,707

Operating Lease Liability	Balance June 30, 2021	Balance December 31, 2020
Short-Term Operating Lease Liability	$273,568	$243,218
Long-Term Operating Lease Liability	1,048,798	993,596
Total	$1,322,366	$1,236,814

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2021
2021 (remaining)	$173,048
2022	347,278
2023	348,416
2024	236,948
2025	120,881
Thereafter	380,823
Total	1,607,394
Less Imputed interest	(285,028)
Present Value of Operating Leases	$1,322,366

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and six months ended June 30, 2021 was $84,153 and $176,030. Lease expense for the three and six months ended June 30, 2020 was $136,852 and $274,936.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2020. As of June 30, 2021, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at June 30, 2021 and December 31, 2020.

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

The components of our identified intangible assets are as follows:

		June 30, 2021		December 31, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$27,308,556	$42,878,445	$25,811,014
Regulatory Rights	15 yrs	4,000,000	3,599,967	4,000,000	3,466,635
Trade Name	3-5 yrs	310,106	180,434	310,106	149,423
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$31,088,957	$51,066,365	$29,427,072

Net Identified Intangible Assets			$19,977,408		$21,639,293

Amortization expense related to the definite-lived intangible assets was $1,661,885 and $1,661,885 for the six months ended June 30, 2021 and 2020. Amortization expense for the remaining six months of 2021 and the five years subsequent to 2021 is estimated to be:

● (July 1 – December 31)	$1,661,841
● 2022	$1,952,376
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. As of June 30, 2021, our IRSA covered $12,679,700, with a weighted average rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of June 30, 2021, our IRSA covered $35,538,936, with a weighted average rate of 3.50%.

Our remaining debt of $11.0 million ($9.7 million available under the revolving credit facilities and $1.3 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.36%, as of June 30, 2021.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of June 30, 2021 is 1.87.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At June 30, 2021, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On June 30, 2021, the fair value liability of these swaps was $1,728,727, which has been recorded net of deferred tax benefit of $493,379, resulting in the $1,235,348 in accumulated other comprehensive loss.

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

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of June 30, 2021, we have recorded a liability of $248,317 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2021, 559,156 shares remain available to be issued under the Plan.

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

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$ 16.64	12/8/2022
Issued	-	6,461	$ 16.64	12/31/2022
Exercised	(2,062)	(2,082)	$ 19.00	12/31/2019
Exercised	(1,588)	-	$ 19.44	12/11/2020
Forfeited	(1,254)	(4,549)
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$ 21.90	12/31/2023
Exercised	-	(1,588)	$ 23.67	12/31/2020
Balance at June 30, 2021	11,002	13,270

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

	▪	SM Broadband, LLC (SMB) – 8.33% subsidiary equity ownership interest. SMB provides network connectivity for regional businesses.

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first six months of 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In November 2017, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant provided up to 42.6% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company was eligible to receive $736,598 of the $1,727,998 total project costs. The Company provided the remaining 57.4% matching funds. Construction and expenditures for these projects began in 2018. We have received $650,208 for these projects as of June 30, 2021.

In January 2020, the Company was awarded a broadband grant from DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020. We have not received any funds for these projects as of June 30, 2021.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of June 30, 2021.

Note 14 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

On July 21, 2021, Nuvera purchased 4,000 shares under its publicly announced stock repurchase plan at a price of $23.85 per share for a total purchase price of $95,400.

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

Impact of Coronavirus (COVID-19) on Our Business

Through June 30, 2021, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining.

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

In the first six months of 2021 many of the markets in which we operate have begun to ease restrictions that were in place earlier in 2020 and a number of United States residents, including, a portion of our customers have been vaccinated in the period. This had two effects.

●      The first was to improve the outlook in the sales and installation of our internet products; and

●      The second was that the increased traffic on our networks has been addressed by the Company making substantial investments in 2020 to accommodate the increased traffic which we saw on our networks due to the pandemic.

In the first six months of 2021 viral infections have begun to decrease as vaccinations have become available to United States residents. However, we cannot predict when and if these vaccinations will completely eliminate the risks from COVID-19. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

In the first six months of 2021, we have seen an increase in our revenues due to internet growth mentioned above, however, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in the first six months of 2021 which have affected our margins. In addition, we are anticipating future supply chain issues in the inventory we use in our business and have therefore purchased a large amount of these items in order to avoid these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2021, we have $9.7M on our bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Executive Summary

Highlights:

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of June 30, 2021.

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

●      Net income for the second quarter of 2021 totaled $2,442,913, which was a $98,836, or 4.22% increase compared to the second quarter of 2020. This increase was primarily due to decreased income taxes related to the debt forgiveness from the PPP Loan described above and decreased interest expense, partially offset by a decrease in operating income, all of which are described below.

●      Consolidated revenue for the second quarter of 2021 totaled $16,487,062, which was a $343,099 or 2.13% increase compared to the second quarter of 2020. This increase was primarily due to increased data and video service revenues, partially offset by decreases in voice service, network access revenues and FUSF subsidies.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2021.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 3,008 or 14.21% for the twelve months ended June 30, 2021 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three and six months ended June 30, 2021 and 2020 are included below:

Communications Segment
	Three Months Ended June 30,
	2021	2020	Increase (Decrease)
Operating Revenues
Voice Service	$1,544,766	$1,682,358	$(137,592)	-8.18%
Network Access	1,344,685	1,584,838	(240,153)	-15.15%
Video Service	3,237,723	3,096,144	141,579	4.57%
Data Service	6,368,566	5,830,858	537,708	9.22%
A-CAM/FUSF	2,953,966	2,994,620	(40,654)	-1.36%
Other	1,037,356	955,145	82,211	8.61%
Total Operating Revenues	16,487,062	16,143,963	343,099	2.13%

Cost of Services, Excluding Depreciation and Amortization	7,308,745	6,881,940	426,805	6.20%
Selling, General and Administrative	2,554,766	2,557,721	(2,955)	-0.12%
Depreciation and Amortization Expenses	3,124,282	3,048,424	75,858	2.49%
Total Operating Expenses	12,987,793	12,488,085	499,708	4.00%

Operating Income	$3,499,269	$3,655,878	$(156,609)	-4.28%

Net Income	$2,442,913	$2,344,077	$98,836	4.22%

Capital Expenditures	$3,826,016	$2,300,017	$1,525,999	66.35%

Communications Segment
	Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Operating Revenues
Local Service	$3,096,044	$3,431,054	$(335,010)	-9.76%
Network Access	2,927,125	3,216,780	(289,655)	-9.00%
Video	6,266,600	6,077,738	188,862	3.11%
Data	12,636,537	11,482,376	1,154,161	10.05%
A-CAM/FUSF	5,922,161	6,093,655	(171,494)	-2.81%
Other	2,116,718	2,009,418	107,300	5.34%
Total Operating Revenues	32,965,185	32,311,021	654,164	2.02%

Cost of Services, Excluding Depreciation and Amortization	14,815,586	13,818,437	997,149	7.22%
Selling, General and Administrative	5,218,656	5,228,589	(9,933)	-0.19%
Depreciation and Amortization Expenses	6,195,854	6,100,526	95,328	1.56%
Total Operating Expenses	26,230,096	25,147,552	1,082,544	4.30%

Operating Income	$6,735,089	$7,163,469	$(428,380)	-5.98%

Net Income	$7,623,624	$4,964,885	$2,658,739	53.55%

Capital Expenditures	$5,566,431	$4,054,206	$1,512,225	37.30%

Key metrics
Access Lines	18,157	21,165	(3,008)	-14.21%
Video Customers	10,470	11,218	(748)	-6.67%
Broadband Customers	31,979	30,441	1,538	5.05%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,544,766, which was $137,592 or 8.18% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $3,096,044 which was $335,010 or 9.76% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, partially offset by a combination of rate increases introduced into several of our markets in the first quarters of 2021 and 2020.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,344,685, which is $240,153 or 15.15% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $2,927,125, which is $289,655 or 9.00% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19.

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

Video Servcice – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video Service revenue was $3,237,723, which is $141,579 or 4.57% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $6,266,600, which is $188,862 or 3.11% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to a combination of rate increases introduced into several of our markets, partially offset by a decrease in video customers, which continues to be impacted by the on-going effects of COVID-19.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $6,368,566, which is $537,708 or 9.22% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $12,636,537, which is $1,154,161 or 10.05% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers in 2021. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,953,966, which is $40,654 or 1.36% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. A-CAM/FUSF support totaled $5,922,161, which is $171,494 or 2.81% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily due to lower FUSF support received for Scott-Rice due to declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,037,356, which is $82,211 or 8.61% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $2,116,718, which is $107,300 or 5.34% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to increases in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,308,745, which is $426,805 or 6.20% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $14,815,586, which is $997,149 or 7.22% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly-skilled workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,554,766, which is $2,955 or 0.12% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $5,218,656, which is $9,933 or 0.19% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily due to the continuation of cost containment measures implemented in 2020 by the Company due to COVID-19.

Depreciation and Amortization

Depreciation and amortization was $3,124,282, which is $75,858 or 2.49% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $6,195,854, which is $95,328 or 1.56% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,499,269, which is $156,609 or 4.28% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Operating income was $6,735,089, which is $428,380 or 5.98% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $527,825, which is $82,869 or 13.57% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $1,093,199, which is $201,158 or 15.54% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These decreases were primarily due to lower outstanding debt balances in connection with our credit facility with CoBank.

Interest and dividend income was $58,428, which is $6,092 or 11.64% higher in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $159,830, which is $61,301 or 62.22% higher in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily due to increases in dividend income earned on our investments.

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

Other income for the six months ended June 30, 2021 and 2020, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2021 was $625,490, compared to $647,369 allocated and received in 2020. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $38,895, which is $39,988 or 50.69% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and was $104,943, which is $55,271 or 34.50% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $636,132, which is $275,448 or 30.22% lower in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily due to the State of Minnesota passing legislation making the PPP Loan forgiveness tax exempt at the state tax level, aligning it with the federal tax code. Income tax expense was $1,841,232, which is $89,549 or 4.64% lower in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily due to the PPP Loan forgiveness being tax exempt at the federal and state level. The effective income tax rate for the six months ending June 30, 2021 and 2020 was approximately 19.45% and 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $144,018,800 as of June 30, 2021, reflecting 65.90% equity and 34.10% debt. This compares to a capital structure of $141,570,577 at December 31, 2020, reflecting 61.9% equity and 38.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.87 times debt to EBITDA (as defined in our loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivables.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2021 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2021 we had a working capital surplus of $7,275,103. In addition, as of June 30, 2021, we had $9.7 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of June 30, 2021 was primarily the result of increased inventories and receivables, and a lower current portion due on our long-term debt.

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

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it have created and are expected to create volatility with our future cash flows. Our future cash flows are expected to be impacted by our customer’s inability to pay for or keep their existing services, or their inability to acquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We continue to monitor our discretionary spending in reaction to the COVID-19 pandemic. We have experienced disruptions in our business as we implemented modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$5,366,811	$8,065,251
Investing activities	(5,619,431)	(3,683,496)
Financing activities	(3,473,446)	(340,398)
Change in cash	$(3,726,066)	$4,041,357

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2021 was $5,366,811, compared to cash generated by operations of $8,065,251 in the first six months of 2020. The decrease in cash flows from operating activities in 2021 was primarily due to the timing of the increase/decrease in assets and liabilities including the purchase of a large amount of inventory to avoid anticipated supply chain issues we are expecting in the second half of 2021.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of June 30, 2021 was $4,891,594 compared to $8,617,660 as of December 31, 2020.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $5,619,431 during the first six months of 2021 compared to $3,683,496 during the first six months of 2020. Capital expenditures relating to on-going operations were $5,566,431 for the six months ended June 30, 2021 compared to $4,054,206 for the six months ended June 30, 2020. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2021, we had $9.7 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 was $3,473,446. This included long-term debt repayments of $2,305,200, draws on our revolving credit facility of $309,660, the repurchase of common stock of $72,067 and the distribution of $1,405,839 of dividends to our stockholders. Cash used in financing activities for the six months ended June 30, 2020 was $340,398. This included long-term debt repayments of $2,316,615, the issuance of debt (PPP loan funds) of $2,889,000, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $7,275,103 as of June 30, 2021, with current assets of approximately $16.7 million and current liabilities of approximately $9.4 million, compared to a working capital surplus of $3,055,128 as of December 31, 2020. The ratio of current assets to current liabilities was 1.78 and 1.25 as of June 30, 2021 and December 31, 2020. The working capital surplus at June 30, 2021 was primarily the result of increased inventories and receivables, and a lower current portion due on our long-term debt.

At June 30, 2021 and December 31, 2020 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the second quarter of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,749 for the second quarter and $676,090 for the first quarter. We declared a quarterly dividend of $0.13 per share for the first quarter of 2020, which totaled $674,171 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020 our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of June 30, 2021 is 1.87.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new OSS/BSS/Accounting operating system in the first quarter of 2021. The Company has evaluated the effectiveness of the design and the operation of the controls surrounding this new system and have determined that the new system is operating effectively as of June 30, 2021. The Company and will continue to evaluate and test the design and controls of the new system over the remainder of 2021.

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

The following table summarizes stock repurchases for the six months ending June 30, 2021.

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1, 2019 - March 31, 2021	19,487	N/A	$3,647,263
April 1 - June 30, 2021	3,028	$23.80	$3,575,197
Total July 1, 2019 - June 30, 2021	22,515

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

NUVERA COMMUNICATIONS, INC.

Dated: August 9, 2021	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 9, 2021	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer