Form 10-Q
period 2021-09-30
Nuvera Communications, Inc.
filed 2021-11-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2021

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

The total number of shares of the registrant’s common stock outstanding as of November 9, 2021: 5,208,491.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
OPERATING REVENUES:
Voice Service	$1,543,749	$1,664,700	$4,639,793	$5,095,754
Network Access	1,333,767	1,419,902	4,260,892	4,636,682
Video Service	3,186,355	3,081,057	9,452,955	9,158,795
Data Service	6,434,544	5,924,036	19,071,081	17,406,412
A-CAM/FUSF	2,919,496	2,995,736	8,841,657	9,089,391
Other Non-Regulated	966,694	1,255,142	3,083,412	3,264,560
Total Operating Revenues	16,384,605	16,340,573	49,349,790	48,651,594

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,338,967	3,201,938	10,091,585	9,403,009
Cost of Video	2,595,189	2,518,433	8,051,667	7,726,161
Cost of Data	923,944	915,104	2,767,166	2,572,503
Cost of Other Nonregulated Services	384,662	415,455	1,147,930	1,167,694
Depreciation and Amortization	3,174,698	3,019,123	9,370,552	9,119,649
Selling, General and Administrative	2,509,874	2,308,662	7,728,530	7,537,251
Total Operating Expenses	12,927,334	12,378,715	39,157,430	37,526,267

OPERATING INCOME	3,457,271	3,961,858	10,192,360	11,125,327

OTHER (EXPENSE) INCOME
Interest Expense	(522,832)	(613,541)	(1,616,031)	(1,907,898)
Interest/Dividend Income	22,235	5,936	182,065	104,465
Interest During Construction	21,957	25,946	42,227	93,507
Gain on PPP Loan Forgiveness	-	-	2,912,433	-
Gain on Investments	-	-	-	52,881
CoBank Patronage Dividends	-	-	625,490	647,369
Other Investment Income	139,833	36,956	244,776	197,170
Total Other Income (Expense)	(338,807)	(544,703)	2,390,960	(812,506)

INCOME BEFORE INCOME TAXES	3,118,464	3,417,155	12,583,320	10,312,821

INCOME TAXES	873,168	956,801	2,714,400	2,887,582

NET INCOME	$2,245,296	$2,460,354	$9,868,920	$7,425,239

NET INCOME PER SHARE
Basic	$0.43	$0.47	$1.90	$1.43
Diluted	$0.43	$0.47	$1.89	$1.43

DIVIDENDS PER SHARE	$0.1400	$0.0000	$0.4100	$0.1300

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,208,491	5,199,101	5,207,341	5,192,132
Diluted	5,219,374	5,205,684	5,216,453	5,197,140

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Net Income	$2,245,296	$2,460,354	$9,868,920	$7,425,239

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	202,791	147,875	1,195,182	(2,773,292)
Income Tax Benefit (Expense) Related to Unrealized Gains (Losses) on Interest Rate Swaps	(57,877)	(42,203)	(341,105)	791,498
Other Comprehensive Income (Loss):	144,914	105,672	854,077	(1,981,794)

Comprehensive Income	$2,390,210	$2,566,026	$10,722,997	$5,443,445

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2021	December 31, 2020

CURRENT ASSETS:
Cash	$4,746,025	$8,617,660
Receivables, Net of Allowance for Doubtful Accounts of $140,000 and $160,000	1,972,846	1,885,196
Income Taxes Receivable	176,186	615,587
Materials, Supplies, and Inventories	6,028,655	2,965,960
Prepaid Expenses and Other Current Assets	1,808,278	1,000,395
Total Current Assets	14,731,990	15,084,798

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	19,146,465	21,639,293
Other Investments	10,246,840	9,960,187
Right of Use Asset	1,222,606	1,211,707
Other Assets	406,664	299,155
Total Investments and Other Assets	80,925,604	83,013,371

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	181,841,046	171,961,736
Other Property & Equipment	26,862,878	25,758,591
Video Plant	11,184,427	11,143,951
Total Property, Plant and Equipment	219,888,351	208,864,278
Less Accumulated Depreciation	145,248,602	138,385,628
Net Property, Plant & Equipment	74,639,749	70,478,650

TOTAL ASSETS	$170,297,343	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

September 30, 2021		December 31, 2020

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$6,788,430
Accounts Payable	2,038,402	1,604,735
Other Accrued Taxes	192,087	258,691
Deferred Compensation	127,834	319,754
Accrued Compensation	2,115,767	2,247,057
Other Accrued Liabilities	897,845	811,003
Total Current Liabilities	9,883,779	12,029,670

LONG-TERM DEBT, Net of Unamortized Loan Fees	43,165,144	47,161,441

NONCURRENT LIABILITIES:
Loan Guarantees	235,448	273,805
Deferred Income Taxes	17,329,514	16,988,409
Unrecognized Tax Benefit	47,363	47,363
Other Accrued Liabilities	1,194,569	1,283,834
Financial Derivative Instruments	1,525,936	2,721,118
Deferred Compensation	412,521	450,473
Total Noncurrent Liabilities	20,745,351	21,765,002

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,208,491 and 5,200,689 Shares Issued and Outstanding	8,680,819	8,667,816
Accumulated Other Comprehensive Loss	(1,090,434)	(1,944,511)
Unearned Compensation	258,842	149,100
Retained Earnings	88,653,842	80,748,301
Total Stockholders' Equity	96,503,069	87,620,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,297,343	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,868,920	$7,425,239
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,444,469	9,193,566
PPP Loan Forgiveness	(2,912,433)	-
Unrealized Gains on Investments	-	(47,640)
Undistributed Earnings of Other Equity Investments	(262,423)	(225,680)
Noncash Patronage Refund	(149,586)	(143,692)
Stock Issued in Lieu of Cash Payment	252,968	234,522
Distributions from Equity Investments	150,000	100,000
Stock-based Compensation	153,200	13,098
Changes in Assets and Liabilities:
Receivables	(86,498)	186,608
Income Taxes Receivable	439,401	(120,318)
Materials, Supplies and Inventories	(3,062,695)	(747,240)
Prepaid Expenses	(752,191)	(780,450)
Other Assets	(108,661)	(52,943)
Accounts Payable	529,947	(137,845)
Accrued Income Taxes	-	(729,600)
Other Accrued Taxes	(66,604)	(60,279)
Other Accrued Liabilities	(121,179)	(359,911)
Deferred Compensation	(229,872)	(221,472)
Net Cash Provided by Operating Activities	13,086,763	13,525,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(11,859,569)	(7,894,696)
Grants Received for Construction of Plant	724,465	650,208
Other, Net	(63,000)	(945,942)
Net Cash Used in Investing Activities	(11,198,104)	(8,190,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(3,457,800)	(3,469,215)
Loan Proceeds	-	2,889,000
Changes in Revolving Credit Facility	-	56,207
Repurchase of Common Stock	(167,467)	(238,612)
Dividends Paid	(2,135,027)	(674,171)
Net Cash Used in Financing Activities	(5,760,294)	(1,436,791)

NET CHANGE IN CASH	(3,871,635)	3,898,742

CASH at Beginning of Period	8,617,660	2,993,000

CASH at End of Period	$4,746,025	$6,891,742

Supplemental cash flow information:
Cash paid for interest	$1,715,087	$1,821,995
Net cash paid for income taxes	$2,275,000	$3,737,500

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

Restricted Stock Grant				33,256		33,256
Repurchase of Common Stock	(4,000)	(6,667)			(88,733)	(95,400)
Net Income					2,245,296	2,245,296
Dividends					(729,188)	(729,188)
Unrealized Gain on Interest Rate Swap			144,914			144,914

BALANCE on September 30, 2021	5,208,491	$8,680,819	$(1,090,434)	$258,842	$88,653,842	$96,503,069

	THREE MONTHS ENDED SEPTEMBER 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on June 30, 2020	5,199,101	$8,665,169	$(2,273,561)	$100,440	$76,525,033	$83,017,081

Restricted Stock Grant				23,177		23,177
Net Income					2,460,354	2,460,354
Unrealized Gain on Interest Rate Swap			105,672			105,672

BALANCE on September 30, 2020	5,199,101	$8,665,169	$(2,167,889)	$123,617	$78,985,387	$85,606,284

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

Directors' Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				153,200		153,200
Exercise of RSU's	1,836	3,060		(43,458)	40,398	-
Repurchase of Common Stock	(7,028)	(11,714)			(155,753)	(167,467)
Net Income					9,868,920	9,868,920
Dividends					(2,135,027)	(2,135,027)
Unrealized Gain on Interest Rate Swap			854,077			854,077

BALANCE on September 30, 2021	5,208,491	$8,680,819	$(1,090,434)	$258,842	$88,653,842	$96,503,069

	NINE MONTHS ENDED SEPTEMBER 30, 2020
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	72,106,198	$80,758,055

Directors' Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				60,978		60,978
Exercise of RSU's	4,144	6,907		(126,616)	71,829	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					7,425,239	7,425,239
Dividends					(674,171)	(674,171)
Unrealized Loss on Interest Rate Swap			(1,981,794)			(1,981,794)

BALANCE on September 30, 2020	5,199,101	$8,665,169	$(2,167,889)	$123,617	$78,985,387	$85,606,284

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $6,877,724 and $6,626,821 for the nine months ended September 30, 2021 and 2020. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the quarter ended September 30, 2021, due to the Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal and state level.

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

As of September 30, 2021, and December 31, 2020, we had $44,155 of unrecognized tax benefits that if recognized would not affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2021, and December 31, 2020, we had $3,208 accrued interest that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$2,245,296	$2,245,296	$2,460,354	$2,460,354	$9,868,920	$9,868,920	$7,425,239	$7,425,239

Weighted-average common shares outstanding	5,208,491	5,219,374	5,199,101	5,205,684	5,207,341	5,216,453	5,192,132	5,197,140

Net income per share	$0.43	$0.43	$0.47	$0.47	$1.90	$1.89	$1.43	$1.43

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,208,491	5,208,491	5,199,101	5,199,101	5,207,341	5,207,341	5,192,132	5,192,132

Unvested RSU's	-	10,883	-	6,583	-	9,112	-	5,008

Weighted-average common shares outstanding	5,208,491	5,219,374	5,199,101	5,205,684	5,207,341	5,216,453	5,192,132	5,197,140

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in the fiscal years beginning January 1, 2021. The Company adopted ASU 2017-04 on January 1, 2021, and the adoption of the standard did not have a material effect on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018, is permitted. Management is evaluating the impact the adoption of ASU 2016-13 will have on the Company’s financial statements (if any).

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2021 and 2020:

Three Months Ended September 30,
2021		2020
Voice Service¹	$1,733,383	$1,910,086
Network Access¹	1,345,501	1,467,317
Video Service¹	3,185,970	3,078,909
Data Service¹	5,897,494	5,423,260
Directory²	181,626	202,800
Other Contracted Revenue³	658,867	602,346
Other[4]	263,980	445,661

Revenue from customers	13,266,821	13,130,379

Subsidy and other revenue outside scope of ASC 606[5]	3,117,784	3,210,194

Total revenue	$16,384,605	$16,340,573

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

For the three months ended September 30, 2021, approximately 79.36% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.03% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.61% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended September 30, 2020, approximately 77.63% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.73% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30,
2021		2020
Voice Services¹	$5,279,923	$5,754,205
Network Access¹	4,310,193	4,781,114
Video Service¹	9,451,240	9,151,424
Data Service¹	17,489,723	15,923,398
Directory²	537,691	614,806
Other contracted revenue³	1,942,974	1,804,292
Other[4]	838,176	888,341

Revenue from customers	39,849,920	38,917,580

Subsidy and other revenue outside scope of ASC 606[5]	9,499,870	9,734,014

Total revenue	$49,349,790	$48,651,594

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

For the nine months ended September 30, 2021, approximately 79.05% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.25% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.70% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our Voice Over Internet Protocol (VOIP) digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local cable TV (CATV), satellite dish TV and off-air TV service providers. We serve twenty-two communities with our Internet Protocol TV (IPTV) services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30,
	2021	2020
Accounts receivable, net	$1,228,974	$1,431,947
Contract assets	618,435	324,548
Contract liabilities	815,656	714,194

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended September 30, 2021 and 2020 the Company recognized expenses of $51,920 and $21,967, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2021 and 2020 the Company recognized expenses of $135,683 and $53,388, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the three months ended September 30, 2021 and 2020, the Company recognized revenues of $60,394 and $64,101, respectively related to deferred revenues. During the nine months ended September 30, 2021 and 2020, the Company recognized revenues of $280,707 and $196,352, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2021. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU and operating lease liabilities as of September 30, 2021 and December 31, 2020.

Right of Use Asset	Balance September 30, 2021	Balance December 31, 2020
Operating Lease right-of-use assets	$1,222,606	$1,211,707

Operating Lease Liability	Balance September 30, 2021	Balance December 31, 2020
Short-Term Operating Lease Liability	$278,108	$243,218
Long-Term Operating Lease Liability	977,512	993,596
Total	$1,255,620	$1,236,814

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance September 30, 2021
2021 (remaining)	$86,524
2022	347,278
2023	348,416
2024	236,948
2025	120,881
Thereafter	380,823
Total	1,520,870
Less Imputed interest	(265,250)
Present Value of Operating Leases	$1,255,620

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and nine months ended September 30, 2021 was $90,370 and $268,400. Lease expense for the three and nine months ended September 30, 2020 was $130,277 and $405,213.

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

We have entered into interest rate swap agreements (IRSAs) with our lender, CoBank, ACB (CoBank) to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the marketplace. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreements was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements on December 31, 2020. As of September 30, 2021, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flows approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 on September 30, 2021 and December 31, 2020.

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

The components of our identified intangible assets are as follows:

		September 30, 2021		December 31, 2020
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$28,057,327	$42,878,445	$25,811,014
Regulatory Rights	15 yrs	4,000,000	3,666,633	4,000,000	3,466,635
Trade Name	3-5 yrs	310,106	195,940	310,106	149,423
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$31,919,900	$51,066,365	$29,427,072

Net Identified Intangible Assets			$19,146,465		$21,639,293

Amortization expense related to the definite-lived intangible assets was $2,492,828 and $2,492,828 for the nine months ended September 30, 2021 and 2020. Amortization expense for the remaining three months of 2021 and the five years subsequent to 2021 is estimated to be:

● (October 1 – December 31)	$830,898
● 2022	$1,952,376
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809

Note 6 – Secured Credit Facility

We have a master loan agreement with CoBank. Nuvera and its respective subsidiaries also have security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. These mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning in September 2018 and maturing on July 31, 2025.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of September 30, 2021, our IRSA covered $12,391,550, with a weighted average rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of September 30, 2021, our IRSA covered $34,731,303, with a weighted average rate of 3.50%.

Our remaining debt of $10.9 million ($10.0 million available under the revolving credit facilities and $0.9 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.34%, as of September 30, 2021.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of September 30, 2021, is 1.83.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. As of September 30, 2021, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration’s (SBA’s) PPP, which was established as part of the Coronavirus (COVID-19) Aid, Relief Economic Security Act, or CARES Act. The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender.

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

On August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the LIBOR variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On September 30, 2021, the fair value liability of these swaps was $1,525,936, which has been recorded net of deferred tax benefit of $435,502, resulting in the $1,090,434 in accumulated other comprehensive loss.

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

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of September 30, 2021, we have recorded a liability of $235,448 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017, Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2021, 559,156 shares remain available to be issued under the Plan

Starting in 2017 and each subsequent year following 2017, our BOD and Compensation Committee granted awards to the Company’s executive officers under the Plan. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs which is determined by our BOD. Forfeitures of RSU’s are accounted for as they occur. Each executive officer received or may receive time-based RSUs and performance based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD and will vest over a three-year period based on the executive officer being employed by the Company on the vesting date. The performance based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD and will vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three-year period. The ROIC target is set by the BOD. Executive officers may earn more or less performance based RSU’s based on if the actual ROIC over the time period is more or less than target. Upon vesting of either time-based or performance based RSUs, the executive officers will be able to receive Common Stock in the Company in exchange for the RSUs.

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Exercised	(2,062)	(2,082)	$19.00	12/31/2019
Exercised	(1,588)	-	$19.44	12/11/2020
Forfeited	(1,254)	(4,549)
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Balance at September 30, 2021	11,002	13,270

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our local communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	▪	Nuvera Communications, Inc., the parent company;
	▪	Hutchinson Telephone Company (HTC), a wholly owned subsidiary of Nuvera;
	▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera;
	▪	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera;
	▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera;
	▪	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	▪	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	▪	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides network connectivity for regional businesses.

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first nine months of 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In January 2020, the Company was awarded a broadband grant from DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of September 30, 2021.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of September 30, 2021.

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

Impact of COVID-19 on Our Business

Through September 30, 2021, the COVID-19 pandemic has had significant impacts on our business. We continue to operate with some modifications because, based on the various published standards to date, the work our employees are performing, particularly with respect to providing communication services required by our customers is critical, essential and life-sustaining.

We took actions intended to protect our employees and our customers that adversely affected our results.

●      First, we restricted public access to our offices and halted all customer in-location service installations and performed those installations remotely, which resulted in lower sales and installations through the third quarter of 2021. Many of our locations have re-opened to the public but with restrictions which has caused lower customer traffic and lower sales;

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

●      Fourth, although we have seen an increase in customers for our internet product including increased demand for higher bandwidth speeds that increase has not been able to offset the loss in customers we have experienced in our legacy voice and video products. We also expect that due to financial hardships created by the COVID-19 pandemic that a number of our customers may have difficulty in paying for their existing services which will affect our ability to ultimately collect from and retain those customers; and

●      Fifth, social actions taken to mitigate the effects of the pandemic produced increased costs for us through significant demand for personal protection equipment and sanitation products to protect our employees and customers.

In the first nine months of 2021 many of the markets in which we operate have begun to ease restrictions that were in place earlier in 2020 and a number of United States residents, including, a portion of our customers have been vaccinated in the period. This had two effects.

●      The first was to improve the outlook in the sales and installation of our internet products; and

●      The second was that the increased traffic on our networks has been addressed by the Company making substantial investments in 2020 to accommodate the increased traffic which we saw on our networks due to the pandemic.

In the first nine months of 2021 viral infections have begun to increase again despite vaccinations having become available to United States residents. We cannot predict when and if these vaccinations will completely eliminate the risks from COVID-19. As a result, there remains significant uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors deriving from the COVID-19 response that have or may negatively impact sales and gross margins in the future include, but are not limited to: limitations on the ability of our suppliers and content providers to manufacture, or procure from manufactures, the products and services we sell, or to meet delivery and installation requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products or our inability to install our products; limitations on the ability of our customers to conduct business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

In the first nine months of 2021, we have seen an increase in our revenues due to internet growth mentioned above, however, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in the first nine months of 2021 which have affected our margins. In addition, we are anticipating future supply chain issues in the inventory we use in our business and have therefore purchased a large amount of these items in order to avoid these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of September 30, 2021, we have $10.0M on our bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

Executive Summary

Highlights:

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of September 30, 2021.

●      On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP. The PPP was designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA forgave loans if all employees were kept on the payroll for a required period of time under the program starting April 16, 2020, and the loan funds were used for payroll, rent and utilities. Nuvera retained employment of all employees through this period and followed all the SBA rules regarding this loan. The Company applied for debt forgiveness in August 2020. On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens has received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven.

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of September 30, 2021.

●      Net income for the third quarter of 2021 totaled $2,245,296, which was a $215,058, or 8.74% decrease compared to the third quarter of 2020. This decrease was primarily due to a decrease in operating income, partially offset by a decrease interest expense and a decrease in income taxes, all of which are described below.

●      Consolidated revenue for the third quarter of 2021 totaled $16,384,605, which was a $44,032 or 0.27% increase compared to the third quarter of 2020. This increase was primarily due to increased data and video service revenues, partially offset by decreases in voice services, network access revenues, FUSF subsidies and other revenue.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2021.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,949 or 14.32% for the twelve months ended September 30, 2021, due to the reasons mentioned above.

The expansion of our state-of-the-art; fiber-rich communications network, growth in broadband customer sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

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

Financial results for the Communications Segment for the three and nine months ended September 30, 2021 and 2020 are included below:

Communications Segment
	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Operating Revenues
Voice Service	$1,543,749	$1,664,700	$(120,951)	-7.27%
Network Access	1,333,767	1,419,902	(86,135)	-6.07%
Video Service	3,186,355	3,081,057	105,298	3.42%
Data Service	6,434,544	5,924,036	510,508	8.62%
A-CAM/FUSF	2,919,496	2,995,736	(76,240)	-2.54%
Other	966,694	1,255,142	(288,448)	-22.98%
Total Operating Revenues	16,384,605	16,340,573	44,032	0.27%

Cost of Services, Excluding Depreciation and Amortization	7,242,762	7,050,930	191,832	2.72%
Selling, General and Administrative	2,509,874	2,308,662	201,212	8.72%
Depreciation and Amortization Expenses	3,174,698	3,019,123	155,575	5.15%
Total Operating Expenses	12,927,334	12,378,715	548,619	4.43%

Operating Income	$3,457,271	$3,961,858	$(504,587)	-12.74%

Net Income	$2,245,296	$2,460,354	$(215,058)	-8.74%

Capital Expenditures	$6,293,138	$3,840,490	$2,452,648	63.86%

Communications Segment
	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Operating Revenues
Voice Service	$4,639,793	$5,095,754	$(455,961)	-8.95%
Network Access	4,260,892	4,636,682	(375,790)	-8.10%
Video Service	9,452,955	9,158,795	294,160	3.21%
Data Service	19,071,081	17,406,412	1,664,669	9.56%
A-CAM/FUSF	8,841,657	9,089,391	(247,734)	-2.73%
Other	3,083,412	3,264,560	(181,148)	-5.55%
Total Operating Revenues	49,349,790	48,651,594	698,196	1.44%

Cost of Services, Excluding Depreciation and Amortization	22,058,348	20,869,367	1,188,981	5.70%
Selling, General and Administrative	7,728,530	7,537,251	191,279	2.54%
Depreciation and Amortization Expenses	9,370,552	9,119,649	250,903	2.75%
Total Operating Expenses	39,157,430	37,526,267	1,631,163	4.35%

Operating Income	$10,192,360	$11,125,327	$(932,967)	-8.39%

Net Income	$9,868,920	$7,425,239	$2,443,681	32.91%

Capital Expenditures	$11,859,569	$7,894,696	$3,964,873	50.22%

Key metrics
Access Lines	17,644	20,593	(2,949)	-14.32%
Video Customers	10,282	10,979	(697)	-6.35%
Broadband Customers	32,289	30,633	1,656	5.41%
Certain historical numbers have been changed to conform to the current year's presentation

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,543,749, which was $120,951 or 7.27% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $4,639,793 which was $455,961 or 8.95% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, partially offset by a combination of rate increases introduced into several of our markets in the first quarters of 2021 and 2020.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,333,767, which was $86,135 or 6.07% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $4,260,892 which was $375,790 or 8.10% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video Service revenue was $3,186,355, which was $105,298 or 3.42% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $9,452,955, which was $294,160 or 3.21% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to a combination of rate increases introduced into several of our markets, partially offset by a decrease in video customers, which continues to be impacted by the on-going effects of COVID-19.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data revenue was $6,434,544, which was $510,508 or 8.62% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $19,071,081, which was $1,664,669 or 9.56% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers in 2021. We expect continued growth in this area will be driven by expansion of service areas, our aggressively packaging service bundles and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,919,496, which was $76,240 or 2.54% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. A-CAM/FUSF support totaled $8,841,657, which was $247,734 or 2.73% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to lower FUSF support received for Scott-Rice due to declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $966,694, which was $288,448 or 22.98% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $3,083,412, which was $181,148 or 5.55% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to decreases in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,242,762, which was $191,832 or 2.72% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $22,058,348, which was $1,188,981 or 5.70% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,509,874, which was $201,212 or 8.72% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $7,728,530, which was $191,279 or 2.54% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to higher costs associated with professional and consulting services.

Depreciation and Amortization

Depreciation and amortization were $3,174,698, which was $155,575 or 5.15% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $9,370,552, which was $250,903 or 2.75% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to increases in our broadband property, plant and equipment, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,457,271, which was $504,587 or 12.74% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $10,192,360, which was $932,967 or 8.39% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $522,832, which is $90,709 or 14.78% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $1,616,031, which was $291,867 or 15.30% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily due to lower outstanding debt balances in connection with our credit facility with CoBank.

Interest and dividend income was $22,235, which was $16,299 or 274.58% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $182,065, which was $77,600 or 74.28% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily due to increases in dividend income earned on our investments.

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

Other income for the nine months ended September 30, 2021 and 2020, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2021 was $625,490, compared to $647,369 allocated and received in 2020. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $139,833, which was $102,877 or 278.38% higher in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and was $244,776, which was $47,606 or 24.14% higher in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $873,168, which was $83,633 or 8.74% lower in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to a decrease in operating income. Income tax expense was $2,714,400, which was $173,182 or 6.00% lower in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily due to lower operating income and the PPP Loan forgiveness being tax exempt at the federal and state level. The effective income tax rate for the nine months ending September 30, 2021 and 2020 was approximately 21.57% and 28.0%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $144,180,057 as of September 30, 2021, reflecting 66.9% equity and 33.1% debt. This compares to a capital structure of $141,570,577 as of December 31, 2020, reflecting 61.9% equity and 38.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.83 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivables.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2021, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of September 30, 2021, we had a working capital surplus of $4,848,211. In addition, as of September 30, 2021, we had $10.0 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of September 30, 2021, was primarily the result of increased inventories and receivables, and a lower current portion due on our long-term debt.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$13,086,763	$13,525,963
Investing activities	(11,198,104)	(8,190,430)
Financing activities	(5,760,294)	(1,436,791)
Change in cash	$(3,871,635)	$3,898,742

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2021 was $13,086,763, compared to cash generated by operations of $13,525,963 in the first nine months of 2020. The decrease in cash from operating activities in 2021 was primarily due to the timing of the increase/decrease in assets and liabilities including the purchase of a large amount of inventory to avoid anticipated supply chain issues we are expecting in the second half of 2021.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of September 30, 2021 was $4,746,025 compared to $8,617,660 as of December 31, 2020.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our local networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $11,198,104 during the first nine months of 2021 compared to $8,190,430 during the first nine months of 2020. Capital expenditures relating to on-going operations were $11,859,569 for the nine months ended September 30, 2021 compared to $7,894,696 for the nine months ended September 30, 2020. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2021, we had $10.0 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 was $5,760,294. This included long-term debt repayments of $3,457,800, the repurchase of common stock of $167,467 and the distribution of $2,135,027 of dividends to our stockholders. Cash used in financing activities for the nine months ended September 30, 2020 was $1,436,791. This included long-term debt repayments of $3,469,215, the issuance of debt (PPP loan funds) of $2,889,000, draws on our revolving credit facility of $56,207, the repurchase of common stock of $238,612 and the distribution of $674,171 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $4,848,211 as of September 30, 2021, with current assets of approximately $14.7 million and current liabilities of approximately $9.9 million, compared to a working capital surplus of $3,055,128 as of December 31, 2020. The ratio of current assets to current liabilities was 1.49 and 1.25 as of September 30, 2021 and December 31, 2020. The working capital surplus as of September 30, 2021 was primarily the result of increased inventories, and a lower current portion due on our long-term debt.

As of September 30, 2021 and December 31, 2020 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the second and third quarters of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,188 for the third quarter, $729,749 for the second quarter and $676,090 for the first quarter. We declared a quarterly dividend of $0.13 per share for the first quarter of 2020, which totaled $674,171 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of September 30, 2021, was 1.83.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new OSS/BSS/Accounting operating system in the first quarter of 2021. The Company has evaluated the effectiveness of the design and the operation of the controls surrounding this new system and have determined that the new system is operating effectively as of September 30, 2021. The Company will continue to evaluate and test the design and controls of the new system over the remainder of 2021.

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

The following table summarizes stock repurchases for the nine months ending September 30, 2021.

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1, 2019 - June 30, 2021	22,515	N/A	$3,575,197
July 1, 2021 - September 30, 2021	4,000	$23.85	$3,479,797
Total July 1 ,2019 - September 30, 2021	26,515

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

NUVERA COMMUNICATIONS, INC.

Dated: November 9, 2021	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 9, 2021	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer