Form 10-K
period 2021-12-31
Nuvera Communications, Inc.
filed 2022-03-16
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $101,073,100. This calculation is based upon the closing price of $23.50 of the stock on June 30, 2021, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2022, the registrant had 5,060,053  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 26, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the fiber communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, these statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors (BOD) has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer (CEO), chief financial officer (CFO) and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the definitive proxy statement (2022 Proxy Statement) and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 116 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

Our principal line of business is the operation of seven communications companies. Our original business was founded in 1905 and consisted of the operation of a single communications company (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired Western Telephone Company (WTC). In 1993, we acquired Peoples Telephone Company (PTC). In 2008, we acquired Hutchinson Telephone Company (HTC). In 2012, we acquired Sleepy Eye Telephone Company (SETC). In 2018, we acquired Scott-Rice Telephone Co. (Scott-Rice). Our businesses consist of connecting customers to our advanced fiber communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2008 we acquired Hutchinson Telecommunications, Inc. This company operates in and around the city of Litchfield, Minnesota and operates under less regulatory oversight than our other communications companies. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the Hutchinson Telecommunications, Inc. communications company. This company offers the same services as our other communications companies. In 2000, we changed our marketing name to NU-Telecom and operated under that name in our markets. In 2018, we changed our marketing name to Nuvera and currently operate under that name in our markets.

Recent Business Development

On December 15, 2021, the Company announced plans to build and deploy gigabit-speed (Gig or Gbps) fiber internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable fiber-to-the-premise (FTTP) access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides now and for years to come.” said, State Sen. Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Mbps to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.”

While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

●          ●  New Ulm

●          ●  Hutchinson

●          ●  Glencoe

●          ●  Goodhue

●          ●  Litchfield

●          ●  Redwood Falls

●          ●  Prior Lake

●          ●  Elko New Market

●          ●  Savage

●          ●  Sleepy Eye

●          ●  Springfield

●          ●  Aurelia, IA

Nuvera’s fiber internet prices range from $50 per month to $125 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

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

	▪	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

We report the business operations of our seven communications companies and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC, Litchfield and Glencoe, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC, Litchfield and Glencoe are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications company located in Redwood Falls, Litchfield and Glencoe is currently not under the same level of regulatory oversight as our communications companies. As of December 31, 2021 we served 32,520 broadband connections and 17,216 access lines in the Minnesota communities of Bellechester, Courtland, Elko, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Elko, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 10,172 customers.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill monthly subscriber line charges (SLCs) to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

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

Strategy

Our vision is to transform our Company into a dominate fiber Gig broadband provider. On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. The five-year build plan, which began in late 2021, will when complete, include approximately 69,000 location passings to fiber enabling Gig-capable services by 2025. In 2022, we plan to upgrade more than 8,000 locations with fiber services and faster broadband speeds. This marks the biggest fiber deployment project in our Company’s history. In addition, to best-in-class upload and download speeds, we believe the resulting fiber network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements to our operating results, broadband subscriber penetration and customer retention.

We believe our customers place a value on the fact that we are a local company whose goal is to meet their total communications needs. The success of this vision depends on the following strategies:

●      We have and will continue to upgrade our fiber networks through our five-year build plan and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our fiber network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to residential and business customers. We intend to continue to introduce new services that draw upon our core competencies and we believe are attractive to our target customers. In considering new services and market expansion, we look for market opportunities that we believe present growth opportunities.

●      As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing broadband speeds. We began an extensive FTTP overbuild in portions of New Ulm in 2021. We currently offer speeds of up to 1 Gbps in select areas where fiber is available, and up to 100 Megabits per second (Mbps) and 60 Mbps in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the fiber network provides.

●      We market services to our residential and business customers either individually or as a bundled package. Data connections continue to increase as a result of consumer trends towards increased Internet usage and our enhanced product and service offerings.

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

●      We believe that we have several advantages over our competition, including an advanced fiber communications network, competitive pricing and costs, outstanding service quality, a strong reputation, a high level of commitment to the communities we serve and a direct billing relationship with a vast majority of the customers we serve in our service territories. We manage the potential decline in communications network access and voice service revenues by offering value-added services such as higher Internet speeds, HD IPTV, DVR services, managed services, customized communications solutions, along with outstanding customer service as a competitive differentiator.

●      We continue to seek ways to improve our internal processes and gain operational efficiencies. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to seek efficiencies and enhance our customers’ experience. We continue to invest in our fiber networks and train our employees to achieve customer service excellence.

●      Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and supporting product lines so as to generate sufficient cash flow to fund our current operations, service our debt, fund our capital expenditure needs, pay dividends and expand our business. We have allocated resources to maintain and upgrade our fiber network while focusing on optimizing returns by completing strategic capital outlays that will make our fiber network more efficient and cost effective while providing the products and services that our customers desire in the markets we serve.

●      We intend to continue to pursue a disciplined process of evaluating acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

●      Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital. For example, strategic investments in our fiber networks allows significant flexibility to expand our commercial footprint, offer competitive products and services and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider. We will continue to invest in strategic growth initiatives to enhance and expand our fiber network to new markets and customers in order to optimize new business, backhaul and wholesale opportunities.

●      Commercial services are expected to be a key growth area in the future. We are focused on enhancing our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers. We overbuilt our existing networks with advanced fiber networks in the commercial areas of New Ulm, Prior Lake and Hutchinson in 2021, 2020 and 2019. We tailor our services for business customers by developing solutions to fit their specific needs. Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses. We are utilizing multiple software platforms to gather relevant leads and for customer relations management.

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

In order to meet the competition present in our industry, we have deployed new technology to enable our local exchange networks to capture operating efficiencies and to provide additional new services to our new and existing customer base. These new technologies include the latest release of digital switching technology for all of our switches and the installation of a Common Channel Signaling System No. 7 out-of-band system for all of our access lines. We have also connected fiber rings (redundant route designs that allow traffic to be re-routed in the event of network problems) that protect our local fiber networks and enable them to provide a reliable level of service to our customers. The value of our local fiber network is also enhanced by the ability of our operating companies to offer access to high-speed Internet with broadband access to our access lines. Broadband technology allows customer access to high-speed Internet and traditional voice connectivity over the same connection. In addition, our businesses have further enhanced our fiber networks to allow the offering of video services over the same facilities that provide our customers with voice and Internet access. This technology is available to approximately 93% of our access lines.

We compete in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. These communications companies are currently not under the same level of regulatory oversight as our communications companies. Lumen Technologies is the existing communications company in these markets. Competition also exists in the other communities and areas served by us for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Elko, Glencoe, Hutchinson, Litchfield, New Market, New Ulm, Prior Lake, Savage, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Elko, Hutchinson, Litchfield, New Market, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. We have responded to these competitive pressures by creating active programs to market our products, bundle our services and enhance our infrastructure to create higher customer value.

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

Human Capital Resources

As of December 31, 2021, we employed approximately 213 employees, including part-time employees. We also use temporary employees in the normal course of our business. Our employees are the cornerstone of our success. We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer competitive compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other things, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible employees, we provide long-term incentive compensation, in the form of restricted stock units (RSU’s). In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

We seek high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity qualities that enhance our efforts as a team and believe in and support principles incorporated in all anti-discrimination and equal employment laws.

We are committed to workplace health and safety. In 2020, in response to the Coronavirus (COVID-19) pandemic, we implemented safety protocols and procedures to protect our employees, customers and business partners. These procedures included transitioning as many employees as possible to remote work-from-home arrangements, providing additional safety training and personal protective equipment for customer-facing employees, and complying with social distancing and other health and safety measures as required by federal, state and local governmental agencies.

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

Our communications company located in Redwood Falls, Litchfield and Glencoe provides services with less regulatory oversight than our communications companies. A company must file for interexchange authority to operate with the appropriate public utility commission in each state it serves. Our communications company located in Redwood Falls, Litchfield and Glencoe provides a variety of services to both residential and business customers in multiple jurisdictions.

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

Wireline Interstate

Our communications companies participate in the NECA common line pool where end-user common line funds collected are pooled. A portion of our communications companies’ revenue are based on settlements distributed from this pool. Our communications companies also participates in the NECA traffic-sensitive pool. These pool settlements are adjusted periodically.

Access rates for our communications company located in Redwood Falls, Litchfield and Glencoe were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the communications company with whom we compete.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2021, communications network access revenue represented 8.6% of our operating revenue, down from 9.4% for the year ended December 31, 2020. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

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

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our communications companies has been designated as an ETC. Our communications company located in Redwood Falls, Litchfield and Glencoe is also eligible to be designated as ETCs if it meets the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our communications company located in Redwood Falls, Litchfield and Glencoe is currently not receiving FUSF support. All ETCs must certify annually to the Universal Service Administrative Company or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2021, we received an aggregate of $2,793,354 from FUSF, consisting of $1,559,009 of CAF support and $1,234,345 of Broadband Loop Support. Our net FUSF in 2021 comprised 4.2% of our total revenue for the year. For the year ended December 31, 2020, we received an aggregate of $3,135,119 from FUSF, consisting of $1,700,248 of CAF support and $1,345,316 of Broadband Loop Support.  Our net FUSF in 2020 comprised 4.8% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

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

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026. A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2021, Nuvera has completed the deployment of 10/1 service to 92.0% of its funded locations and 25/3 service to 50.4% of its funded locations in Minnesota, and has completed deployment of 10/1 service to 100% of its funded locations and 25/3 service to 78.2% of its funded locations in Iowa.

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

Network Architecture and Technology

We have and plan to continue to make significant investments in our technologically advanced fiber communications networks and continue to enhance and expand our fiber network by deploying technologies to provide additional capacity to our customers. As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve. Our wide-ranging fiber network provides an easy reach into existing and new areas. By bringing the fiber network into the customer premises, we can increase our service offerings, quality and bandwidth services. Our existing fiber network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customer’s homes and businesses.

Our fiber networks are supported by advanced 100% digital switches, with a core fiber network connecting all of our remote exchanges. We continue to replace our copper cable network to increase bandwidth in order to provide additional products and services to our marketable homes. We are replacing our existing copper cable with fiber cable throughout our network and to all customer premises that take our services, resulting in a 100% fiber network that supports all of the inter-office and host-remote links, as well as all business parks within our service areas that take our service. In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers. Our fiber network utilizes FTTP and fiber-to-the-node networks to offer bundled residential and commercial services.

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access. At December 31, 2021, our fiber networks consisted of approximately 2,780 route miles.

At December 31, 2021, we passed 7,413 locations with FTTP. We intend to continue to make strategic enhancements to our fiber network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps and 60 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.

We also provide fixed wireless broadband service to homes and small businesses from 29 towers, six of which we own, with the remaining towers being leased. Twelve of these towers utilize Citizens Broadband Radio Service (CBRS) spectrum. Having secured 21 licenses in twelve CBRS spectrum counties in Minnesota and Iowa, we plan to add ten towers in 2022 and additional towers beyond 2022. This allows us to offer high-speed Internet to unserved, under-served and hard to serve rural areas.

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

Employees

As of March 1, 2022 we had 193 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2022 we had an additional 10 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2022, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and CEO	56

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer (COO) and Corporate Secretary	65

Curtis O. Kawlewski	CFO and Treasurer	55

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, COO and Corporate Secretary; and Mr. Kawlewski, CFO and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Zerbe has been President and CEO since September of 2019. Prior to that time, he served as Vice President of Sales for Frontier Communications Corporation until March 2019, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe serves as Chairman of the Board for IES and BBV, all equity subsidiaries of ours. In addition, Mr. Zerbe serves on the Board of Governors of FM and FiberComm, LC, also equity subsidiaries of ours.

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

Item 2.   Properties

We are primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2021, our gross property, plant and equipment totaled $228,735,284 (net balance of $81,149,354).

Our corporate headquarters are located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services including central office equipment, CPE and connections, pole lines, towers, remote terminals, aerial and underground cable and wire facilities and associated outside plant for use in providing our services, telephone switches, fiber networks and fiber communications network equipment, vehicles, furniture and fixtures, computers and other equipment.

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

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 6 – “Long-Term Debt” for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Business Description and Summary Of Significant Accounting Policies” and Note 4 – “Property, Plant and Equipment” for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

Item 3.   Legal Proceedings

Other than routine litigation incidental to us, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2022 there were 1,253 registered stockholders and approximately 977 beneficial owners of Nuvera stock.

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

The following table summarizes stock repurchases for the year ended December 31, 2021.

Period	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)	Average Price Paid per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - December 31, 2020	19,487	N/A	$3,647,263
January 1 - June 30, 2021	3,028	$23.80	$3,575,197
July 1 - December 31, 2021	4,000	$23.85	$3,479,797
Total July 1, 2019 - December 31, 2021	26,515

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

We declared a quarterly dividend of $0.14 per share for the second, third and fourth quarters of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,407 for the fourth quarter, $729,188 for the third quarter, $729,749 for the second quarter and $676,090 for the first quarter. We declared a quarterly dividend of $0.13 per share for the first and fourth quarters of 2020, which totaled $674,171 for the first quarter and $675,883 for the fourth quarter. A quarterly cash dividend of $0.14 per share will be paid on March 15, 2022 to stockholders of record at the close of business on March 7, 2022.

We expect to continue to pay quarterly dividends during 2022, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Long-Term Debt” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of December 31, 2021, was 1.83.

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

Item 6.   Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

Nuvera has an advanced fiber communications network and offers a diverse array of communications products and services. We provide local voice service and network access to other communications carriers for connections to our fiber networks. In addition, we provide long distance service, broadband Internet access, video services, and managed and hosted solutions services.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our advanced fiber networks. We also require capital to maintain our advanced fiber networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, our advanced fiber network and our communication equipment customers; pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

COVID-19

We continue to closely monitor the impact on our business of the outbreak of the COVID-19 pandemic. We have and are continuing to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. Health and safety measures implemented include transitioning to remote work-from-home policies, proof of COVID-19 vaccination and mandatory mask wearing for our employees that are not vaccinated, redesigning and investing in our office spaces to accommodate a more healthy air quality environment, providing our field technicians and customer-facing personnel with personal protective equipment and additional safety training, practicing social distancing and adding calling in advance for work that must be performed inside customer premises. We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades have increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in internet traffic during this time.

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Capital markets and the United States economy have also been significantly impacted by the pandemic. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely affected.

In 2021, we have seen an increase in our revenues due to internet growth mentioned above, however, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in 2021 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2021, we have $8.9M on our bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●      On December 15, 2021, the Company announced plans to build and deploy Gig fiber internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides now and for years to come.” said, State Sen. Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Mbps to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

o   New Ulm

o   Hutchinson

o   Glencoe

o   Goodhue

o   Litchfield

o   Redwood Falls

o   Prior Lake

o   Elko New Market

o   Savage

o   Sleepy Eye

o   Springfield

o   Aurelia, IA

Nuvera’s fiber internet prices range from $50 per month to $125 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

●      On January 29, 2021, the Company was awarded five broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of December 31, 2021.

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

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of December, 31 2021.

●      Net income in 2021 totaled $12,251,921, which was a $2,416,109, or 24.6% increase compared to 2020. This increase was primarily due to PPP Loan Forgiveness, partially offset by a decrease in operating income, all of which are described below.

●      Consolidated revenue for 2021 totaled $65,837,521, which was a $926,450 increase compared to 2020. This increase was primarily due to increases in video and data revenues, partially offset by decreases in local service, network access, and other revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect us in 2022.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the on-going effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,954 or 14.65% in 2021 compared to 2020 due to the reasons mentioned above.

The expansion of our advanced fiber communications network, growth in broadband connection sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to emphasize the bundling of our products and services. Our customers have the option to bundle local phone, high-speed Internet, long distance and video services. These bundles provide our customers with one convenient location to obtain all of their communications and entertainment options, a convenient billing solution and bundle discounts. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment options. We have an advanced fiber broadband network, which, along with the bundling of our voice, Internet and video services allows us to meet customer demands for products and services. We continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, IPTV and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Communications Segment for the years ended December 31, 2021 and 2020 are included below:

Telecom Segment
	2021	2020	Increase (Decrease)
Operating Revenues
Voice Service	$6,175,847	$6,685,961	$(510,114)	-7.6%
Network Access	5,652,372	6,086,090	(433,718)	-7.1%
Video Service	12,597,289	12,224,574	372,715	3.0%
Data Service	25,495,739	23,377,726	2,118,013	9.1%
A-CAM/FUSF	11,743,918	12,085,683	(341,765)	-2.8%
Other	4,172,356	4,451,037	(278,681)	-6.3%
Total Operating Revenues	65,837,521	64,911,071	926,450	1.4%

Cost of Services, Excluding Depreciation and Amortization	29,034,757	27,895,371	1,139,386	4.1%
Selling, General and Administrative	10,377,186	9,854,343	522,843	5.3%
Depreciation and Amortization Expenses	12,538,778	12,143,330	395,448	3.3%
Total Operating Expenses	51,950,721	49,893,044	2,057,677	4.1%

Operating Income	$13,886,800	$15,018,027	$(1,131,227)	-7.5%

Net Income	$12,251,921	$9,835,812	$2,416,109	24.6%

Capital Expenditures	$19,011,909	$12,002,735	$7,009,174	58.4%

Key metrics
Access Lines	17,216	20,170	(2,954)	-14.6%
Video Customers	10,172	10,873	(701)	-6.4%
Broadband Connections	32,520	31,050	1,470	4.7%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $6,175,847, which was $510,114 or 7.6% lower in 2021 compared to 2020. This decrease was primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options, partially offset by a combination of rate increases introduced into several of our markets in the first quarters of 2021 and 2020.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $5,652,372, which was $433,718 or 7.1% lower in 2021 compared to 2020. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $12,597,289, which was $372,715 or 3.0% higher in 2021 compared to 2020. This increase was primarily due to a combination of rate increases introduced into several of our markets, partially offset by a decrease in video customers, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $25,495,739, which was $2,118,013 or 9.1% higher in 2021 compared to 2020. This increase was primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers in 2021. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $11,743,918, which was $341,765 or 2.8% lower in 2021 compared to 2020. This decrease was primarily due to lower FUSF support received for Scott-Rice due to declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,172,356, which was $278,681 or 6.3% lower in 2021 compared to 2020. This decrease was primarily due to decreases in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $29,034,757, which was $1,139,386 or 4.1% higher in 2021 compared to 2020. This increase was primarily due to higher programming costs from video content providers, higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly-skilled workforce. We have experienced increased inflation in our operations in 2021 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,377,186, which was $522,843 or 5.3% higher in 2021 compared to 2020. This increase was primarily due to higher costs associated with professional and consulting services. We have experienced increased inflation in our operations in 2021 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization was $12,538,778, which was $395,448 or 3.3% higher in 2021 compared to 2020. This increase was primarily due to increases in our advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $13,886,800, which is $1,131,227 or 7.5% lower in 2021 compared to 2020. This decrease was primarily due to higher operating expenses, partially offset by higher operating revenues, all of which are described above.

See Consolidated Statements of Income Below (for discussion)

Other Income (Expense) and Interest Expense

Other income in 2021 and 2020, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2021 was $625,490, compared to $647,369 allocated and received in 2020. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income decreased $22,375 in 2021 compared to 2020. This decrease was primarily due to a decrease in dividend income earned on our investments.

Interest expense decreased $376,500 in 2021 compared to 2020. This decrease was primarily due to lower outstanding debt balances in connection with our credit facility with CoBank.

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

Other investment income increased $79,580 in 2021 compared to 2020. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense decreased by $329,340 in 2021 compared to 2020 as we recorded income tax expense of $3,731,973 in 2021 and $4,061,313 in 2020. The decrease in income taxes was primarily due to a decrease in operating income and the PPP Loan forgiveness being tax exempt at the federal and state level. The effective income tax rate was approximately 23.4% for 2021 and 29.2% 2020. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes.”

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

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2021 and 2020.

	2021	2020

Net Income	$12,251,921	$9,835,812
Add (subtract):
Interest Expense, net of interest income	2,126,240	2,480,693
Income tax expense (benefit)	3,731,973	4,061,313
Depreciation and amortization	12,538,778	12,143,330
EBITDA	30,648,912	28,521,148

Adjustments to EBITDA:
Other, net ¹	(4,043,089)	(1,126,337)
Investment distributions ²	(30,245)	(80,573)
Non-cash, stock-based compensation ³	187,951	69,452
Adjusted EBITDA	$26,763,529	$27,383,690

¹ Includes the equity earnings from our investments, patronage income, PPP Loan forgiveness, and certain other miscellaneous items.
² Includes other cash distributions received from our investments less cash dividends.
³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $146,277,211 at December 31, 2021, reflecting 67.4% equity and 32.6% debt. This compares to a capital structure of $141,570,577 at December 31, 2020, reflecting 61.9% equity and 38.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.83 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and revolving credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable. In addition, the Company expects that a new credit facility will be obtained from our current lenders, CoBank, in either the first or second quarter of 2022 to accommodate the Company’s fiber-build plans and fund operations.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2021 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of December 31, 2021, we had a working capital surplus of $2,545,129. In addition, as of December 31, 2021, we had $8.9 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of December 31, 2021 was primarily the result of increased inventories and a lower current portion due on our long-term debt.

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

While it is often difficult for us to predict the impact of general economic conditions, including the impact of COVID-19 on us, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and anticipated debt financing and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing.

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it may create volatility with our future cash flows. Our future cash flows are could be impacted by our customer’s inability to pay for or keep their existing services, or their inability to acquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We continue to monitor our discretionary spending in reaction to the COVID-19 pandemic. We have experienced disruptions in our business as we implemented modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

The following table summarizes our cash flow:

	For Year Ended December 31
	2021	2020	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$20,782,468	$21,244,610	$(462,142)	-2.18%
Investing activities	(21,253,732)	(12,948,677)	(8,305,055)	-64.14%
Financing activities	(5,840,247)	(2,671,273)	(3,168,974)	-118.63%
Change in cash	$(6,311,511)	$5,624,660	$(11,936,171)	-212.21%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2021 was $20,782,468, compared to cash generated by operations of $21,244,610 in 2020. The decrease in cash from operating activities in 2021 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of December 31, 2021 was $2,306,149, compared to $8,617,660 at December 31, 2020.

Cash Flows From Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $21,253,732 for the year ended December 31, 2021, compared to $12,948,677 used in investing activities in 2020. Capital expenditures relating to on-going operations were $19,011,909 in 2021 and $12,002,735 in 2020. Our total plant additions in 2021 and 2020 were recorded net of broadband grants awarded by the State of Minnesota. Materials and supply expenditures increased by $2,178,732 in 2021. This increase was primarily due to a large purchase of these items to support our fiber build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting in 2022. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations and anticipated new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2021, we had $8.9 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2021 was $5,840,247. This included long-term debt repayments of $4,610,400, changes in revolving credit facility of $1,077,589, grants received for plant construction of $724,465, the repurchase of common stock of $167,467 and the distribution of $2,864,434 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2020 was $2,671,273. This included long-term debt repayments of $4,621,815, the issuance of debt (PPP loan funds) of $2,889,000, grants received for plant construction of $650,208, the repurchase of common stock of $238,612 and the distribution of $1,350,054 of dividends to stockholders. The change in cash flows used in financing activities in 2021 was primarily due to the issuance of PPP loan funds, changes in revolving credit facility and lower dividends paid.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $2,545,129 as of December 31, 2021, with current assets of approximately $13.4 million and current liabilities of approximately $10.8 million, compared to a working capital surplus of $3,055,128 at December 31, 2020. The ratio of current assets to current liabilities was 1.23 and 1.25 at December 31, 2021 and 2020. The working capital surplus as of December 31, 2021 was primarily the result of increased inventories and a lower current portion due on our long-term debt.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2021, were $43,369,374 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees). Our long-term debt obligations as of December 31, 2020, were $47,514,599 (excluding long-term loan origination fees), net of current debt maturities of $6,886,986 (excluding short-term loan origination fees).

Our Long-Term Debt consists of the following notes:

    Master Loan Agreements (MLA) RX0583

▪

RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,265,785 is due at maturity of this note on July 31, 2025.

▪

RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $1.1 million on this revolving note as of December 31, 2021.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an interest rate swap agreement (IRSA) with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2021, our IRSA covered $12,103,400, with a weighted average rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of December 31, 2021, our IRSA covered $33,923,670, with a weighted average rate of 3.50%.

Our remaining debt of $10.9 million ($8.9 million available under the revolving credit facilities and $2.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.36%, as of December 31, 2021.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of December 31, 2021, is 1.83.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. As of December 31, 2021, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the COVID-19 CARES Act. The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender.

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

See Note 6 – “Long-Term Debt” for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm, LC. See Note 13 – “Guarantees.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2021 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $80,000 and $160,000 as of December 31, 2021 and 2020.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of communications company properties. As discussed more fully in Note 5 – “Goodwill and Intangibles,” and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

The impairment test for goodwill involves measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

In 2021 and 2020, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2021 and 2020, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2021 DCF model include the following:

●       An 8.00% weighted average cost of capital based on an industry weighted average cost of capital;

●       A 1.50% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $49,903,029 as of December 31, 2021 and 2020.

In 2021, we tested the HTC, SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 29.8%, 22.0% and 26.0% for HTC, SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2021. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

In accordance with GAAP, we record net unrecognized tax benefits that, if recognized, would affect the income tax provision when recorded. See Note 8 – “Income Taxes.”

As of December 31, 2021 and 2020 we had $38,673 and $44,155 of unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2016 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2021 and 2020 we had $4,102 and $3,208 of interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communication companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of assets in the two-year period ended December 31, 2021.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 7.54% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for our executive officers. Both plans were implemented in 2006. Both of these plans are cash/stock-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate and operational performance with financial targets. The financial targets include the achievement of specified certain operating revenue and operating income before interest, taxes, depreciation and amortization (OIBITDA) criteria, while the operational target is based upon net internet customer additions. The Plan permits the issuance of up to 200,000 shares of our Common Stock in stock awards.

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March of the year following the target year and after the filing of our Annual Report on Form 10-K.

On February 24, 2017, our BOD adopted the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (the Plan) effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the Plan was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The Plan enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSU’s, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

See Note 15 – “Restricted Stock Units” for a detailed discussion of our incentive compensation and RSUs.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluation of Goodwill for Impairment

        Description of the Matter

At December 31, 2021, the Company’s goodwill balance was $49,903,029. As discussed in Note 5 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting units equity which is determined using discounted cash flow (DCF) models and market based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth and churn, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

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

Olsen Thielen & Co., Ltd (251)

Roseville, Minnesota

March 16, 2022

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
OPERATING REVENUES:
Voice Service	$6,175,847	$6,685,961
Network Access	5,652,372	6,086,090
Video Service	12,597,289	12,224,574
Data Service	25,495,739	23,377,726
A-CAM/FUSF	11,743,918	12,085,683
Other Non-Regulated	4,172,356	4,451,037
Total Operating Revenues	65,837,521	64,911,071

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	13,387,146	12,648,914
Cost of Video	10,386,013	10,223,913
Cost of Data	3,642,114	3,436,015
Cost of Other Non-Regulated Services	1,619,484	1,586,529
Depreciation and Amortization	12,538,778	12,143,330
Selling, General, and Administrative	10,377,186	9,854,343
Total Operating Expenses	51,950,721	49,893,044

OPERATING INCOME	13,886,800	15,018,027

OTHER INCOME (EXPENSE):

Interest During Construction	72,061	125,443
CoBank Patronage Dividends	625,490	647,369
Interest/Dividend Income	182,493	204,868
Interest Expense	(2,128,488)	(2,504,988)
Gain on PPP Loan Forgiveness	2,912,433	-
Gain (Loss) on Investments	-	52,881
Other Investment Income	433,105	353,525
Total Other Income (Expense)	2,097,094	(1,120,902)

INCOME BEFORE INCOME TAXES	15,983,894	13,897,125

INCOME TAXES EXPENSE	3,731,973	4,061,313

NET INCOME	$12,251,921	$9,835,812

NET INCOME PER SHARE
Basic	$2.35	$1.89
Diluted	$2.35	$1.89

DIVIDENDS PER SHARE	$0.5500	$0.2600

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,207,759	5,194,006
Diluted	5,217,722	5,199,696

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

NET INCOME	$12,251,921	$9,835,812

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gains (Losses) on Interest Rate Swaps	1,837,753	(2,460,700)
Income Tax Benefit (Expense) Related to Unrealized Gains (Losses) on Interest Rate Swaps	(524,495)	702,284
OTHER COMPREHENSIVE INCOME (LOSS)	1,313,258	(1,758,416)

COMPREHENSIVE INCOME	$13,565,179	$8,077,396

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

ASSETS

	2021	2020
CURRENT ASSETS:
Cash	$2,306,149	$8,617,660
Receivables, Net of Allowance for Doubtful Accounts of $80,000 and $160,000	2,426,009	1,885,196
Income Taxes Receivable	1,405,622	615,587
Materials, Supplies and Inventories	5,357,380	2,965,960
Prepaid Expenses and Other Current Assets	1,886,810	1,000,395
Total Current Assets	13,381,970	15,084,798

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	18,315,567	21,639,293
Other Investments	10,417,563	9,960,187
Right of Use Asset	1,154,293	1,211,707
Other Assets	422,427	299,155
Total Investments and Other Assets	80,212,879	83,013,371

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	189,990,012	171,961,736
Other Property & Equipment	27,439,201	25,758,591
Video Plant	11,306,071	11,143,951
Total Property, Plant and Equipment	228,735,284	208,864,278
Less Accumulated Depreciation	147,585,930	138,385,628
Net Property, Plant & Equipment	81,149,354	70,478,650

TOTAL ASSETS	$174,744,203	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2021 AND 2020

LIABILITIES AND STOCKHOLDERS' EQUITY

	2021	2020
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,511,844	$6,788,430
Accounts Payable	3,244,472	1,604,735
Other Accrued Taxes	260,013	258,691
Deferred Compensation	63,829	319,754
Accrued Compensation	2,122,436	2,247,057
Other Accrued Liabilities	634,247	811,003
Total Current Liabilities	10,836,841	12,029,670

LONG-TERM DEBT, Net of Unamortized Loan Fees	43,114,772	47,161,441

NONCURRENT LIABILITIES:
Loan Guarantees	222,464	273,805
Deferred Income Taxes	19,484,500	16,988,409
Unrecognized Tax Benefit	42,775	47,363
Other Accrued Liabilities	1,112,343	1,283,834
Financial Derivative Instruments	883,365	2,721,118
Deferred Compensation	396,548	450,473
Total Noncurrent Liabilities	22,141,995	21,765,002

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,210,053 and 5,200,689 Shares Issued and Outstanding	8,683,422	8,667,816
Accumulated Other Comprehensive Loss	(631,253)	(1,944,511)
Unearned Compensation	259,620	149,100
Retained Earnings	90,338,806	80,748,301
Total Stockholders' Equity	98,650,595	87,620,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$174,744,203	$168,576,819

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,251,921	$9,835,812
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,637,334	12,241,886
PPP Loan Forgiveness	(2,912,433)	-
Unrealized Gains on Investments	-	(47,640)
Undistributed Earnings of Other Equity Investment	(446,130)	(392,690)
Noncash Patronage Refund	(149,586)	(143,692)
Stock Issued in Lieu of Cash Payment	310,088	287,819
Distributions from Equity Investments	150,000	100,000
Stock-based Compensation	187,951	69,452
Changes in Assets and Liabilities:
Receivables	(539,262)	476,079
Income Taxes Receivable	(790,035)	(615,587)
Inventories for Resale	(212,597)	(138,801)
Prepaid Expenses	(887,843)	(156,873)
Other Assets	(124,823)	(121,107)
Accounts Payable	41,424	(89,247)
Accrued Income Taxes	-	(729,600)
Other Accrued Taxes	1,322	25,829
Other Accrued Liabilities	(392,021)	(324,258)
Deferred Income Tax	1,967,008	1,268,000
Deferred Compensation	(309,850)	(300,772)
Net Cash Provided by Operating Activities	20,782,468	21,244,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(19,011,909)	(12,002,735)
Materials and Supplies for Construction	(2,178,823)	-
Purchase of Intangible	-	(877,814)
Other, Net	(63,000)	(68,128)
Net Cash Used in Investing Activities	(21,253,732)	(12,948,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(4,610,400)	(4,621,815)
Loan Proceeds	-	2,889,000
Changes in Revolving Credit Facility	1,077,589	-
Grants Received for Construction of Plant	724,465	650,208
Repurchase of Common Stock	(167,467)	(238,612)
Dividends Paid	(2,864,434)	(1,350,054)
Net Cash Used in Financing Activities	(5,840,247)	(2,671,273)

NET CHANGE IN CASH	(6,311,511)	5,624,660

CASH at Beginning of Period	8,617,660	2,993,000

CASH at End of Period	$2,306,149	$8,617,660

Supplemental cash flow information:
Cash paid for interest	$2,197,080	$2,031,829
Net cash paid for income taxes	$2,555,000	$4,138,500

Certain historical numbers have changed to conform with the current year's presentation

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Accumulated Other Comprehensive	Unearned	Retained	Total
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2019	5,189,218	$8,648,697	$(186,095)	$189,255	$72,106,198	$80,758,055

Directors Stock Plan	12,264	20,440			179,464	199,904
Employee Stock Plan	6,971	11,618			92,947	104,565
Restricted Stock Grant				117,332		117,332
Exercise of RSU's	5,732	9,554		(157,487)	100,053	(47,880)
Repurchase of Common Stock	(13,496)	(22,493)			(216,119)	(238,612)
Net Income					9,835,812	9,835,812
Dividends					(1,350,054)	(1,350,054)
Unrealized Loss on Interest Rate Swap			(1,758,416)			(1,758,416)

BALANCE on December 31, 2020	5,200,689	8,667,816	(1,944,511)	149,100	80,748,301	87,620,706

Directors Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				187,951		187,951
Exercise of RSU's	3,398	5,663		(77,431)	71,768	0
Repurchases of Common Stock	(7,028)	(11,714)			(155,753)	(167,467)
Net Income					12,251,921	12,251,921
Dividends					(2,864,434)	(2,864,434)
Unrealized Gain on Interest Rate Swap			1,313,258			1,313,258

BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 116 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, advanced fiber communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Receivables

As of December 31, 2021 and 2020, our consolidated receivables totaled $2,426,009 and $1,885,196, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2021 and 2020 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

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

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2021	2020

Balance at beginning of year	$160,000	$120,000
Additions charged to costs and expenses	155,763	185,251
Accounts written off, net of recoveries	(235,763)	(145,251)
Balance at end of year	$80,000	$160,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2021 and 2020 was $5,357,380 and $2,965,960.

We value inventory using the lower of cost or net realizable value. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2021 and 2020, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the first-in, first-out method of inventory costing for our non-retail inventory. We use the average cost method of inventory costing for our retail inventory.

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

Property, plant and equipment additions are recorded net of any Broadband grants received.

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two year period ended December 31, 2021.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $49,903,029 as of December 31, 2021 and 2020. In the fourth quarter of 2021 and 2020 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2021 and 2020.

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

We have entered into IRSAs with our lender, CoBank to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the marketplace. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2021. As of December 31, 2021, we believe the carrying value of our investments is not impaired.

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

Investments and Other Assets

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 16 – “Segment Information” for a listing of our investments.

Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at fair value where there are readily determinable fair values. Investments in other companies that are not intended for resale and are not accounted for on the equity method of accounting are valued at cost where there are no readily determinable fair values.  See Note 12 – “Other Investments” for additional information regarding our investments.

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $314,957 and $515,976 in 2021 and 2020.

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

GAAP requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. See Note 8 – “Income Taxes” for additional information regarding income taxes.

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

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Basic	Diluted	Basic	Diluted

Net Income	$12,251,921	$12,251,921	$9,835,812	$9,835,812

Weighted-average common shares outstanding	5,207,759	5,217,722	5,194,006	5,199,696

Net income per share	$2.35	$2.35	$1.89	$1.89

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,207,759	5,207,759	5,194,006	5,194,006

Potentially Dilutive RSU's	-	9,963	-	5,690

Weighted-average common shares outstanding	5,207,759	5,217,722	5,194,006	5,199,696

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,
	2021	2020
Voice Service¹	$6,999,201	7,594,617
Network Access¹	5,714,304	6,229,549
Video Service ¹	12,595,399	12,215,923
Data Service ¹	23,368,569	21,416,969
Directory²	699,122	794,552
Other Contracted Revenue³	2,611,230	2,403,107
Other[4]	1,215,635	1,292,700

Revenue from customers	53,203,460	51,947,417

Subsidy and other revenue outside scope of ASC 606[5]	12,634,061	12,963,654

Total revenue	$65,837,521	$64,911,071

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

For the year ended December 31, 2021, approximately 78.96% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.19% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.85% of total revenue was from other sources including CPE and equipment sales and installation.

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

Nature of Services

Revenues are earned from our customers primarily through the connection to our fiber networks, digital and commercial TV programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized over time as the service is rendered.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Subsidy and Other Revenue outside the Scope of ASC 606 – We receive subsidies from governmental entities to operate and expand our fiber networks. In addition, we have revenue from leasing arrangements. Both of these revenue streams are outside of the scope of ASC 606.

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

Per the FCC Public Notice DA 19-115, the Company receives A-CAM support and has corresponding service deployment obligations under that program. The Company annually receives (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the revised A-CAM offer for a period of 10 years, which started in 2019. The Company uses the funding that it receives through the A-CAM program to meet its defined broadband build-out obligations, which the Company is currently completing.

 Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2021	2020
Accounts receivable, net	$1,681,738	$1,142,476
Contract assets	662,437	421,557
Contract liabilities	602,007	670,988

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2021 and 2020, the Company recognized expenses of $193,736 and $82,684, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the years ended December 31, 2021 and 2020, the Company recognized revenues of $326,887 and $251,339, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2021. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

NOTE 3 – LEASES

Under FASB’s ASU 2016-02, “Leases,” which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements and established a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The ASU also requires disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative requirements, providing additional information about the amounts recorded in the financial statements.

The following table includes the ROU and operating lease liabilities as of December 31, 2021 and 2020.

Right of Use Asset	Balance December 31, 2021	Balance December 31, 2020
Operating Lease Right-Of-Use Assets	$1,154,293	$1,211,707

Operating Lease Liability	Balance December 31, 2021	Balance December 31, 2020
Short-Term Operating Lease Liability	$283,167	$243,218
Long-Term Operating Lease Liability	905,528	993,596
Total	$1,188,695	$1,236,814

Maturity analysis under these lease agreements are as follows:
Maturity Analysis
2022	$347,778
2023	348,708
2024	236,948
2025	120,881
2026	71,023
Thereafter	309,800
Total	1,435,138
Less Imputed interest	(246,443)
Present Value of Operating Leases	$1,188,695

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the years ended December 31, 2021 and 2020 was $353,295 and $521,846, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2021 and 2020, include the following:

	2021	2020
Communications Plant:
Land	$712,503	$712,503
Buildings	10,838,356	10,736,080
Other Support Assets	21,039,744	17,990,916
Central Office and Circuit Equipment	61,094,351	57,781,339
Cable and Wire Facilities	90,448,989	80,701,208
Other Plant and Equipment	404,883	404,883
Plant Under Construction	5,451,186	3,634,807
	189,990,012	171,961,736
Other Property	27,439,201	25,758,591
Video Plant	11,306,071	11,143,951

Total Property, Plant and Equipment	$228,735,284	$208,864,278

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $9,215,052 and $8,819,559 in 2021 and 2020. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2021 and 2020, respectively, were 4.1% and 4.3%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at December 31, 2021 and 2020.

In 2021 and 2020, we engaged an independent valuation firm to aid in the completion of our annual impairment testing for existing goodwill. For 2021 and 2020, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2021		December 31, 2020
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$28,806,055	$42,878,445	$25,811,014
Regulatory Rights	15 yrs	4,000,000	3,733,299	4,000,000	3,466,635
Trade Name	3-5 yrs	310,106	211,444	310,106	149,423
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$32,750,798	$51,066,365	$29,427,072

Net Identified Intangible Assets			$18,315,567		$21,639,293

Amortization expense related to the definite-lived assets was $3,323,726 for 2021 and $3,323,771 for 2020. Amortization expense for the next five years is estimated to be:

2022	$1,952,376
2023	$1,660,295
2024	$1,623,654
2025	$1,618,732
2026	$1,613,809

NOTE 6 - LONG-TERM DEBT

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

Secured Credit Facility:

MLA RX0583

▪

RX0583(A)-T4 - $64,550,000 term note with interest payable quarterly. Final maturity date of this note is July 31, 2025. Twenty-eight quarterly principal payments of $1,152,600 are due commencing September 30, 2018 through June 30, 2025. A final balloon payment of $32,265,785 is due at maturity of this note on July 31, 2025.

▪

RX0583(A)-T5 - $10,000,000 revolving note with interest payable quarterly. Final maturity date of this note is July 31, 2025. We currently have drawn $1,077,589 on this revolving note as of December 31, 2020.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2021, our IRSA covered $12,103,400, with a weighted average rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank at August 29, 2019. As of December 31, 2021, our IRSA covered $33,923,670, with a weighted average rate of 3.50%.

Our remaining debt of $10.9 million ($8.9 million available under the revolving credit facilities and $2.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.36%, as of December 31, 2021.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of December 31, 2021, is 1.83.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. As of December 31, 2021, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the COVID-19 CARES Act. The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender.

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

Long-term debt is as follows:	2021	2020
Secured seven-year credit facility to CoBank, ACB, amortizing in quarterly installments of $1,152,600 (beginning on September 30, 2018), plus a notional variable rate of interest through July 31, 2025.	$46,902,185	$51,512,585
Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 31, 2025.	1,077,589	-
Unsecured two-year SBA PPP Loan of $2,889,000 at 1% per annum from Citizens Bank Minnesota received April 16, 2020. Loan was forgiven in February, 2021.	-	2,889,000
Less: Unamortized Loan Fees	(353,158)	(451,714)
	47,626,616	53,949,871
Less: Amount due within one year	(4,610,400)	(6,886,986)
Net of Current Portion of Unamortized Loan Fees	98,556	98,556
Total Long Term Debt	$43,114,772	$47,161,441

Required principal payments for the next five years are as follows:

2022	$4,610,400
2023	$4,610,400
2024	$4,610,400
2025	$34,148,574
2026	$0

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

As of December 31, 2021 we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

RX0583-T4	07/31/2025	$12,103,400	5.27% (LIBOR Rate of 3.02% plus 2.25% LIBOR Margin)
RX0583-T4	07/31/2025	$33,923,670	3.50% (LIBOR Rate of 1.25% plus 2.25% LIBOR Margin)

(1) As described in Note 6 – “Long-Term Debt,” the notes above initially bears interest at a LIBOR rate determined by the maturity of the note, plus a “LIBOR Margin” rate equal to a maximum of 3.25% according to the individual secured credit facility. The LIBOR Margin decreases as the borrower’s “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On December 31, 2021, the fair value liability of these swaps was $883,365, which has been recorded net of deferred tax benefit of $252,112, resulting in the $631,253 in accumulated other comprehensive loss. At December 31, 2020, the fair value liability of these swaps were $2,721,118, which has been recorded net of deferred tax benefit of $776,607, resulting in the $1,944,511 in accumulated other comprehensive income.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2021	2020
Taxes currently payable
Federal	$560,808	$1,610,924
State	1,199,569	1,229,752
Deferred Income Taxes	1,971,596	1,220,637
Total Income Tax Expense	$3,731,973	$4,061,313

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

As of December 31, 2021 and 2020 we had $38,673 and $44,155 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

A reconciliation of the beginning and ending amount of total unrecognized benefits for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020

Balance, beginning of year	$44,155	$-
Increases related to prior year tax positions	-	44,155
Decreases related to prior year tax positions	(5,482)	-
Increases related to current year tax positions	-	-
Settlements	-	-
Balance, end of year	$38,673	$44,155

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2017 remain open to examination by federal and state tax authorities. We are currently undergoing an examination by the State of Minnesota.  We do not expect the results of the examination to have a material effect on our ongoing financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2021 and 2020 we had $4,102 and $3,208 accrued interest that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2021	2020

Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	6.72	8.79
Forgiveness of PPP Loan	(3.83)	-
Permanent Differences and Other, Net	(0.54)	(0.57)
Effective tax rate	23.35%	29.22%

Our effective income tax rate for the year ended December 31, 2021 was lower than the effective income tax rate for the year ended December 31, 2020 primarily due to the PPP loan forgiveness not being taxable at the federal and state level.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2021	2020
Deferred Tax Assets
Accrued Expenses	$(415,464)	$(465,304)
Deferred Compensation	(131,412)	(263,355)
Other	(122,939)	(131,291)
Unrealized Loss on SWAP	(252,112)	(776,730)
State NOL	-	(52,854)
Leases	(321,530)	(353,043)
Total Deferred Tax Assets	(1,243,457)	(2,042,577)

Deferred Tax Liabilities
Fixed Assets	14,921,908	12,306,391
Intangible Assets	4,124,935	5,049,532
Investments	1,180,314	1,208,856
Contract Assets	189,089	120,331
Leases	311,711	345,876
Total Deferred Tax Liabilities:	20,727,957	19,030,986

Total Net Deferred Taxes	$19,484,500	$16,988,409

NOTE 9 – INCENTIVE AND RETIREMENT PLANS

We have an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers. Both plans were implemented in 2006. The Plan permits the issuance of up to 200,000 shares of our Common Stock in stock awards. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each of the Company’s Executive Officers are required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 16, 2022, 160,075 shares remain available to be issued under the Plan.

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $397,064 and $378,032 in 2021 and 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the year ended December 31, 2021.

Our capital budget for 2022 is approximately $42.5 million and will be financed through our credit facility with CoBank debt financing and internally generated funds. The Company has committed to buying large quantities of fiber in 2022 to accommodate the building of its new advance fiber network.

NOTE 11 - NONCASH INVESTING ACTIVITIES

Noncash investing activities included $1,710,509 and $112,196 during the years ended December 31, 2021 and 2020. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

NOTE 12 – OTHER INVESTMENTS

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We recognize income and losses from these investments on the equity method of accounting. For a listing of our investments, see Note 16 – “Segment Information.”

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2021 we had not recorded any gains or losses on our investments. As of December 31, 2020, we recorded a gain on one of our investments of $47,640.

NOTE 13 - GUARANTEES

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC set to mature on April 30, 2026. As of December 31, 2021, we have recorded a liability of $222,464 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

NOTE 14 – DEFERRED COMPENSATION

As of December 31, 2021 and 2020, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 15 – RESTRICTED STOCK UNITS

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 16, 2022, 559,156 shares remain available to be issued under the Plan.

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

RSUs currently issued and outstanding are as follows:

		Targeted Performance-Based RSU's	Closing Stock Price
	Time-Based RSU's			Vesting Date

Balance at December 31, 2019	8,379	9,781
Issued	4,163	-	$16.64	12/8/2022
Issued	-	6,461	$16.64	12/31/2022
Exercised	(2,062)	(2,082)	$19.00	12/31/2019
Exercised	(1,588)	-	$19.44	12/11/2020
Forfeited	(1,254)	(4,549)
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Exercised	(1,562)	-	$21.75	12/9/2021
Balance at December 31, 2021	9,440	13,270

NOTE 16 – SEGMENT INFORMATION

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

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

	▪	Fiber Minnesota, LLC – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

NOTE 17 – BROADBAND GRANTS

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

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of December 31, 2021.

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

Total revenues from transactions with affiliates were $643,855 and $896,546 for 2021 and 2020. Total expenses from transactions with affiliates were $544,931 and $553,271 for 2021 and 2020.

NOTE 19 -- SUBSEQUENT EVENTS

In two transactions that closed on February 25, 2022 and February 28, 2022, Nuvera purchased 75,000 shares each from two shareholders, for a total of 150,000 shares at a price of $21.25 per share for a total purchase price of $3,187,500. The shares were purchased pursuant to a privately negotiated purchase agreement between Nuvera and the shareholders. This stock purchase was authorized by the Nuvera BOD. See Nuvera’s Form 8-K filed with  the SEC on March 2, 2022 for more information regarding this stock purchase.

Nuvera’s BOD has declared a regular quarterly dividend on our common stock of $.14 per share, payable on March 15, 2022 to stockholders of record at the close of business on March 7, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures  Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s 2022 proxy statement for its Annual Meeting to be held on May 26, 2022 incorporated by reference into this Form 10-K. The 2022 Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2021, the last day of the Company fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2022 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and is incorporated by reference.

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

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” is contained under “The Board of Directors and Committees – Audit Committee” in the 2022 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2022 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12.           Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under “Non-Employee Director Compensation” in the 2022 Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2022 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

There are no matters that require disclosure with respect to certain transactions with related persons as set forth in Item 404 of Regulation S-K.

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2022 Proxy Statement and is incorporated by reference.

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

Item 15.           Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	37-38

	Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020	39

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020	40

	Consolidated Balance Sheets as of December 31, 2021 and 2020	41-42

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	43

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2021 and 2020	44

	Notes to Consolidated Financial Statements	45-67

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	71-72

Item 16.            Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended, of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated June 1, 2018
3.2*	Bylaws of Nuvera Communications, Inc., as amended, December 21, 2021
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, Description of Securities
10.1+	August 27, 2019 Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.2+	Change in Control Agreement with Glenn Zerbe incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.3+	Transitional Retirement Agreement dated August 27, 2019 between Nuvera Communications, Inc. and Bill Otis, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 27, 2019
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
10.15

Second Amended and Restated Continuing Guaranty dated as of July 31, 2018 by (a) Nuvera Communications, Inc. in favor of CoBank, ACB, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 3, 2018

10.16

Second Amended and Restated Pledge and Security Agreement dated as of July31, 2018 from (a) Nuvera Communications, Inc. and (b) the Nuvera Communications, Inc. Subsidiaries in favor of CoBank, ACB, incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 3, 2018

10.17

Letter dated as of May 23, 2019 between CoBank, ACB and Nuvera Communications, Inc. amending the Second Amended and Restated Master Loan Agreement, incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated May 23, 2019

10.18

Letter Agreement and Consent dated as of February 11, 2022 between CoBank, ACB and Nuvera Communications, Inc. allowing purchase of Nuvera shares pursuant to Second Amended and Restated Master Loan Agreement, as amended. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 2, 2022

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

Dated: March 16, 2022	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 16, 2022
Perry Meyer, Chairman of the Board

/s/ Glenn H. Zerbe	March 16, 2022
Glenn H. Zerbe, President and Chief Executive Officer (Principal Executive Officer

/s/ Curtis O. Kawlewski	March 16, 2022
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 16, 2022
Dennis Miller, Director

/s/ Bill D. Otis	March 16, 2022
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 16, 2022
Wesley E. Schultz, Director

/s/ James J. Seifert	March 16, 2022
James J. Seifert, Director

/s/ Colleen R. Skillings	March 16, 2022
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2022
Suzanne M. Spellacy, Director