Form 10-Q
period 2022-03-31
Nuvera Communications, Inc.
filed 2022-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ⮽

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⮽  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⮽  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer  ⮽ Accelerated filer  ☐ Non-accelerated filer  ⮽ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⮽

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 10, 2022: 5,064,760.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2022	2021

OPERATING REVENUES:
Voice Service	$1,468,178	$1,551,278
Network Access	1,291,310	1,582,440
Video Service	3,141,492	3,028,877
Data Service	6,716,852	6,267,971
A-CAM/FUSF	2,894,587	2,968,195
Other Non-Regulated	962,353	1,079,362
Total Operating Revenues	16,474,772	16,478,123

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,427,246	3,417,738
Cost of Video	2,549,852	2,756,343
Cost of Data	1,028,534	923,514
Cost of Other Nonregulated Services	378,194	409,246
Depreciation and Amortization	3,498,284	3,071,572
Selling, General and Administrative	2,661,463	2,663,890
Total Operating Expenses	13,543,573	13,242,303

OPERATING INCOME	2,931,199	3,235,820

OTHER INCOME (EXPENSE)
Interest Expense	(496,655)	(565,374)
Interest/Dividend Income	177,045	101,402
Interest During Construction	32,204	9,992
Gain on Debt Forgiveness	-	2,912,433
CoBank Patronage Dividends	567,468	625,490
Other Investment Income	124,301	66,048
Total Other Income (Expense)	404,363	3,149,991

INCOME BEFORE INCOME TAXES	3,335,562	6,385,811

INCOME TAXES EXPENSE	933,956	1,205,100

NET INCOME	$2,401,606	$5,180,711

NET INCOME PER SHARE
Basic	$0.47	$1.00
Diluted	$0.47	$0.99

DIVIDENDS PER SHARE	$0.14	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,111,622	5,202,832
Diluted	5,124,540	5,210,554

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2022	2021

Net Income	$2,401,606	$5,180,711

Other Comprehensive Income:
Unrealized Gains on Interest Rate Swaps	1,799,825	945,061
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(513,670)	(269,720)
Other Comprehensive Income:	1,286,155	675,341

Comprehensive Income	$3,687,761	$5,856,052

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2022	December 31, 2021

CURRENT ASSETS:
Cash	$878,078	$2,306,149
Receivables, Net of Allowance for Doubtful Accounts of $80,000 and $80,000	2,535,002	2,426,009
Income Taxes Receivable	471,666	1,405,622
Materials, Supplies, and Inventories	7,327,046	5,357,380
Prepaid Expenses and Other Current Assets	2,095,856	1,886,810
Total Current Assets	13,307,648	13,381,970

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	17,827,483	18,315,567
Other Investments	10,531,863	10,417,563
Right of Use Asset	1,084,600	1,154,293
Financial Derivative Instruments	916,460	-
Other Assets	437,341	422,427
Total Investments and Other Assets	80,700,776	80,212,879

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	192,098,334	189,990,012
Other Property & Equipment	27,760,245	27,439,201
Video Plant	11,321,216	11,306,071
Total Property, Plant and Equipment	231,179,795	228,735,284
Less Accumulated Depreciation	150,596,128	147,585,930
Net Property, Plant & Equipment	80,583,667	81,149,354

TOTAL ASSETS	$174,592,091	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2022	December 31, 2021

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$4,509,044	$4,511,844
Accounts Payable	2,434,553	3,244,472
Other Accrued Taxes	322,739	260,013
Deferred Compensation	63,424	63,829
Accrued Compensation	2,025,687	2,122,436
Other Accrued Liabilities	863,859	634,247
Total Current Liabilities	10,219,306	10,836,841

LONG-TERM DEBT, Net of Unamortized Loan Fees	44,110,542	43,114,772

NONCURRENT LIABILITIES:
Loan Guarantees	209,367	222,464
Deferred Income Taxes	19,998,170	19,484,500
Unrecognized Tax Benefit	42,775	42,775
Other Accrued Liabilities	1,066,428	1,112,343
Financial Derivative Instruments	-	883,365
Deferred Compensation	398,738	396,548
Total Noncurrent Liabilities	21,715,478	22,141,995

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,064,760 and 5,210,053 Shares Issued and Outstanding	8,441,267	8,683,422
Accumulated Other Comprehensive Gain (Loss)	654,902	(631,253)
Unearned Compensation	262,735	259,620
Retained Earnings	89,187,861	90,338,806
Total Stockholders' Equity	98,546,765	98,650,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$174,592,091	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,401,606	$5,180,711
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,523,156	3,096,211
PPP Loan Forgiveness	-	(2,912,433)
Undistributed Earnings of Other Equity Investments	(121,963)	(64,423)
Noncash Patronage Refund	(118,223)	(129,177)
Stock Issued in Lieu of Cash Payment	140,518	39,984
Distributions from Equity Investments	100,000	150,000
Stock-based Compensation	3,782	178,081
Changes in Assets and Liabilities:
Receivables	(108,585)	(337,167)
Income Taxes Receivable	933,956	615,587
Inventories for Resale	(12,527)	(173,169)
Prepaid Expenses	(249,030)	(1,494,445)
Other Assets	(15,322)	(65,048)
Accounts Payable	862,316	174,178
Accrued Income Taxes	-	489,513
Other Accrued Taxes	62,726	61,962
Other Accrued Liabilities	156,641	389,210
Deferred Compensation	1,785	(69,775)
Net Cash Provided by Operating Activities	7,560,836	5,129,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(4,116,747)	(1,740,415)
Materials and Supplies for Construction	(1,957,139)	(311,145)
Other, Net	12,788	(42,000)
Net Cash Used in Investing Activities	(6,061,098)	(2,093,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(1,152,600)	(1,152,600)
Loan Origination Fees	(28,000)	-
Changes in Revolving Credit Facility	2,148,698	-
Repurchase of Common Stock	(3,187,500)	-
Dividends Paid	(708,407)	(676,090)
Net Cash Used in Financing Activities	(2,927,809)	(1,828,690)

NET CHANGE IN CASH	(1,428,071)	1,207,550

CASH at Beginning of Period	2,306,149	8,617,660

CASH at End of Period	$878,078	$9,825,210

Supplemental cash flow information:
Cash paid for interest	$466,226	$782,399
Net cash paid for income taxes	$0	$100,000

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2022
			Accumulated Other Comprehensive
	Common Stock			Unearned	Retained	Total
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				3,782		3,782
Exercise of RSUs	31	52		(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					2,401,606	2,401,606
Dividends					(708,407)	(708,407)
Unrealized Gain on Interest Rate Swap			1,286,155			1,286,155

BALANCE on March 31, 2022	5,064,760	$8,441,267	$654,902	$262,735	$89,187,861	$98,546,765

	THREE MONTHS ENDED MARCH 31, 2021
			Accumulated Other Comprehensive
	Common Stock			Unearned	Retained	Total
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity
BALANCE on December 31, 2020	5,200,689	8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grants				69,341		69,341
Exercise of RSUs	1,836	3,060		(43,458)	40,398	-
Net Income					5,180,711	5,180,711
Dividends					(676,090)	(676,090)
Unrealized Gain on Interest Rate Swap			675,341			675,341

BALANCE on March 31, 2021	5,207,119	$8,678,533	$(1,269,170)	$174,983	$85,394,403	$92,978,749
The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $3,010,200 and $2,240,630 for the three months ended March 31, 2022 and 2021. The increase in depreciation expense in the first quarter of 2022 was primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced fiber-to-the-premise (FTTP) network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the quarter ended March 31, 2021 due to the Small Business Administration’s (SBA) Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal level at that time.

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

As of March 31, 2022 and December 31, 2021 we had $38,673 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2017 remain open to examination by federal and state tax authorities. We are currently undergoing an examination by the State of Minnesota. We do not expect the results of the examination to have a material effect on our ongoing financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2022 and December 31, 2021 we had $4,102 of accrued interest that related to income tax matters.

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021

	Basic	Diluted	Basic	Diluted

Net Income	$2,401,606	$2,401,606	$5,180,711	$5,180,711

Weighted-average common shares outstanding	5,111,622	5,124,540	5,202,832	5,210,554

Net income per share	$0.47	$0.47	$1.00	$0.99

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021

	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,111,622	5,111,622	5,202,832	5,202,832

Unvested RSU's	-	12,918	-	7,722

Weighted-average common shares outstanding	5,111,622	5,124,540	5,202,832	5,210,554

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

Effective January 1, 2021 we adopted Accounting Standards Update (ASU) 2020-06, “Accounting for Convertible Instruments in an Entity’s Own Equity.” ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

Effective January 1, 2021, we adopted ASU 2019-12, “Income Taxes,” ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in Accounting Standards Codification (ASC) 740, “Income Taxes.” The new guidance will be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In November 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires disclosure by business entities of the types of government assistance received, the method of accounting for such assistance and the effects of the assistance on its financial statements. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this update will have on our related disclosures.

In March 2020, the FASB issued (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2101-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact these updates will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 is permitted. We continue to evaluate the impact the adoption of ASU 2016-13 will have on our financial statements, which we expect will not have a significant impact on our consolidated financial statements.

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

Significant Judgements

The Company often provides multiple services to a customer. Provision of customer premise equipment (CPE) and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet or connectivity services. Judgement is required to determine whether the provision of CPE, installation services and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Voice Service¹	$1,611,058	$1,785,080
Network Access¹	1,325,637	1,611,197
Video Service¹	3,141,352	3,027,547
Data Service¹	6,149,460	5,755,470
Directory²	161,092	178,119
Other Contracted Revenue³	671,607	624,494
Other[4]	305,501	301,088

Revenue from customers	13,365,707	13,282,995

Subsidy and other revenue outside scope of ASC 606[5]	3,109,065	3,195,128

Total revenue	$16,474,772	$16,478,123

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

For the three months ended March 31, 2022, approximately 79.28% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.87% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.85% of total revenue was from other sources including CPE and equipment sales and installation.

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

Nature of Services

Revenues are earned from our customers primarily through the connection to our advanced fiber networks, digital and commercial television (TV) programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized over time as the service is rendered.

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

Other Contracted Revenue - Managed services and certain other data customers include advanced fiber-delivered communications and managed information technology solutions to mainly business customers, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for these customers generally range from 3 to 10 years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. These services are billed as monthly recurring charges to customers.

Other – We also generate revenue from the sales, service and installation of CPE and other services. Sales and service of CPE are billed and recognized into revenue once the sale or service is complete or delivered. These sales and services are generally short-term in nature and are completed within one month. Other revenues are immaterial to our total revenues.

Subsidy and Other Revenue outside the Scope of ASC 606 – We receive subsidies from governmental entities to operate and expand our advanced fiber networks. In addition, we have revenue from leasing arrangements. Both of these revenue streams are outside of the scope of ASC 606.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Quarter Ended March 31,
	2022	2021
Accounts receivable, net	$1,790,323	$1,479,643
Contract assets	701,963	522,826
Contract liabilities	849,479	901,130

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the quarters ended March 31, 2022 and 2021, the Company recognized expenses of $65,645 and $38,033, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the quarters ended March 31, 2022 and 2021, the Company recognized revenues of $182,475 and $174,242, respectively, related to deferred revenues.

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

The following table includes the ROU and operating lease liabilities as of March 31, 2022 and December 31, 2021.

Right of Use Asset	Balance March 31, 2022	Balance December 31, 2021
Operating Lease Right-Of-Use Assets	$1,084,600	$1,154,293

Operating Lease Liability	Balance March 31, 2022	Balance December 31, 2021
Short-Term Operating Lease Liability	$287,862	$283,167
Long-Term Operating Lease Liability	831,780	905,528
Total	$1,119,642	$1,188,695

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance March 31, 2022
2022 (remaining)	$261,129
2023	348,708
2024	236,948
2025	120,881
2026	71,023
Thereafter	309,800
Total	1,348,489
Less Imputed Interest	(228,847)
Present Value of Operating Leases	$1,119,642

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2022 and 2021 was $87,289 and $91,877, respectively.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2021. As of March 31, 2022, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at March 31, 2022 and December 31, 2021.

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

The components of our identified intangible assets are as follows:

		March 31, 2022		December 31, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$29,211,968	$42,878,445	$28,806,055
Regulatory Rights	15 yrs	4,000,000	3,799,965	4,000,000	3,733,299
Trade Name	3-5 yrs	310,106	226,949	310,106	211,444
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$33,238,882	$51,066,365	$32,750,798

Net Identified Intangible Assets			$17,827,483		$18,315,567

Amortization expense related to the definite-lived intangible assets was $488,074 and $830,942 for the three months ended March 31, 2022 and 2021. Amortization expense for the remaining nine months of 2022 and the five years subsequent to 2022 is estimated to be:

●	(April 1 – December 31)	$1,464,292
●	2023	$1,660,295
●	2024	$1,623,654
●	2025	$1,618,732
●	2026	$1,613,809
●	2027	$906,667

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

On March 16, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank. Under the Agreements, among other thing, (i) the Company’s revolving loan was increased from $10.0 million to $20.0 million, (ii) the maturity date of the revolving loan was set at June 30, 2022, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The Company is currently working on entering into a new credit facility with CoBank to replace this line of credit increase and its other existing credit facility in the second quarter of 2022. The new credit facility will be structured to meet Nuvera’s existing and expected future liquidity and capital resource needs.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of March 31, 2022, our IRSA covered $11,815,250, with a weighted average interest rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of March 31, 2022, our IRSA covered $33,116,037, with a weighted average interest rate of 3.50%.

Our remaining debt of $20.8 million ($16.8 million available under the revolving credit facilities and $4.0 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 2.70%, as of March 31, 2022.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of March 31, 2022, is 1.86.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At March 31, 2022, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the London Interbank Offering Rate (LIBOR) variable rate payment is below a contractual rate or (ii) receive a payment if the LIBOR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On March 31, 2022, the fair value of these swaps was $916,460, which has been recorded net of deferred tax of $261,558, resulting in the $654,902 in accumulated other comprehensive income. On March 31, 2021, the fair value liability of these swaps was $1,776,057, which has been recorded net of deferred tax benefit of $506,887, resulting in the $1,269,170 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2022, we had not recorded any gains or losses on our investments.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of March 31, 2022, we have recorded a liability of $209,367 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Incentive and Retirement Plans

We have an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers. Both plans were implemented in 2006. The Plan permits the issuance of up to 200,000 shares of our Common Stock in stock awards. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each of the Company’s Executive Officers are required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 31, 2022, 155,399 shares remain available to be issued under the Plan.

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2022, 557,563 shares remain available to be issued under the Plan.

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

RSUs currently issued and outstanding are as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Exercised	(1,562)	-	$21.75	12/31/2021
Balance at December 31, 2021	9,440	13,270
Forfeited	-	(2,637)
Balance at March 31, 2022	9,440	10,633

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified stock options (Options). The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors of overall success.

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

Note 12 – Commitments and Contingencies

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows. We did not experience any changes to material contractual obligations in the first three months of 2022. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for the discussion relating to commitments and contingencies.

Note 13 – Broadband Grants

In January 2020, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of March 31, 2022.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of March 31, 2022.

Note 14 – Subsequent Events

In its definitive proxy statement dated April 4, 2022 for its 2022 annual meeting of shareholders to be held on May 26, 2022, filed with the SEC on April 6, 2022, Nuvera disclosed that on March 31, 2022, the Company’s BOD and Compensation Committee authorized the issuance of Options as Awards to Named Executive Officers, senior employee directors and other employee directors under the 2017 Omnibus Stock Plan, but had not yet finalized the Black-Scholes analysis determining the value of the Options to be granted and therefore the number of Options to granted.

On April 11, 2022, the BOD and Compensation Committee completed its analysis. The following language supplements and updates the proxy statement disclosure:

The number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $21.20 on April 11, 2022. These Options will vest one-third each on April 11, 2023, 2024 and 2025.

	Options	Closing Stock Price	Vesting Date
Balance at December 31, 2021	-
Issued	40,879	$21.20	4/11/2023
Issued	40,900	$21.20	4/11/2024
Issued	40,890	$21.20	4/11/2025
Balance at March 31, 2022	122,669

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.

Results of Operations

Overview

Nuvera has an advanced fiber communications network and offers a diverse array of communications products and services. We provide broadband Internet access, video services and managed and hosted solutions services. In addition, we provide local voice service and network access to other communications carriers for connections to our networks as well as long distance service.

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

COVID-19

We continue to closely monitor the impact on our business of the outbreak of the COVID-19 pandemic. We have and are continuing to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. Health and safety measures implemented include transitioning to remote work-from-home policies, proof of COVID-19 vaccination and mandatory testing for our employees that are not vaccinated, redesigning and investing in our office spaces to accommodate a more healthy air quality environment, providing our field technicians and customer-facing personnel with personal protective equipment and additional safety training, practicing social distancing and adding calling in advance for work that must be performed inside customer premises. We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades have increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in Internet traffic during this time.

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

In the first quarter of 2022, we have seen our overall revenues remain steady primarily due to Internet growth mentioned above. However, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in the first quarter of 2022 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2022, we have $16.8M on our bank revolver available for use in the event that the need arises. We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In 2022, we had originally planned to upgrade more than 8,000 locations with fiber services and faster broadband speeds, however, as of March 31, 2022 we now plan to upgrade more than 10,000 locations in 2022. As of March 31, 2022, we have upgraded 866 of the planned 10,000 locations with these fiber services.

●   On March 16, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank. Under the Agreements, among other thing, (i) the Company’s revolving loan was increased from $10.0 million to $20.0 million, (ii) the maturity date of the revolving loan was set at June 30, 2022, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The Company is currently working on entering into a new credit facility with CoBank to replace this line of credit and its existing credit facility in the second quarter of 2022. The new  credit facility will be structured to meet Nuvera’s existing and expected future liquidity and capital resource needs.

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have not received any funds for these projects as of March 31, 2022.

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

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of March 31, 2022.

●       Net income for the first quarter of 2022 totaled $2,401,606, which was a $2,779,105, or 53.64% decrease compared to the first quarter of 2021. This decrease was primarily due to the debt forgiveness from the PPP Loan being recognized in the first quarter of 2021 and a decrease in operating income, all of which are described below.

●      Consolidated revenue for the first quarter of 2022 totaled $16,474,772, which was a $3,351 or 0.02% decrease compared to the first quarter of 2021. This decrease was primarily due to decreases in network access, voice services, and other revenue, partially offset by increases in data and video revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2022.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,287 or 11.98% for the twelve months ended March 31, 2022 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three months ended March 31, 2022 and 2021 are included below:

Communications Segment
	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$1,468,178	$1,551,278	$(83,100)	-5.36%
Network Access	1,291,310	1,582,440	(291,130)	-18.40%
Video Service	3,141,492	3,028,877	112,615	3.72%
Data Service	6,716,852	6,267,971	448,881	7.16%
A-CAM/FUSF	2,894,587	2,968,195	(73,608)	-2.48%
Other	962,353	1,079,362	(117,009)	-10.84%
Total Operating Revenues	16,474,772	16,478,123	(3,351)	-0.02%

Cost of Services, Excluding Depreciation and Amortization	7,383,826	7,506,841	(123,015)	-1.64%
Selling, General and Administrative	2,661,463	2,663,890	(2,427)	-0.09%
Depreciation and Amortization Expenses	3,498,284	3,071,572	426,712	13.89%
Total Operating Expenses	13,543,573	13,242,303	301,270	2.28%

Operating Income	$2,931,199	$3,235,820	$(304,621)	-9.41%

Net Income	$2,401,606	$5,180,711	$(2,779,105)	-53.64%

Capital Expenditures	$4,116,747	$1,740,415	$2,376,332	136.54%

Key metrics
Access Lines	16,801	19,088	(2,287)	-11.98%
Video Customers	10,100	10,766	(666)	-6.19%
Broadband Customers	32,752	31,883	869	2.73%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,468,178, which was $83,100 or 5.36% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,291,310, which was $291,130 or 18.40% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $3,141,492, which was $112,615 or 3.72% higher in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a combination of rate increases introduced into several of our markets over the past few years, partially offset by a decrease in video customers, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $6,716,852, which was $448,881 or 7.16% higher in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,894,587, which was $73,608 or 2.48% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to lower FUSF support received for Scott-Rice due to declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $962,353, which was $117,009 or 10.84% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,383,826, which was $123,015 or 1.64% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to lower programming costs from video content providers and a loss of video customers, partially offset by higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce. We have experienced increased inflation in our operations in the first quarter of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,661,463, which was $2,427 or 0.09% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to cost containment efforts implemented in 2022. We have experienced increased inflation in our operations in the first quarter of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $3,498,284, which was $426,712 or 13.89% higher in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced FTTP network and increases in our advanced FTTP network assets, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,931,199, which was $304,621 or 9.41% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to higher depreciation, which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $496,655, which was $68,719 or 12.15% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to lower outstanding debt balances in connection with our term debt credit facility with CoBank, offset by an increase in our variable debt with CoBank.

Interest and dividend income was $177,045, which was $75,643 or 74.60% higher in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase in dividend income earned on our investments.

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

Other income for the three months ended March 31, 2022 and 2021, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2022 was $567,468, compared to $625,490 allocated and received in 2021. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $124,301, which is $58,253 or 88.20% higher in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $933,956 which was $271,144 or 22.50% lower in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to the PPP Loan forgiveness being tax exempt at the federal level as of March 31, 2021, and a decrease in operating income. The effective income tax rate for the three months ending March 31, 2022 and 2021 was approximately 28.00% and 18.87%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $147,166,351 as of March 31, 2022, reflecting 67.0% equity and 33.0% debt. This compares to a capital structure of $146,277,211 at December 31, 2021, reflecting 67.4% equity and 32.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 1.86 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, and revolving credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable. In addition, in the first quarter of 2022, the Company secured an additional $10 million line of credit from our current lender CoBank and expect a new credit facility will be obtained from CoBank in the second quarter of 2022 to accommodate the Company’s fiber-build plans and fund operations.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2022 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2022 we had a working capital surplus of $3,088,342. In addition, as of March 31, 2022, we had $16.8 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of March 31, 2022 was primarily the result of increased inventories and decreased accounts payable.

Impact of COVID-19 on Our Cash Flows

The global spread of COVID-19 and the various attempts to contain it may create volatility with our future cash flows. Our future cash flows also could be impacted by our customer’s inability to pay for or keep their existing services, or their inability to acquire our services due to their personal financial hardships created by COVID-19. We may not be able to expand our network, acquire new customers or service existing customers based on our future cash flow position. We continue to monitor our discretionary spending in reaction to the COVID-19 pandemic. We have experienced disruptions in our business as we implemented modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$7,560,836	$5,129,800
Investing activities	(6,061,098)	(2,093,560)
Financing activities	(2,927,809)	(1,828,690)
Change in cash	$(1,428,071)	$1,207,550

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2022 was $7,560,836, compared to cash generated by operations of $5,129,800 in the first three months of 2021. The increase in cash from operating activities in 2022 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of March 31, 2022 was $878,078, compared to $2,306,149 as of December 31, 2021.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $6,061,098 during the first three months of 2022 compared to $2,093,560 for the first three months of 2021. Capital expenditures relating to on-going operations were $4,116,747 for the three months ended March 31, 2022, compared to $1,740,415 for the three months ended March 31, 2021. Materials and supply expenditures increased by $1,957,139 in the first three months of 2022 compared to $311,145 for the first three months of 2021. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting in 2022. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations and anticipated new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of this year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2022, we had $16.8 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 was $2,927,809. This included long-term debt repayments of $1,152,600, loan origination fees of $28,000, changes in our revolving credit facility of $2,148,698, the repurchase of common stock of $3,187,500 and the distribution of $708,407 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2021 was $1,828,690. This included long-term debt repayments of $1,152,600 and the distribution of $676,090 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $3,088,342 as of March 31, 2022, with current assets of approximately $13.3 million and current liabilities of approximately $10.2 million, compared to a working capital surplus of $2,545,129 as of December 31, 2021. The ratio of current assets to current liabilities was 1.30 and 1.23 as of March 31, 2022 and December 31, 2021. The working capital surplus as of March 31, 2022 was primarily the result of increased inventories and decreased accounts payable.

At March 31, 2022 and December 31, 2021 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first quarter of 2022 and $0.13 per share for the first quarter of 2021, respectively, which totaled $708,407 for the first quarter of 2022 and $676,090 for the first quarter of 2021.

We expect to continue to pay quarterly dividends during the remainder of 2022, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. On December 31, 2020, our Total Leverage Ratio fell below 2.00, thus eliminating any restrictions on our ability to pay cash dividends to our stockholders. Our current Total Leverage Ratio as of March 31, 2022, was 1.86.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business. The communications industry is highly competitive. We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive communications companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies and cable TV companies, and, in some cases, new forms of providers who are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless services. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and cable TV content owners, have initiated Over-The-Top (OTT) services that deliver video content to TV, computers and other devices over the Internet. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

Competitors in the markets we serve enjoy certain business advantages, including size, financial resources, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business. We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share.

We must adapt to rapid technological changes. If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services. Our industry operates in a technologically complex environment. New technologies are continually developed and existing products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication and broadband needs. To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels. Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

New technologies, particularly alternative methods for the distribution, access and viewing of content, have been, and will likely continue to be, developed that will further increase the number of competitors that we face and drive changes in consumer behavior. Consumers seek more control over when, where and how they consume content and are increasingly interested in communication services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices. These new technologies, distribution platforms and consumer behaviors may have a negative impact on our business.

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass communications companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services. Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks. Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint. As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber optics in parts of our networks and are building a new FTTP network, including in our residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third-parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

Shifts in our product mix may result in a decline in operating profitability. Margins vary among our products and services. Our profitability may be impacted by technological changes, customer demands, regulatory changes, the competitive nature of our business and changes in the product mix of our sales. These shifts may also result in our long-lived assets becoming impaired or our inventory becoming obsolete. We review long-lived assets for potential impairment if certain events or changes in circumstances indicate that impairment may be present.

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the COVID-19 and its variants.  The COVID-19 pandemic has in the short-term and may in the long-term adversely impact the global economy, financial markets and supply chains and has resulted in increased unemployment levels. The outbreak has resulted in federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

As a critical infrastructure provider, we have continued to operate our business and provide services to our customers. Although we are considered an essential business, the outbreak of COVID-19 and any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers and could do so for an indefinite period of time. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, concerns regarding the economic impact of COVID-19 have caused volatility in financial and other capital markets which has and may continue to adversely affect the market price of our common stock and our ability to access capital markets. In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

We cannot reasonably estimate at this time the resulting future financial impact of COVID-19 on our business, but the prolonged effect of it could have a material adverse effect to our results of operations, financial condition and liquidity. The extent to which the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, current and new variants of COVID-19, the availability and distribution of effective treatments and vaccines, the effectiveness of actions taken to contain or mitigate its effects and any resulting economic downturn, recession or depression in the markets we serve.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured. A significant portion of our revenues come from network access and subsidies. An order adopted by the FCC in 2011 (2011 Order) significantly impacted the amount of support revenue we receive from the Universal Service Fund (USF), CAF and intercarrier compensation (ICC).  The 2011 Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various federal universal service programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support. We cannot predict future changes that may impact the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows.

A disruption in our networks and infrastructure could cause service delays or interruptions, which could cause us to lose customers and incur additional expenses. Our customers depend on reliable service over our network. The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as physical damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. Disruptions may cause service interruptions or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business. Attempts by others to gain unauthorized access to organizations' information technology systems are becoming more frequent and sophisticated, and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems. We seek to prevent, detect and investigate all security incidents that do occur, however we may be unable to prevent or detect a significant attack in the future. Significant information technology security failures could result in the theft, loss, damage, unauthorized use or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business. If a security breach results in misuse of our customers' confidential information, we may incur liability as a result.

Our operations require substantial capital expenditures and our business, financial condition, results of operations and liquidity may be impacted if funds for capital expenditures are not available when needed. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving credit facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business, financial condition, results of operations and liquidity.

We may be unable to obtain necessary hardware, software and operational support from third-party vendors. We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. The global supply chains have been and may continue to be impacted by the COVID-19 pandemic, which has caused a delay in the development, manufacturing and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

Our ability to attract and/or retain certain key management and other personnel in the future could have an adverse effect on our business. We rely on the talents and efforts of key management personnel, many of whom have been with our company or in our industry for decades. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business.

Acquisitions present many risks and we may be unable to realize the anticipated benefits of acquisitions. From time to time, we make acquisitions and investments or enter into other strategic transactions. In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face significant challenges in combining the operations of an acquired business with ours in a timely and efficient manner. The failure to successfully integrate an acquired business and to successfully manage the challenges presented by the integration process may result in our inability to achieve anticipated benefits of the acquisition, including operational and financial synergies. Even if we are successful in integrating acquired businesses, we cannot guarantee that the integration will result in the complete realization of anticipated financial synergies or that they will be realized within the expected time frames.

Risks Relating to Current Economic Conditions

Weak economic conditions may have a negative impact on our business, results of operations and financial condition. Downturns in the economic conditions in the markets and industries we serve could adversely affect demand for our products and services and have a negative impact on our results of operations. Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe. This risk may be worsened by the expanded availability of free or lower cost services, such as streaming or OTT services or substitute services, such as wireless phones and public Wi-Fi networks. Weak economic conditions may also impact the ability of third parties to satisfy their obligations to us.

Risks Relating to Our Stock

The price of our stock may be volatile and may fluctuate substantially, which could negatively affect holders of our stock. The market price of our stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the limited number of holders of our stock and the resulting limited liquidity in our stock, dilution, developments in the communications industry, the failure of securities analysts to cover our stock, changes in financial estimates by securities analysts, competitive factors, regulatory developments, labor disruptions, general market conditions and market conditions affecting the stock of communications companies. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our stock.  In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We are expecting to have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. Our substantial expected level of indebtedness could adversely impact our business, including:

●

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, capital expenditures, future business opportunities and strategic initiatives;

●	We may have limited flexibility to react to changes in our business and our industry;

●	It may be more difficult for us to satisfy our other obligations;

●	We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;

●	We may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and

●	We may be at a disadvantage compared to our competitors that have less debt.

We cannot guarantee that we will generate sufficient revenues to service our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets.

We may not be able to refinance our existing debt if necessary, or we may only be able to do so at a higher interest rate. We may be unable to refinance or renew our credit facilities and our failure to repay all amounts due on the maturity dates would cause a default under the credit agreement. Alternatively, any renewal or refinancing may occur on less favorable terms. If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes.

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results. Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could negatively impact our results of operations and operating cash flows. We utilize IRSAs to convert a portion of our variable-rate debt to a fixed-rate basis. However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks.

In addition, a portion of our variable-rate debt bears interest based on LIBOR. In 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop requiring banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, extended the cessation date for submission and publication of rates for all LIBOR tenors until June 30, 2023, except for the one-week and two-month LIBOR tenors, which ceased on December 31, 2021. As of January 1, 2022, regulated United States financial institutions are no longer permitted to enter into new contracts referencing any LIBOR settings. The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has proposed replacing LIBOR with the Secured Overnight Financing Rate (SOFR), a new index based on trading in overnight repurchase agreements. At this time, it is not possible to predict whether SOFR will become the most prevalent alternative reference rate in the market or what impact the transition from LIBOR to alternative reference rates may have on the interest rates for our current and future debt obligations as well as our IRSAs, which may be adversely affected. In addition, any transition process from LIBOR to an alternative rate could cause, among other things, LIBOR to perform differently than in the past, a disruption in the financial markets, or increases in benchmark rates, any of which could adversely affect our results of operations, cash flows and liquidity.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the FCC and other federal, state and local entities. Rapid changes in technology and market conditions have resulted in changes in how the government addresses communications, video programming and Internet services. Many businesses that compete with our communications companies are comparatively less regulated. Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations. In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans. New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future. Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business. Current laws and regulations governing access to, or commerce on, the Internet are limited. As the significance of the Internet continues to expand, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the Telecommunications Act of 1996. This effectively limits the FCC’s authority over Internet Service Providers. The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the Federal Trade Commission and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety. Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products. We are also subject to laws and regulations governing air emissions from our fleet vehicles. As a result, we face several risks, including:

●

Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors). Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us, or by our predecessors, of hazardous materials at third-party disposal sites;

●

We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination. In particular, environmental laws regulating wetlands, endangered species and other land use and natural resources may increase the costs associated with future business or expansion or delay, alter or interfere with such plans;

●	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral; and
●	We could be held responsible for third-party property damage claims, personal injury claims or natural resource damage claims relating to contamination found at any of our current or past properties.

The cost of complying with environmental requirements could be significant. Similarly, the adoption of new environmental laws or regulations, or changes in existing laws or regulations or their interpretations, could result in significant compliance costs or unanticipated environmental liabilities.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations. In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees to numerous federal, state and local governmental authorities. In many cases, the application of tax laws is uncertain and subject to differing interpretations, especially when evaluated against new technologies and communications services, such as broadband Internet access and cloud related services. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the Tax Cuts and Jobs Act of 2017, a major federal tax reform, that had a significant impact on our tax obligations and effective income tax rate.

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

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1 - December 30, 2020	19,487	N/A	$3,647,263
January 1 - June 30, 2021	3,028	$23.80	$3,575,197
July 1 - December 31, 2021	4,000	$23.85	$-
Total July 1, 2019 - December 31, 2021	26,515

(1) The total number of shares purchased includes: (i) shares purchased under the Board's authorizations described above, including market purchases and privately negotiated purchases.

In two transactions that closed on February 25, 2022 and February 28, 2022, Nuvera purchased 75,000 shares each from two shareholders, for a total of 150,000 shares at a price of $21.25 per share for a total purchase price of $3,187,500. The shares were purchased pursuant to a privately negotiated purchase agreement between Nuvera and the shareholders. This stock purchase was authorized by the Nuvera BOD and a waiver was obtained from CoBank to facilitate the sale. See Nuvera’s Form 8-K filed with  the SEC on March 2, 2022 for more information regarding this stock purchase.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 10, 2022	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 10, 2022	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer