Form 10-Q
period 2022-06-30
Nuvera Communications, Inc.
filed 2022-08-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⮽  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⮽ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐ Large accelerated filer  ⮽ Accelerated filer  ☐ Non-accelerated filer  ⮽ Smaller reporting company  ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⮽

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of August 9, 2022: 5,084,578.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

OPERATING REVENUES:
Voice Service	$1,447,979	$1,544,766	$2,916,157	$3,096,044
Network Access	1,202,965	1,344,685	2,494,275	2,927,125
Video Service	3,178,388	3,237,723	6,319,880	6,266,600
Data Service	6,774,036	6,368,566	13,490,888	12,636,537
A-CAM/FUSF	2,890,500	2,953,966	5,785,087	5,922,161
Other Non-Regulated	946,495	1,037,356	1,908,848	2,116,718
Total Operating Revenues	16,440,363	16,487,062	32,915,135	32,965,185

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,665,195	3,334,880	7,092,441	6,752,618
Cost of Video	2,549,030	2,700,135	5,098,882	5,456,478
Cost of Data	1,072,489	919,708	2,101,023	1,843,222
Cost of Other Nonregulated Services	410,112	354,022	788,306	763,268
Depreciation and Amortization	3,493,070	3,124,282	6,991,354	6,195,854
Selling, General and Administrative	2,645,472	2,554,766	5,306,935	5,218,656
Total Operating Expenses	13,835,368	12,987,793	27,378,941	26,230,096

OPERATING INCOME	2,604,995	3,499,269	5,536,194	6,735,089

OTHER (EXPENSE) INCOME
Interest Expense	(526,408)	(527,825)	(1,023,063)	(1,093,199)
Interest/Dividend Income	59,363	58,428	236,408	159,830
Interest During Construction	60,636	10,278	92,840	20,270
Gain on Debt Forgiveness	-	-	-	2,912,433
CoBank Patronage Dividends	-	-	567,468	625,490
Other Investment Income	163,076	38,895	287,377	104,943
Total Other Income (Expense)	(243,333)	(420,224)	161,030	2,729,767

INCOME BEFORE INCOME TAXES	2,361,662	3,079,045	5,697,224	9,464,856

INCOME TAXES	661,261	636,132	1,595,217	1,841,232

NET INCOME	$1,700,401	$2,442,913	$4,102,007	$7,623,624

NET INCOME PER SHARE
Basic	$0.33	$0.47	$0.81	$1.46
Diluted	$0.33	$0.47	$0.80	$1.46

DIVIDENDS PER SHARE	$0.2800	$0.1400	$0.2800	$0.2700

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,077,972	5,210,700	5,094,797	5,206,766
Diluted	5,097,055	5,219,430	5,110,798	5,214,992

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021

Net Income	$1,700,401	$2,442,913	$4,102,007	$7,623,624

Other Comprehensive Gain:
Unrealized Gains on Interest Rate Swaps	673,936	47,330	2,473,761	992,391
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(192,341)	(13,508)	(706,011)	(283,228)
Other Comprehensive Gain:	481,595	33,822	1,767,750	709,163

Comprehensive Income	$2,181,996	$2,476,735	$5,869,757	$8,332,787

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	June 30, 2022	December 31, 2021

CURRENT ASSETS:
Cash	$906,872	$2,306,149
Receivables, Net of Allowance for Doubtful Accounts of $60,000 and $80,000	2,783,606	2,426,009
Income Taxes Receivable	-	1,405,622
Materials, Supplies, and Inventories	10,261,495	5,357,380
Prepaid Expenses and Other Current Assets	2,222,856	1,886,810
Total Current Assets	16,174,829	13,381,970

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	17,339,398	18,315,567
Other Investments	10,655,856	10,417,563
Right of Use Asset	1,341,360	1,154,293
Financial Derivative Instruments	1,590,396	-
Other Assets	429,011	422,427
Total Investments and Other Assets	81,259,050	80,212,879

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	198,151,220	189,990,012
Other Property & Equipment	28,007,548	27,439,201
Video Plant	11,328,112	11,306,071
Total Property, Plant and Equipment	237,486,880	228,735,284
Less Accumulated Depreciation	153,534,708	147,585,930
Net Property, Plant & Equipment	83,952,172	81,149,354

TOTAL ASSETS	$181,386,051	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2022	December 31, 2021

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$4,511,844
Accounts Payable	2,706,242	3,244,472
Accrued Income Taxes	54,595	-
Other Accrued Taxes	258,936	260,013
Deferred Compensation	63,202	63,829
Accrued Compensation	2,150,693	2,122,436
Other Accrued Liabilities	670,152	634,247
Total Current Liabilities	5,903,820	10,836,841

LONG-TERM DEBT, Net of Unamortized Loan Fees	52,955,173	43,114,772

NONCURRENT LIABILITIES:
Loan Guarantees	196,205	222,464
Deferred Income Taxes	20,190,511	19,484,500
Unrecognized Tax Benefit	42,775	42,775
Other Accrued Liabilities	1,300,681	1,112,343
Financial Derivative Instruments	-	883,365
Deferred Compensation	383,025	396,548
Total Noncurrent Liabilities	22,113,197	22,141,995

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,084,578 and 5,210,053 Shares Issued and Outstanding	8,474,297	8,683,422
Accumulated Other Comprehensive Gain (Loss)	1,136,497	(631,253)
Unearned Compensation	272,234	259,620
Retained Earnings	90,530,833	90,338,806
Total Stockholders' Equity	100,413,861	98,650,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,386,051	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,102,007	$7,623,624
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,043,518	6,245,132
PPP Loan Forgiveness	-	(2,912,433)
Undistributed Earnings of Other Equity Investments	(264,034)	(138,898)
Noncash Patronage Refund	(118,223)	(129,177)
Stock Issued in Lieu of Cash Payment	200,507	85,680
Distributions from Equity Investments	110,917	150,000
Stock-based Compensation	13,281	228,683
Changes in Assets and Liabilities:
Receivables	324,722	(1,299,998)
Income Taxes Receivable	1,405,622	(428,768)
Inventory for Resale	(254,787)	(170,109)
Prepaid Expenses	(48,577)	(801,777)
Other Assets	(7,129)	(94,791)
Accounts Payable	(25,860)	(86,479)
Accrued Income Taxes	54,595	-
Other Accrued Taxes	(1,077)	(888)
Other Accrued Liabilities	65,433	(272,194)
Deferred Compensation	(14,150)	(150,845)
Net Cash Provided by Operating Activities	12,586,765	7,846,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(10,012,147)	(5,566,431)
Materials and Supplies for Construction	(4,649,328)	(2,479,951)
Other, Net	6,788	(53,000)
Net Cash Used in Investing Activities	(14,654,687)	(8,099,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(2,305,200)	(2,305,200)
Loan Origination Fees	(49,473)	-
Changes in Revolving Credit Facility	7,631,066	309,660
Repurchase of Common Stock	(3,187,500)	(72,067)
Dividends Paid	(1,420,248)	(1,405,839)
Net Cash Used in Financing Activities	668,645	(3,473,446)

NET INCREASE IN CASH	(1,399,277)	(3,726,066)

CASH at Beginning of Period	2,306,149	8,617,660

CASH at End of Period	$906,872	$4,891,594

Supplemental cash flow information:
Cash paid for interest	$951,333	$1,285,943
Net cash paid for income taxes	$135,000	$2,270,000

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED JUNE 30, 2022
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2022	5,064,760	$8,441,267	$654,902	$262,735	$89,187,861	$98,546,765

Director's Stock Plan	19,818	33,030			354,412	387,442
Restricted Stock Grant				(19,293)		(19,293)
Non-Cash, Share-Based Compensation				28,792		28,792
Net Income					1,700,401	1,700,401
Dividends					(711,841)	(711,841)
Unrealized Gain on Interest Rate Swap			481,595			481,595

BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

	THREE MONTHS ENDED JUNE 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2021	5,207,119	$8,678,533	$(1,269,170)	$174,983	$85,394,403	$92,978,749

Director's Stock Plan	8,400	14,000			185,920	199,920
Restricted Stock Grant				50,603		50,603
Repurchase of Common Stock	(3,028)	(5,047)			(67,020)	(72,067)
Net Income					2,442,913	2,442,913
Dividends					(729,749)	(729,749)
Unrealized Gain on Interest Rate Swap			33,822			33,822

BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2022
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

Directors' Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				(15,511)		(15,511)
Non-Cash, Share-Based Compensation				28,792		28,792
Exercise of RSU's	31	52		(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					4,102,007	4,102,007
Dividends					(1,420,248)	(1,420,248)
Unrealized Gain on Interest Rate Swap			1,767,750			1,767,750

BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

	SIX MONTHS ENDED JUNE 30, 2021
			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	80,748,301	$87,620,706

Directors' Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				119,944		119,944
Exercise of RSU's	1,836	3,060		(43,458)	40,398	-
Repurchase of Common Stock	(3,028)	(5,047)			(67,020)	(72,067)
Net Income					7,623,624	7,623,624
Dividends					(1,405,839)	(1,405,839)
Unrealized Gain on Interest Rate Swap			709,163			709,163

BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $6,015,185 and $4,533,969 for the six months ended June 30, 2022 and 2021. The increase in depreciation expense in the second quarter of 2022 was primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced fiber-to-the-premise (FTTP) network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the quarter ended June 30, 2021 due to the Small Business Administration’s (SBA) Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal and state level at that time.

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

As of June 30, 2022 and December 31, 2021 we had $38,673 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2017 remain open to examination by federal and state tax authorities. We are currently undergoing an income tax examination by the State of Minnesota. We do not expect the results of the examination to have a material effect on our ongoing financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2022 and December 31, 2021 we had $4,102 of accrued interest that related to income tax matters.

Earnings and Dividends Per Share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$1,700,401	$1,700,401	$2,442,913	$2,442,913	$4,102,007	$4,102,007	$7,623,624	$7,623,624

Weighted-average common shares outstanding	5,077,972	5,097,055	5,210,700	5,219,430	5,094,797	5,110,798	5,206,766	5,214,992

Net income per share	$0.33	$0.33	$0.47	$0.47	$0.81	$0.80	$1.46	$1.46

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,077,972	5,077,972	5,210,700	5,210,700	5,094,797	5,094,797	5,206,766	5,206,766

Unvested RSU's/Options	-	19,083	-	8,730	-	16,001	-	8,226

Weighted-average common shares outstanding	5,077,972	5,097,055	5,210,700	5,219,430	5,094,797	5,110,798	5,206,766	5,214,992

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2101-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact these updates will have on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Voice Service¹	$1,587,265	$1,761,460
Network Access¹	1,240,045	1,353,495
Video Service¹	3,178,388	3,237,723
Data Service¹	6,184,006	5,836,759
Directory²	164,646	177,946
Other Contracted Revenue³	692,951	659,613
Other[4]	293,706	273,108

Revenue from customers	13,341,007	13,300,104

Subsidy and other revenue outside scope of ASC 606[5]	3,099,356	3,186,958

Total revenue	$16,440,363	$16,487,062

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

For the three months ended June 30, 2022, approximately 79.36% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.85% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.79% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2021, approximately 79.01% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.33% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.65% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Voice Services¹	$3,198,323	$3,546,540
Network Access¹	2,565,682	2,964,692
Video Service¹	6,319,740	6,265,270
Data Service¹	12,333,466	11,592,229
Directory²	325,738	356,065
Other Contracted Revenue³	1,364,558	1,284,107
Other[4]	599,207	574,196

Revenue from customers	26,706,714	26,583,099

Subsidy and other revenue outside scope of ASC 606[5]	6,208,421	6,382,086

Total revenue	$32,915,135	$32,965,185

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

For the six months ended June 30, 2022, approximately 79.32% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.86% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.82% of total revenue was from other sources including CPE and equipment sales and installation.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30,
	2022	2021
Accounts receivable, net	$2,038,790	$2,442,474
Contract assets	711,156	580,955
Contract liabilities	608,626	659,429

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended June 30, 2022 and 2021 the Company recognized expenses of $72,086 and $45,729, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2022 and 2021 the Company recognized expenses of $137,731 and $83,762, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contact liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contact liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contact liabilities are included in noncurrent liabilities under other accrued liabilities. During the three months ended June 30, 2022 and 2021, the Company recognized revenues of $53,461 and $46,071, respectively, related to deferred revenues. During the six months ended June 30, 2022 and 2021, the Company recognized revenues of $235,936 and $220,313, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2022. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables includes the ROU assets and operating lease liabilities as of June 30, 2022 and December 31, 2021.

Right of Use Assets	Balance June 30, 2022	Balance December 31, 2021
Operating Lease Right-Of-Use Assets	$1,341,360	$1,154,293

Operating Lease Liabilities	Balance June 30, 2022	Balance December 31, 2021
Short-Term Operating Lease Liabilities	$281,484	$283,167
Long-Term Operating Lease Liabilities	1,103,722	905,528
Total	$1,385,206	$1,188,695

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2022
2022 (remaining)	$178,794
2023	358,117
2024	246,639
2025	130,863
2026	128,822
Thereafter	704,307
Total	1,747,542
Less Imputed interest	(362,336)
Present Value of Operating Leases	$1,385,206

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and six months ended June 30, 2022 was $92,717 and $180,006. Lease expense for the three and six months ended June 30, 2021 was $84,153 and $176,030.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2021. As of June 30, 2022, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at June 30, 2022 and December 31, 2021.

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

The components of our identified intangible assets are as follows:

		June 30, 2022		December 31, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$29,617,882	$42,878,445	$28,806,055
Regulatory Rights	15 yrs	4,000,000	3,866,631	4,000,000	3,733,299
Trade Name	3-5 yrs	310,106	242,454	310,106	211,444
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$33,726,967	$51,066,365	$32,750,798

Net Identified Intangible Assets			$17,339,398		$18,315,567

Amortization expense related to the definite-lived intangible assets was $967,169 and $1,661,885 for the six months ended June 30, 2022 and 2021. Amortization expense for the remaining six months of 2022 and the five years subsequent to 2022 is estimated to be:

● (July 1 – December 31)	$976,207
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809
● 2027	$906,667

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

On March 16, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $10.0 million to $20.0 million, (ii) the maturity date of the revolving loan was set at June 30, 2022, and (iii) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of June 30, 2022, our IRSA covered $11,527,100, with a weighted average interest rate of 5.27%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of June 30, 2022, our IRSA covered $32,308,404, with a weighted average interest rate of 3.50%.

Our remaining debt of $20.8 million ($11.3 million available under the revolving credit facilities and $9.5 million currently outstanding) remains subject to variable interest rates at an effective weighted average interest rate of 3.91%, as of June 30, 2022.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” (earnings before interest, taxes, depreciation and amortization – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio as of June 30, 2022, is 2.06.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio, equity to total assets ratio and annual maximum aggregate capital expenditures. At June 30, 2022, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On June 30, 2022, the fair value of these swaps was $1,590,396, which has been recorded net of deferred tax of $453,899, resulting in the $1,136,497 in accumulated other comprehensive income. On June 30, 2021, the fair value liability of these swaps was $1,728,727, which has been recorded net of deferred tax benefit of $493,379, resulting in the $1,235,348 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2022, we had not recorded any gains or losses on our investments.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of June 30, 2022, we have recorded a liability of $196,205 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Incentive and Retirement Plans

We have an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers. Both plans were implemented in 2006. The Plan permits the issuance of up to 200,000 shares of our Common Stock in stock awards. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each of the Company’s Executive Officers are required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of June 30, 2022, 155,399 shares remain available to be issued under the Plan.

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2022, 537,745 shares remain available to be issued under the Plan.

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

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Exercised	(1,562)	-	$21.75	12/31/2021
Balance at December 31, 2021	9,440	13,270
Forfeited	-	(2,637)
Balance at June 30, 2022	9,440	10,633

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

	Options	Closing Stock Price	Vesting Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at June 30, 2022	121,743

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

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of June 30, 2022, the Company had outstanding commitments for material of approximately $7.8 million and outstanding contract amounts of approximately $18.6 million.  On July 15, 2022, the Company secured a new credit facility from CoBank to accommodate the Company’s fiber-build plans and fund operations as described in Note 14 – “Subsequent Events”.

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

Note 13 – Broadband Grants

In January 2020, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of June 30, 2022.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. On July 7, 2022, the Company received $396,360 on these projects.

Note 14 – Subsequent Events

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million. Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note, and (iv) interest only quarterly payments for the first three years of the note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank.

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

Through the first six months of 2022, we have seen our overall revenues remain steady primarily due to Internet growth mentioned above. However, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in the first quarter of 2022 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2022, we have $11.3M on our bank revolver available for use in the event that the need arises.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●     On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million. Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank.

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

In 2022, we had originally planned to upgrade more than 8,000 locations with fiber services and faster broadband speeds, however, as of June 30, 2022 we now plan to upgrade more than 10,000 locations in 2022. As of June 30, 2022, we have upgraded 2,384 of the planned 10,000 locations with these fiber services.

●     On March 16, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $10.0 million to $20.0 million, (ii) the maturity date of the revolving loan was set at June 30, 2022, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note.

●     On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. On July 7, 2022, the Company received $396,360 for these projects.

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

●     In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of June 30, 2022.

●     Net income for the second quarter of 2022 totaled $1,700,401, which was a $742,512, or 30.39% decrease compared to the second quarter of 2021. This decrease was primarily due to decreased income taxes related to the debt forgiveness from the PPP Loan in the second quarter of 2021 described above, and a decrease in operating income, described below.

●      Consolidated revenue for the second quarter of 2022 totaled $16,440,363, which was a $46,699 or 0.28% decrease compared to the second quarter of 2021. This decrease was primarily due to decreases in voice service, network access revenues, video services, FUSF subsidies and other revenues, partially offset by increases in data revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2022.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,857 or 10.23% for the twelve months ended June 30, 2022 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three and six months ended June 30, 2022 and 2021 are included below:

Communications Segment
	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$1,447,979	$1,544,766	$(96,787)	-6.27%
Network Access	1,202,965	1,344,685	(141,720)	-10.54%
Video Service	3,178,388	3,237,723	(59,335)	-1.83%
Data Service	6,774,036	6,368,566	405,470	6.37%
A-CAM/FUSF	2,890,500	2,953,966	(63,466)	-2.15%
Other	946,495	1,037,356	(90,861)	-8.76%
Total Operating Revenues	16,440,363	16,487,062	(46,699)	-0.28%

Cost of Services, Excluding Depreciation and Amortization	7,696,826	7,308,745	388,081	5.31%
Selling, General and Administrative	2,645,472	2,554,766	90,706	3.55%
Depreciation and Amortization Expenses	3,493,070	3,124,282	368,788	11.80%
Total Operating Expenses	13,835,368	12,987,793	847,575	6.53%

Operating Income	$2,604,995	$3,499,269	$(894,274)	-25.56%

Net Income	$1,700,401	$2,442,913	$(742,512)	-30.39%

Capital Expenditures	$5,895,400	$3,826,016	$2,069,384	54.09%

Communications Segment
	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$2,916,157	$3,096,044	$(179,887)	-5.81%
Network Access	2,494,275	2,927,125	(432,850)	-14.79%
Video Service	6,319,880	6,266,600	53,280	0.85%
Data Service	13,490,888	12,636,537	854,351	6.76%
A-CAM/FUSF	5,785,087	5,922,161	(137,074)	-2.31%
Other	1,908,848	2,116,718	(207,870)	-9.82%
Total Operating Revenues	32,915,135	32,965,185	(50,050)	-0.15%

Cost of Services, Excluding Depreciation and Amortization	15,080,652	14,815,586	265,066	1.79%
Selling, General and Administrative	5,306,935	5,218,656	88,279	1.69%
Depreciation and Amortization Expenses	6,991,354	6,195,854	795,500	12.84%
Total Operating Expenses	27,378,941	26,230,096	1,148,845	4.38%

Operating Income	$5,536,194	$6,735,089	$(1,198,895)	-17.80%

Net Income	$4,102,007	$7,623,624	$(3,521,617)	-46.19%

Capital Expenditures	$10,012,147	$5,566,431	$4,445,716	79.87%

Key metrics
Access Lines	16,300	18,157	(1,857)	-10.23%
Video Customers	9,887	10,470	(583)	-5.57%
Broadband Customers	32,741	31,979	762	2.38%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,447,979, which was $96,787 or 6.27% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $2,916,157 which was $179,887 or 5.81% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These decreases were primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,202,965, which was $141,720 or 10.54% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $2,494,275, which is $432,850 or 14.79% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video Service revenue was $3,178,388, which was $59,335 or 1.83% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in video customers, partially offset by combination of rate increases introduced into several of our markets over the past few years. Video Service revenue was $6,319,880, which was $53,280 or 0.85% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to a combination of rate increases introduced into several of our markets over the past few years, partially offset by a decrease in video customers. Our video service revenues continue to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $6,774,036, which was $405,470 or 6.37% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $13,490,888, which was $854,351 or 6.76% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,890,500, which was $63,466 or 2.15% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. A-CAM/FUSF support totaled $5,785,087, which was $137,074 or 2.31% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to lower FUSF support received due to lower traffic on our network resulting from our declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $946,495, which was $90,861 or 8.76% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $1,908,848 which was $207,870 or 9.82% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These decreases were primarily due to decreases in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,696,826, which was $388,081 or 5.31% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $15,080,652, which was $265,066 or 1.79% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce. We have experienced increased inflation in our operations in the first six months of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,645,472, which was $90,706 or 3.55% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $5,306,935, which is $88,279 or 1.69% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to costs associated with our FTTP network initiative, partially offset by cost containment efforts implemented in 2022. We have experienced increased inflation in our operations in the first quarter of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization was $3,493,070, which was $368,788 or 11.80% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $6,991,354, which was $795,500 or 12.84% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced FTTP network and increases in our advanced FTTP network assets, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $2,604,995, which was $894,274 or 25.56% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Operating income was $5,536,194, which was $1,198,895 or 17.80% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These decreases were primarily due to higher cost of services and depreciation, which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $526,408, which was $1,417 or 0.27% lower in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $1,023,063, which was $70,136 or 6.42% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These decreases were primarily due to lower outstanding debt balances in connection with our term debt credit facility with CoBank, partially offset by an increase in our revolving credit agreement with CoBank.

Interest and dividend income was $59,363, which was $935 or 1.60% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $236,408, which was $76,578 or 47.91% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily due to increases in dividend income earned on our investments.

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

Other income for the six months ended June 30, 2022 and 2021, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2022 was $567,468, compared to $625,490 allocated and received in 2021. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $163,076, which was $124,181 or 319.27% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was $287,377, which was $182,434 or 173.84% higher in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $661,261, which was $25,129 or 3.95% higher in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to the State of Minnesota passing legislation making the PPP Loan forgiveness tax exempt at the state tax level, aligning it with the federal tax code as of June 30, 2021. Income tax expense was $1,595,217, which was $246,015 or 13.36% lower in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to decreased operating income in the first six months of 2022 compared to the first six months of 2021. The effective income tax rate for the six months ending June 30, 2022 and 2021 was approximately 28.00% and 19.45%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $153,369,034 as of June 30, 2022, reflecting 65.47% equity and 34.53% debt. This compares to a capital structure of $146,277,211 at December 31, 2021, reflecting 67.44% equity and 32.56% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.06 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2022 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2022 we had a working capital surplus of $10,271,009. In addition, as of June 30, 2022, we had $11.3 million available under our revolving credit facility to fund any short-term working capital needs. The working capital surplus as of June 30, 2022 was primarily the result of increased inventories to support our fiber-build initiative.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$12,586,765	$7,846,762
Investing activities	(14,654,687)	(8,099,382)
Financing activities	668,645	(3,473,446)
Change in cash	$(1,399,277)	$(3,726,066)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2022 was $12,586,765, compared to cash generated by operations of $7,846,762 in the first six months of 2021. The increase in cash from operating activities in 2022 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of June 30, 2022 was $906,872, compared to $2,306,149 as of December 31, 2021.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $14,654,687 during the first six months of 2022 compared to $8,099,382 for the first six months of 2021. Capital expenditures relating to on-going operations were $10,012,147 for the six months ended June 30, 2022, compared to $5,566,431 for the six months ended June 30, 2021. Materials and supply expenditures increased by $4,649,328 in the first six months of 2022 compared to $2,479,951 for the first six months of 2021. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting in 2022. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of this year. In addition, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2022, we had $11.3 million available under our existing credit facility to fund capital expenditures and other operating needs.

Cash Flows Used in Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 was $668,645. This included long-term debt repayments of $2,305,200, loan origination fees of $49,473, changes in our revolving credit facility of $7,631,066, the repurchase of common stock of $3,187,500 and the distribution of $1,420,248 of dividends to stockholders. Cash used in financing activities for the six months ended June 30, 2021 was $3,473,446. This included long-term debt repayments of $2,305,200, draws on our revolving credit facility of $309,660, the repurchase of common stock of $72,067 and the distribution of $1,405,839 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $10,271,009 as of June 30, 2022, with current assets of approximately $16.2 million and current liabilities of approximately $5.9 million, compared to a working capital surplus of $2,545,129 as of December 31, 2021. The ratio of current assets to current liabilities was 2.74 and 1.23 as of June 30, 2022 and December 31, 2021. The working capital surplus at June 30, 2022 was primarily the result of increased inventories to support our fiber-build initiative.

At June 30, 2022 and December 31, 2021 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2022, which totaled $711,841 for the second quarter and $708,407 for the first quarter. We declared a quarterly dividend of $0.14 per share for the second quarter of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,749 for the second quarter and $676,090 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends (a) (i) in an amount up to $2,700,000 in any year if our “Total Leverage Ratio,” that is, the ratio of our “Indebtedness” to “EBITDA” – as defined in the loan documents), is greater than 2.00 to 1.00, and (ii) in any amount if our Total Leverage Ratio is less than 2.00 to 1.00, and (b) in either case, if we are not in default or potential default under the loan agreements. Our current Total Leverage Ratio as of June 30, 2022, was 2.06.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business. The communications industry is highly competitive. We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive communications companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies and CATV companies, and, in some cases, new forms of providers who are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless services. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated Over-The-Top (OTT) services that deliver video content to TV, computers and other devices over the Internet. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

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

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the COVID-19 and its variants.  The COVID-19 pandemic has in the short-term and may in the long-term adversely impact the global economy, financial markets and supply chains. The outbreak has resulted in federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various FUSF programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support. We cannot predict future changes that may impact the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows.

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

The following table summarizes stock repurchases for the program ending December 31, 2021.

			Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Shares Purchased as Part of Publicaly Announced Plans or or Programs (1)

		Average Price Paid per Share

Period
July 1, 2019 - December 30, 2020	19,487	N/A	$3,647,263
January 1 - June 30, 2021	3,028	$23.80	$3,575,197
July 1 - December 31, 2021	4,000	$23.85	$-
Total July 1, 2019 - December 31, 2021	26,515

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit

Number           Description

3.2                   Bylaws of Nuvera Communications, Inc., as amended, May 26, 2022.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 9, 2022	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 9, 2022	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer