Form 10-Q
period 2022-09-30
Nuvera Communications, Inc.
filed 2022-11-09
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2022

or

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

The total number of shares of the registrant’s common stock outstanding as of November 9, 2022: 5,084,578.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Voice Service	$1,404,890	$1,543,749	$4,321,047	$4,639,793
Network Access	1,190,870	1,333,767	3,685,145	4,260,892
Video Service	3,126,733	3,186,355	9,446,613	9,452,955
Data Service	6,797,329	6,434,544	20,288,217	19,071,081
A-CAM/FUSF	2,952,651	2,919,496	8,737,738	8,841,657
Other Non-Regulated	1,008,654	966,694	2,917,502	3,083,412
Total Operating Revenues	16,481,127	16,384,605	49,396,262	49,349,790

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,677,595	3,338,967	10,770,036	10,091,585
Cost of Video	2,505,185	2,595,189	7,604,067	8,051,667
Cost of Data	997,843	923,944	3,098,866	2,767,166
Cost of Other Nonregulated Services	393,212	384,662	1,181,518	1,147,930
Depreciation and Amortization	3,520,963	3,174,698	10,512,317	9,370,552
Selling, General and Administrative	2,264,090	2,509,874	7,571,025	7,728,530
Total Operating Expenses	13,358,888	12,927,334	40,737,829	39,157,430

OPERATING INCOME	3,122,239	3,457,271	8,658,433	10,192,360

OTHER (EXPENSE) INCOME
Interest Expense	(1,083,162)	(522,832)	(2,106,225)	(1,616,031)
Interest/Dividend Income	24,132	22,235	260,540	182,065
Interest During Construction	106,229	21,957	199,069	42,227
Gain on PPP Loan Forgiveness	-	-	-	2,912,433
Gain on Investments	217,876	-	217,876	-
CoBank Patronage Dividends	-	-	567,468	625,490
Other Investment Income	144,140	139,833	431,517	244,776
Total Other Income (Expense)	(590,785)	(338,807)	(429,755)	2,390,960

INCOME BEFORE INCOME TAXES	2,531,454	3,118,464	8,228,678	12,583,320

INCOME TAXES	708,806	873,168	2,304,023	2,714,400

NET INCOME	$1,822,648	$2,245,296	$5,924,655	$9,868,920

NET INCOME PER SHARE
Basic	$0.36	$0.43	$1.16	$1.90
Diluted	$0.36	$0.43	$1.16	$1.89

DIVIDENDS PER SHARE	$0.1400	$0.1400	$0.4200	$0.4100

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,084,578	5,208,491	5,091,391	5,207,341
Diluted	5,115,477	5,219,374	5,112,358	5,216,453

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021

Net Income	$1,822,648	$2,245,296	$5,924,655	$9,868,920

Other Comprehensive Gain:
Unrealized Gains on Interest Rate Swaps	765,646	202,791	3,239,407	1,195,182
Income Tax Expense Related to Unrealized Gains on Interest Rate Swaps	(218,515)	(57,877)	(924,526)	(341,105)
Other Comprehensive Gain:	547,131	144,914	2,314,881	854,077

Comprehensive Income	$2,369,779	$2,390,210	$8,239,536	$10,722,997

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	September 30, 2022	December 31, 2021

CURRENT ASSETS:
Cash	$2,462,859	$2,306,149
Receivables, Net of Allowance for Doubtful Accounts of $120,000 and $80,000	3,195,400	2,426,009
Income Taxes Receivable	-	1,405,622
Materials, Supplies, and Inventories	17,663,681	5,357,380
Prepaid Expenses and Other Current Assets	2,142,376	1,886,810
Total Current Assets	25,464,316	13,381,970

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	16,851,314	18,315,567
Other Investments	10,919,774	10,417,563
Right of Use Asset	1,273,044	1,154,293
Financial Derivative Instruments	2,356,042	-
Other Assets	432,768	422,427
Total Investments and Other Assets	81,735,971	80,212,879

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	210,019,474	189,990,012
Other Property & Equipment	28,602,655	27,439,201
Video Plant	11,360,299	11,306,071
Total Property, Plant and Equipment	249,982,428	228,735,284
Less Accumulated Depreciation	156,565,487	147,585,930
Net Property, Plant & Equipment	93,416,941	81,149,354

TOTAL ASSETS	$200,617,228	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2022	December 31, 2021

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$4,511,844
Accounts Payable	3,805,448	3,244,472
Accrued Income Taxes	643,401	-
Other Accrued Taxes	186,652	260,013
Deferred Compensation	62,982	63,829
Accrued Compensation	2,070,591	2,122,436
Other Accrued Liabilities	1,818,874	634,247
Total Current Liabilities	8,587,948	10,836,841

LONG-TERM DEBT, Net of Unamortized Loan Fees	67,634,811	43,114,772

NONCURRENT LIABILITIES:
Loan Guarantees	182,942	222,464
Deferred Income Taxes	20,409,026	19,484,500
Unrecognized Tax Benefit	42,775	42,775
Other Accrued Liabilities	1,252,637	1,112,343
Financial Derivative Instruments	-	883,365
Deferred Compensation	367,297	396,548
Total Noncurrent Liabilities	22,254,677	22,141,995

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,084,578 and 5,210,053 Shares Issued and Outstanding	8,474,297	8,683,422
Accumulated Other Comprehensive Gain (Loss)	1,683,628	(631,253)
Unearned Compensation	278,324	259,620
Retained Earnings	91,703,543	90,338,806
Total Stockholders' Equity	102,139,792	98,650,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,617,228	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,924,655	$9,868,920
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,627,533	9,444,469
PPP Loan Forgiveness	-	(2,912,433)
Unrealized Gains on Investments	(217,876)	-
Undistributed Earnings of Other Equity Investments	(408,613)	(262,423)
Noncash Patronage Refund	(133,467)	(149,586)
Stock Issued in Lieu of Cash Payment	300,507	252,968
Distributions from Equity Investments	210,917	150,000
Stock-based Compensation	81,273	153,200
Changes in Assets and Liabilities:
Receivables	130,198	(86,498)
Income Taxes Receivable	1,405,622	439,401
Materials, Supplies and Inventories	13,252	(250,896)
Prepaid Expenses	(68,097)	(752,191)
Other Assets	(11,588)	(108,661)
Accounts Payable	358,289	529,947
Accrued Income Taxes	643,401	-
Other Accrued Taxes	(73,361)	(66,604)
Other Accrued Liabilities	1,154,325	(121,179)
Deferred Compensation	(30,098)	(229,872)
Net Cash Provided by Operating Activities	19,906,872	15,898,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(22,407,662)	(11,859,569)
Materials and Supplies for Construction	(12,319,553)	(2,811,799)
Other, Net	7,304	(63,000)
Net Cash Used in Investing Activities	(34,719,911)	(14,734,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(57,330,775)	(3,457,800)
Loan Proceeds	56,063,223	-
Loan Origination Fees	(1,055,773)	-
Changes in Revolving Credit Facility	22,216,303	-
Grants Received for Construction of Plant	396,360	724,465
Repurchase of Common Stock	(3,187,500)	(167,467)
Dividends Paid	(2,132,089)	(2,135,027)
Net Cash Provided by (Used in) Financing Activities	14,969,749	(5,035,829)

NET CHANGE IN CASH	156,710	(3,871,635)

CASH at Beginning of Period	2,306,149	8,617,660

CASH at End of Period	$2,462,859	$4,746,025

Supplemental cash flow information:
Cash paid for interest	$925,530	$1,715,087
Net cash paid for income taxes	$255,000	$2,275,000

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount

BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

Restricted Stock Grant				34,882		34,882
Non-Cash, Share-Based Compensation				(28,792)	61,903	33,111
Repurchase of Common Stock						-
Net Income					1,822,648	1,822,648
Dividends					(711,841)	(711,841)
Unrealized Gain on Interest Rate Swap			547,131			547,131

BALANCE on September 30, 2022	5,084,578	$8,474,297	$1,683,628	$278,324	$91,703,543	$102,139,792

	THREE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount
BALANCE on June 30, 2021	5,212,491	$8,687,486	$(1,235,348)	$225,586	$87,226,467	$94,904,191

Restricted Stock Grant				33,256		33,256
Repurchase of Common Stock	(4,000)	(6,667)			(88,733)	(95,400)
Net Income					2,245,296	2,245,296
Dividends					(729,188)	(729,188)
Unrealized Gain on Interest Rate Swap			144,914			144,914

BALANCE on September 30, 2021	5,208,491	$8,680,819	$(1,090,434)	$258,842	$88,653,842	$96,503,069

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount

BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

Directors' Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				19,371		19,371
Non-Cash, Share-Based Compensation					61,903	61,903
Exercise of RSU's	31	52		(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					5,924,655	5,924,655
Dividends					(2,132,089)	(2,132,089)
Unrealized Gain on Interest Rate Swap			2,314,881			2,314,881

BALANCE on September 30, 2022	5,084,578	$8,474,297	$1,683,628	$278,324	$91,703,543	$102,139,792

	NINE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings	Total Equity

	Shares	Amount
BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	80,748,301	$87,620,706

Directors' Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				153,200		153,200
Exercise of RSU's	1,836	3,060		(43,458)	40,398	-
Repurchase of Common Stock	(7,028)	(11,714)			(155,753)	(167,467)
Net Income					9,868,920	9,868,920
Dividends					(2,135,027)	(2,135,027)
Unrealized Gain on Interest Rate Swap			854,077			854,077

BALANCE on September 30, 2021	5,208,491	$8,680,819	$(1,090,434)	$258,842	$88,653,842	$96,503,069

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. Depreciation expense was $9,048,064 and $6,877,724 for the nine months ended September 30, 2022 and 2021. The increase in depreciation expense in 2022 was primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced fiber-to-the-premise (FTTP) network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences, however, our effective income tax rate was lower than the United States tax rate in the nine months ended September 30, 2021 due to the Small Business Administration’s (SBA) Payroll Protection Program (PPP) loan forgiveness not being taxable at the federal and state level at that time.

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

As of September 30, 2022, and December 31, 2021, we had $38,673 of unrecognized tax benefits that if recognized would not affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2017 remain open to examination by federal and state tax authorities. We are currently undergoing an income tax examination by the State of Minnesota. We do not expect the results of the examination to have a material effect on our ongoing financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2022 and December 31, 2021 we had $4,102 of accrued interest that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$1,822,648	$1,822,648	$2,245,296	$2,245,296	$5,924,655	$5,924,655	$9,868,920	$9,868,920

Weighted-average common shares outstanding	5,084,578	5,115,477	5,208,491	5,219,374	5,091,391	5,112,358	5,207,341	5,216,453

Net income per share	$0.36	$0.36	$0.43	$0.43	$1.16	$1.16	$1.90	$1.89

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,084,578	5,084,578	5,208,491	5,208,491	5,091,391	5,091,391	5,207,341	5,207,341

Unvested RSU's/Options	-	30,899	-	10,883	-	20,967	-	9,112

Weighted-average common shares outstanding	5,084,578	5,115,477	5,208,491	5,219,374	5,091,391	5,112,358	5,207,341	5,216,453

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

Effective January 1, 2022, we adopted Accounting Standards Update (ASU) No. 2021-10 “Disclosures by Business Entities about Government Assistance.” ASU 2021-10 requires disclosure by business entities of the types of government assistance received, the method of accounting for such assistance and the effects of the assistance on its financial statements. The adoption of this guidance did not have a material impact on our related disclosures.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2101-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact these updates will have on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Voice Service¹	$1,550,057	$1,733,383
Network Access¹	1,224,952	1,345,501
Video Service¹	3,126,733	3,185,970
Data Service¹	6,209,861	5,897,494
Directory²	165,094	181,626
Other Contracted Revenue³	683,973	658,867
Other[4]	317,974	263,980

Revenue from customers	13,278,644	13,266,821

Subsidy and other revenue outside scope of ASC 606[5]	3,202,483	3,117,784

Total revenue	$16,481,127	$16,384,605

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

For the three months ended September 30, 2022, approximately 78.64% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.43% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.93% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended September 30, 2021, approximately 79.36% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.03% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.61% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Voice Service¹	$4,748,380	$5,279,923
Network Access¹	3,790,634	4,310,193
Video Service¹	9,446,473	9,451,240
Data Service¹	18,543,327	17,489,723
Directory²	490,832	537,691
Other contracted revenue³	2,048,531	1,942,974
Other[4]	917,181	838,176

Revenue from customers	39,985,358	39,849,920

Subsidy and other revenue outside scope of ASC 606[5]	9,410,904	9,499,870

Total revenue	$49,396,262	$49,349,790

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

For the nine months ended September 30, 2022, approximately 79.09% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.05% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.86% of total revenue was from other sources including CPE and equipment sales and installation.

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

The National Exchange Carriers Association (NECA) pools and redistributes the SLCs to various communication providers through the Connect America Fund (CAF). These revenues are earned and recognized into revenue on a monthly basis. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local cable TV (CATV), satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Per the FCC Public Notice DA 19-115, the Company receives A-CAM support and has corresponding service deployment obligations under that program. The Company annually receives (i) $596,084 for its Iowa operations and (ii) $8,354,481 for its Minnesota operations. The Company will receive the A-CAM support for a period of 10 years, which started in 2019. The Company uses the funding that it receives through the A-CAM program to meet its defined broadband build-out obligations, which the Company is currently completing.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30,
	2022	2021
Accounts receivable, net	$2,449,882	$1,228,974
Contract assets	735,482	618,435
Contract liabilities	831,479	815,656

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended September 30, 2022 and 2021 the Company recognized expenses of $77,215 and $51,920, respectively, related to deferred contact acquisition costs. During the nine months ended September 30, 2022 and 2021 the Company recognized expenses of $214,946 and $135,683, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the three months ended September 30, 2022 and 2021, the Company recognized revenues of $48,323 and $60,394, respectively, related to deferred revenues. During the nine months ended September 30, 2022 and 2021, the Company recognized revenues of $284,259 and $280,707, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2022. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables includes the ROU assets and operating lease liabilities as of September 30, 2022 and December 31, 2021.

Right of Use Asset	Balance September 30, 2022	Balance December 31, 2021
Operating Lease Right-of-Use Assets	$1,273,044	$1,154,293

Operating Lease Liability	Balance September 30, 2022	Balance December 31, 2021
Short-Term Operating Lease Liabilities	$286,114	$283,167
Long-Term Operating Lease Liabilities	1,030,418	905,528
Total	$1,316,532	$1,188,695

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance September 30, 2022
2022 (remaining)	$89,397
2023	358,117
2024	246,639
2025	130,863
2026	128,822
Thereafter	704,307
Total	1,658,145
Less Imputed interest	(341,613)
Present Value of Operating Leases	$1,316,532

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three and nine months ended September 30, 2022 was $89,040 and $269,046. Lease expense for the three and nine months ended September 30, 2021 was $90,370 and $268,400.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2021. As of September 30, 2022, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow (DCF) approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at September 30, 2022 and December 31, 2021.

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

The components of our identified intangible assets are as follows:

		September 30, 2022		December 31, 2021
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$30,023,794	$42,878,445	$28,806,055
Regulatory Rights	15 yrs	4,000,000	3,933,297	4,000,000	3,733,299
Trade Name	3-5 yrs	310,106	257,960	310,106	211,444
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$34,215,051	$51,066,365	$32,750,798

Net Identified Intangible Assets			$16,851,314		$18,315,567

Amortization expense related to the definite-lived intangible assets was $1,464,253 and $2,492,828 for the nine months ended September 30, 2022 and 2021. Amortization expense for the remaining three months of 2022 and the five years subsequent to 2022 is estimated to be:

● (October 1 – December 31)	$488,123
● 2023	$1,660,295
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809
● 2027	$906,667

Note 6 – Secured Credit Facility

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million.

Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (v) the Company’s operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank.

Under the new credit agreement, the Company and its respective subsidiaries have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. The credit agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a change in control (as defined in the credit agreement).

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

Under the new credit facility, Nuvera has the ability to enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of September 30, 2022, our IRSA covered $11,238,950, with a weighted average interest rate of 3.86%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of September 30, 2022, our IRSA covered $31,500,771, with a weighted average interest rate of 2.19%.

Our remaining outstanding debt of $26.2 million remains subject to variable interest rates at an effective weighted average interest rate of 7.34%, as of September 30, 2022.

As of September 30, 2022 our additional delayed draw term loan of $50.0 million and unused revolving credit facility of $11.1 million are subject to an unused commitment fee of 0.25% until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default have occurred.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. At September 30, 2022, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Under the new credit facility, Nuvera has the ability to enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the Secured Overnight Financing Rate (SOFR) variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

On August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

Each month, we make interest payments to CoBank under its loan agreements based on the current applicable SOFR plus the contractual SOFR margin then in effect with respect to the loan, without reflecting our IRSAs. At the end of each calendar month, CoBank adjusts our aggregate interest payments based on the difference, if any, between the amounts paid by us during the month and the current effective interest rate. Net interest payments are reported in our consolidated income statement as interest expense.

Our IRSAs under our credit facilities both qualify as cash flow hedges for accounting purposes under GAAP. We reflect the effect of these hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On September 30, 2022, the fair value asset of these swaps was $2,356,042, which has been recorded net of deferred tax expense of $672,414, resulting in the $1,683,628 in accumulated other comprehensive gain. On September 30, 2021, the fair value liability of these swaps was $1,525,936, which has been recorded net of deferred tax benefit of $435,502, resulting in the $1,090,434 in accumulated other comprehensive loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company recognized a $217,876 unrealized gain on one of its investments for the quarter ended September 30, 2022.

Note 9 – Guarantees

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm, LC, set to mature on April 30, 2026. As of September 30, 2022, we have recorded a liability of $182,942 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm, LC does not make its required payments on this note.

Note 10 – Restricted Stock Units (RSU)

We have an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers. Both plans were implemented in 2006. The Plan permits the issuance of up to 200,000 shares of our Common Stock in stock awards. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each of the Company’s Executive Officers are required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of September 30, 2022, 155,399 shares remain available to be issued under the Plan.

Our BOD adopted the 2017 Omnibus Stock Plan effective May 25, 2017. The shareholders of the Company approved the Plan at the May 25, 2017 Annual Meeting of Shareholders. The Plan enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The Plan permits stock incentive awards in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The Plan permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2022, 416,002 shares remain available to be granted under the Plan.

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

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Exercised	(1,562)	-	$21.75	12/31/2021
Balance at December 31, 2021	9,440	13,270
Forfeited	-	(2,637)
Balance at September 30, 2022	9,440	10,633

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

	Options	Closing Stock Price	Vesting Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at September 30, 2022	121,743

Option Awards

The grant date fair value of employee stock option awards is determined using the Black Scholes option-pricing model. The following assumptions were used during the following periods:

September 30, 2022¹
Exercise Price	$21.20
Risk-Free Rate of Interest	1.515%
Expected Term (Years)	10
Expected Stock Price Volatility	18.1%
Dividend Yield	2.44%

The following table summarizes the Company’s employee stock option activity under the Plan for the following periods:

			Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)
		Weighted Average Exercise Price
	Number of Shares

Outstanding as of December 31, 2021	-	$-	-		$-
Granted	121,743	21.20	10		-
Outstanding as of June 30, 2022	121,743	$21.20	9.8		$-
Granted	-	-	-		-
Forfeited²	-	-	-		-
Outstanding as of September 30, 2022	121,743	$21.20	9.5		$-

Options Vested and Exercisable as of September 30, 2022	-	$-	-	$	³

The weighted average grant date fair value per share for employee stock and non-employee option grants during the three, six, and nine months ended September 30, 2022, was $21.204. The weighted average grant date fair value per share for employee stock and non-employee option grants during the three months ended, six months ended, and nine months ended September 30, 2022, was $3.24. At September 30, 2022, the total unrecognized compensation related to unvested employee and non-employee stock option awards granted, of which the Company expects to recognize $0.3 million5 over a weighted-average period of approximately 2.56 years.

_____________________

1 Populated pursuant to management’s 2022 Nuvera Options Black-Scholes calculations.

2 No new options have been granted or forfeited during the period.

3 No intrinsic value as options are underwater as of June 30th and September 30th.

4 Pursuant to management’s 2022 Nuvera Options Black-Scholes calculations.

5 Calculated as $394,447 aggregate grant date fair value, less $61,903 expense recognized in April through September 2022.

6 Remaining time calculated as time period between grant date of 4/11/2022 and last vesting date of 4/11/2025.

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company;
	•	Hutchinson Telephone Company (HTC), a wholly owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	•	FiberComm, LC – 20.00% subsidiary equity ownership interest. FiberComm, LC is located in Sioux City, Iowa;
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
•

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides network connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of September 30, 2022, the Company had outstanding commitments for material of approximately $5.4 million and outstanding contract amounts of approximately $20.5 million.

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

Note 13 – Broadband Grants

In January 2020, the Company was awarded a broadband grant from the Minnesota Department of Employment and Economic Development (DEED). The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of September 30, 2022.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of September 30, 2022.

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

COVID-19

We continue to closely monitor the impact on our business of the outbreak of the COVID-19 pandemic. We have and are continuing to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. Health and safety measures implemented include transitioning to remote work-from-home policies, proof of COVID-19 vaccination, redesigning and investing in our office spaces to accommodate a more healthy air quality environment, providing our field technicians and customer-facing personnel with personal protective equipment and additional safety training, practicing social distancing and adding calling in advance for work that must be performed inside customer premises. We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades have increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in Internet traffic during this time.

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

Through the first nine months of 2022, we have seen our overall revenues remain steady primarily due to Internet growth mentioned above. However, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in the first three quarters of 2022 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of September 30, 2022, we have $11.1M on our bank revolver available for use in the event that the need arises. In addition, we have a $50.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders

Executive Summary

Highlights:

●        On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million. Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank.

●      On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides now and for years to come.” said, State Sen. Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Mbps to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

o   New Ulm

o   Hutchinson

o   Glencoe

o   Goodhue

o   Litchfield

o   Redwood Falls

o   Prior Lake

o   Elko New Market

o   Savage

o   Sleepy Eye

o   Springfield

o   Aurelia, IA

Nuvera’s fiber Internet prices range from $50 per month to $100 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

In 2022, we had originally planned to upgrade more than 8,000 locations with fiber services and the availability for faster broadband speeds, however, as of September 30, 2022 we now plan to upgrade more than 10,000 locations in 2022. As of September 30, 2022, we have upgraded 3,762 of the planned 10,000 locations with these fiber services. The bulk of the planned 10,000 upgrades per the Company’ fiber build plan will occur in the fourth quarter of 2022.

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of September 30, 2022.

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

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of September 30, 2022.

●      Net income for the third quarter of 2022 totaled $1,822,648, which was a $422,648, or 18.82% decrease compared to the third quarter of 2021. This decrease was primarily due to a decrease in operating income and increased interest expense, all of which are described below.

●      Consolidated revenue for the third quarter of 2022 totaled $16,481,127, which was a $96,522 or 0.59% increase compared to the third quarter of 2021. This increase was primarily due to increases in data revenues, FUSF subsidies and other revenues, partially offset by decreases in voice service, network access revenues and video services.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2022.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the ongoing effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,756 or 9.95% for the twelve months ended September 30, 2022 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three and nine months ended September 30, 2022 and 2021 are included below:

Communications Segment
	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$1,404,890	$1,543,749	$(138,859)	-8.99%
Network Access	1,190,870	1,333,767	(142,897)	-10.71%
Video Service	3,126,733	3,186,355	(59,622)	-1.87%
Data Service	6,797,329	6,434,544	362,785	5.64%
A-CAM/FUSF	2,952,651	2,919,496	33,155	1.14%
Other	1,008,654	966,694	41,960	4.34%
Total Operating Revenues	16,481,127	16,384,605	96,522	0.59%

Cost of Services, Excluding Depreciation and Amortization	7,573,835	7,242,762	331,073	4.57%
Selling, General and Administrative	2,264,090	2,509,874	(245,784)	-9.79%
Depreciation and Amortization Expenses	3,520,963	3,174,698	346,265	10.91%
Total Operating Expenses	13,358,888	12,927,334	431,554	3.34%

Operating Income	$3,122,239	$3,457,271	$(335,032)	-9.69%

Net Income	$1,822,648	$2,245,296	$(422,648)	-18.82%

Capital Expenditures	$12,395,515	$6,293,138	$6,102,377	96.97%

Communications Segment
	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$4,321,047	$4,639,793	$(318,746)	-6.87%
Network Access	3,685,145	4,260,892	(575,747)	-13.51%
Video Service	9,446,613	9,452,955	(6,342)	-0.07%
Data Service	20,288,217	19,071,081	1,217,136	6.38%
A-CAM/FUSF	8,737,738	8,841,657	(103,919)	-1.18%
Other	2,917,502	3,083,412	(165,910)	-5.38%
Total Operating Revenues	49,396,262	49,349,790	46,472	0.09%

Cost of Services, Excluding Depreciation and Amortization	22,654,487	22,058,348	596,139	2.70%
Selling, General and Administrative	7,571,025	7,728,530	(157,505)	-2.04%
Depreciation and Amortization Expenses	10,512,317	9,370,552	1,141,765	12.18%
Total Operating Expenses	40,737,829	39,157,430	1,580,399	4.04%

Operating Income	$8,658,433	$10,192,360	$(1,533,927)	-15.05%

Net Income	$5,924,655	$9,868,920	$(3,944,265)	-39.97%

Capital Expenditures	$22,407,662	$11,859,569	$10,548,093	88.94%

Key metrics
Access Lines	15,888	17,644	(1,756)	-9.95%
Video Customers	9,336	10,282	(946)	-9.20%
Broadband Customers	32,606	32,289	317	0.98%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,404,890, which was $138,859 or 8.99% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $4,321,047 which was $318,746 or 6.87% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases were primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,190,870, which was $142,897 or 10.71% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $3,685,145 which was $575,747 or 13.51% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video Service revenue was $3,126,733, which was $59,622 or 1.87% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $9,446,613, which was $6,342 or 0.07% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past years. Our video service revenues continue to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $6,767,329, which was $362,785 or 5.64% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $20,288,217, which was $1,217,136 or 6.38% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,952,651, which was $33,155 or 1.14% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due to higher FUSF for broadband loop support received in the third quarter of 2022. A-CAM/FUSF support totaled $8,737,738, which was $103,919 or 1.18% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to lower FUSF support received due to lower traffic on our network resulting from our declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,008,654, which was $41,960 or 4.34% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due to increased sales and installation of CPE in the three month period ended September 30, 2022. Other revenue was $2,917,502, which was $165,910 or 5.38% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to decreases in the sales and installation of CPE, and lower long-distance revenues in the nine months ended September 30, 2022.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,573,835, which was $331,073 or 4.57% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $22,654,487, which was $596,139 or 2.70% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce. We have experienced increased inflation in our operations in the first nine months of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,264,090, which was $245,784 or 9.79% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $7,571,025, which was $157,505 or 2.04% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases reflect cost containment efforts implemented in 2022, partially offset by increased costs associated with our FTTP network initiative. We have experienced increased inflation in our operations in the first nine months of 2022 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization was $3,520,963, which was $346,265 or 10.91% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $10,512,317, which was $1,141,765 or 12.18% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to accelerated depreciation on our old copper cable networks as we transition to a new advanced FTTP network and increases in our advanced FTTP network assets, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $3,122,239, which was $335,032 or 9.69% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Operating income was $8,658,433, which was $1,533,927 or 15.05% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases were primarily due to higher cost of services and depreciation, which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $1,083,162, which was $560,330 or 107.17% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $2,106,225, which was $490,194 or 30.33% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to higher outstanding debt balances in connection with our increased term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $24,132, which was $1,897 or 8.53% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $260,540, which was $78,475 or 43.10% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily due to increases in dividend income earned on our investments.

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

The Company recognized a $217,876 unrealized gain on one of its investments for the quarter ended September 30, 2022.

Other income for the nine months ended September 30, 2022 and 2021, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2022 was $567,468, compared to $625,490 allocated and received in 2021. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Other investment income was $144,140, which was $4,307 or 3.08% higher in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $431,517, which was $186,741 or 76.29% higher in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $708,806, which was $164,362 or 18.82% lower in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and was $2,304,023, which was $410,377 or 15.12% lower in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These decreases were primarily due to decreased operating income in the first nine months of 2022 compared to the first nine months of 2021. The effective income tax rate for the nine months ending September 30, 2022 and 2021 was approximately 28.00% and 21.57%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $169,774,603 as of September 30, 2022, reflecting 60.16% equity and 39.84% debt. This compares to a capital structure of $146,277,211 at December 31, 2021, reflecting 67.44% equity and 32.56% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 2.66 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2022 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of September 30, 2022 we had a working capital surplus of $16,876,368. In addition, as of September 30, 2022, we had $11.1 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $50.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of September 30, 2022 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our new debt facility with them.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$19,906,872	$15,898,562
Investing activities	(34,719,911)	(14,734,368)
Financing activities	14,969,749	(5,035,829)
Change in cash	$156,710	$(3,871,635)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2022 was $19,906,872, compared to cash generated by operations of $15,898,562 in the first nine months of 2021. The increase in cash from operating activities in 2022 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of September 30, 2022 was $2,462,859, compared to $2,306,149 as of December 31, 2021.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $34,719,911 during the first nine months of 2022 compared to $14,734,368 for the first nine months of 2021. Capital expenditures relating to on-going operations were $22,407,662 for the nine months ended September 30, 2022, compared to $11,859,569 for the nine months ended September 30, 2021. Materials and supply expenditures increased by $12,319,553 in the first nine months of 2022 compared to $2,811,799 for the first nine months of 2021. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting in future periods. Our investing expenditures are financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of this year. In addition, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2022, we had $11.1 million available under our existing revolving credit facility and $50.0 million available on our delayed draw term debt to fund capital expenditures and other operating needs.

Cash Flows Provided By/(Used In) Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $14,969,749. This included long-term debt repayments of $57,330,775, loan origination fees of $1,055,773, changes in our revolving credit facility of $22,216,303, grants received for construction of plant of $396,360, the repurchase of common stock of $3,187,500 and the distribution of $2,132,089 of dividends to stockholders. Cash used in financing activities for the nine months ended September 30, 2021 was $5,035,829. This included long-term debt repayments of $3,457,800, grants received for construction of plant of $724,465, the repurchase of common stock of $167,467 and the distribution of $2,135,027 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $16,876,368 as of September 30, 2022, with current assets of approximately $25.5 million and current liabilities of approximately $8.6 million, compared to a working capital surplus of $2,545,129 as of December 31, 2021. The ratio of current assets to current liabilities was 2.97 and 1.23 as of September 30, 2022 and December 31, 2021. The working capital surplus at September 30, 2022 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our new debt facility with them.

At September 30, 2022 and December 31, 2021 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first, second and third quarters of 2022, which totaled $711,841 for the second and third quarters, and $708,407 for the first quarter. We declared a quarterly dividend of $0.14 per share for the second and third quarters of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,188 for the third quarter, $729,749 for the second quarter and $676,090 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default have occurred.

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

NUVERA COMMUNICATIONS, INC.

Dated: November 9, 2022	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 9, 2022	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer