Form 10-K
period 2022-12-31
Nuvera Communications, Inc.
filed 2023-03-16
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $76,536,362. This calculation is based upon the closing price of $18.63 of the stock on June 30, 2022, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2023, the registrant had 5,093,213 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 25, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

NOTE ABOUT FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the fiber communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause the actual results of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should” “may,” “will,” “would,” “will be,” “will continue,” or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, these statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors (BOD) has adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer (CEO), chief financial officer (CFO) and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the definitive proxy statement (2023 Proxy Statement) and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 117 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

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

We are closely monitoring the impact on our business of the coronavirus (COVID-19) pandemic. For a discussion of the risks related to COVID-19, refer to Part I – Item 1A – “Risk Factors” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Recent Business Development

On December 15, 2021, the Company announced plans to build and deploy gigabit-speed (Gig or Gbps) fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable fiber-to-the-premise (FTTP) access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides now and for years to come,” said State Senator Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Megabits per second (Mbps) to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.”

While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

●         New Ulm

●         Hutchinson

●         Glencoe

●         Goodhue

●         Litchfield

●         Redwood Falls

●         Prior Lake

●         Elko New Market

●         Savage

●         Sleepy Eye

●         Springfield

●         Aurelia, IA

Nuvera’s fiber Internet prices range from $50 per month to $125 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company;
	•	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly-owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota

●	Our investments and interests in several of the following entities include some management responsibilities:
	•	FiberComm, LC (FiberComm) – 20.00% subsidiary equity ownership interest. FiberComm is located in Sioux City, Iowa;
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
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

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC and Litchfield, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC and Litchfield are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications companies located in Redwood Falls and Litchfield are currently not under the same level of regulatory oversight as our other communications companies. As of December 31, 2022 we served 32,675 broadband connections and 15,426 access lines in the Minnesota communities of Bellechester, Courtland, Evan, Goodhue, Hanska, Hutchinson, Klossner, Litchfield, Mazeppa, Elko New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, Elko New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 9,099 customers.

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

We provide a variety of business communication services to small, medium and large business customers, including many services over our advanced fiber-optic (fiber) network. The services we offer include scalable high speed broadband Internet access and voice over Internet protocol (VoIP) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. This package includes voice service, calling features, IP business telephones and unified messaging, which integrates multiple technologies into a single system and allows the customer to receive and listen to voice messages through e-mail.

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

Sales and Marketing

The key components of our overall marketing strategy include:

●      Positioning ourselves as a single point of contact for our customers’ communications needs;

●      Providing customers with a broad array of data, voice and communications solutions;

●      Identifying and broadening commercial customer needs by developing solutions and providing integrated service offerings;

●      Offering digital self-service tools and apps including an enhanced website, automated consumer online orders, appointment reminders, robust wireless home networking (Wi-Fi) apps, user guides and troubleshooting tools and videos;

●      Providing excellent customer service, including centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

●      Developing and delivering new services to meet evolving customer needs and market demands; and

●      Leveraging our local presence and strong reputation across our market areas.

We currently offer our services through customer service call centers, our website and commissioned sales representatives.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by digital media, direct mail, bill inserts, radio, TV and Internet advertising, public relations activities, community events and customer promotions. We sell our Gig consumer fiber broadband service through our fiber network, which we launched in late 2021 in select markets.

In addition to our customer service call centers, customers can contact us through our website, online chat and social media channels. Our online customer portal enables customers to pay their bills, manage their accounts, order new services and utilize self-service help and support. Our priority is to continue enhancing our comprehensive customer care system in order to produce a high level of customer satisfaction and loyalty, which is important to our ability to reduce churn and generate recurring revenues.

Business Strategies

Transform our Company into a dominant fiber; gig broadband provider

On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. The five-year build plan, which began in late 2021, will when complete, include approximately 60,000 location passings to fiber enabling Gig-capable services by 2025. In 2022, we upgraded 11,133 locations with fiber services and faster broadband speeds and plan to upgrade more than 17,000 locations in 2023. This marks the biggest fiber deployment project in our Company’s history. In addition, to best-in-class upload and download speeds, we believe the resulting fiber network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements to our operating results, broadband subscriber penetration and customer retention.

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

●      As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing broadband speeds. We began an extensive FTTP overbuild in portions of New Ulm in 2021 and all of our service territories in 2022. We currently offer speeds of up to 1 Gbps in select areas where fiber is available, and up to 100 Mbps and 60 Mbps in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the fiber network provides.

●      We market services to our residential and business customers. Data connections continue to increase as a result of consumer trends towards increased Internet usage and our enhanced product and service offerings.

●      Our consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (OTT) content viewing. The availability of faster speeds also complements our Wi-Fi and supports our TV everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone or tablet.

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

In order to meet competition present in our industry, we are deploying the latest FTTH technology to deliver our data, video and voice services at a higher bandwidth, enabling us to provide our services at much higher speeds.

We compete in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota. These communications companies are currently not under the same level of regulatory oversight as our communications companies. Lumen Technologies is the existing communications company in these markets. Competition also exists in the other communities and areas served by us for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. We experience competition in the Minnesota communities of Glencoe, Hutchinson, Litchfield, Elko New Market, New Ulm, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield in the provisioning of video services. Comcast is the existing incumbent provider of video services in the New Ulm market. Mediacom is the existing incumbent provider of video services in the Hutchinson, Litchfield, Elko New Market, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. We have responded to these competitive pressures by creating active programs to market our products and enhance our infrastructure to create higher customer value.

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

We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase in the future. See Part I – Item 1A – “Risk Factors – Risks Relating to Our Business”.

Human Capital Resources

As of December 31, 2022, we employed approximately 213 employees, including part-time employees. We also use temporary employees in the normal course of our business. Our employees are the cornerstone of our success. We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible employees, we provide long-term incentive compensation, in the form of non-qualified stock options (Options). In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

We embrace diversity and inclusion and seek to hire and retain high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity as qualities that enhance our efforts as a team and believe embracing diversity and a culture of inclusion makes our company a better place to work. We believe in and support the principles incorporated in all anti-discrimination and equal employment laws.

We also strive to create and provide a safe, healthful and secure workplace that is free from discrimination or harassment. Our workplace policies and procedures protect against behavior that creates an offensive, hostile, or intimidating work environment. Safety is a top priority and we have a strong, ongoing commitment to ensure employees are properly trained and have appropriate safety and emergency equipment. In 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers and business partners. These procedures included transitioning as many employees as possible to remote work-from-home arrangements, providing additional safety training and personal protective equipment for customer and business-facing employees, and complying with social distancing and other health and safety measures as required by federal, state and local governmental agencies.

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

Intercarrier Compensation (ICC) and FUSF Reform

The FCC released the National Broadband Plan in April 2010 recommending significant changes to the access charge policy and processes. This was followed on November 18, 2011, by FCC Order 11-161 (the Transformation Order), with comprehensive rules reforming all forms of ICC and implementing a new support mechanism for the deployment of broadband. Generally, the ICC reform sets forth a path towards a “bill & keep” regime which eliminates compensation for termination of traffic received from another carrier. The timeline for this transition had numerous steps depending on the type of traffic exchanged and the regulated status of the affected LEC.

These rules have been clarified in several orders on Reconsideration and have had an impact on our companies by reducing our terminating ICC, including intrastate and interstate access charges.

The FCC Transformation Order also confirmed the applicability of access charges on VoIP traffic and eliminated reciprocal compensation charges for termination of local wireless traffic. Despite these changes IXCs and others are still quite aggressive in disputing carrier access charges and/or the applicability of access charges to their traffic.

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our company, has decreased and we project that this decline will continue. For the year ended December 31, 2022, communications network access revenue represented 7.2% of our operating revenue, down from 8.6% for the year ended December 31, 2021. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

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

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and ICC regime. These rules eliminated the legacy Local Switching support, but also provide for a new Connect America Fund (CAF) support for rate of return carriers to make up some of their access revenue reductions and provide direct support to PriceCap carriers (i.e. the larger, national LECs such as Verizon and AT&T) for broadband build outs. The new rules have caused rates for end users to increase as ICC is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

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

For the year ended December 31, 2022, we received an aggregate of $2,770,698 from FUSF, consisting of $1,467,845 of CAF support and $1,302,853 of Broadband Loop Support. Our net FUSF in 2022 comprised 4.2% of our total revenue for the year. For the year ended December 31, 2021, we received an aggregate of $2,793,354 from FUSF, consisting of $1,559,009 of CAF support and $1,234,345 of Broadband Loop Support.  Our net FUSF in 2021 comprised 4.2% of our total revenue for the year. We receive no State universal service funding as the states in which we operate have not established state universal service funding mechanisms.

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

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026. A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2022, Nuvera has completed the deployment of 10/1 service to 94.6% of its funded locations and 25/3 service to 57.3% of its funded locations in Minnesota, and has completed deployment of 10/1 service to 100% of its funded locations and 25/3 service to 78.2% of its funded locations in Iowa.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (Infrastructure Act) passed on March 31, 2021 and included $65.0 billion toward broadband. The broadband Internet portion of the Infrastructure Act is aimed at increasing Internet coverage for more universal access, including for rural, low-income, and tribal communities. 65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make Internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants. The National Telecommunications and Information Administration administers the grant program and is in the process of soliciting comments before issuing final rules.

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

Network Architecture and Technology

We have and plan to continue to make significant investments in our technologically advanced fiber communications networks and continue to enhance and expand our fiber network by deploying technologies to provide additional capacity to our customers. As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve. Our wide-ranging fiber network provides an easy reach into existing and new areas. By bringing the fiber network into the customer premises, we can increase our service offerings, quality and bandwidth services. Our existing fiber network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of data devices in our customer’s homes and businesses.

Our fiber networks are supported by advanced 100% digital switches, with a core fiber network connecting all of our remote exchanges. We continue to replace our copper cable network to increase bandwidth in order to provide additional products and services to our marketable homes. We are replacing our existing copper cable with fiber cable throughout our network and to all customer premises that take our services, resulting in a 100% fiber network that supports all of the inter-office and host-remote links, as well as all business parks within our service areas that take our service. In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers. Our fiber network utilizes FTTP and fiber-to-the-node networks to offer residential and commercial services.

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access. At December 31, 2022, our fiber networks consisted of approximately 2,987 route miles.

At December 31, 2022, we passed 11,133 locations with FTTP. We intend to continue to make strategic enhancements to our fiber network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps and 60 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.

We also provide fixed wireless broadband service to homes and small businesses from 30 towers, six of which we own, with the remaining towers being leased. Thirteen of these towers utilize Citizens Broadband Radio Service (CBRS) spectrum. Having secured 21 licenses in twelve CBRS spectrum counties in Minnesota and Iowa. This allows us to offer high-speed Internet to unserved, under-served and hard to serve rural areas.

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

Employees

As of March 1, 2023 we had 202 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2023 we had an additional 9 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2023, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and CEO	57

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer (COO) and Corporate Secretary	66

Curtis O. Kawlewski	CFO and Treasurer	56

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, COO and Corporate Secretary; and Mr. Kawlewski, CFO and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Zerbe has been President and CEO since September of 2019. Prior to that time, he served as Vice President of Sales for Frontier Communications Corporation until March 2019, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe serves as Chairman of the Board for IES and BBV, both equity subsidiaries of ours. In addition, Mr. Zerbe serves on the Board of Governors of FM and FiberComm, also equity subsidiaries of ours.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels. The communications industry is highly competitive. We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive communications companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies and CATV companies, and, in some cases, new forms of providers who are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated OTT services that deliver video content to TV, computers and other devices over the Internet. OTT services can include episodes of highly-rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content similar to those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

Competitors in the markets we serve may enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business. We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers. If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass communications companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services. Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks. Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint. As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber-optics in parts of our networks and are building a new FTTP network, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third-parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

Public health threats, such as the outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the COVID-19 and its variants.  The COVID-19 pandemic had in the short-term and may in the long-term adversely impact the global economy, financial markets and supply chains. The outbreak had resulted in federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments had enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured. A significant portion of our revenues come from network access and subsidies. An order adopted by the FCC in 2011 (2011 Order) significantly impacted the amount of support revenue we receive from the Universal Service Fund (USF), CAF and ICC. The 2011 Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.

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

A disruption in our networks and infrastructure could cause service delays or interruptions, which could cause us to lose customers and incur additional expenses. Our customers depend on reliable service over our fiber network. The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as physical damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. Disruptions may cause service interruptions or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

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

Video content costs are substantial and continue to increase. We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes network programming designed to be shown in linear channels, as well as the programming of local over-the-air TV stations that we retransmit. The cable industry has experienced continued increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content. Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided. Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs. Larger providers can often qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements can result in cost increases that exceed general inflation. While we expect video content costs to continue to increase, we may not be able to pass such cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors or their affiliates own programming in their own right and we may not be able to secure license rights to that programming. As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

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

Risks Relating to Our Common Stock

The price of our common stock may be volatile and may fluctuate substantially, which could negatively affect holders of our common stock. The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of the sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, competitive factors, regulatory developments, labor disruptions, general market conditions and market conditions affecting the stock of communications companies. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.

Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of a possible takeover premium for their shares. A number of provisions in our Articles of Incorporation could make it difficult for another company to acquire us. Among other things, these provisions:

●      Restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation.

We also are subject to laws that may have a similar effect. For example, federal and certain state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over a business without prior regulatory approval. These laws and regulations make it difficult for another company to acquire us, and therefore, could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of December 31, 2022, we had $79.9 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

Our variable-rate debt subjects us to interest rate risk, which could impact our cost of borrowing and operating results. Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could negatively impact our results of operations and operating cash flows. We utilize Interest Rate Swap Agreements (IRSAs) to convert a portion of our variable-rate debt to a fixed-rate basis. However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Changes in fair value of cash flow hedges that have been de-designated or determined to be ineffective are recognized in earnings. Significant increases or decreases in the fair value of these cash flow hedges could cause favorable or adverse fluctuations in our results of operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the FCC and other federal, state and local entities. Rapid changes in technology and market conditions have resulted in changes in how the government addresses communications, video programming and Internet services. Many businesses that compete with our communications companies are comparatively less regulated. Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations. In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and digital video disc firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans. New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future. Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business. Current laws and regulations governing access to, or commerce on, the Internet are limited. As the significance of the Internet continues to expand, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the TA96. This effectively limits the FCC’s authority over Internet Service Providers. The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

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

Item 2.   Properties

We are primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2022, our gross property, plant and equipment totaled $265,823,857 (net balance of $106,191,564).

We own our corporate headquarters, which are currently located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services, including central office equipment, CPE and connections, pole lines, towers, remote terminals, aerial and underground cable and wire facilities and associated outside plant for use in providing our services, telephone switches, fiber networks and fiber communications network equipment, vehicles, furniture and fixtures, computers and other equipment.

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

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2023 there were 1,240 registered stockholders and approximately 905 beneficial owners of Nuvera stock.

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

In two transactions that closed on February 25, 2022 and February 28, 2022, Nuvera purchased 75,000 shares each from two shareholders, for a total of 150,000 shares at a price of $21.25 per share for a total purchase price of $3,187,500. The shares were purchased pursuant to a privately negotiated purchase agreement between Nuvera and the shareholders. The stock purchase was authorized by the Nuvera BOD and a waiver was obtained from CoBank, ACB (CoBank) to facilitate the sale. See Nuvera’s Form 8-K filed with the SEC on March 2, 2022 for more information regarding this stock purchase.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the fourth, third, second and first quarters of 2022, which totaled $711,841 for the fourth, third, and second quarters and $708,407 for the first quarter. We declared a quarterly dividend of $0.14 per share for the fourth, third and second quarters of 2021 and $0.13 per share for the first quarter of 2021, which totaled $729,407 for the fourth quarter, $729,188 for the third quarter, $729,749 for the second quarter and $676,090 for the first quarter.

A quarterly cash dividend of $0.14 per share will be paid on March 15, 2023 to stockholders of record at the close of business on March 6, 2023. We expect to continue to pay quarterly dividends during 2023, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

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

Overview

Nuvera has an advanced fiber communications network and offers a diverse array of communications products and services. We provide broadband Internet access, video services and managed and hosted solutions services. In addition we provide local voice service and network access to other communications carriers for connections to our fiber networks as well as long distance service.

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

In 2022, we have seen our overall revenues remain steady primarily due to Internet growth mentioned above. However, we continue to see an accelerated loss in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances in light of the COVID-19 pandemic. We have also experienced increased costs in 2022 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2022, we have $10.1M on our bank revolver available for use in the event that the need arises. In addition, we have a $40.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●        On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of December 31, 2022.

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

●      On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in FTTH network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides now and for years to come,” said State Senator Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Mbps to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

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

●      On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of December 31, 2022.

●      On April 16, 2020, Nuvera received a $2,889,000 loan under the Small Business Administration (SBA’s) Paycheck Protection Plan (PPP). The PPP was designed to provide a direct incentive for small businesses to keep their workers employed during the COVID-19 crisis. The SBA forgave loans if all employees were kept on the payroll for a required period of time under the program starting April 16, 2020, and the loan funds were used for payroll, rent and utilities. Nuvera retained employment of all employees through this period and followed all the SBA rules regarding this loan. The Company applied for debt forgiveness in August 2020. On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens has received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven.

●      In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of the approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of December 31, 2022.

●      Net income in 2022 totaled $7,196,702, which was a $5,055,219, or 41.3% decrease compared to 2021. This decrease was primarily due to a decrease in operating income, increased interest expense and the PPP loan forgiveness that occurred in 2021, all of which are described below.

●      Consolidated revenue for 2022 totaled $65,714,469, which was a $123,052 decrease compared to 2021. This decrease was primarily due to decreases in voice service, network access revenue, video services, FUSF subsidies and other revenues, partially offset by increases in data services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2023.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, emerging technologies and the on-going effects of COVID-19. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,790 or 10.40% in 2022 compared to 2021 due to the reasons mentioned above.

The expansion of our advanced fiber communications network, growth in broadband connection sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup, and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to invest in our fiber broadband network and continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, IPTV and hosted and managed services.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Communications Segment for the years ended December 31, 2022 and 2021 are included below:

Telecom Segment
	2022	2021	Increase (Decrease)
Operating Revenues
Voice Service	$5,694,428	$6,175,847	$(481,419)	-7.8%
Network Access	4,759,084	5,652,372	(893,288)	-15.8%
Video Service	12,497,458	12,597,289	(99,831)	-0.8%
Data Service	27,028,332	25,495,739	1,532,593	6.0%
A-CAM/FUSF	11,721,412	11,743,918	(22,506)	-0.2%
Other	4,013,755	4,172,356	(158,601)	-3.8%
Total Operating Revenues	65,714,469	65,837,521	(123,052)	-0.2%

Cost of Services, Excluding Depreciation and Amortization	30,179,770	29,034,757	1,145,013	3.9%
Selling, General and Administrative	9,916,482	10,377,186	(460,704)	-4.4%
Depreciation and Amortization Expenses	14,108,246	12,538,778	1,569,468	12.5%
Total Operating Expenses	54,204,498	51,950,721	2,253,777	4.3%

Operating Income	$11,509,971	$13,886,800	$(2,376,829)	-17.1%

Net Income	$7,196,702	$12,251,921	$(5,055,219)	-41.3%

Capital Expenditures	$37,977,118	$19,011,909	$18,965,209	99.8%

Key metrics
Access Lines	15,426	17,216	(1,790)	-10.4%
Video Customers	9,099	10,172	(1,073)	-10.5%
Broadband Connections	32,675	32,520	155	0.5%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $5,694,428, which was $481,419 or 7.8% lower in 2022 compared to 2021. This decrease was primarily due to a decrease in access lines, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $4,759,084, which was $893,288 or 15.8% lower in 2022 compared to 2021. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which continues to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other communications options.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $12,497,458, which was $99,831 or 0.8% lower in 2022 compared to 2021. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. Our video service revenues continue to be impacted by the on-going effects of COVID-19, which has accelerated an industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $27,028,332, which was $1,532,593 or 6.0% higher in 2022 compared to 2021. This increase was primarily due to an increase in data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of our service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding FUSF.

A-CAM/FUSF support totaled $11,721,412, which was $22,506 or 0.2% lower in 2022 compared to 2021. This decrease was primarily due to lower FUSF support received due to lower traffic on our network resulting from our declining access lines.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,013,755, which was $158,601 or 3.8% lower in 2022 compared to 2021. This decrease was primarily due to decreases in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (Excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $30,179,770, which was $1,145,013 or 3.9% higher in 2022 compared to 2021. This increase was primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly-skilled workforce. We have experienced increased inflation in our operations in 2022 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,916,482, which was $460,704 or 4.4% lower in 2022 compared to 2021. This decrease reflects cost containment efforts implemented in 2022, partially offset by increased costs associated with our FTTP network initiative. We have experienced increased inflation in our operations in 2022 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization was $14,108,246, which was $1,569,468 or 12.5% higher in 2022 compared to 2021. This increase was primarily due to accelerated depreciation on our copper cable networks as we transition to a new advanced FTTP network and increases in our advanced FTTP network assets, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $11,509,971, which was $2,376,829 or 17.1% lower in 2022 compared to 2021. This decrease was primarily due to higher costs of services and depreciation, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2022 and 2021, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2022 was $567,468, compared to $625,490 allocated and received in 2021. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income increased $78,688 in 2022 compared to 2021. This increase was primarily due to increases in dividend income earned on our investments.

Interest expense increased $1,357,317 in 2022 compared to 2021. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our increased term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan, that Citizens had received payment-in-full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven resulting in a gain on debt forgiveness of $2,912,433, which was the total of the PPP Loan plus accrued interest on the loan.

The Company recognized a $217,876 unrealized gain on one of its investments for the year ended December 31, 2022.

Other investment income increased $106,698 in 2022 compared to 2021. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense decreased by $1,033,310 in 2022 compared to 2021 as we recorded income tax expense of $2,698,663 in 2022 and $3,731,973 in 2021. The decrease in income taxes was primarily due to decreased operating income and increased interest expense. The effective income tax rate was approximately 27.3% for 2022 and 23.4% 2021. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes.”

Non-GAAP Measures

In addition to the results reported with GAAP, we also use certain non-GAAP measures such as net earnings before interest expense, income taxes, and depreciation and amortization (EBITDA) and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below. These measures are a common measure of operating performance in the communications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2022 and 2021.

	2022	2021

Net Income	$7,196,702	$12,251,921
Add (subtract):
Interest Expense, net of interest income	3,481,846	2,126,240
Income tax expense (benefit)	2,698,663	3,731,973
Depreciation and amortization	14,108,246	12,538,778
EBITDA	27,485,457	30,648,912

Adjustments to EBITDA:
Other, net ¹	(1,610,018)	(4,043,089)
Investment distributions ²	(46,305)	(30,245)
Non-cash, stock-based compensation ³	64,301	187,951
Adjusted EBITDA	$25,893,435	$26,763,529

¹ Includes the equity earnings from our investments, patronage income, PPP Loan forgiveness, and certain other miscellaneous items.

² Includes other cash distributions received from our investments less cash dividends.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $181,134,049 at December 31, 2022, reflecting 56.6% equity and 43.4% debt. This compares to a capital structure of $146,277,211 at December 31, 2021, reflecting 67.4% equity and 32.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.13 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand, and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2022 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of December 31, 2022, we had a working capital surplus of $18,161,983. In addition, as of December 31, 2022, we had $10.1 million available under our revolving credit facility to fund any short-term working capital needs. Also we have a $40.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of December 31, 2022 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our new debt facility with them.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2022	2021	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$26,524,265	$20,782,468	$5,741,797	27.63%
Investing activities	(53,624,237)	(21,253,732)	(32,370,505)	-152.31%
Financing activities	25,104,379	(5,840,247)	30,944,626	529.85%
Change in cash	$(1,995,593)	$(6,311,511)	$4,315,918	-68.38%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2022 was $26,524,265, compared to cash generated by operations of $20,782,468 in 2021. The increase in cash from operating activities in 2022 was primarily due to the timing of the increase/decrease in assets and liabilities, which included the accrual of interest payments on our CoBank loan that were paid in 2023 and the timing of income tax payments.

Cash generated by operations continues to be our primary source of funding for existing operations, capital expenditures, debt service and dividend payments to stockholders. Cash as of December 31, 2022 was $310,556, compared to $2,306,149 at December 31, 2021.

Cash Flows from Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $53,624,237 for the year ended December 31, 2022, compared to $21,253,732 used in investing activities in 2021. Capital expenditures relating to our fiber initiative and on-going operations were $37,977,118 in 2022 and $19,011,909 in 2021. Materials and supply expenditures increased by $15,651,923 in 2022. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting in future periods. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2022, we had $10.1 million available under our existing revolving credit facility and $40.0 million on our delayed draw term to fund capital expenditures and other operating needs.

Cash Flows Provided By/(Used In) Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $25,104,379. This included long-term debt repayments of $57,330,775, loan proceeds of $56,063,223, loan origination fees of $1,165,859, changes in our revolving credit facility and delayed draw term loan of $33,172,860, grants received for plant construction of $396,360, the repurchase of common stock of $3,187,500 and the distribution of $2,843,930 of dividends to stockholders. Cash used in financing activities for the year ended December 31, 2021 was $5,840,247. This included long-term debt repayments of $4,610,400, changes in revolving credit facility of $1,077,589, grants received for plant construction of $724,465, the repurchase of common stock of $167,467 and the distribution of $2,864,434 of dividends to stockholders. The change in cash flows used in financing activities in 2022 was primarily due to changes in our revolving credit facility and delayed draw term loan associated with our new credit agreement for funding our fiber initiative, partially offset by the repurchase of common stock.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $18,161,983 as of December 31, 2022, with current assets of approximately $29.8 million and current liabilities of approximately $11.6 million, compared to a working capital surplus of $2,545,129 at December 31, 2021. The ratio of current assets to current liabilities was 2.56 and 1.23 at December 31, 2022 and 2021. The working capital surplus as of December 31, 2022 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

At December 31, 2022 and 2021 we were in compliance with all stipulated financial ratios in our loan agreements.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2022, were $79,885,082 (excluding long-term loan origination fees). Our long-term debt obligations as of December 31, 2021, were $43,369,374 (excluding long-term loan origination fees), net of current debt maturities of $4,610,400 (excluding short-term loan origination fees).

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

Our Long-Term Debt consists of the following notes:

New Credit Agreement

●          TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. Final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025 through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028 through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029.

●          DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly.  Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025 through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028 through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $10,000,000 on this Delayed Draw Term Loan as of December 31, 2022.

●          REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $19,885,082 on this revolving note as of December 31, 2022.

The term loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 2.15% above the applicable base rate. The margin for base rate loans for term loans increases as our “Leverage Ratio” increases. The revolving loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 1.90% above the applicable base rate. The margin for base rate loans for revolving loans increases as our “Leverage Ratio” increases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2022, our IRSA covered $10,950,800, with a weighted average interest rate of 4.36%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of December 31, 2022, our IRSA covered $30,693,138, with a weighted average interest rate of 2.69%.

Our remaining outstanding debt of $38.2 million remains subject to variable interest rates at an effective weighted average interest rate of 7.99%, as of December 31, 2022.

As of December 31, 2022 our additional delayed draw term loan of $40.0 million and unused revolving credit facility of $10.1 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Under the new credit agreement, the Company and its respective subsidiaries have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. The credit agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a change in control (as defined in the credit agreement). The term mortgage notes are required to be paid in quarterly installments covering principal and interest, beginning on December 31, 2025 and maturing on July 15, 2029. The revolving mortgage is to be paid at maturity on July 15, 2027.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default have occurred. Our current Total Leverage Ratio as of December 31, 2022, was 3.13.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. At December 31, 2022, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the Coronavirus Aid, Relief Economic Security Act (CARES Act). The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender. On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens had received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven. We recognized a gain on the forgiveness of $2,912,433, which included the original amount of the loan plus accrued interest in the quarter ended March 31, 2021.

See Note 6 – “Long-Term Debt” for information pertaining to our long-term debt and current effective interest rates.

Guarantees

We have guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm. See Note 13 – “Guarantees.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2022 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs and changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. Our allowance for doubtful accounts was $140,000 and $80,000 as of December 31, 2022 and 2021.

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

In 2022 and 2021, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2022 and 2021, the testing resulted in no impairment to goodwill as the determined fair value was sufficient to pass the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over-the-counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2022 DCF model include the following:

●       A 9.00% weighted average cost of capital based on an industry weighted average cost of capital;

●       A 2.0% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $49,903,029 as of December 31, 2022 and 2021.

In 2022, we tested the HTC, SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 20.8%, 24.5% and 27.7% for HTC, SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2022. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

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

As of December 31, 2022 and 2021 we had $19,787 and $38,673 of unrecognized tax benefits.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2018 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022 we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2022 and 2021 we had $3,518 and $4,102 of interest or penalties accrued that related to income tax matters.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communication companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on the expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 7.54% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan (EIP) for employees other than executive officers and a Management Incentive Plan (MIP) for our executive officers. Both plans were implemented in 2006. Both of these plans are cash/stock-based/Option-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate and operational performance with financial targets. The financial targets include the achievement of specified certain operating income before interest, taxes, depreciation and amortization criteria, while the operational targets are based upon fiber passings, fiber connections, and net Internet customer additions. The EIP permits the issuance of up to 200,000 shares of our Common Stock in stock awards.

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March of the year following the target year and after the filing of our Annual Report on Form 10-K.

On February 24, 2017, our BOD adopted the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (OSP) effective May 25, 2017. The shareholders of the Company approved the OSP at the May 25, 2017 Annual Meeting of Shareholders. The purpose of the OSP was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The OSP enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSU’s), performance stock, performance units, and other awards in stock or cash. The OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

See Note 15 – “Stock Based Compensation” for a detailed discussion of our incentive compensation and RSUs.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for Impairment

       Description of the Matter

At December 31, 2022, the Company’s goodwill balance was $49,903,029. As discussed in Note 5 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting units equity which is determined using discounted cash flow (DCF) models and market based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

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

Olsen Thielen & Co., Ltd (251)

Roseville, Minnesota

March 16, 2023

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021

OPERATING REVENUES:
Voice Service	$5,694,428	$6,175,847
Network Access	4,759,084	5,652,372
Video Service	12,497,458	12,597,289
Data Service	27,028,332	25,495,739
A-CAM/FUSF	11,721,412	11,743,918
Other Non-Regulated	4,013,755	4,172,356
Total Operating Revenues	65,714,469	65,837,521

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	14,383,362	13,387,146
Cost of Video	10,042,132	10,386,013
Cost of Data	4,118,439	3,642,114
Cost of Other Non-Regulated Services	1,635,837	1,619,484
Depreciation and Amortization	14,108,246	12,538,778
Selling, General, and Administrative	9,916,482	10,377,186
Total Operating Expenses	54,204,498	51,950,721

OPERATING INCOME	11,509,971	13,886,800

OTHER INCOME (EXPENSE):

Interest During Construction	284,871	72,061
CoBank Patronage Dividends	567,468	625,490
Interest/Dividend Income	261,181	182,493
Interest Expense	(3,485,805)	(2,128,488)
Gain on PPP Loan Forgiveness	-	2,912,433
Gain on Investments	217,876	-
Other Investment Income	539,803	433,105
Total Other Income (Expense)	(1,614,606)	2,097,094

INCOME BEFORE INCOME TAXES	9,895,365	15,983,894

INCOME TAXES	2,698,663	3,731,973

NET INCOME	$7,196,702	$12,251,921

NET INCOME PER SHARE
Basic	$1.41	$2.35
Diluted	$1.41	$2.35

DIVIDENDS PER SHARE	$0.5600	$0.5500

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,090,407	5,207,759
Diluted	5,115,801	5,217,722

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021

NET INCOME	$7,196,702	$12,251,921

OTHER COMPREHENSIVE INCOME
Unrealized Gains on Interest Rate Swaps	3,097,827	1,837,753
Income Tax Expense Related to Unrealized
Gains on Interest Rate Swaps	(884,119)	(524,495)
OTHER COMPREHENSIVE INCOME	2,213,708	1,313,258

COMPREHENSIVE INCOME	$9,410,410	$13,565,179

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2022 AND 2021

ASSETS
	2022	2021

CURRENT ASSETS:
Cash	$310,556	$2,306,149
Receivables, Net of Allowance for Doubtful Accounts of $140,000 and $80,000	3,725,422	2,426,009
Income Taxes Receivable	283,665	1,405,622
Materials, Supplies and Inventories	23,617,800	5,357,380
Prepaid Expenses and Other Current Assets	1,886,480	1,886,810
Total Current Assets	29,823,923	13,381,970

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	16,363,192	18,315,567
Other Investments	11,016,246	10,417,563
Right of Use Asset	1,341,029	1,154,293
Financial Derivative Instruments	2,214,462	-
Other Assets	461,445	422,427
Total Investments and Other Assets	81,299,403	80,212,879

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	219,891,050	189,990,012
Other Property & Equipment	29,836,775	27,439,201
Video Plant	16,096,032	11,306,071
Total Property, Plant and Equipment	265,823,857	228,735,284
Less Accumulated Depreciation	159,632,293	147,585,930
Net Property, Plant & Equipment	106,191,564	81,149,354

TOTAL ASSETS	$217,314,890	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2022 AND 2021

LIABILITIES AND STOCKHOLDERS' EQUITY
	2022	2021

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$4,511,844
Accounts Payable	7,012,264	3,244,472
Other Accrued Taxes	243,965	260,013
Deferred Compensation	62,765	63,829
Accrued Compensation	2,051,316	2,122,436
Other Accrued Liabilities	2,291,630	634,247
Total Current Liabilities	11,661,940	10,836,841

LONG-TERM DEBT, Net of Unamortized
Loan Fees	78,552,197	43,114,772

NONCURRENT LIABILITIES:
Loan Guarantees	169,565	222,464
Deferred Income Taxes	22,737,530	19,484,500
Unrecognized Tax Benefit	23,304	42,775
Other Accrued Liabilities	1,236,949	1,112,343
Financial Derivative Instruments	-	883,365
Deferred Compensation	351,553	396,548
Total Noncurrent Liabilities	24,518,901	22,141,995

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,093,213 and 5,210,053 Shares Issued and Outstanding	8,488,689	8,683,422
Accumulated Other Comprehensive Gain (Loss)	1,582,455	(631,253)
Unearned Compensation	79,892	259,620
Retained Earnings	92,430,816	90,338,806
Total Stockholders' Equity	102,581,852	98,650,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,314,890	$174,744,203

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,196,702	$12,251,921
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14,294,377	12,637,334
PPP Loan Forgiveness	-	(2,912,433)
Unrealized Gains on Investments	(217,876)	-
Undistributed Earnings of Other Equity Investment	(515,963)	(446,130)
Noncash Patronage Refund	(133,467)	(149,586)
Stock Issued in Lieu of Cash Payment	398,424	310,088
Distributions from Equity Investments	210,917	150,000
Stock-based Compensation	64,301	187,951
Changes in Assets and Liabilities:
Receivables	34,677	(539,262)
Income Taxes Receivable	1,121,957	(790,035)
Inventories for Resale	10,238	(212,597)
Prepaid Expenses	89,882	(887,843)
Other Assets	(40,627)	(124,823)
Accounts Payable	199,257	41,424
Other Accrued Taxes	(16,048)	1,322
Other Accrued Liabilities	1,524,133	(392,021)
Deferred Income Tax	2,349,440	1,967,008
Deferred Compensation	(46,059)	(309,850)
Net Cash Provided by Operating Activities	26,524,265	20,782,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(37,977,118)	(19,011,909)
Materials and Supplies for Construction	(15,651,923)	(2,178,823)
Other, Net	4,804	(63,000)
Net Cash Used in Investing Activities	(53,624,237)	(21,253,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(57,330,775)	(4,610,400)
Loan Proceeds	56,063,223	-
Loan Origination Fees	(1,165,859)	-
Changes in Revolving Credit Facility	33,172,860	1,077,589
Grants Received for Construction of Plant	396,360	724,465
Repurchase of Common Stock	(3,187,500)	(167,467)
Dividends Paid	(2,843,930)	(2,864,434)
Net Cash Used in Financing Activities	25,104,379	(5,840,247)

NET CHANGE IN CASH	(1,995,593)	(6,311,511)

CASH at Beginning of Period	2,306,149	8,617,660

CASH at End of Period	$310,556	$2,306,149

Supplemental cash flow information:
Cash paid for interest	$1,505,687	$2,197,080
Net cash paid (received) for income taxes	$(770,934)	$2,555,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2020	5,200,689	$8,667,816	$(1,944,511)	$149,100	$80,748,301	$87,620,706

Directors Stock Plan	8,400	14,000			185,920	199,920
Employee Stock Plan	4,594	7,657			101,083	108,740
Restricted Stock Grant				187,951		187,951
Exercise of RSU's	3,398	5,663		(77,431)	71,768	-
Repurchase of Common Stock	(7,028)	(11,714)			(155,753)	(167,467)
Net Income					12,251,921	12,251,921
Dividends					(2,864,434)	(2,864,434)
Unrealized Gain on Interest Rate Swap			1,313,258			1,313,258

BALANCE on December 31, 2021	5,210,053	8,683,422	(631,253)	259,620	90,338,806	98,650,595

Directors Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				(30,712)		(30,712)
Non-Cash, Share-Based Compensation					95,013	95,013
Exercise of RSU's	8,666	14,444		(149,016)	134,572	-
Repurchases of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					7,196,702	7,196,702
Dividends					(2,843,930)	(2,843,930)
Unrealized Gain on Interest Rate Swap			2,213,708			2,213,708

BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUS0INESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 117 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, advanced fiber communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

Basis of Presentation and Principles of Consolidation

Our accounting policies conform to GAAP and rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate in preparing general purpose financial statements for most public utilities. In general, the type of regulation covered by this statement permits rates (prices) for some services to be set at levels intended to recover the estimated costs of providing regulated services or products, including the cost of capital (interest costs and a provision for earnings on stockholders’ investments).

Our consolidated financial statements report the financial condition and results of operations for Nuvera and its subsidiaries in one business segment: the Communications Segment. Inter-company transactions have been eliminated from the consolidated financial statements.

Classification of Costs and Expenses

Cost of services (excluding depreciation and amortization) includes all costs related to the delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring and transportation costs.

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

Receivables

As of December 31, 2022 and 2021, our consolidated receivables totaled $3,725,422 and $2,426,009, net of the allowance for doubtful accounts. We believe our receivables as of December 31, 2022 and 2021 are recorded at their fair value. As there may be exposure or risk with receivables, we routinely monitor our receivables and adjust the allowance for doubtful accounts when events occur that may potentially affect the collection of our receivables.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs and changes in customer relationships, credit worthiness and concentrations of credit risk. Specific accounts receivable are written off once a determination is made that the account is uncollectible. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments.

The activity in our allowance for doubtful accounts includes the following:

	Year Ended December 31
	2022	2021

Balance at beginning of year	$80,000	$160,000
Additions charged to costs and expenses	206,398	155,763
Accounts written off, net of recoveries	(146,398)	(235,763)
Balance at end of year	$140,000	$80,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are being returned to vendors for credit. Our inventory value as of December 31, 2022 and 2021 was $23,617,800 and $5,357,380.

We value inventory using the lower of cost or net realizable value. Similar to our allowance for doubtful accounts, we make estimates related to the valuation of inventory. As of December 31, 2022 and 2021, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the average cost method of inventory costing.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on the expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. In 2022, we accelerated depreciation on our copper cable networks as we transition to a new FTTP network. Other than this change, we have not made any significant changes to the lives of these assets in the two year period ended December 31, 2022.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $49,903,029 as of December 31, 2022 and 2021. In the fourth quarter of 2022 and 2021 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill at December 31, 2022 and 2021.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2022. As of December 31, 2022, we believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $460,159 and $314,957 in 2022 and 2021.

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

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Basic	Diluted	Basic	Diluted

Net Income	$7,196,702	$7,196,702	$12,251,921	$12,251,921

Weighted-average common shares outstanding	5,090,407	5,115,801	5,207,759	5,217,722

Net income per share	$1.41	$1.41	$2.35	$2.35

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,090,407	5,090,407	5,207,759	5,207,759

Dilutive RSU's/Options	-	25,394	-	9,963

Weighted-average common shares outstanding	5,090,407	5,115,801	5,207,759	5,217,722

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. During the quarter ended June 30, 2022, we novated a certain hedging relationship to one our IRSAs by changing the reference rated from the London Inter-Bank Offered Rate to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018 is permitted. As of January 1, 2022, the Company adopted ASU 2016-13 and the adoption did not have a significant impact on our consolidated financial statements.

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

Significant Judgments

The Company often provides multiple services to a customer. Provision of CPE and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet, or connectivity services. Judgement is required to determine whether the provision of CPE, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Voice Service¹	$6,254,287	6,999,201
Network Access¹	4,898,470	5,714,304
Video Service¹	12,497,213	12,595,399
Data Service¹	24,680,039	23,368,569
Directory²	645,250	699,122
Other Contracted Revenue³	2,755,039	2,611,230
Other4	1,353,475	1,215,635

Revenue from customers	53,083,773	53,203,460

Subsidy and other revenue outside scope of ASC 6065	12,630,696	12,634,061

Total revenue	$65,714,469	$65,837,521

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

For the year ended December 31, 2022, approximately 78.72% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.22% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.06% of total revenue was from other sources including CPE and equipment sales and installation.

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

Nature of Services

Revenues are earned from our customers primarily through the connection to our advanced fiber networks, digital and commercial TV programming, Internet services (high-speed broadband), and hosted and managed services. Revenues for these services are billed based on set rates for monthly service or based on the amount of time the customer is utilizing our facilities. The revenue for these services is recognized over time as the service is rendered.

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

 Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2022	2021	2020

Accounts receivable, net	$1,477,692	$1,512,369	$1,142,476
Contract assets	794,193	662,437	421,557
Contract liabilities	626,306	602,007	670,988

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2022 and 2021, the Company recognized expenses of $300,614 and $193,736, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contract liabilities include customer deposits that are not recognized into revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities.

During the years ended December 31, 2022 and 2021, the Company recognized revenues of $349,109 and $326,887, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2022. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

NOTE 3 – LEASES

Under FASB’s ASU 2016-02, “Leases,” which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements and established a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The ASU also requires disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative requirements, providing additional information about the amounts recorded in the financial statements.

The following table includes the ROU assets and operating lease liabilities as of December 31, 2022 and 2021. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-Term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Asset	Balance December 31, 2022	Balance December 31, 2021
Operating Lease Right-Of-Use Assets	$1,341,029	$1,154,293

Operating Lease Liability	Balance December 31, 2022	Balance December 31, 2021
Short-Term Operating Lease Liability	$356,400	$283,167
Long-Term Operating Lease Liability	1,026,978	905,528
Total	$1,383,378	$1,188,695

Maturity analysis under these lease agreements are as follows:

Maturity Analysis
2023	$430,693
2024	319,215
2025	130,863
2026	128,822
2027	131,626
Thereafter	572,681
Total	1,713,900
Less Imputed interest	(330,522)
Present Value of Operating Leases	$1,383,378

The following summarizes other information related to leases for the year ended December 31, 2022 as follows:

Weighted Average Remaining Lease Term (Years)	6.78
Weighted Average Discount Rate	6.00%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the years ended December 31, 2022 and 2021 was $357,303 and $353,295, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and 2021, include the following:

	2022	2021
Communications Plant:
Land	$712,503	$712,503
Buildings	10,918,490	10,838,356
Other Support Assets	22,980,859	21,039,744
Central Office and Circuit Equipment	61,046,604	61,094,351
Cable and Wire Facilities	118,171,835	90,448,989
Other Plant and Equipment	404,883	404,883
Plant Under Construction	5,655,876	5,451,186
	219,891,050	189,990,012
Other Property	29,836,775	27,439,201
Video Plant	16,096,032	11,306,071

Total Property, Plant and Equipment	$265,823,857	$228,735,284

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $12,155,871 and $9,215,052 in 2022 and 2021. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2022 and 2021, respectively, were 4.7% and 4.1%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or DCF approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at December 31, 2022 and 2021.

In 2022 and 2021, we engaged an independent valuation firm to aid in the completion of our annual impairment testing for existing goodwill. For 2022 and 2021, the testing results indicated no impairment charge to goodwill as the determined fair value was sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

	Useful Lives	December 31, 2022		December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$30,429,708	$42,878,445	$28,806,055
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	3,733,299
Trade Name	3-5 yrs	310,106	273,465	310,106	211,444
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$34,703,173	$51,066,365	$32,750,798

Net Identified Intangible Assets			$16,363,192		$18,315,567

Amortization expense related to the definite-lived assets was $1,952,375 for 2022 and $3,323,726 for 2021. Amortization expense for the next five years is estimated to be:

2023	$1,660,295
2024	$1,623,654
2025	$1,618,732
2026	$1,613,809
2027	$906,667

NOTE 6 - LONG-TERM DEBT

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

Secured Credit Facility:

New Credit Agreement

●          TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. Final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025 through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028 through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029.

●          DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly.  Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025 through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028 through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $10,000,000 on this Delayed Draw Term Loan as of December 31, 2022.

●          REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $19,885,082 on this revolving note as of December 31, 2022.

The term loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 2.15% above the applicable base rate. The margin for base rate loans for term loans increases as our “Leverage Ratio” increases. The revolving loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 1.90% above the applicable base rate. The margin for base rate loans for revolving loans increases as our “Leverage Ratio” increases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2022, our IRSA covered $10,950,800, with a weighted average interest rate of 4.36%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of December 31, 2022, our IRSA covered $30,693,138, with a weighted average interest rate of 2.69%.

Our remaining outstanding debt of $38.2 million remains subject to variable interest rates at an effective weighted average interest rate of 7.99%, as of December 31, 2022.

As of December 31, 2022 our additional delayed draw term loan of $40.0 million and unused revolving credit facility of $10.1 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default have occurred. Our current Total Leverage Ratio as of December 31, 2022, was 3.13.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. At December 31, 2022, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

On April 16, 2020, Nuvera received a $2,889,000 loan under the SBA’s PPP, which was established as part of the CARES Act. The PPP Loan was unsecured and was evidenced by a note in the favor of Citizens as the lender. On February 3, 2021, the Company was notified by Citizens, the lender on the Company’s PPP Loan that Citizens had received payment in full from the United States federal government for the amount of the Company’s PPP Loan and the Company’s PPP Loan had been fully forgiven. We recognized a gain on the forgiveness of $2,912,433, which included the original amount of the loan plus accrued interest in the quarter ended March 31, 2021.

Long-term debt is as follows:	2022	2021
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $625,000 (beginning on December 31, 2025) and quarterly installments of $937,500 (beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	$50,000,000	$-
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of 1.25% of loan balance (beginning on December 31, 2025) and quarterly installments of 1.875% of loan balance beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	10,000,000	-
Secured five-year revolving credit facility of up to $30,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 15, 2027.	19,885,082	-
Secured seven-year credit facility to CoBank, ACB, amortizing in quarterly installments of $1,152,600 (beginning on September 30, 2018), plus a notional variable rate of interest through July 31, 2025.	-	46,902,185
Secured seven-year revolving credit facility of up to $10,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 31, 2025.	-	1,077,589
Less: Unamortized Loan Fees	(1,332,885)	(353,158)
	78,552,197	47,626,616
Less: Amount due within one year	-	(4,610,400)
Net of Current Portion of Unamortized Loan Fees	-	98,556
Total Long Term Debt	$78,552,197	$43,114,772

Required principal payments for the next five years are as follows:

2023	$-
2024	$-
2025	$750,000
2026	$2,984,569
2027	$22,845,873

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

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our then existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank at August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

On August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. The swap effectively locked in a significant portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

As of December 31, 2022 we had the following IRSAs in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

TERM A-1 LN	7/31/2029	$10,950,800	4.36% (SOFR Base Rate of 2.96% plus 1.40% Base Rate Margin)
TERM A-1 LN	7/31/2029	$30,693,138	2.69% (SOFR Base Rate of 1.29% plus 1.40% Base Rate Margin)

(1) As described in Note 6 – “Long-Term Debt,” the notes above initially bears interest at a SOFR rate determined by the maturity of the note, plus a “Base Rate Margin” rate equal to a maximum of 2.90% according to the individual secured credit facility. The Base Rate Margin increases as the borrower’s “Leverage Ratio” increases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

Our IRSAs under our credit facilities both qualify as cash flow hedges for accounting purposes under GAAP. We reflect the effect of these hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive income, which is classified in stockholders’ equity, into earnings on the consolidated statements of income

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At December 31, 2022, the fair value asset of these swaps were $2,214,462, which has been recorded net of deferred tax expense of $632,007, resulting in the $1,582,455 in accumulated other comprehensive gain. On December 31, 2021, the fair value liability of these swaps was $883,365, which has been recorded net of deferred tax benefit of $252,112, resulting in the $631,253 in accumulated other comprehensive loss.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2022	2021
Taxes currently payable
Federal	$(50,330)	$560,808
State	380,082	1,199,569
Deferred Income Taxes	2,368,911	1,971,596
Total Income Tax Expense	$2,698,663	$3,731,973

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

As of December 31, 2022 and 2021 we had $19,787 and $38,673 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next 12 months.

A reconciliation of the beginning and ending amount of total unrecognized benefits for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021

Balance, beginning of year	$38,673	$44,155
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	(18,886)	(5,482)
Increases related to current year tax positions	-	-
Settlements	-	-
Balance, end of year	$19,787	$38,673

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2018 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022, we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2022 and 2021 we had $3,518 and $4,102 of interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2022	2021

Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	8.17	6.72
Forgiveness of PPP Loan	-	(3.83)
Permanent Differences and Other, Net	(1.90)	(0.54)
Effective tax rate	27.27%	23.35%

Our effective income tax rate for the year ended December 31, 2022 was higher than the effective income tax rate for the year ended December 31, 2021 primarily due to the SBA’s PPP loan forgiveness not being taxable at the federal and state level in 2021.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2022	2021
Deferred Tax Assets
Accrued Expenses	$(382,546)	$(415,464)
Deferred Compensation	(118,265)	(131,412)
Other	(106,371)	(122,939)
Unrealized Loss on SWAP	-	(252,112)
State NOL	(19,668)	-
Federal NOL	(3,472,536)	-
Leases	(394,878)	(321,530)
Total Deferred Tax Assets	(4,494,264)	(1,243,457)

Deferred Tax Liabilities
Fixed Assets	21,076,220	14,921,908
Intangible Assets	3,591,783	4,124,935
Investments	1,322,296	1,180,314
Unrealized Gain on SWAP	632,007	-
Contract Assets	226,698	189,089
Leases	382,790	311,711
Total Deferred Tax Liabilities:	27,231,794	20,727,957

Total Net Deferred Taxes	$22,737,530	$19,484,500

NOTE 9 – INCENTIVE AND RETIREMENT PLANS

In 2006, we implemented an EIP for employees other than executive officers and a MIP for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted and our shareholders approved our 2015 Employee Stock Plan (2015 ESP), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 15, 2023, 155,399 shares remain available to be issued under the 2015 ESP.

We have a 401(k) employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k) employee savings plan were $402,398 and $397,064 in 2022 and 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of December 31, 2022, the Company had outstanding commitments for material of approximately $10.6 million and outstanding contract amounts of approximately $19.1 million.

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2023 is approximately $49.3 million and will be financed through our credit facility with CoBank debt financing and internally generated funds. The Company has committed to buying large quantities of fiber in 2023 to accommodate the building of its new advance fiber network.

NOTE 11 - NONCASH ACTIVITIES

Noncash investing activities included $5,279,044 and $1,710,509 during the years ended December 31, 2022 and 2021. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

Noncash financing activities include $1,501,850 and $169,369 during the years ended December 31, 2022 and 2021. The activities related to broadband grants awarded and are recorded in our accounts receivable at year-end.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2022, the Company has recorded a gain on one of our investments of $217,876. As of December 31, 2021 we had not recorded any gains or losses on our investments.

NOTE 13 - GUARANTEES

Nuvera has guaranteed a portion of a ten-year loan owed by FiberComm set to mature on April 30, 2026. As of December 31, 2022, we have recorded a liability of $169,565 in connection with the guarantee on this loan. This guarantee may be exercised if FiberComm does not make its required payments on this note.

NOTE 14 – DEFERRED COMPENSATION

As of December 31, 2022 and 2021, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 15 – STOCK BASED COMPENSATION

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017 and approved by the Company’s shareholders at the May 25, 2017 Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 16, 2023, 403,994 shares remain available for future grant under the OSP.

Starting in 2017, our BOD and Compensation Committee granted RSU awards to the Company’s executive officers under the 2017 OSP. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs, which is determined by our BOD. Forfeitures of RSUs are accounted for as they occur. Each executive officer was eligible to receive time-based RSUs and performance-based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and vest over a three-year period, subject to the executive officer being employed by the Company on the vesting date. The performance-based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD and vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three-year period. The ROIC target is set by the BOD. Executive officers may earn more or fewer performance-based RSUs based on if the actual ROIC achieved over the time period is more or less than target. Upon vesting of either time-based or performance-based RSUs, the executive officers are issued Common Stock in exchange for the RSUs.

RSUs currently issued and outstanding are as follows:

		Targeted Performance-Based RSUs	Closing Stock Price
	Time-Based RSUs			Vesting Date

Balance at December 31, 2020	7,638	9,611
Issued	3,364	5,247	$21.90	12/31/2023
Exercised	-	(1,588)	$23.67	12/31/2020
Exercised	(1,562)	-	$21.75	12/31/2021
Balance at December 31, 2021	9,440	13,270
Forfeited	(1,685)	(4,325)
Exercised	(4,391)	(4,244)	$17.18	12/31/2022
Balance at December 31, 2022	3,364	4,701

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified stock Options. The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors of overall success.

As previously disclosed, the number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $21.20 on April 11, 2022. These Options will vest one-third each on April 11, 2023, 2024 and 2025.

		Closing Stock Price
			Vesting Date
	Options
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743

The grant date fair value of employee stock Option awards is determined using the Black Scholes Option-pricing model. The following assumptions were used during the following periods:

2022 Grants

Exercise Price	$21.20
Risk-Free Rate of Interest	1.515%
Expected Term (Years)	10
Expected Stock Price Volatility	18.1%
Dividend Yield	2.44%

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	9.28	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	9.28	$-

Options Vested and Exercisable as of December 31, 2022	-	$-	-	$-

The Options had no intrinsic value as of December 31, 2022.

The weighted average grant date fair value per share for employee stock and non-employee Option grants during the twelve months ended December 31, 2022, was $3.24. At December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $299,434, which the Company expects to recognize over a weighted-average period of approximately 2.28 years.

NOTE 16 – SEGMENT INFORMATION

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company;
	•	Hutchinson Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly-owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	•	FiberComm – 20.00% subsidiary equity ownership interest. FiberComm is located in Sioux City, Iowa;
	•	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
•

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

NOTE 17 – BROADBAND GRANTS

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of December 31, 2022.

In January 2020, the Company was awarded a broadband grant from the DEED. The grant will provide up to 36.5% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $730,000 of approximately $2,000,000 total project costs. The Company will provide the remaining 63.5% matching funds. Construction and expenditures for these projects began in the spring of 2020 and were completed under budget in the third quarter of 2021. We have received $724,465 for these projects as of December 31, 2022.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of December 31, 2022.

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

Total revenues from transactions with affiliates were $501,187 and $643,855 for 2022 and 2021. Total expenses from transactions with affiliates were $496,028 and $544,931 for 2022 and 2021.

NOTE 19 -- SUBSEQUENT EVENTS

On January 12, 2023, Nuvera announced that it and the other owners of FiberComm will sell 100% of their interest in FiberComm to ImOn Communications, LLC. Fibercomm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Closing of the transaction is subject to closing conditions, including regulatory approvals. Nuvera currently holds a 20% interest in FiberComm through its wholly owned subsidiary Peoples Telephone Company. The parties expect the sale to close late in the first quarter or early in the second quarter in 2023.

Nuvera’s BOD has declared a regular quarterly dividend on our common stock of $.14 per share, payable on March 15, 2023 to stockholders of record at the close of business on March 6, 2023.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 13, 2023, the Company Board adopted changes to the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (2017 Plan). Most of the changes eliminate language specific to the requirements and limitations on grants under Internal Revenue Code Section162 (m), which has been repealed by Congress. This includes, in particular, provisions related to “Performance-Based Exception” in several sections of the 2017 Plan. The Board also increased the limit on annual grants from 50,000 to 100,000 shares per participant and eliminated separate provisions on new-hire stock grants and cash-based grants. The Board also made minor changes to other sections of the 2017 Plan. The Board did not increase the number of shares authorized for issuance under the 2017 Plan or change the terms of eligibility for participants under the 2017 Plan. The foregoing description of the changes to the 2017 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 Plan, as amended, which is filed as Exhibit 10.12 to this Annual Report on Form 10-K and incorporated by reference.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III

Information Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s 2023 Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2023 are incorporated by reference into this Form 10-K. The 2023 Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2022, the last day of the Company’s fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2023 Proxy Statement and is incorporated by reference. Information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” The information required by Item 405 of Regulation S-K is contained under “Delinquent Section 16(a) Reports in the 2023 Proxy Statement and is incorporated by reference.

The information required by Item 406 of Regulation S-K, code of Ethics, is contained in the section entitled “Corporate Governance – Code of Business Conduct” in the 2023 Proxy Statement and is incorporated by reference.

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” and “Audit Committee financial expert” contained under Corporate Governance – Audit Committee” in the 2023 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2023 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12. Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance under Equity Compensation Plans” is contained under Note 15 – Stock Based Compensation in notes to Audited Financial Statements in Item 8 of this Form 10-K.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2023 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationship and Related Transactions” and “Corporate Governance,” respectively in the 2023 Proxy Statement and is incorporated by reference.

Item 14.           Principal Accountant Fees and Services

The information relating to principal accounting fees and services required by Item 9(e) of Schedule 14A is set forth under “Proposal 2- Ratification of Independent Registered Public Accounting Firm” – “Fees Billed and Paid to Independent Registered Public Accounting Firm, – “Audit Fees,” – “Audit-Related Fees,” – “Tax Fees,” – “All Other Fees,” and – “Audit Committee Pre-Approval Policy for Services of Independent Registered Public Accounting Firm,” in the 2023 Proxy Statement and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2023	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 16, 2023
Perry Meyer, Chairman of the Board

/s/ Glenn H. Zerbe	March 16, 2023
Glenn H. Zerbe, President and Chief Executive Officer (Principal Executive Officer

/s/ Curtis O. Kawlewski	March 16, 2023
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 16, 2023
Dennis Miller, Director

/s/ Bill D. Otis	March 16, 2023
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 16, 2023
Wesley E. Schultz, Director

/s/ James J. Seifert	March 16, 2023
James J. Seifert, Director

/s/ Colleen R. Skillings	March 16, 2023
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2023
Suzanne M. Spellacy, Director

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	44-45

	Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021	46

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021	47

	Consolidated Balance Sheets as of December 31, 2022 and 2021	48-49

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	50

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2022 and 2021	51

	Notes to Consolidated Financial Statements	52-76

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	81-82

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended, of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 1, 2018
3.2	Bylaws of Nuvera Communications, Inc., as amended, May 26, 2022, incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2022
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2021

10.1+	August 27, 2019 Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.2+	Change in Control Agreement with Glenn Zerbe incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.3+

Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007

10.3.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.2.1 to the Company’s 2011 Form 10-K

10.4+	Employment Agreement dated as of March 11, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.2.1 to the Company’s 2011 Form 10-K
10.4.1+

Amendment dated July 24, 2017, to Employment Agreement dated as of March 31, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.3 to the Company’s 2011 Form 10-K

10.5+	Nuvera Communications, Inc. Amended Management Incentive Plan, incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013
10.6+

Nuvera Communications, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015 for the Annual Meeting of Shareholders held on May 28, 2015

10.7+

Nuvera Communications, Inc. 2017 Omnibus Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 17, 2017 for the Annual Meeting of Shareholders held on May 25, 2017

10.8+*	Nuvera Communications, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated April 12, 2022
10.9+*	Nuvera Communications, Inc. Employee Restricted Stock Unit Award Agreement (time-based/performance based)
10.10

Credit Agreement dated as of July 15, 2022 between Nuvera Communications, Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s 8-K dated July 20, 2022

10.11

Pledge and Security Agreement dated as of July 15, 2022 between Nuvera Communications Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s 8-K dated July 20, 2022

10.12+*	Nuvera Communications, Inc. 2017 Omnibus Stock Plan, as amended March 13, 2023.
21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File

101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit

Item 16.            Form 10-K Summary

Not Applicable.