Form 10-K/A
period 2022-12-31
Nuvera Communications, Inc.
filed 2023-04-05
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT No 1 TO FORM 10-K ON FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☒  Smaller reporting company  ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Note to Amendment No. 1 to Form 10-K on Form 10-K/A.

On March 16, 2023, Nuvera Communications, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2022. After filing, the Company discovered that the filing did not show a conformed opinion on the audited financial statements from the independent registered public accounting firm. The Company is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to include the conformed signature, correct the location of Item 15 Exhibits and Financial Statements Schedule and the Signature page. The Company also has made a few substantive changes in this Amendment No. 1 to Form 10-K on Form 10-K/A to the original Form 10-K filing.

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

●         To ensure dialling parity;

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

Issuer Purchases of Equity Securities

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchase or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not repurchase any shares in the second, third and fourth quarters of 2022 and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2022, we have $10.1 million on our bank revolver available for use in the event that the need arises. In addition, we have a $40.0 million delayed draw term loan available to fund our fiber expansion plans.

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

/s/ Olsen Thielen & Co., Ltd (251)

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021
Voice Service¹	$6,254,287	6,999,201
Network Access¹	4,898,470	5,714,304
Video Service¹	12,497,213	12,595,399
Data Service¹	24,680,039	23,368,569
Directory²	645,250	699,122
Other Contracted Revenue³	2,755,039	2,611,230
Other[4]	1,353,475	1,215,635

Revenue from customers	53,083,773	53,203,460

Subsidy and other revenue outside scope of ASC 606[5]	12,630,696	12,634,061

Total revenue	$65,714,469	$65,837,521

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

Right of Use Asset	Balance December 31, 2022	Balance December 31, 2021
Operating Lease Right-Of-Use Assets	$1,341,029	$1,154,293

Operating Lease Liability	Balance December 31, 2022	Balance December 31, 2021
Short-Term Operating Lease Liabilities	$356,400	$283,167
Long-Term Operating Lease Liabilities	1,026,978	905,528
Total	$1,383,378	$1,188,695

Maturity analysis under these lease agreements are as follows:

Maturity Analysis
2023	$430,693
2024	319,215
2025	130,863
2026	128,822
2027	131,626
Thereafter	572,681
Total	1,713,900
Less Imputed interest	(330,522)
Present Value of Operating Leases	$1,383,378

The following summarizes other information related to leases for the year ended December 31, 2022 as follows:

Weighted Average Remaining Lease Term (Years)	6.78
Weighted Average Discount Rate	6.00%

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

As of December 31, 2022 we had the following IRSAs in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

TERM A-1 LN	07/31/2029	$10,950,800	4.36% (SOFR Base Rate of 2.96% plus 1.40% Base Rate Margin)
TERM A-1 LN	07/31/2029	$30,693,138	2.69% (SOFR Base Rate of 1.29% plus 1.40% Base Rate Margin)

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

NOTE 17 – BROADBAND GRANTS

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of December 31, 2022.

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

(a) 3.	Exhibits Required

	See “Index to Exhibits”	80-81

Item 16.            Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended, of Nuvera Communications, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 1, 2018
3.2	Bylaws of Nuvera Communications, Inc., as amended, May 26, 2022, incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the quarter ended June 30, 2022
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

Each person whose signature appears below constitutes and appoints Glenn H. Zerbe and Curtis O. Kawlewski as the undersigned true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for the undersigned in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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