Form 10-Q
period 2023-03-31
Nuvera Communications, Inc.
filed 2023-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⮽  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⮽  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer  ⮽ Non-accelerated filer  ⮽ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-a(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⮽

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 10, 2023: 5,098,865.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2023	2022
OPERATING REVENUES:
Voice Service	$1,312,593	$1,468,178
Network Access	1,095,292	1,291,310
Video Service	3,051,297	3,141,492
Data Service	6,816,549	6,716,852
A-CAM/FUSF	2,988,279	2,894,587
Other Non-Regulated	1,098,937	962,353
Total Operating Revenues	16,362,947	16,474,772

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,980,487	3,427,246
Cost of Video	2,465,320	2,549,852
Cost of Data	1,066,178	1,028,534
Cost of Other Nonregulated Services	396,387	378,194
Depreciation and Amortization	3,687,032	3,498,284
Selling, General and Administrative	2,579,346	2,661,463
Total Operating Expenses	14,174,750	13,543,573

OPERATING INCOME	2,188,197	2,931,199

OTHER INCOME (EXPENSE)
Interest Expense	(1,202,923)	(496,655)
Interest/Dividend Income	89,275	177,045
Interest During Construction	58,499	32,204
Gain on Sale of Investments	4,087,207	-
CoBank Patronage Dividends	692,371	567,468
Other Investment Income	89,536	124,301
Total Other Income (Expense)	3,813,965	404,363

INCOME BEFORE INCOME TAXES	6,002,162	3,335,562

INCOME TAXES EXPENSE	1,680,603	933,956

NET INCOME	$4,321,559	$2,401,606

NET INCOME PER SHARE
Basic	$0.85	$0.47
Diluted	$0.84	$0.47

DIVIDENDS PER SHARE	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,095,097	5,111,622
Diluted	5,136,814	5,124,540

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2023	2022

Net Income	$4,321,559	$2,401,606

Other Comprehensive Income:
Unrealized Gain (Loss) on Interest Rate Swaps	(446,508)	1,799,825
Income Tax (Expense) Benefit Related to Unrealized Gain (Loss) on Interest Rate Swaps	127,433	(513,670)
Other Comprehensive Gain (Loss)	(319,075)	1,286,155

Comprehensive Income	$4,002,484	$3,687,761

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2023	December 31, 2022

CURRENT ASSETS:
Cash	$830,401	$310,556
Receivables, Net of Allowance for Doubtful Accounts of $140,000 and $140,000	5,001,009	3,725,422
Income Taxes Receivable	-	283,665
Materials, Supplies, and Inventories	31,389,383	23,617,800
Prepaid Expenses and Other Current Assets	2,095,154	1,886,480
Total Current Assets	39,315,947	29,823,923

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	15,941,773	16,363,192
Other Investments	8,362,540	11,016,246
Right of Use Asset	1,255,835	1,341,029
Financial Derivative Instruments	1,767,954	2,214,462
Other Assets	455,944	461,445
Total Investments and Other Assets	77,687,075	81,299,403

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	227,331,203	219,891,050
Other Property & Equipment	30,239,490	29,836,775
Video Plant	16,122,912	16,096,032
Total Property, Plant and Equipment	273,693,605	265,823,857
Less Accumulated Depreciation	162,897,906	159,632,293
Net Property, Plant & Equipment	110,795,699	106,191,564

TOTAL ASSETS	$227,798,721	$217,314,890

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2023	December 31, 2022

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	9,477,514	7,012,264
Accrued Income Taxes	1,296,938	-
Other Accrued Taxes	306,140	243,965
Accrued Compensation	2,042,964	2,051,316
Other Accrued Liabilities	1,961,087	2,354,395
Total Current Liabilities	15,084,643	11,661,940

LONG-TERM DEBT, Net of Unamortized Loan Fees	82,706,175	78,552,197

NONCURRENT LIABILITIES:
Loan Guarantees	-	169,565
Deferred Income Taxes	22,610,097	22,737,530
Unrecognized Tax Benefit	23,304	23,304
Other Accrued Liabilities	1,397,304	1,588,502
Total Noncurrent Liabilities	24,030,705	24,518,901

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,098,865 and 5,093,213 Shares Issued and Outstanding	8,498,109	8,488,689
Accumulated Other Comprehensive Gain	1,263,380	1,582,455
Unearned Compensation	69,763	79,892
Retained Earnings	96,145,946	92,430,816
Total Stockholders' Equity	105,977,198	102,581,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$227,798,721	$217,314,890

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,321,559	$2,401,606
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,738,611	3,523,156
Gain on Sale of Investments	(4,087,207)	-
Undistributed Earnings of Other Equity Investments	(88,509)	(121,963)
Noncash Patronage Refund	(106,769)	(118,223)
Stock Issued in Lieu of Cash Payment	177,400	140,518
Distributions from Equity Investments	-	100,000
Stock-based Compensation	22,262	3,782
Changes in Assets and Liabilities:
Receivables	(273,354)	(108,585)
Income Taxes Receivable	283,665	933,956
Inventories for Resale	16,842	(12,527)
Prepaid Expenses	(302,424)	(249,030)
Other Assets	5,501	(15,322)
Accounts Payable	25,557	862,316
Accrued Income Taxes	1,296,938	-
Other Accrued Taxes	62,175	62,726
Other Accrued Liabilities	(507,664)	158,426
Net Cash Provided by Operating Activities	4,584,583	7,560,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(5,282,546)	(4,116,747)
Materials and Supplies for Construction	(7,938,169)	(1,957,139)
Proceeds from Sale of Equity Investments	5,576,804	-
Other, Net	189,825	12,788
Net Cash Used in Investing Activities	(7,454,086)	(6,061,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(1,152,600)
Loan Origination Fees	(9,912)	(28,000)
Changes in Revolving Credit Facility	4,112,310	2,148,698
Repurchase of Common Stock	-	(3,187,500)
Dividends Paid	(713,050)	(708,407)
Net Cash Used in Financing Activities	3,389,348	(2,927,809)

NET CHANGE IN CASH	519,845	(1,428,071)

CASH at Beginning of Period	310,556	2,306,149

CASH at End of Period	$830,401	$878,078

Supplemental cash flow information:
Cash paid for interest	$1,720,633	$466,266
Net cash paid for income taxes	$100,000	$-

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2023
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

Employee Stock Plan	5,652	9,420	-	-	74,230	83,650
Restricted Stock Grant	-	-	-	(10,129)	-	(10,129)
Non-Cash, Share-Based Compensation	-	-	-	-	32,391	32,391
Net Income	-	-	-	-	4,321,559	4,321,559
Dividends	-	-	-	-	(713,050)	(713,050)
Unrealized Loss on Interest Rate Swap	-	-	(319,075)	-	-	(319,075)

BALANCE on March 31, 2023	5,098,865	$8,498,109	$1,263,380	$69,763	$96,145,946	$105,977,198

	THREE MONTHS ENDED MARCH 31, 2022
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2021	5,210,053	8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

Employee Stock Plan	4,676	7,793	-	-	92,741	100,534
Restricted Stock Grants	-	-	-	3,782	-	3,782
Exercise of RSUs	31	52	-	(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)	-	-	(2,937,500)	(3,187,500)
Net Income	-	-	-	-	2,401,606	2,401,606
Dividends	-	-		-	(708,407)	(708,407)
Unrealized Gain on Interest Rate Swap	-	-	1,286,155	-	-	1,286,155

BALANCE on March 31, 2022	5,064,760	$8,441,267	$654,902	$262,735	$89,187,861	$98,546,765

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cost of Services (excluding depreciation and amortization)

Cost of services includes all costs related to the delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated our operations.

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. In 2022, we accelerated depreciation on our copper networks as we transition to a new fiber-to-the-premise (FTTP) network. Other than this change, we have not made any other significant changes to the lives of these assets in the two year period ended March 31, 2023. Depreciation expense was $3,265,613 and $3,010,200 for the three months ended March 31, 2023 and 2022. The increase in depreciation expense in the first quarter of 2023 was primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission (FCC) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in property, plant and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

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

As of March 31, 2023 and December 31, 2022 we had $19,787 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2018 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022, we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2023 and December 31, 2022 we had $3,518 of accrued interest or penalties that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022

	Basic	Diluted	Basic	Diluted

Net Income	$4,321,559	$4,321,559	$2,401,606	$2,401,606

Weighted-average common shares outstanding	5,095,097	5,136,814	5,111,622	5,124,540

Net income per share	$0.85	$0.84	$0.47	$0.47

The weighted-average shares outstanding, basic and diluted, are calculated as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022

	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,095,097	5,095,097	5,111,622	5,111,622

Dilutive RSU's/Options	-	41,717	-	12,918

Weighted-average common shares outstanding	5,095,097	5,136,814	5,111,622	5,124,540

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. During the quarter ended June 30, 2022, we novated a certain hedging relationship to one our interest rate swap agreements (IRSAs) by changing the reference rated from the London Inter-Bank Offered Rate to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Voice Service¹	$1,440,026	$1,611,058
Network Access¹	1,129,085	1,325,637
Video Service¹	3,051,297	3,141,352
Data Service¹	6,253,196	6,149,460
Directory²	155,259	161,092
Other Contracted Revenue³	655,389	671,607
Other[4]	452,806	305,501

Revenue from customers	13,137,058	13,365,707

Subsidy and other revenue outside scope of ASC 606[5]	3,225,889	3,109,065

Total revenue	$16,362,947	$16,474,772

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

For the three months ended March 31, 2023, approximately 77.52% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.71% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.77% of total revenue was from other sources including CPE and equipment sales and installation.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local cable TV (CATV), satellite dish TV and off-air TV service providers. We serve twenty-two communities with our Internet Protocol (IPTV) services and five communities with our CATV services. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Other Contracted Revenue - Managed services and certain other data customers include advanced fiber-delivered communications and managed information technology solutions to mainly business customers, as well as high-capacity last-mile data connectivity services to wireless and wireline carriers. Services are primarily offered on a subscription basis with a contractually specified and non-cancelable service period. The non-cancelable contract terms for these customers generally range from three to ten years. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized ratably over the contract period as the subscription services are delivered. These services are billed as monthly recurring charges to customers.

Other – We also generate revenue from the sales, service and installation of CPE and other services. Sales and service of CPE are billed and recognized into revenue once the sale or service is complete or delivered. These sales and services are generally short-term in nature and are completed within one month. Other revenues are immaterial to our total revenues.

Subsidy and Other Revenue outside the Scope of Accounting Standards Codification (ASC) 606 – We receive subsidies from governmental entities to operate and expand our advanced fiber networks. In addition, we have revenue from leasing arrangements. Both of these revenue streams are outside of the scope of ASC 606.

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

A-CAM

As described above, with the exception of Scott-Rice, the remainder of our companies receive funding from the A-CAM.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Quarter Ended March 31,
	2023	2022

Accounts receivable, net - beginning balance	$1,477,692	$1,512,369
Accounts receivable, net - ending balance	$1,751,045	$1,790,233

Contract assets - beginning balance	794,193	662,437
Contract assets - ending balance	810,814	701,963

Contract liabilities - beginning balance	626,306	602,007
Contract liabilities - ending balance	776,984	849,479

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the quarters ended March 31, 2023 and 2022, the Company recognized expenses of $90,751 and $65,645, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the quarters ended March 31, 2023 and 2022, the Company recognized revenues of $186,639 and $182,475, respectively, related to deferred revenues.

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

The following table includes the ROU assets and operating lease liabilities as of March 31, 2023 and December 31, 2022. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Asset	Balance March 31, 2023	Balance December 31, 2022
Operating Lease Right-Of-Use Assets	$1,255,835	$1,341,029

Operating Lease Liability	Balance March 31, 2023	Balance December 31, 2022
Short-Term Operating Lease Liabilities	$361,576	$356,400
Long-Term Operating Lease Liabilities	934,674	1,026,978
Total	$1,296,250	$1,383,378

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance March 31, 2023
2023 (remaining)	$323,152
2024	319,215
2025	130,863
2026	128,822
2027	131,626
Thereafter	572,681
Total	1,606,359
Less Imputed Interest	(310,109)
Present Value of Operating Leases	$1,296,250

The following summarizes other information related to leases for the quarter ended March 31, 2023 as follows:

Weighted Average Remaining Lease Term (Years)	6.78
Weighted Average Discount Rate	6.00%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2023 and 2022 was $105,608 and $87,289, respectively.

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

We have entered into IRSAs with our lender, CoBank, ACB (CoBank) to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the marketplace. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive gain (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreements were determined based on Level 2 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements at December 31, 2022. As of March 31, 2023, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include, but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 at March 31, 2023 and December 31, 2022.

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

The components of our identified intangible assets are as follows:

		March 31, 2023		December 31, 2022
		Gross Carrying Amount		Gross Carrying Amount
	Useful Lives		Accumulated Amortization		Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$30,835,621	$42,878,445	$30,429,708
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Trade Name	3-5 yrs	310,106	288,971	310,106	273,465
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$35,124,592	$51,066,365	$34,703,173

Net Identified Intangible Assets			$15,941,773		$16,363,192

Amortization expense related to the definite-lived intangible assets was $421,419 and $488,084 for the three months ended March 31, 2023 and 2022. Amortization expense for the remaining nine months of 2023 and the five years subsequent to 2023 is estimated to be:

● (April 1 – December 31)	$1,238,876
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809
● 2027	$906,667
● 2028	$906,667

Note 6 – Secured Credit Facility

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million.

Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (v) the Company’s operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank

Under the new credit agreement, the Company and its respective subsidiaries have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. The credit agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a change in control (as defined in the credit agreement).

New Credit Agreement:

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

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly.  Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025 through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028 through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $20,000,000 on this Delayed Draw Term Loan as of March 31, 2023.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $13,997,392 on this revolving note as of March 31, 2023.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2022, our IRSA covered $10,662,650, with a weighted average interest rate of 5.61%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of December 31, 2022, our IRSA covered $29,885,505, with a weighted average interest rate of 3.94%.

Our remaining outstanding debt of $43.4 million remains subject to variable interest rates at an effective weighted average interest rate of 7.23%, as of March 31, 2023.

As of March 31, 2023 our additional delayed draw term loan of $30.0 million and unused revolving credit facility of $16.0 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default have occurred. Our current Total Leverage Ratio as of March 31, 2023, was 3.35.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. At March 31, 2023, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Our IRSAs under our credit facilities both qualify as cash flow hedges for accounting purposes under GAAP. We reflect the effect of these hedging transactions in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSAs, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive gain (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. At March 31, 2023, the fair value asset of these swaps were $1,767,954, which has been recorded net of deferred tax of $504,574, resulting in the $1,263,380 in accumulated other comprehensive gain. At March 31, 2022, the fair value gain these swaps was $916,460, which has been recorded net of deferred tax of $261,558, resulting in the $654,902 in accumulated other comprehensive gain.

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

Nuvera recognized a net gain of $4,087,207 in book value in connection with the sale of the FiberComm interest.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2023 and 2022, respectively, the Company had not recorded any gains or losses on our investments.

Note 9 – Guarantees

On March 31, 2023, Nuvera and the other owners of FiberComm, LC (FiberComm) sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm had been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary Peoples Telephone Company. Nuvera announced the execution of the FiberComm sale agreement in January 2023.

Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted and our shareholders approved our 2015 Employee Stock Plan, which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 31, 2023, 149,747 shares remain available to be issued under the Plan.

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company;
	•	Hutchinson Telephone Company (HTC), a wholly-owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly-owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly-owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly-owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly-owned subsidiary of HTC, located in Litchfield, Minnesota;
●	Our investments and interests in the following entities include some management responsibilities:
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
•

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of March 31, 2023, the Company had outstanding commitments for material of approximately $9.3 million and outstanding contract amounts of approximately $35.0 million.

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

Note 13 – Broadband Grants

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of March 31, 2023.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of March 31, 2023.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017 and approved by the Company’s shareholders at the May 25, 2017 Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2023, 249,700 shares remain available for future grant under the 2017 OSP.

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

RSUs currently issued and outstanding are as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date
Balance at December 31, 2021	9,440	13,270
Forfeited	(1,685)	(4,325)
Exercised	(4,391)	(4,244)	$17.18	12/31/2022
Balance at December 31, 2022	3,364	4,701
Forfeited	-	-
Exercised	-	-
Balance at March 31, 2023	3,364	4,701

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified stock Options (Options). The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors of overall success.

As previously disclosed, the number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $14.70 on March 31, 2023 and $21.20 on April 11, 2022. The 2023 Options will vest one-third each on March 31, 2024, 2025 and 2026. The 2022 Options will vest one-third each on April 11, 2023, 2024 and 2025.
	Options	Closing Stock Price	Vesting Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at March 31, 2023	276,037

The grant date fair value of employee stock Option awards is determined using the Black Scholes Option-pricing model. The following assumptions were used during the following periods:

	2023 Grants	2022 Grants
Exercise Price	$14.70	$21.20
Risk-Free Rate of Interest	2.957%	1.515%
Expected Term (Years)	10	10
Expected Stock Price Volatility	20.7%	18.1%
Dividend Yield	2.83%	2.44%

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:
			Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)
		Weighted Average Exercise Price
	Number of Shares

Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	9.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	9.00	$-
Granted	154,294	14.70	9.75	-
Forfeited	-	-	-	-
Outstanding as of March 2023	276,037	$17.57	9.42	$-

The Options had no intrinsic value as of March 31, 2023.

The weighted average grant date fair value per share for employee stock and non-employee Option grants during the three months ended March 31, 2023 was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants during the twelve months ended December 31, 2022, was $3.24. At March 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $714,496, which the Company expects to recognize over a weighted-average period of approximately 2.63 years. At December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $299,434, which the Company expects to recognize over a weighted-average period of approximately 2.28 years.

On March 13, 2023, the Company Board adopted changes to the Nuvera Communications, Inc. 2017 OSP. Most of the changes eliminate language specific to the requirements and limitations on grants under Internal Revenue Code Section162 (m), which has been repealed by Congress. This includes, in particular, provisions related to “Performance-Based Exception” in several sections of the 2017 OSP. The Board also increased the limit on annual grants from 50,000 to 100,000 shares per participant and eliminated separate provisions on new-hire stock grants and cash-based grants. The Board also made minor changes to other sections of the 2017 OSP. The Board did not increase the number of shares authorized for issuance under the 2017 OSP or change the terms of eligibility for participants under the 2017 OSP. The foregoing description of the changes to the 2017 OSP does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 OSP, as amended, which is filed as Exhibit 10.12 to the 2022 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.

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

In the first quarter of 2023, we have seen our overall revenues decline slightly despite Internet growth mentioned below. The decline in revenue was due to accelerated losses in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first quarter of 2023 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2023, we have $16.0 million on our bank revolver available for use in the event that the need arises. In addition, we have a $30.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●      On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm had been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary Peoples Telephone Company. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a net gain of $4,087,207 in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

●     On December 8, 2022, the Company was awarded four broadband grants from the (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of March 31, 2023.

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

●     On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art fiber network provides now and for years to come.” said, State Sen. Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 megabytes per second to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

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

In 2023, we plan to upgrade 17,000 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of March 31, 2023, we have upgraded 1,673 of the planned 17,000 passings with these fiber services.

●    On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $396,360 for these projects as of March 31, 2023.

●    Net income for the first quarter of 2023 totaled $4,321,559 which was a $1,919,953, or 79.94% increase compared to the first quarter of 2022. This increase was primarily due to the gain on the sale of our FiberComm investment, partially offset by an increase in interest expense and a decrease in operating income, all of which are described below.

●     Consolidated revenue for the first quarter of 2023 totaled $16,362,947, which was an $111,825 or 0.68% decrease compared to the first quarter of 2022. This decrease was primarily due to decreases in network access, voice services, and video, partially offset by increases in data, subsidies and other revenues, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2023.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,784 or 10.62% for the twelve months ended March 31, 2023 due to the reasons mentioned above.

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

Financial results for the Communications Segment for the three months ended March 31, 2023 and 2022 are included below:

Communications Segment
	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Operating Revenues
Voice Service	$1,312,593	$1,468,178	$(155,585)	-10.60%
Network Access	1,095,292	1,291,310	(196,018)	-15.18%
Video Service	3,051,297	3,141,492	(90,195)	-2.87%
Data Service	6,816,549	6,716,852	99,697	1.48%
A-CAM/FUSF	2,988,279	2,894,587	93,692	3.24%
Other	1,098,937	962,353	136,584	14.19%
Total Operating Revenues	16,362,947	16,474,772	(111,825)	-0.68%

Cost of Services, Excluding Depreciation and Amortization	7,908,372	7,383,826	524,546	7.10%
Selling, General and Administrative	2,579,346	2,661,463	(82,117)	-3.09%
Depreciation and Amortization Expenses	3,687,032	3,498,284	188,748	5.40%
Total Operating Expenses	14,174,750	13,543,573	631,177	4.66%

Operating Income	$2,188,197	$2,931,199	$(743,002)	-25.35%

Net Income	$4,321,559	$2,401,606	$1,919,953	79.94%

Capital Expenditures	$5,282,546	$4,116,747	$1,165,799	28.32%

Key metrics
Access Lines	15,017	16,801	(1,784)	-10.62%
Video Customers	8,879	10,100	(1,221)	-12.09%
Broadband Customers	32,646	32,752	(106)	-0.32%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,312,593, which was $155,585 or 10.60% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $1,095,292, which was $196,018 or 15.18% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $3,051,297, which was $90,195 or 2.87% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $6,816,549, which was $99,697 or 1.48% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in data customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,988,279, which was $93,692 or 3.24% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to higher FUSF support received for Scott-Rice Broadband Loop Support.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,098,937, which was $136,584 or 14.19% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to a paper bill fee that was instituted in December of 2022, partially offset by a decrease in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,908,372, which was $524,546 or 7.10% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased cost to maintain a highly skilled workforce. These increases were partially offset by lower programming costs from video content providers due to a loss of video customers. We have experienced increased inflation in our operations in the first quarter of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,579,346, which was $82,117 or 3.09% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease reflects cost containment efforts implemented in 2023 and 2022. We have experienced increased inflation in our operations in the first quarter of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $3,687,032, which was $188,748 or 5.40% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network.

Operating Income

Operating income was $2,188,197, which was $743,002 or 25.35% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to higher costs of services and depreciation which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $1,202,923, which was $706,268 or 142.20% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our increased term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $89,275, which was $87,770 or 49.57% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in dividend income earned on our investments.

The gain on sale of investments reflects the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023.

Other income for the three months ended March 31, 2023 and 2022, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2023 was $692,371, compared to $567,468 allocated and received in 2022. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $89,536, which was $34,765 or 27.97% lower in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies.

Income Taxes

Income tax expense was $1,680,603 which was $746,647 or 79.94% higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase primarily reflects the gain from the sale of our FiberComm equity investment on March 31, 2023. The effective income tax rate for the three months ending March 31, 2023 and 2022 was approximately 28.00%. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $188,683,373 as of March 31, 2023, reflecting 56.2% equity and 43.8% debt. This compares to a capital structure of $181,134,049 at December 31, 2022, reflecting 56.6% equity and 43.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 3.35 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2023 were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2023, we had a working capital surplus of $24,231,304. In addition, as of March 31, 2023, we had $16.0 million available under our revolving credit facility to fund any short-term working capital needs. Also we have a $30.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of March 31, 2023 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our new debt facility with them.

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

While it is often difficult for us to predict the impact of general economic conditions, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and debt financing and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$4,584,583	$7,560,836
Investing activities	(7,454,086)	(6,061,098)
Financing activities	3,389,348	(2,927,809)
Change in cash	$519,845	$(1,428,071)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2023 was $4,584,583, compared to cash generated by operations of $7,560,836 in the first three months of 2022. The decrease in cash from operating activities in 2023 was primarily due to lower operating income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of March 31, 2023 was $830,401, compared to $310,556 as of December 31, 2022.

Cash Flows Used in Investing Activities

We operate in a capital intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $7,454,086 during the first three months of 2023 compared to $6,061,098 for the first three months of 2022. Capital expenditures relating to our fiber initiative and on-going operations were $5,282,546 for the three months ended March 31, 2023, compared to $4,116,747 for the three months ended March 31, 2022. Materials and supply expenditures increased by $7,938,169 in the first three months of 2023 compared to $1,957,139 for the first three months of 2022. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting to continue to impact us in 2023. This was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2023, we had $16.0 million available under our existing revolving credit facility and $30.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by/Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $3,389,348. This included loan origination fees of $9,912, changes in our revolving credit facility and delayed draw term loan of $4,112,310, and the distribution of $713,050 of dividends to our stockholders. Cash used in financing activities for the three months ended March 31, 2022 was $2,927,809. This included long-term debt repayments of $1,152,600, loan origination fees of $28,000, changes in our revolving credit facility of $2,148,698, the repurchase of common stock of $3,187,500 and the distribution of $708,407 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $24,231,304 as of March 31, 2023, with current assets of approximately $39.3 million and current liabilities of approximately $15.1 million, compared to a working capital surplus of $18,161,983 as of December 31, 2022. The ratio of current assets to current liabilities was 2.61 and 2.56 as of March 31, 2023 and December 31, 2022. The working capital surplus as of March 31, 2023 was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

At March 31, 2023 and December 31, 2022 we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first quarter of 2023 and $0.14 per share for the first quarter of 2022, respectively, which totaled $713,050 for the first quarter of 2023 and $708,407 for the first quarter of 2022.

We expect to continue to pay quarterly dividends during the remainder of 2023, but only if and to the extent declared by our BOD on a quarterly basis and subject to various restrictions on our ability to do so (described below). Dividends on our common stock are not cumulative.

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

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our BOD determine a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility and delayed draw term loan to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

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

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network in order to provide service in communities that are in, near or adjacent to our network. This expansion strategy includes our FTTH broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2024. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

As a critical infrastructure provider, we continued to operate our business and provide services to our customers. Although we are considered an essential business, the outbreak of COVID-19 and any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers and could do so for an indefinite period of time. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, concerns regarding the economic impact of COVID-19 have caused volatility in financial and other capital markets which has and may continue to adversely affect the market price of our common stock and our ability to access capital markets. In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

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

We may be unable to obtain necessary hardware, software and operational support from third-party vendors. We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. The global supply chains were impacted by the COVID-19 pandemic, and may be impacted by future pandemics, which may cause a delay in the development, manufacturing and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of March 31, 2023, we had $84.0 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTH initiatives, acquisitions or other purposes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in the first quarter of 2023 nor the second, third and fourth quarters of 2022 and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 10, 2023	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 10, 2023	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer