Form 10-Q
period 2023-06-30
Nuvera Communications, Inc.
filed 2023-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⮽  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⮽ No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  ☐ Large, accelerated filer ☐ accelerated filer ⮽ non-accelerated filer ⮽ smaller reporting company  ☐ Emerging growth company.

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

The total number of shares of the registrant’s common stock outstanding as of August 14, 2023: 5,126,581.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
OPERATING REVENUES:
Voice Service	$1,293,258	$1,447,979	$2,605,851	$2,916,157
Network Access	955,459	1,202,965	2,050,751	2,494,275
Video Service	3,063,857	3,178,388	6,115,154	6,319,880
Data Service	6,874,570	6,774,036	13,691,119	13,490,888
A-CAM/FUSF	2,990,581	2,890,500	5,978,860	5,785,087
Other Non-Regulated	1,106,962	946,495	2,205,899	1,908,848
Total Operating Revenues	16,284,687	16,440,363	32,647,634	32,915,135

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,941,949	3,665,195	7,922,436	7,092,441
Cost of Video	2,417,912	2,549,030	4,883,232	5,098,882
Cost of Data	1,326,717	1,072,489	2,392,895	2,101,023
Cost of Other Nonregulated Services	393,589	410,112	789,976	788,306
Depreciation and Amortization	3,734,449	3,493,070	7,421,481	6,991,354
Selling, General and Administrative	2,656,926	2,645,472	5,236,272	5,306,935
Total Operating Expenses	14,471,542	13,835,368	28,646,292	27,378,941

OPERATING INCOME	1,813,145	2,604,995	4,001,342	5,536,194

OTHER INCOME (EXPENSE)
Interest Expense	(1,556,065)	(526,408)	(2,758,988)	(1,023,063)
Interest/Dividend Income	55,771	59,363	145,046	236,408
Interest During Construction	137,744	60,636	196,243	92,840
Gain on Sale of Investments	(26,710)	-	4,060,497	-
CoBank Patronage Dividends	-	-	692,371	567,468
Other Investment Income	61,451	163,076	150,987	287,377
Total Other Income (Expense)	(1,327,809)	(243,333)	2,486,156	161,030

INCOME BEFORE INCOME TAXES	485,336	2,361,662	6,487,498	5,697,224

INCOME TAXES EXPENSE	135,908	661,261	1,816,511	1,595,217

NET INCOME	$349,428	$1,700,401	$4,670,987	$4,102,007

NET INCOME PER SHARE
Basic	$0.07	$0.33	$0.91	$0.81
Diluted	$0.07	$0.33	$0.91	$0.80

DIVIDENDS PER SHARE	$0.1400	$0.1400	$0.2800	$0.2800

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,117,342	5,077,972	5,106,220	5,094,797
Diluted	5,178,323	5,097,055	5,157,569	5,110,798

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022

Net Income	$349,428	$1,700,401	$4,670,987	$4,102,007

Other Comprehensive Gain (Loss):
Unrealized Gain (Loss) on Interest Rate Swaps	348,866	673,936	(97,642)	2,473,761
Income Tax (Expense) Benefit Related to Unrealized Gain (Loss) on Interest Rate Swaps	(99,566)	(192,341)	27,867	(706,011)
Other Comprehensive Gain (Loss):	249,300	481,595	(69,775)	1,767,750

Comprehensive Income	$598,728	$2,181,996	$4,601,212	$5,869,757

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	June 30, 2023	December 31, 2022

CURRENT ASSETS:
Cash	$396,561	$310,556
Receivables, Net of Allowance for Doubtful Accounts of $120,000 and $140,000	4,285,433	3,725,422
Income Taxes Receivable	-	283,665
Materials, Supplies, and Inventories	39,841,957	23,617,800
Prepaid Expenses and Other Current Assets	2,736,030	1,886,480
Total Current Assets	47,259,981	29,823,923

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	15,520,355	16,363,192
Other Investments	8,388,282	11,016,246
Right of Use Asset	1,169,931	1,341,029
Financial Derivative Instruments	2,116,820	2,214,462
Other Assets	701,474	461,445
Total Investments and Other Assets	77,799,891	81,299,403

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	242,333,138	219,891,050
Other Property & Equipment	30,717,234	29,836,775
Video Plant	17,416,292	16,096,032
Total Property, Plant and Equipment	290,466,664	265,823,857
Less Accumulated Depreciation	166,210,937	159,632,293
Net Property, Plant & Equipment	124,255,727	106,191,564

TOTAL ASSETS	$249,315,599	$217,314,890
The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2023	December 31, 2022

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	15,321,353	7,012,264
Accrued Income Taxes	1,292,347	-
Other Accrued Taxes	249,532	243,965
Accrued Compensation	2,221,747	2,051,316
Other Accrued Liabilities	1,310,259	2,354,395
Total Current Liabilities	20,395,238	11,661,940

LONG-TERM DEBT, Net of Unamortized Loan Fees	98,592,332	78,552,197

NONCURRENT LIABILITIES:
Loan Guarantees	-	169,565
Deferred Income Taxes	22,709,663	22,737,530
Unrecognized Tax Benefit	23,304	23,304
Other Accrued Liabilities	1,271,018	1,588,502
Total Noncurrent Liabilities	24,003,985	24,518,901

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,126,581 and 5,093,213 Shares Issued and Outstanding	8,544,302	8,488,689
Accumulated Other Comprehensive Gain	1,512,680	1,582,455
Unearned Compensation	78,231	79,892
Retained Earnings	96,188,831	92,430,816
Total Stockholders' Equity	106,324,044	102,581,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,315,599	$217,314,890
Certain historical numbers have changed to conform with the current year's presentation.
The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,670,987	$4,102,007
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,524,709	7,043,518
Gains on Investments	(4,060,497)	-
Undistributed Earnings of Other Equity Investments	(166,132)	(264,034)
Noncash Patronage Refund	(106,769)	(118,223)
Stock Issued in Lieu of Cash Payment	273,175	200,507
Distributions from Equity Investments	28,048	110,917
Stock-based Compensation	100,631	13,281
Changes in Assets and Liabilities:
Receivables	(628,725)	324,722
Income Taxes Receivable	283,665	1,405,622
Inventory for Resale	22,221	(254,787)
Prepaid Expenses	(651,605)	(48,577)
Other Assets	(258,233)	(7,129)
Accounts Payable	51,985	(25,860)
Accrued Income Taxes	1,292,347	54,595
Other Accrued Taxes	5,567	(1,077)
Other Accrued Liabilities	(931,963)	65,433
Deferred Compensation	(88,128)	(14,150)
Net Cash Provided by Operating Activities	7,361,283	12,586,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(15,092,419)	(10,012,147)
Materials and Supplies for Construction	(17,541,898)	(4,649,328)
Proceeds from Sale of Equity Investments	5,578,788	-
Other, Net	203,168	6,788
Net Cash Used in Investing Activities	(26,852,361)	(14,654,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(2,305,200)
Loan Proceeds	20,000,000	-
Loan Origination Fees	(9,912)	(49,473)
Changes in Revolving Credit Facility	(53,182)	7,631,066
Grants Received for Construction of Plant	1,070,948	-
Repurchase of Common Stock	-	(3,187,500)
Dividends Paid	(1,430,771)	(1,420,248)
Net Cash Provided by Financing Activities	19,577,083	668,645

NET CHANGE IN CASH	86,005	(1,399,277)

CASH at Beginning of Period	310,556	2,306,149

CASH at End of Period	$396,561	$906,872

Supplemental cash flow information:
Cash paid for interest	$3,657,439	$951,333
Net cash paid for income taxes	$240,500	$135,000

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

THREE MONTHS ENDED JUNE 30, 2023
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2023	5,098,865	$8,498,109	$1,263,380	$69,763	$96,145,946	$105,977,198

Director's Stock Plan	27,716	46,193			341,277	387,470
Restricted Stock Grant				8,468		8,468
Non-Cash, Share-Based Compensation					69,901	69,901
Net Income					349,428	349,428
Dividends					(717,721)	(717,721)
Unrealized Gain on Interest Rate Swap			249,300			249,300

BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

	THREE MONTHS ENDED JUNE 30, 2022
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on March 31, 2022	5,064,760	$8,441,267	$654,902	$262,735	$89,187,861	$98,546,765

Director's Stock Plan	19,818	33,030			354,412	387,442
Restricted Stock Grant				(19,293)		(19,293)
Non-Cash, Share-Based Compensation				28,792		28,792
Net Income					1,700,401	1,700,401
Dividends					(711,841)	(711,841)
Unrealized Gain on Interest Rate Swap			481,595			481,595

BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2023
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

Directors' Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grant				(1,661)		(1,661)
Non-Cash, Share-Based Compensation					102,292	102,292
Net Income					4,670,987	4,670,987
Dividends					(1,430,771)	(1,430,771)
Unrealized Loss on Interest Rate Swap			(69,775)			(69,775)

BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

	SIX MONTHS ENDED JUNE 30, 2022
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	90,338,806	$98,650,595

Directors' Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				(15,511)		(15,511)
Non-Cash, Share-Based Compensation				28,792		28,792
Exercise of RSU's	31	52		(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					4,102,007	4,102,007
Dividends					(1,420,248)	(1,420,248)
Unrealized Gain on Interest Rate Swap			1,767,750			1,767,750

BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 (Unaudited)

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

Cost of Services (excluding depreciation and amortization)

Cost of services includes all costs related to the delivery of communication services and products. These operating costs include all the costs of performing services and providing related products including engineering, network monitoring and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated with our operations.

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. In 2022, we accelerated depreciation on our copper networks as we transition to a new fiber-to-the-premise (FTTP) network. Other than this change, we have not made any other significant changes to the lives of these assets in the two-year period ended June 30, 2023. Depreciation expense was $6,578,644 and $6,015,185 for the six months ended June 30, 2023, and 2022. The increase in depreciation expense in the first six months of 2023 was primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission (FCC) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in our property, plant and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment, therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

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

As of June 30, 2023, and December 31, 2022, we had $19,787 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2018 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022, we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2023, and December 31, 2022, we had $3,518 of accrued interest or penalties that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$349,428	$349,428	$1,700,401	$1,700,401	$4,670,987	$4,670,987	$4,102,007	$4,102,007

Weighted-average common shares outstanding	5,117,342	5,178,323	5,077,972	5,097,055	5,106,220	5,157,569	5,094,797	5,110,798

Net income per share	$0.07	$0.07	$0.33	$0.33	$0.91	$0.91	$0.81	$0.80

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,117,342	5,117,342	5,077,972	5,077,972	5,106,220	5,106,220	5,094,797	5,094,797

Dilutive RSU's/Options	-	60,981	-	19,083	-	51,349	-	16,001

Weighted-average common shares outstanding	5,117,342	5,178,323	5,077,972	5,097,055	5,106,220	5,157,569	5,094,797	5,110,798

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. During the quarter ended June 30, 2022, we novated a certain hedging relationship to one our interest rate swap agreements (IRSAs) by changing the reference rated from the London Inter-Bank Offered Rate to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements.

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

Our revenue contracts with customers may include a promise or promises to deliver services such as broadband, video or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it provides a series of distinct services that are substantially the same and have the same pattern of transfer.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
	2023	2022
Voice Service¹	$1,427,841	$1,587,265
Network Access¹	989,294	1,240,045
Video Service¹	3,063,857	3,178,388
Data Service¹	6,269,017	6,184,006
Directory²	148,031	164,646
Other Contracted Revenue³	710,324	692,951
Other[4]	444,146	293,706

Revenue from customers	13,052,510	13,341,007

Subsidy and other revenue outside scope of ASC 606[5]	3,232,177	3,099,356

Total revenue	$16,284,687	$16,440,363

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

For the three months ended June 30, 2023, approximately 77.42% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.85% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.73% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2022, approximately 79.36% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 18.85% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.79% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Voice Services¹	$2,867,867	$3,198,323
Network Access¹	2,118,379	2,565,682
Video Service¹	6,115,154	6,319,740
Data Service¹	12,522,213	12,333,466
Directory²	303,290	325,738
Other Contracted Revenue³	1,365,713	1,364,558
Other[4]	896,952	599,207

Revenue from customers	26,189,568	26,706,714

Subsidy and other revenue outside scope of ASC 606[5]	6,458,066	6,208,421

Total revenue	$32,647,634	$32,915,135

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

For the six months ended June 30, 2023, approximately 77.47% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.78% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.75% of total revenue was from other sources including CPE and equipment sales and installation.

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

Revenues earned from other communication carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers on a monthly basis. Revenues are billed at tariffed access rates for both interstate and intrastate calls and are recognized as revenue monthly based on the period the access was provided.

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

Directory – Our directory publishing revenue in our telephone directories recurs monthly and is recognized as revenue on a monthly basis.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30, 2023	June 30, 2022

Accounts receivable, net - beginning balance	$1,477,692	$1,512,369
Accounts receivable, net - ending balance	3,106,417	2,038,790

Contract assets - beginning balance	794,193	662,437
Contract assets - ending balance	1,165,391	711,156

Contract liabilities - beginning balance	626,306	602,007
Contract liabilities - ending balance	535,458	608,626

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended June 30, 2023, and 2022 the Company recognized expenses of $108,985 and $72,086, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2023, and 2022 the Company recognized expenses of $199,736 and $137,731, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contact liabilities include customer deposits that are not recognized as revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contact liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contact liabilities are included in noncurrent liabilities under other accrued liabilities.

During the three months ended June 30, 2023, and 2022, the Company recognized revenues of $61,779 and $53,461, respectively, related to deferred revenues. During the six months ended June 30, 2023, and 2022, the Company recognized revenues of $248,418 and $235,936, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2023. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of June 30, 2023, and December 31, 2022. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance June 30, 2023	Balance December 31, 2022
Operating Lease Right-Of-Use Assets	$1,169,931	$1,341,029

Operating Lease Liabilities	Balance June 30, 2023	Balance December 31, 2022
Short-Term Operating Lease Liabilities	$366,858	$356,400
Long-Term Operating Lease Liabilities	840,715	$1,026,978
Total	$1,207,573	$1,383,378

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2023
2023 (remaining)	$215,280
2024	319,215
2025	130,863
2026	128,822
2027	131,626
Thereafter	572,681
Total	1,498,487
Less Imputed interest	(290,914)
Present Value of Operating Leases	$1,207,573

The following summarizes other information related to leases for the quarter ended June 30, 2023, as follows:

Weighted Average Remaining Lease Term (Years)	6.90
Weighted Average Discount Rate	6.00%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the three and six months ended June 30, 2023, were $105,098 and $210,706. Lease expenses for the three and six months ended June 30, 2022, were $92,717 and $180,006.

Note 4 – Fair Value Measurements

We have adopted the rules prescribed under GAAP for our financial assets and liabilities. GAAP includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that is either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

We have used financial derivative instruments to manage our overall cash flow exposure to fluctuations in interest rates. We accounted for derivative instruments in accordance with GAAP that requires derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments must be recognized in earnings unless specific hedge accounting criteria are met, in which case, the gains and losses are included in other comprehensive income rather than in earnings.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2022. As of June 30, 2023, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 as of June 30, 2023, and December 31, 2022.

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

The components of our identified intangible assets are as follows:

		June 30, 2023		December 31, 2022
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$31,241,534	$42,878,445	$30,429,708
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Trade Name	3-5 yrs	310,106	304,476	310,106	273,465
Indefinitely-Lived Intangible Assets
Video Franchise		3,000,000	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$35,546,010	$51,066,365	$34,703,173

Net Identified Intangible Assets			$15,520,355		$16,363,192

Amortization expense related to the definite-lived intangible assets was $842,837 and $967,169 for the six months ended June 30, 2023, and 2022. Amortization expense for the remaining six months of 2023 and the five years subsequent to 2023 is estimated to be:

● (July 1 – December 31)	$817,458
● 2024	$1,623,654
● 2025	$1,618,732
● 2026	$1,613,809
● 2027	$906,667
● 2028	$906,667

Note 6 – Secured Credit Facility

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million.

Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022 for further details regarding the new credit agreements with CoBank.

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

New Credit Agreement:

●

TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. The final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028, through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029.

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $30,000,000 on this Delayed Draw Term Loan as of June 30, 2023.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is July 15, 2027. We currently have drawn $19,831,901 on this revolving note as of June 30, 2023.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of June 30, 2023, our IRSA covered $10,374,500, with a weighted average interest rate of 5.61%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of June 30, 2023, our IRSA covered $29,077,872, with a weighted average interest rate of 3.94%.

Our remaining outstanding debt of $60.4 million remains subject to variable interest rates at an effective weighted average interest rate of 8.14%, as of June 30, 2023.

As of June 30, 2023 our additional delayed draw term loan of $20.0 million and unused revolving credit facility of $10.2 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred. Our current Total Leverage Ratio as of June 30, 2023, was 4.07.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. As of June 30, 2023, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our then existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank as of August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of June 30, 2023, the fair value asset of these swaps was $2,116,820, which has been recorded net of deferred tax of $604,140, resulting in the $1,512,680 in accumulated other comprehensive income gain. As of June 30, 2022, the fair value asset of these swaps was $1,590,396, which has been recorded net of deferred tax of $453,899, resulting in the $1,136,497 in accumulated other comprehensive income gain.

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

Nuvera recognized a net gain of $4,058,513 in book value in connection with the sale of the FiberComm, LC (Fibercomm) interest.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2023, and 2022, respectively, the Company had not recorded any gains or losses on our investments.

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

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan, which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of June 30, 2023, 149,747 shares remain available to be issued under the Plan.

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company.
	•	Hutchinson Telephone Company (HTC), a wholly owned subsidiary of Nuvera.
	•	Peoples Telephone Company, a wholly owned subsidiary of Nuvera.
	•	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera.
	•	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera.
	•	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.
●	Our investments and interests in the following entities include some management responsibilities:
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services.
•

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of June 30, 2023, the Company had outstanding commitments for material of approximately $1.5 million and outstanding contract amounts of approximately $23.6 million in 2023 and $14.8 million in 2024.

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2023 is approximately $49.3 million and will be financed through our credit facility with CoBank debt financing and internally generated funds. The Company has committed to buying large quantities of fiber in 2023 to accommodate the building of its new advanced fiber network.

Note 13 – Broadband Grants

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. We have not received any funds for these projects as of June 30, 2023.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,467,308 for these projects as of June 30, 2023.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2023, 221,984 shares remain available for future grant under the 2017 OSP.

Starting in 2017, our BOD and Compensation Committee granted RSU awards to the Company’s executive officers under the 2017 OSP. We recognize share-based compensation expense for these RSUs over the vesting period of the RSUs, which is determined by our BOD. Forfeitures of RSUs are accounted for as they occur. Each executive officer was eligible to receive time-based RSUs and performance based RSUs. The time-based RSUs are computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD, and vest over a three-year period, subject to the executive officer being employed by the Company on the vesting date. The performance based RSUs are also computed as a percentage of the executive officer’s base salary based on the closing price of Company common stock on a date set by the BOD and vest over a three-year period based on the Company attaining an average Return on Invested Capital (ROIC) over that three-year period. The ROIC target is set by the BOD. Executive officers may earn more or fewer performance based RSUs based on if the actual ROIC achieved over the time period is more or less than target. Upon vesting of either time-based or performance based RSUs, the executive officers are issued Common Stock in exchange for the RSUs.

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date

Balance at December 31, 2021	9,440	13,270
Forfeited	(1,685)	(4,325)
Exercised	(4,391)	(4,244)	$17.18	12/31/2022
Balance at December 31, 2022	3,364	4,701
Forfeited	-	-
Exercised	-	-
Balance at June 30, 2023	3,364	4,701

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified stock Options (Options). The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to overall success.

As previously disclosed, the number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $14.70 on March 31, 2023, and $21.20 on April 11, 2022. The 2023 Options will vest one-third each on March 31, 2024, 2025 and 2026. The 2022 Options will vest one-third each on April 11, 2023, 2024 and 2025.

		Closing Stock Price	Vesting Date

	Options
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at June 30, 2023	276,037

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	9.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	9.00	$-
Granted	154,294	14.70	9.75	-
Forfeited	-	-	-	-
Outstanding as of June 2023	276,037	$17.57	9.42	$-

The Options had no intrinsic value as of June 30, 2023.

The weighted average grant date fair value per share for employee stock and non-employee Option grants during the three months ended March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants during the twelve months ended December 31, 2022, was $3.24. As of June 30, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $644,594, which the Company expects to recognize over a weighted-average period of approximately 2.40 years. As of December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $299,434, which the Company expects to recognize over a weighted-average period of approximately 2.28 years.

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

Results of Operations

Overview

Nuvera has an advanced fiber communications network and offers a diverse array of communications products and services. We provide broadband Internet access, video services and managed and hosted solutions services. In addition, we provide local voice service and network access to other communications carriers for connections to our networks as well as long-distance service.

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our advanced fiber networks. We also require capital to maintain our advanced fiber networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, maintain our communication equipment customers; pay dividends and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

In the first six months of 2023, we have seen our overall revenues decline slightly despite Internet growth mentioned below. The decline in revenue was due to accelerated losses in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first six months of 2023 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2023, we have $10.2 million on our bank revolver available for use in the event that the need arises. In addition, we have a $20.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary Peoples Telephone Company. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera initially recognized a net gain of $4,087,207 in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of June 30, 2023.

●

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a new credit facility in the aggregate principal amount of $130.0 million. Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (iii) the Company operating subsidiaries’ agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022, for further details regarding the new credit agreements with CoBank.

●

On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art fiber network provides now and for years to come.” said State Sen. Nick Frentz, DFL-North Mankato. Nuvera’s Gig-speed end-to-end fiber network is building and rolling out now. Service will be available for thousands of customers in 2022. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 megabytes per second to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” While Nuvera’s goal is to bring Gig-speed service to as many communities as possible, the initial buildout will focus on the following cities and surrounding communities:

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

In 2023, we plan to upgrade 17,000 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of June 30, 2023, we have upgraded 4,094 of the planned 17,000 passings with these fiber services.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,467,308 for these projects as of June 30, 2023.

●

Net income for the second quarter of 2023 totaled $349,428, which was a $1,350,973, or 79.45% decrease compared to the second quarter of 2022. This decrease was primarily due to an increase in interest expense and a decrease in operating income, all of which are described below.

●

Consolidated revenue for the second quarter of 2023 totaled $16,284,687, which was a $155,676 or 0.95% decrease compared to the second quarter of 2022. This decrease was primarily due to decreases in voice service, network access revenues, and video services, partially offset by increases in data revenues, FUSF subsidies and other revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2023.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,780 or 10.92% for the twelve months ended June 30, 2023, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last four quarter.

Nuvera Communications, Inc.
Reporting by Technology

	Q3 2022		Q4 2022		Q1 2023		Q2 2023
Premise Passings
Fiber - NuFiber/Gig-Cities	10,670		18,041		19,714		22,135
Non-Fiber	51,709		44,572		43,512		41,389
Total Passings	62,379		62,613		63,226		63,524
% Fiber Coverage	17.1%		28.8%		31.2%		34.8%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	3,824		5,290		6,333		6,922
Business	575		634		653		721
Totals	4,399	41.2%	5,924	32.8%	6,986	35.4%	7,643	34.5%
Non-Fiber
Residential	21,270		19,827		18,820		18,333
Business	1,761		1,691		1,661		1,583
Totals	23,031	44.5%	21,518	48.3%	20,481	47.1%	19,916	48.1%
Total Broadband Connections	27,430	44.0%	27,442	43.8%	27,467	43.4%	27,559	43.4%
% Broadband on Fiber	16.0%		21.6%		25.4%		27.7%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$791,983	$71.11	$920,803	$66.36	$1,188,519	$65.16	$1,336,368	$65.84
Business	$386,518	$232.00	$418,805	$226.14	$423,173	$219.15	$448,394	$213.52
Totals	$1,178,501	$92.04	$1,339,608	$85.18	$1,611,692	$79.90	$1,784,762	$79.69
Non-Fiber
Residential	$3,811,900	$59.22	$3,634,461	$59.15	$3,438,274	$60.11	$3,311,883	$59.69
Business	$539,012	$100.60	$510,427	$99.10	$525,717	$104.45	$513,860	$105.97
Totals	$4,350,912	$62.40	$4,144,888	$62.24	$3,963,991	$63.70	$3,825,743	$63.41
Total Internet/BB Revenue	$5,529,413		$5,484,496		$5,575,683		$5,610,505
% Revenue from Fiber	21.3%		24.4%		28.9%		31.8%

Other Internet Reveneue	$1,267,916		$1,255,619		$1,240,866		$1,264,065

Total Internet Revenue	$6,797,329		$6,740,115		$6,816,549		$6,874,570

All Other Revenue	$9,683,798		$9,578,092		$9,546,398		$9,410,117

Total Revenue	$16,481,127		$16,318,207		$16,362,947		$16,284,687

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Communications Segment for the three and six months ended June 30, 2023, and 2022 are included below:

Communications Segment	Three Months Ended June 30,

	2023	2022	Increase (Decrease)
Operating Revenues
Voice Service	$1,293,258	$1,447,979	$(154,721)	-10.69%
Network Access	955,459	1,202,965	(247,506)	-20.57%
Video Service	3,063,857	3,178,388	(114,531)	-3.60%
Data Service	6,874,570	6,774,036	100,534	1.48%
A-CAM/FUSF	2,990,581	2,890,500	100,081	3.46%
Other	1,106,962	946,495	160,467	16.95%
Total Operating Revenues	16,284,687	16,440,363	(155,676)	-0.95%

Cost of Services, Excluding Depreciation and Amortization	8,080,167	7,696,826	383,341	4.98%
Selling, General and Administrative	2,656,926	2,645,472	11,454	0.43%
Depreciation and Amortization Expenses	3,734,449	3,493,070	241,379	6.91%
Total Operating Expenses	14,471,542	13,835,368	636,174	4.60%

Operating Income	$1,813,145	$2,604,995	$(791,850)	-30.40%

Net Income	$349,428	$1,700,401	$(1,350,973)	-79.45%

Capital Expenditures	$9,809,873	$5,895,400	$3,914,473	66.40%

Communications Segment
	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Operating Revenues
Voice Service	$2,605,851	$2,916,157	$(310,306)	-10.64%
Network Access	2,050,751	2,494,275	(443,524)	-17.78%
Video Service	6,115,154	6,319,880	(204,726)	-3.24%
Data Service	13,691,119	13,490,888	200,231	1.48%
A-CAM/FUSF	5,978,860	5,785,087	193,773	3.35%
Other	2,205,899	1,908,848	297,051	15.56%
Total Operating Revenues	32,647,634	32,915,135	(267,501)	-0.81%

Cost of Services, Excluding Depreciation and Amortization	15,988,539	15,080,652	907,887	6.02%
Selling, General and Administrative	5,236,272	5,306,935	(70,663)	-1.33%
Depreciation and Amortization Expenses	7,421,481	6,991,354	430,127	6.15%
Total Operating Expenses	28,646,292	27,378,941	1,267,351	4.63%

Operating Income	$4,001,342	$5,536,194	$(1,534,852)	-27.72%

Net Income	$4,670,987	$4,102,007	$568,980	13.87%

Capital Expenditures	$15,092,419	$10,012,147	$5,080,272	50.74%

Key metrics
Access Lines	14,520	16,300	(1,780)	-10.92%
Video Customers	8,639	9,887	(1,248)	-12.62%
Data Customers	32,769	32,741	28	0.09%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,293,258, which was $154,721 or 10.69% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $2,605,851 which was $310,306 or 10.64% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company has been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $955,459, which was $247,506 or 20.57% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $2,050,751, which is $443,524 or 17.78% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $3,063,857, which was $114,531 or 3.60% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Video service revenue was $6,115,154, which was $204,726 or 3.24% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $6,874,570, which was $100,534 or 1.48% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $13,691,119, which was $200,231 or 1.48% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These increases were primarily due to an increase in fiber customers, customers upgrading their packages and speeds, and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $2,990,581, which was $100,081 or 3.46% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. A-CAM/FUSF support totaled $5,978,860, which was $193,773 or 3.35% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These increases were primarily due to higher FUSF support received for Scott-Rice Broadband Loop Support.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,106,962, which was $160,467 or 16.95% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $2,205,899 which was $297,051 or 15.56% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These increases were primarily due to a paper bill fee that was instituted in December of 2022, partially offset by a decrease in the sales and installation of CPE, and lower long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $8,080,167, which was $383,341 or 4.98% higher in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and was $15,988,539, which was $907,887 or 6.02% higher in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases were primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. These increases were partially offset by lower programming costs from video content providers due to a loss of video customers. We have experienced increased inflation in our operations in the first six months of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,656,926, which was $11,454 or 0.43% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase reflects the increased costs associated with inflationary pressures. Selling, general and administrative expenses were $5,236,272, which is $70,663 or 1.33% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This decrease reflects the cost containment efforts implemented in 2023 and 2022. We have experienced increased inflation in our operations in the first six months of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $3,734,449, which was $241,379 or 6.91% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $7,421,481, which was $430,127 or 6.15% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These increases were primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network.

Operating Income

Operating income was $1,813,145, which was $791,850 or 30.40% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Operating income was $4,001,342, which was $1,534,852 or 27.72% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These decreases were primarily due to the higher cost of services and depreciation, which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $1,556,065, which was $1,029,657 or 195.60% higher in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $2,758,988, which was $1,735,925 or 169.68% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These increases were primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $55,771, which was $3,592 or 6.05% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $145,046, which was $91,362 or 38.65% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. These decreases were primarily due to decreases in dividend income earned on our investments.

The gain on sale of investments reflects the sale of Fibercomm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023.

Other income for the six months ended June 30, 2023, and 2022, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2023 was $692,371, compared to $567,468 allocated and received in 2022. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are allocated and received.

Other investment income was $61,451, which was $101,625 or 62.32% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was $150,987, which was $136,390 or 47.46% lower in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in six months ended June 30, 2023 compared to June 30, 2022, due to the sale of Fibercomm in the first quarter of 2023.

Income Taxes

Income tax expense was $135,908, which was $525,353 or 79.45% lower in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease was primarily due to lower operating income and higher interest expense.  Income tax expense was $1,816,511, which was $221,294 or 13.87% higher in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase primarily reflects the gain from the sale of our Fibercomm equity investment on March 31, 2023. The effective income tax rate for the six months ending June 30, 2023, and 2022 was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $204,916,376 as of June 30, 2023, reflecting 51.9% equity and 48.1% debt. This compares to a capital structure of $181,134,049 as of December 31, 2022, reflecting 56.6% equity and 43.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.07 times debt to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2023, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2023, we had a working capital surplus of $26,864,743. In addition, as of June 30, 2023, we had $10.2 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $20.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of June 30, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

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

The following table summarizes our cash flow:

Six Months Ended June 30,
2023		2022
Net cash provided by (used in):
Operating activities	$7,361,283	$12,586,765
Investing activities	(26,852,361)	(14,654,687)
Financing activities	19,577,083	668,645
Change in cash	$86,005	$(1,399,277)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2023 was $7,361,283, compared to cash generated by operations of $12,586,765 in the first six months of 2022. The decrease in cash from operating activities in 2023 was primarily due to lower operating income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of June 30, 2023, was $396,561, compared to $310,556 as of December 31, 2022.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $26,852,361 during the first six months of 2023 compared to $14,654,687 for the first six months of 2022. Capital expenditures relating to our fiber initiative and on-going operations were $15,092,419 for the six months ended June 30, 2023, compared to $10,012,147 for the six months ended June 30, 2022. Materials and supply expenditures increased by $17,541,898 in the first six months of 2023 compared to $4,649,328 for the first six months of 2022. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting to continue to impact us in 2023. This was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2023, we had $10.2 million available under our existing credit facility and $20.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided By Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023, was $19,577,083. This included loan proceeds from our delayed draw term loan of $20,000,000, loan origination fees of $9,912, changes in our revolving credit facility of $53,182, grants received for construction of plant of $1,070,948, and the distribution of $1,430,771 of dividends to our stockholders. Cash provided by financing activities for the six months ended June 30, 2022, was $668,645. This included long-term debt repayments of $2,305,200, loan origination fees of $49,473, changes in our revolving credit facility of $7,631,066, the repurchase of common stock of $3,187,500 and the distribution of $1,420,248 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $26,864,743 as of June 30, 2023, with current assets of approximately $47.3 million and current liabilities of approximately $20.4 million, compared to a working capital surplus of $18,161,983 as of December 31, 2022. The ratio of current assets to current liabilities was 2.32 and 2.56 June 30, 2023, and December 31, 2022. The working capital surplus as of June 30, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

As of June 30, 2023, and December 31, 2022, we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2023, which totaled $717,721 for the second quarter and $713,050 for the first quarter. We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2022, which totaled $711,841 for the second quarter and $708,407 for the first quarter.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred.

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs. Should our BOD determine, a dividend will be declared, we expect we will have sufficient availability from our current cash flows from operations to fund our existing cash needs and the payment of our dividends. In addition, we expect we will have sufficient availability under our revolving credit facility and delayed term loan to fund dividend payments in addition to any fluctuations in working capital and other cash needs.

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated over-the-top (OTT) services that deliver video content to TV, computers and other devices over the Internet. OTT services can include episodes of highly rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content similar to those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

Competitors in the markets we serve may enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business. We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively, we could lose customers, revenue and market share.

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network in order to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our FTTH broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2024. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

We must adapt to rapid technological changes. If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services. Our industry operates in a technologically complex environment. New technologies are continually developed, and existing products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication and broadband needs. To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels. Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers. If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass communications companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services. Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks. Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint. As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber-optics in parts of our networks and are building a new FTTP network, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

As a critical infrastructure provider, we continued to operate our business and provide services to our customers. Although we are considered an essential business, the outbreak of COVID-19 and any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers and could do so for an indefinite period of time. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, concerns regarding the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has and may continue to adversely affect the market price of our common stock and our ability to access capital markets. In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

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

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various FUSF programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support. We cannot predict future changes that may have an impact on the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows.

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

There have been recent media reports alleging that certain lead sheathed copper cables that are part of our copper network may present general health or environmental risks in areas where those facilities are deployed. We have not been given access to the test methodology or the test results on which those reports are based, so we are unable to access the accuracy or implications of those reports. We are currently researching our network for lead cable in service that was identified in the media reports. Until that time, we cannot predict what actions, if any, we may ultimately take with respect to the lead sheathed cable in our network or the potential financial, operational, regulatory or reputational impacts of the situation on us.

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business. Attempts by others to gain unauthorized access to organizations' information technology systems are becoming more frequent and sophisticated and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems. We seek to prevent, detect and investigate all security incidents that do occur; however, we may be unable to prevent or detect a significant attack in the future. Significant information technology security failures could result in the theft, loss, damage, unauthorized use or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business. If a security breach results in misuse of our customers' confidential information, we may incur liability as a result.

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

Acquisitions present many risks, and we may be unable to realize the anticipated benefits of acquisitions. From time to time, we make acquisitions and investments or enter into other strategic transactions. In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Relating to Current Economic Conditions

Weak economic conditions may have a negative impact on our business, results of operations and financial condition. Downturns in the economic conditions in the markets and industries we serve could adversely affect demand for our products and services and have a negative impact on the results of our operations. Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue the services to which they subscribe. This risk may be worsened by the expanded availability of free or lower cost services, such as streaming or OTT services or substitute services, such as wireless phones and public Wi-Fi networks. Weak economic conditions may also have an impact on the ability of third parties to satisfy their obligations to us.

Risks Relating to Our Stock

The price of our common stock may be volatile and may fluctuate substantially, which could negatively affect the holders of our common stock. The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of the sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, competitive factors, regulatory developments, labor disruptions, general market conditions and market conditions affecting the stock of communications companies. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.

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

We also are subject to laws that may have a similar effect. For example, federal and certain state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over a business without prior regulatory approval. These laws and regulations make it difficult for another company to acquire us, and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of June 30, 2023, we had $99.8 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

Our variable-rate debt subjects us to interest rate risk, which could have an impact on our cost of borrowing and operating results. Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could have a negative impact on the results of our operations and operating cash flows. We utilize IRSAs to convert a portion of our variable-rate debt to a fixed-rate basis. However, we do not maintain interest rate hedging agreements for all of our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Changes in fair value of cash flow hedges that have been de-designated or determined to be ineffective are recognized in earnings. Significant increases or decreases in the fair value of these cash flow hedges could cause favorable or adverse fluctuations in the results of our operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the FCC and other federal, state and local entities. Rapid changes in technology and market conditions have resulted in changes in how the government addresses communications, video programming and Internet services. Many businesses that compete with our communications companies are comparatively less regulated. Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations. In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and digital video disc firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans. New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future. Not only are these governmental entities continuing to move forward on these matters, but their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

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

The outcome of pending matters before the FCC and the Federal Trade Commission and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services and could affect our ability to compete in the markets we serve.

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

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations. In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees to numerous federal, state and local governmental authorities. In many cases, the application of tax laws is uncertain and subject to differing interpretations, especially when evaluated against new technologies and communications services, such as broadband Internet access and cloud related services. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the Tax Cuts and Jobs Act of 2017, a major federal tax reform, which had a significant impact on our tax obligations and effective income tax rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in the first and second quarters of 2023 nor the second, third and fourth quarters of 2022 and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

 In two transactions that closed on February 25, 2022, and February 28, 2022, Nuvera purchased 75,000 shares each from two shareholders, for a total of 150,000 shares at a price of $21.25 per share for a total purchase price of $3,187,500. The shares were purchased pursuant to a privately negotiated purchase agreement between Nuvera and the shareholders. This stock purchase was authorized by the Nuvera BOD, and a waiver was obtained from CoBank to facilitate the sale. See Nuvera’s Form 8-K filed with the SEC on March 2, 2022, for more information regarding this stock purchase.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 14, 2023	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 14, 2023	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer