Form 10-Q
period 2023-09-30
Nuvera Communications, Inc.
filed 2023-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2023

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

The total number of shares of the registrant’s common stock outstanding as of November 14, 2023: 5,126,581.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
OPERATING REVENUES:
Voice Service	$1,363,543	$1,404,890	$3,969,394	$4,321,047
Network Access	876,186	1,190,870	2,926,937	3,685,145
Video Service	3,005,010	3,126,733	9,120,164	9,446,613
Data Service	6,881,965	6,797,329	20,573,084	20,288,217
A-CAM/FUSF	2,971,267	2,952,651	8,950,127	8,737,738
Other Non-Regulated	1,272,507	1,008,654	3,478,406	2,917,502
Total Operating Revenues	16,370,478	16,481,127	49,018,112	49,396,262

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,590,491	3,677,595	11,512,927	10,770,036
Cost of Video	2,346,037	2,505,185	7,229,269	7,604,067
Cost of Data	1,280,342	997,843	3,673,237	3,098,866
Cost of Other Nonregulated Services	485,149	393,212	1,275,125	1,181,518
Depreciation and Amortization	3,949,978	3,520,963	11,371,459	10,512,317
Selling, General and Administrative	2,372,515	2,264,090	7,608,787	7,571,025
Total Operating Expenses	14,024,512	13,358,888	42,670,804	40,737,829

OPERATING INCOME	2,345,966	3,122,239	6,347,308	8,658,433

OTHER INCOME (EXPENSE)
Interest Expense	(1,959,514)	(1,083,162)	(4,718,502)	(2,106,225)
Interest/Dividend Income	14,307	24,132	159,353	260,540
Interest During Construction	243,113	106,229	439,356	199,069
Gain on Sale of Investments	(38,096)	217,876	4,022,401	217,876
CoBank Patronage Dividends	-	-	692,371	567,468
Other Investment Income	65,269	144,140	216,256	431,517
Total Other Income (Expense)	(1,674,921)	(590,785)	811,235	(429,755)

INCOME BEFORE INCOME TAXES	671,045	2,531,454	7,158,543	8,228,678

INCOME TAXES EXPENSE	187,875	708,806	2,004,386	2,304,023

NET INCOME	$483,170	$1,822,648	$5,154,157	$5,924,655

NET INCOME PER SHARE
Basic	$0.09	$0.36	$1.01	$1.16
Diluted	$0.09	$0.36	$1.00	$1.16

DIVIDENDS PER SHARE	$0.0000	$0.1400	$0.2800	$0.4200

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,126,581	5,084,578	5,113,007	5,091,391
Diluted	5,211,382	5,115,477	5,175,507	5,112,358

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022

Net Income	$483,170	$1,822,648	$5,154,157	$5,924,655

Other Comprehensive Gain (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	(125,051)	765,646	(222,693)	3,239,407
Income Tax Expense (Benefit) Related to Unrealized Gains (Losses) on Interest Rate Swaps	35,689	(218,515)	63,556	(924,526)
Other Comprehensive Gain (Loss):	(89,362)	547,131	(159,137)	2,314,881

Comprehensive Income	$393,808	$2,369,779	$4,995,020	$8,239,536

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	September 30, 2023	December 31, 2022

CURRENT ASSETS:
Cash	$573,175	$310,556
Receivables, Net of Allowance for Doubtful Accounts of $153,000 and $140,000	4,091,864	3,725,422
Income Taxes Receivable	-	283,665
Materials, Supplies, and Inventories	39,237,118	23,617,800
Prepaid Expenses and Other Current Assets	2,553,960	1,886,480
Total Current Assets	46,456,117	29,823,923

INVESTMENTS & OTHER ASSETS:
Goodwill	49,903,029	49,903,029
Intangibles	15,001,666	16,363,192
Other Investments	8,415,582	11,016,246
Right of Use Asset	1,276,743	1,341,029
Financial Derivative Instruments	1,991,769	2,214,462
Other Assets	889,708	461,445
Total Investments and Other Assets	77,478,497	81,299,403

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	259,579,160	219,891,050
Other Property & Equipment	31,319,882	29,836,775
Video Plant	18,437,925	16,096,032
Total Property, Plant and Equipment	309,336,967	265,823,857
Less Accumulated Depreciation	169,642,226	159,632,293
Net Property, Plant & Equipment	139,694,741	106,191,564

TOTAL ASSETS	$263,629,355	$217,314,890

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30, 2023	December 31, 2022
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	15,874,273	7,012,264
Accrued Income Taxes	1,350,222	-
Other Accrued Taxes	189,031	243,965
Accrued Compensation	1,977,903	2,051,316
Other Accrued Liabilities	1,622,245	2,354,395
Total Current Liabilities	21,013,674	11,661,940

LONG-TERM DEBT, Net of Unamortized Loan Fees	111,805,495	78,552,197

NONCURRENT LIABILITIES:
Loan Guarantees	-	169,565
Deferred Income Taxes	22,673,974	22,737,530
Unrecognized Tax Benefit	23,304	23,304
Other Accrued Liabilities	1,322,867	1,588,502
Total Noncurrent Liabilities	24,020,145	24,518,901

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,126,581 and 5,093,213 Shares Issued and Outstanding	8,544,302	8,488,689
Accumulated Other Comprehensive Gain	1,423,318	1,582,455
Unearned Compensation	79,750	79,892
Retained Earnings	96,742,671	92,430,816
Total Stockholders' Equity	106,790,041	102,581,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,629,355	$217,314,890

Certain historical numbers have been changed to conform to the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,154,157	$5,924,655
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,526,448	10,627,533
Gains on Investments	(4,022,401)	(217,876)
Undistributed Earnings of Other Equity Investments	(219,912)	(408,613)
Noncash Patronage Refund	(123,745)	(133,467)
Stock Issued in Lieu of Cash Payment	373,175	300,507
Distributions from Equity Investments	28,048	210,917
Stock-based Compensation	172,820	81,273
Changes in Assets and Liabilities:
Receivables	(259,621)	130,198
Income Taxes Receivable	283,665	1,405,622
Inventory for Resale	30,767	13,252
Prepaid Expenses	(569,535)	(68,097)
Other Assets	(451,967)	(11,588)
Accounts Payable	(4,230)	358,289
Accrued Income Taxes	1,350,222	643,401
Other Accrued Taxes	(54,934)	(73,361)
Other Accrued Liabilities	(906,890)	1,154,325
Deferred Compensation	(100,022)	(30,098)
Net Cash Provided by Operating Activities	12,206,045	19,906,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(33,397,721)	(22,407,662)
Materials and Supplies for Construction	(17,827,735)	(12,319,553)
Proceeds from Sale of Equity Investments	5,876,305	-
Other, Net	216,511	7,304
Net Cash Used in Investing Activities	(45,132,640)	(34,719,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(57,330,775)
Loan Proceeds	30,000,000	56,063,223
Loan Origination Fees	(17,811)	(1,055,773)
Changes in Revolving Credit Facility	3,116,119	22,216,303
Grants Received for Construction of Plant	1,521,677	396,360
Repurchase of Common Stock	-	(3,187,500)
Dividends Paid	(1,430,771)	(2,132,089)
Net Cash Provided by Financing Activities	33,189,214	14,969,749

NET CHANGE IN CASH	262,619	156,710

CASH at Beginning of Period	310,556	2,306,149

CASH at End of Period	$573,175	$2,462,859

Supplemental cash flow information:
Cash paid for interest	$5,286,760	$925,530
Net cash paid for income taxes	$370,500	$255,000

Certain historical numbers have changed to conform with the current year's presentation.

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2023
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount	Gain

BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

Restricted Stock Grant				1,519		1,519
Non-Cash, Share-Based Compensation					70,670	70,670
Net Income					483,170	483,170
Unrealized Loss on Interest Rate Swap			(89,362)			(89,362)

BALANCE on September 30, 2023	5,126,581	$8,544,302	$1,423,318	$79,750	$96,742,671	$106,790,041

	THREE MONTHS ENDED SEPTEMBER 30, 2022
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount	Gain
BALANCE on June 30, 2022	5,084,578	$8,474,297	$1,136,497	$272,234	$90,530,833	$100,413,861

Restricted Stock Grant				34,882		34,882
Non-Cash, Share-Based Compensation				(28,792)	61,903	33,111
Net Income					1,822,648	1,822,648
Dividends					(711,841)	(711,841)
Unrealized Gain on Interest Rate Swap			547,131			547,131

BALANCE on September 30, 2022	5,084,578	$8,474,297	$1,683,628	$278,324	$91,703,543	$102,139,792

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

Directors' Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grant				(142)		(142)
Non-Cash, Share-Based Compensation					172,962	172,962
Net Income					5,154,157	5,154,157
Dividends					(1,430,771)	(1,430,771)
Unrealized Loss on Interest Rate Swap			(159,137)			(159,137)

BALANCE on September 30, 2023	5,126,581	$8,544,302	$1,423,318	$79,750	$96,742,671	$106,790,041

	NINE MONTHS ENDED SEPTEMBER 30, 2022
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	90,338,806	$98,650,595

Directors' Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				19,371		19,371
Non-Cash, Share-Based Compensation					61,903	61,903
Exercise of RSU's	31	52		(667)	615	-
Repurchase of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					5,924,655	5,924,655
Dividends					(2,132,089)	(2,132,089)
Unrealized Gain on Interest Rate Swap			2,314,881			2,314,881

BALANCE on September 30, 2022	5,084,578	$8,474,297	$1,683,628	$278,324	$91,703,543	$102,139,792

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. In 2022, we accelerated depreciation on our copper networks as we transition to a new fiber-to-the-premise (FTTP) network. Other than this change, we have not made any other significant changes to the lives of these assets in the two-year period ended September 30, 2023. Depreciation expense was $10,009,933 and $9,048,064 for the nine months ended September 30, 2023, and 2022. The increase in depreciation expense in the first nine months of 2023 was primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2023, and December 31, 2022, we had $19,787 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2018 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022, we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2023, and December 31, 2022, we had $3,518 of accrued interest or penalties that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$483,170	$483,170	$1,822,648	$1,822,648	$5,154,157	$5,154,157	$5,924,655	$5,924,655

Weighted-average common shares outstanding	5,126,581	5,211,382	5,084,578	5,115,477	5,113,007	5,175,507	5,091,391	5,112,358

Net income per share	$0.09	$0.09	$0.36	$0.36	$1.01	$1.00	$1.16	$1.16

The weighted-average shares outstanding, basic and diluted, are calculate as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	$5,126,581	$5,126,581	$5,084,578	$5,084,578	$5,113,007	$5,113,007	$5,091,391	$5,091,391

Dilutive RSU's/Options	-	84,801	-	30,899	-	62,500	-	20,967

Weighted-average common shares outstanding	$5,126,581	$5,211,382	$5,084,578	$5,115,477	$5,113,007	$5,175,507	$5,091,391	$5,112,358

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
	2023	2022
Voice Service¹	$1,505,320	$1,550,057
Network Access¹	909,502	1,224,952
Video Service¹	3,005,010	3,126,733
Data Service¹	6,327,829	6,209,861
Directory²	151,562	165,094
Other Contracted Revenue³	653,417	683,973
Other⁴	600,171	317,974

Revenue from customers	13,152,811	13,278,644

Subsidy and other revenue outside scope of ASC 606⁵	3,217,667	3,202,483

Total revenue	$16,370,478	$16,481,127

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

For the three months ended September 30, 2023, approximately 76.68% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.65% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.67% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended September 30, 2022, approximately 78.64% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.43% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 1.93% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Voice Service¹	$4,373,187	$4,748,380
Network Access¹	3,027,881	3,790,634
Video Service¹	9,120,164	9,446,473
Data Service¹	18,850,042	18,543,327
Directory²	454,852	490,832
Other Contracted Revenue³	2,019,130	2,048,531
Other⁴	1,497,123	917,181

Revenue from customers	39,342,379	39,985,358

Subsidy and other revenue outside scope of ASC 606⁵	9,675,733	9,410,904

Total revenue	$49,018,112	$49,396,262

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

For the nine months ended September 30, 2023, approximately 77.21% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.74% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.05% of total revenue was from other sources including CPE and equipment sales and installation.

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

On September 29, 2023, Nuvera announced that it had notified the FCC that the Company had decided to remain on the current A-CAM funding, rather than moving to the Enhanced A-CAM (E-ACAM) program that the FCC introduced earlier in 2023. A-CAM and E-ACAM are FCC administered programs to subsidize the deployment of broadband to rural areas. E-ACAM is a successor to this program which requires participating carriers to offer broadband and voice services at speeds of 100/20 Mbps or faster to all E-ACAM required locations within its study area. Broadband providers were required to choose one of the two funding options and notify the FCC by September 29, 2023.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30, 2023	September 30, 2022

Accounts receivable, net - beginning balance	$1,477,692	$1,512,369
Accounts receivable, net - ending balance	2,437,313	2,449,882

Contract assets - beginning balance	794,193	662,437
Contract assets - ending balance	1,445,577	735,482

Contract liabilities - beginning balance	626,306	602,007
Contract liabilities - ending balance	715,279	831,479

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the three months ended September 30, 2023, and 2022 the Company recognized expenses of $141,051 and $77,215, respectively, related to deferred contact acquisition costs. During the nine months ended September 30, 2023, and 2022 the Company recognized expenses of $340,786 and $214,946, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the three months ended September 30, 2023, and 2022, the Company recognized revenues of $54,413 and $48,323, respectively, related to deferred revenues. During the nine months ended September 30, 2023, and 2022, the Company recognized revenues of $302,831 and $284,259, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2023. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of September 30, 2023, and December 31, 2022. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

	Balance September 30, 2023	Balance December 31, 2023
Right of Use Assets
Operating Lease Right-Of-Use Assets	$1,276,743	$1,341,029

	Balance September 30, 2023	Balance December 31, 2022
Operating Lease Liabilities
Short-Term Operating Lease Liabilities	$382,423	$356,400
Long-Term Operating Lease Liabilities	928,271	1,026,978
Total	$1,310,694	$1,383,378

Maturity analysis under these lease agreements are as follows:

Balance September 30, 2023
Maturity Analysis
2023 (remaining)	$126,735
2024	396,766
2025	208,414
2026	167,639
2027	131,626
Thereafter	572,681
Total	1,603,861
Less Imputed interest	(293,167)
Present Value of Operating Leases	$1,310,694

The following summarizes other information related to leases for the quarter ended September 30, 2023, as follows:

Weighted Average Remaining Lease Term (Years)	6.35
Weighted Average Discount Rate	6.05%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the three and nine months ended September 30, 2023, were $123,588 and $334,295. Lease expenses for the three and nine months ended September 30, 2022, were $89,040 and $269,046.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2022. As of September 30, 2023, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $49,903,029 as of September 30, 2023, and December 31, 2022.

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

The components of our identified intangible assets are as follows:

		September 30, 2023		December 31, 2022
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$31,647,448	$42,878,445	$30,429,708
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise	7 yrs	3,000,000	107,145	-	-
Trade Name	3-5 yrs	310,106	310,106	310,106	273,465
Indefinitely-Lived Intangible Assets
Video Franchise		-	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$36,064,699	$51,066,365	$34,703,173

Net Identified Intangible Assets			$15,001,666		$16,363,192

Amortization expense related to the definite-lived intangible assets was $1,361,526 and $1,464,253 for the nine months ended September 30, 2023, and 2022. Amortization expense for the remaining three months of 2023 and the five years subsequent to 2023 is estimated to be:

• (October 1 – December 31)	$513,059
• 2024	$2,052,234
• 2025	$2,047,312
• 2026	$2,042,389
• 2027	$1,335,247
• 2028	$1,335,247

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

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $40,000,000 on this Delayed Draw Term Loan as of September 30, 2023.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is July 15, 2027. We currently have drawn $23,001,202 on this revolving note as of September 30, 2023.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of September 30, 2023, our IRSA covered $10,086,350, with a weighted average interest rate of 6.11%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of September 30, 2023, our IRSA covered $28,270,239, with a weighted average interest rate of 4.44%.

Our remaining outstanding debt of $74.6 million remains subject to variable interest rates at an effective weighted average interest rate of 8.48%, as of September 30, 2023.

As of September 30, 2023 our additional delayed draw term loan of $10.0 million and unused revolving credit facility of $7.0 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred. Our current Total Leverage Ratio as of September 30, 2023, was 4.67, which exceeded our maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. As of September 30, 2023, other than our total leverage ratio, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The fair value of the Company’s IRSAs was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of September 30, 2023, the fair value asset of these swaps was $1,991,769, which has been recorded net of deferred tax of $568,451, resulting in the $1,423,318 in accumulated other comprehensive income gain. As of September 30, 2022, the fair value asset of these swaps was $2,356,042, which has been recorded net of deferred tax of $672,414, resulting in the $1,683,628 in accumulated other comprehensive income gain.

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

Nuvera recognized a net gain of $4,060,775, including true-ups subsequent to the sale, in book value in connection with the sale of the FiberComm, LC (Fibercomm) interest.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2023, and 2022, respectively, the Company had not recorded any gains or losses on our investments.

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

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan, which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of September 30, 2023, 149,747 shares remain available to be issued under the Plan.

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

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of September 30, 2023, the Company had outstanding commitments for material of approximately $0.1 million and outstanding contract amounts of approximately $12.2 million in 2023 and $14.9 million in 2024.

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

Note 13 – Broadband Grants

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. We have not received any funds for these projects as of September 30, 2023.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,918,037 for these projects as of September 30, 2023.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2023, 221,984 shares remain available for future grant under the 2017 OSP.

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

RSUs currently issued, exercised or forfeited is as follows:

	Time-Based RSU's	Targeted Performance-Based RSU's	Closing Stock Price	Vesting Date

Balance at December 31, 2021	9,440	13,270
Forfeited	(1,685)	(4,325)
Exercised	(4,391)	(4,244)	$17.18	12/31/2022
Balance at December 31, 2022	3,364	4,701
Forfeited	-	-
Exercised	-	-
Balance at September 30, 2023	3,364	4,701

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

		Closing Stock Price
			Vesting Date
	Options
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at September 30, 2023	276,037

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)

Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	9.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	9.00	$-
Granted	154,294	14.70	9.75	-
Forfeited	-	-	-	-
Outstanding as of September 2023	276,037	$17.57	9.42	$-

The Options had no intrinsic value as of September 30, 2023.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 31, 2023 was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022 was $3.24. As of September 30, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $573,923, which the Company expects to recognize over a weighted-average period of approximately 2.16 years. As of December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $299,434, which the Company expects to recognize over a weighted-average period of approximately 2.28 years.

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

Note 15 – Subsequent Events

Our current Total Leverage Ratio as of September 30, 2023, was 4.67, which exceeded our maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023. See the attached Exhibit 10.1 to this Form 10-Q for more information regarding the CoBank waiver.

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

In the first nine months of 2023, we have seen our overall revenues decline slightly despite Internet growth mentioned below. The decline in revenue was due to accelerated losses in our voice service and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first nine months of 2023 which have affected our margins. In addition, we are anticipating increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and have therefore purchased a large amount of these items in order to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of September 30, 2023, we have $7.0 million on our bank revolver available for use in the event that the need arises. Also, we have a $10.0 million delayed draw term loan available to fund our fiber expansion plans. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●

On September 29, 2023, the BOD of Nuvera announced that it is suspending dividend payments to its shareholders and will not declare or pay a dividend in the 2023 third quarter. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in company history is strengthening its competitive position as a regional provider.

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

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of September 30, 2023.

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

●

On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. “This is a transformational moment for Nuvera as we make a future-focused investment in the communities we serve by providing the most reliable FTTP access to Gig-speed services,” said Glenn Zerbe, CEO. “Our homes, businesses and communities need reliable and affordable connections to school, workplaces and entertainment, as an important and growing part of everyday life.” “Nuvera’s investment in fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art fiber network provides now and for years to come.” said State Sen. Nick Frentz, DFL-North Mankato. The company will continue to build and deploy the Gig-speed service over the next few years. “We’re excited to create ‘Nuvera Gig Cities’ in the communities we serve while also expanding access to fiber-based Internet service at a range of speeds,” said Zerbe. “Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 megabytes per second to 1 Gig at prices that are the same whether you’re in rural Goodhue or suburban Prior Lake.” Nuvera’s goal is to bring Gig-speed service to as many communities as possible.

Nuvera’s fiber Internet prices range from $50 per month to $100 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

In 2023, we plan upgrade 17,000 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of September 30, 2023, we have upgraded 9,388 of the planned 17,000 passings with these fiber services.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,918,037 for these projects as of September 30, 2023.

●

Net income for the third quarter of 2023 totaled $483,170, which was a $1,339,478, or 73.49% decrease compared to the third quarter of 2022. This decrease was primarily due to an increase in interest expense and a decrease in operating income, all of which are described below.

●

Consolidated revenue for the third quarter of 2023 totaled $16,370,478, which was a $110,649 or 0.67% decrease compared to the third quarter of 2022. This decrease was primarily due to decreases in voice service, network access revenues, and video services, partially offset by increases in data revenues, FUSF subsidies and other revenues.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2023.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,018 or 12.70% for the twelve months ended September 30, 2023, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last four quarters.

Nuvera Communications, Inc. Reporting by Technology
	Q4 2022			Q1 2023			Q2 2023			Q3 2023
Premise Passings
Fiber - NuFiber/Gig-Cities		18,041			19,714			22,135			27,429
Non-Fiber		44,572			43,512			41,389			37,436
Total Passings		62,613			63,226			63,524			64,865
% Fiber Coverage		28.8%			31.2%			34.8%			42.3%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential		5,290			6,333			6,922			7,728
Business		634			653			721			772
Totals		5,924	32.8%		6,986	35.4%		7,643	34.5%		8,500	*	31.0%
Non-Fiber
Residential		19,827			18,820			18,333			17,613
Business		1,691			1,661			1,583			1,499
Totals		21,518	48.3%		20,481	47.1%		19,916	48.1%		19,112		51.1%
Total Broadband Connections		27,442	43.8%		27,467	43.4%		27,559	43.4%		27,612		42.6%
% Broadband on Fiber		21.6%			25.4%			27.7%			30.8%

* 451 fiber customers with multiple services are not included in this number until all services are converted.

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential		$920,803	$66.36		$1,188,519	$65.16		$1,336,368	$65.84		$1,472,337		$66.62
Business		$418,805	$226.14		$423,173	$219.15		$448,394	$213.52		$496,503		$219.40
Totals		$1,339,608	$85.18		$1,611,692	$79.90		$1,784,762	$79.69		$1,968,840		$79.69
Non-Fiber	$			$			$			$
Residential		$3,634,461	$59.15		$3,438,274	$60.11		$3,311,883	$59.69		$3,189,103		$59.33
Business		$510,427	$99.10		$525,717	$104.45		$513,860	$105.97		$491,036		$107.05
Totals		$4,144,888	$62.24		$3,963,991	$63.70		$3,825,743	$63.41		$3,680,139		$63.41
Total Internet/BB Revenue		$5,484,496			$5,575,683			$5,610,505			$5,648,979
% Revenue from Fiber		24.4%			28.9%			31.8%			34.9%

Other Data Service Revenue		$1,255,619			$1,240,866			$1,264,065			$1,232,986

Total Data Service Revenue		$6,740,115			$6,816,549			$6,874,570			$6,881,965

All Other Revenue		$9,578,092			$9,546,398			$9,410,117			$9,488,513

Total Revenue		$16,318,207			$16,362,947			$16,284,687			$16,370,478

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Communications Segment for the three and nine months ended September 30, 2023, and 2022 are included below:

Communications Segment	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
Operating Revenues
Voice Service	$1,363,543	$1,404,890	$(41,347)	-2.94%
Network Access	876,186	1,190,870	(314,684)	-26.42%
Video Service	3,005,010	3,126,733	(121,723)	-3.89%
Data Service	6,881,965	6,797,329	84,636	1.25%
A-CAM/FUSF	2,971,267	2,952,651	18,616	0.63%
Other	1,272,507	1,008,654	263,853	26.16%
Total Operating Revenues	16,370,478	16,481,127	(110,649)	-0.67%

Cost of Services, Excluding Depreciation and Amortization	7,702,019	7,573,835	128,184	1.69%
Selling, General and Administrative	2,372,515	2,264,090	108,425	4.79%
Depreciation and Amortization Expenses	3,949,978	3,520,963	429,015	12.18%
Total Operating Expenses	14,024,512	13,358,888	665,624	4.98%

Operating Income	$2,345,966	$3,122,239	$(776,273)	-24.86%

Net Income	$483,170	$1,822,648	$(1,339,478)	-73.49%

Capital Expenditures	$18,305,302	$12,395,515	$5,909,787	47.68%

Communications Segment	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Operating Revenues
Voice Service	$3,969,394	$4,321,047	$(351,653)	-8.14%
Network Access	2,926,937	3,685,145	(758,208)	-20.57%
Video Service	9,120,164	9,446,613	(326,449)	-3.46%
Data Service	20,573,084	20,288,217	284,867	1.40%
A-CAM/FUSF	8,950,127	8,737,738	212,389	2.43%
Other	3,478,406	2,917,502	560,904	19.23%
Total Operating Revenues	49,018,112	49,396,262	(378,150)	-0.77%

Cost of Services, Excluding Depreciation and Amortization	23,690,558	22,654,487	1,036,071	4.57%
Selling, General and Administrative	7,608,787	7,571,025	37,762	0.50%
Depreciation and Amortization Expenses	11,371,459	10,512,317	859,142	8.17%
Total Operating Expenses	42,670,804	40,737,829	1,932,975	4.74%

Operating Income	$6,347,308	$8,658,433	$(2,311,125)	-26.69%

Net Income	$5,154,157	$5,924,655	$(770,498)	-13.00%

Capital Expenditures	$33,397,721	$22,407,662	$10,990,059	49.05%

Key metrics
Access Lines	13,870	15,888	(2,018)	-12.70%
Video Customers	8,406	9,336	(930)	-9.96%
Data Customers	32,931	32,606	325	1.00%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,363,543, which was $41,347 or 2.94% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $3,969,394 which was $351,653 or 8.14% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company has been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate traffic on our network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $876,186, which was $314,684 or 26.42% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $2,926,937, which is $758,208 or 20.57% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $3,005,010, which was $121,723 or 3.89% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Video service revenue was $9,120,164, which was $326,449 or 3.46% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $6,881,965, which was $84,636 or 1.25% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $20,573,084, which was $284,867 or 1.40% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily due to an increase in fiber customers, customers upgrading their packages and speeds, and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – In 2019, the Company elected to receive funding from A-CAM, with the exception of Scott-Rice, which still receives funding from the FUSF. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF. Update A-Cam.

A-CAM/FUSF support totaled $2,971,267, which was $18,616 or 0.63% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. A-CAM/FUSF support totaled $8,950,127, which was $212,389 or 2.43% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily due to higher FUSF support received for Scott-Rice Broadband Loop Support.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,272,507, which was $263,853 or 26.16% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $3,478,406 which was $560,904 or 19.23% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily due to a paper bill fee that was instituted in December of 2022 and in the sales and installation of CPE, partially offset by a decrease long-distance revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,702,019, which was $128,184 or 1.69% higher in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and was $23,690,558, which was $1,036,071 or 4.57% higher in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These increases were primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. These increases were partially offset by lower programming costs from video content providers due to a loss of video customers. We have experienced increased inflation in our operations in the first nine months of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,372,515, which was $108,425 or 4.79% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $7,608,787, which was $37,762 or 0.50% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases reflect the increased costs associated with inflationary pressures. The Company continues its cost containment efforts implemented in 2023 and 2022. We have experienced increased inflation in our operations in the first nine months of 2023 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $3,949,978, which was $429,015 or 12.18% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $11,371,459, which was $859,142 or 8.17% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily due to an increase in capital expenditures used to aid in our transition to a new advanced FTTP network.

Operating Income

Operating income was $2,345,966, which was $776,273 or 24.86% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Operating income was $6,347,308, which was $2,311,125 or 26.69% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These decreases were primarily due to the higher cost of services and depreciation, which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $1,959,514, which was $876,352 or 80.91% higher in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $4,718,502, which was $2,612,277 or 124.03% higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $14,307, which was $9,825 or 40.71% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $159,353, which was $101,187 or 38.84% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These decreases were primarily due to decreases in dividend income earned on our investments.

The gain on sale of investments reflects the sale of Fibercomm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023.

Other income for the nine months ended September 30, 2023, and 2022, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2023 was $692,371, compared to $567,468 allocated and received in 2022. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are allocated and received.

Other investment income was $65,269, which was $78,871 or 54.72% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was $216,256, which was $215,261 or 49.88% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in nine months ended September 30, 2023 compared to September 30, 2022, due to the sale of Fibercomm in the first quarter of 2023.

Income Taxes

Income tax expense was $187,875, which was $520,931 or 73.49% lower in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily due to lower operating income and higher interest expense.  Income tax expense was $2,004,386, which was $299,637 or 13.00% lower in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This decrease primarily due to lower operating income and higher interest expense, partially offset by the gain from the sale of our Fibercomm equity investment on March 31, 2023. The effective income tax rate for the nine months ending September 30, 2023, and 2022 was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $218,595,536 as of September 30, 2023, reflecting 48.9% equity and 51.1% debt. This compares to a capital structure of $181,134,049 as of December 31, 2022, reflecting 56.6% equity and 43.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.67 times debt to earnings before interest, taxes, depreciation and amortization (EBITDA) (as defined in the loan documents). On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2023, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of September 30, 2023, we had a working capital surplus of $25,442,443. Also, as of September 30, 2023, we had $7.0 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $10.0 million delayed draw term loan available to fund our fiber expansion plans. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs. The working capital surplus as of September 30, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

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

The following table summarizes our cash flow:

Nine Months Ended September 30,
2023		2022
Net cash provided by (used in):
Operating activities	$12,206,045	$19,906,872
Investing activities	(45,132,640)	(34,719,911)
Financing activities	33,189,214	14,969,749
Change in cash	$262,619	$156,710

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2023 was $12,206,045, compared to cash generated by operations of $19,906,872 in the first nine months of 2022. The decrease in cash from operating activities in 2023 was primarily due to lower operating income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of September 30, 2023, was $573,175, compared to $310,556 as of December 31, 2022.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $45,132,640 during the first nine months of 2023 compared to $34,719,911 for the first nine months of 2022. Capital expenditures relating to our fiber initiative and on-going operations were $33,397,721 for the nine months ended September 30, 2023, compared to $22,407,662 for the nine months ended September 30, 2022. Materials and supply expenditures increased by $17,827,735 in the first nine months of 2023 compared to $12,319,553 for the first nine months of 2022. This increase was primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we are expecting to continue to impact us in 2023. This was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and anticipated new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2023, we had $7.0 million available under our existing credit facility and $10.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided By Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023, was $33,189,214. This included loan proceeds from our delayed draw term loan of $30,000,000, loan origination fees of $17,811, changes in our revolving credit facility of $3,116,119, grants received for construction of plant of $1,521,677, and the distribution of $1,430,771 of dividends to our stockholders. Cash provided by financing activities for the nine months ended September 30, 2022, was $14,969,749. This included long-term debt repayments of $57,330,775, loan proceeds of $56,063,223, loan origination fees of $1,055,773, changes in our revolving credit facility of $22,216,303, grants received for construction of plant of $396,360, the repurchase of common stock of $3,187,500 and the distribution of $2,132,089 of dividends to stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $25,442,443 as of September 30, 2023, with current assets of approximately $46.4 million and current liabilities of approximately $21.0 million, compared to a working capital surplus of $18,161,983 as of December 31, 2022. The ratio of current assets to current liabilities was 2.21 and 2.56 September 30, 2023, and December 31, 2022. The working capital surplus as of September 30, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

As of September 30, 2023, other than our total leverage ratio, we were in compliance with all stipulated financial ratios in our loan agreements. As of December 31, 2022, we were in compliance with all stipulated financial ratios in our loan agreements.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2023, which totaled $717,721 for the second quarter and $713,050 for the first quarter. We declared a quarterly dividend of $0.14 per share for the first, second and third quarters of 2022, which totaled $711,841 for the second and third quarters and $708,407 for the first quarter.

On September 29, 2023, the BOD of Nuvera announced that it is suspending dividend payments to its shareholders and will not declare or pay a dividend in the 2023 third quarter. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred. Our current Total Leverage Ratio as of September 30, 2023, was 4.67, which exceeded our maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023.

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

In 2021, 2022 and the first nine months of 2023, we received $11.74 million, $11.72 million and $8.95 million in payments under the federal A-CAM and FUSF programs.

We cannot predict future changes that may have an impact on the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows. In addition, the federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. Moreover, over the last decade, including 35 days beginning on December 22, 2018, the United States government has shut down several times and some regulatory agencies have had to furlough employees and stop some activities. Further, the outcome of any budget discussion could have a significant effect on programs that support us. The failure of Congress to approve future budgets or increase the debt ceiling of the of the United States on a timely basis, or decrease funding for any of these programs could delay or result in the loss of support payments we receive.

Any delay or reduction in federal support may directly affect our profitability and cash flows and have an adverse effect on our business, results of operations and financial condition.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of September 30, 2023, we had $113.0 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in the first three quarters of 2023 nor the last three quarters of 2022 and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

10.1*

Second Amendment to Credit Agreement and Waiver dated November 10, 2023, amending Credit Agreement dated July 15, 2022 by and among Nuvera Communications, Inc. as Borrower,  Nuvera Subsidiaries as Guarantors, and CoBank, ACB, as Lender and as Administrative Agent.

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

*Pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to this agreement has been omitted from this Report and will be furnished supplementally to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVERA COMMUNICATIONS, INC.

Dated: November 14, 2023	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 14, 2023	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer