Form 10-K
period 2023-12-31
Nuvera Communications, Inc.
filed 2024-03-15
CIK 71557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large, accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company  ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $55,420,052. This calculation is based upon the closing price of $13.50 of the stock on June 30, 2023, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 15, 2024, the registrant had 5,133,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be held on May 23, 2024, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the fiber communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause the actual results of Nuvera Communications, Inc. and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nuvera and its subsidiaries to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, these statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Code of Business Conduct and Ethics

Our Board of Directors (BOD) have adopted a Code of Business Conduct and Ethics that is applicable to all directors, the chief executive officer (CEO), chief financial officer (CFO) and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the definitive proxy statement (2024 Proxy Statement) and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.   Business

Company Overview and History

Nuvera is a diversified communications Company headquartered in New Ulm, Minnesota with more than 118 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

Our principal line of business is the operation of seven communications companies. Our original business was founded in 1905 and consisted of the operation of a single communications company (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired Western Telephone Company (WTC). In 1993, we acquired Peoples Telephone Company (PTC). In 2008, we acquired Hutchinson Telephone Company (HTC). In 2012, we acquired Sleepy Eye Telephone Company (SETC). In 2018, we acquired Scott-Rice Telephone Co. (Scott-Rice). Our businesses consist of connecting customers to our advanced fiber communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long-distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2008 we acquired Hutchinson Telecommunications, Inc. This company operates in and around the city of Litchfield, Minnesota and operates under less regulatory oversight than our other communications companies. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the Hutchinson Telecommunications, Inc. communications company. This Company offers the same services as our other communications companies. In 2000, we changed our marketing name to NU-Telecom and operated under that name in our markets. In 2018, we changed our marketing name to Nuvera and currently operate under that name in our markets.

Recent Business Development

On March 31, 2023, Nuvera and the other owners of FiberComm, LC (Fibercomm) sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a gain of $4,660,775, net of escrow true ups, in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

On December 15, 2021, the Company announced plans to build and deploy gigabit-speed (Gig or Gbps) fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. Nuvera’s investment in a fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides. The Company will continue to build and deploy the Gig-speed service over the next few years. Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Megabits per second (Mbps) to 1 Gig. Nuvera’s goal is to bring Gig-speed service to as many communities as possible.

Nuvera’s fiber Internet prices range from $50 per month to $100 per month for Gig-speed services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent Company;
	•	Hutchinson Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota

●	Our investments and interests in several of the following entities include some management responsibilities:
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
•

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

We report the business operations of our seven communications companies and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC and Litchfield, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC and Litchfield are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications companies located in Redwood Falls and Litchfield are currently not under the same level of regulatory oversight as our other communications companies. As of December 31, 2023 we served 33,280 data connections and 13,656 access lines in many Minnesota communities. We provide broadband and/or voice services in Arlington, Bellechester, Cologne, Courtland, Dassel, Evan, Goodhue, Hanska, Hector, Hutchinson, Klossner, Litchfield, Mazeppa, Elko New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, Elko New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 8,214 customers.

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

We receive most of our revenues through the following sources:

Voice Service – We receive recurring revenue for basic local voice services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Our VoIP digital phone service is also available as an alternative to the traditional telephone line.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill monthly subscriber line charges (SLCs) to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

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

Alternative Connect America Cost Model (A-Cam)/Federal Universal Service Fund (FUSF) – The Company currently receives funding based on the A-CAM, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the National Exchange Carriers Association (NECA) pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs. See below for a discussion regarding A-CAM and FUSF.

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

In addition to our customer service call centers, customers can contact us through our website, online chat and social media channels. Our online customer portal enables customers to pay their bills, manage their accounts, order new services and utilize self-service help and support. Our priority is to continue enhancing our comprehensive customer care system to produce a high level of customer satisfaction and loyalty, which is important to our ability to reduce churn and generate recurring revenues.

Business Strategies

Transform our Company into a dominant fiber-gig broadband provider:

On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities and suburban areas across Minnesota. The five-year build plan, which began in late 2021, will when complete, include approximately 60,000 location passings to fiber enabling Gig-capable services by 2025. In 2023, we upgraded 17,132 locations with fiber services and faster broadband speeds and plan to upgrade more than 10,400 locations in 2024. This marks the biggest fiber deployment project in our Company’s history. In addition to best-in-class upload and download speeds, we believe the resulting fiber network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements to our operating results, broadband subscriber penetration and customer retention.

We believe our customers place a value on the fact that we are a local company whose goal is to meet their total communications needs. The success of this vision depends on the following strategies:

●

We have and will continue to upgrade our fiber networks through our five-year build plan and enhance our products and services to take advantage of the latest technology including advanced high-bandwidth capabilities and services, expansion of our fiber network for wholesale and retail customers, Fiber-to-the-Tower services for wireless carriers and last mile fiber builds to residential and business customers. We intend to continue to introduce new services that draw upon our core competencies, and we believe are attractive to our target customers. In considering new services and market expansion, we look for market opportunities that we believe present growth opportunities.

●

As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing broadband speeds. We began an extensive fiber-to-the-premise (FTTP) overbuild in portions of New Ulm in 2021 and all our service territories in 2022. We currently offer speeds of up to 1 Gbps in select areas where fiber is available, and up to 100 Mbps and 60 Mbps in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the fiber network provides.

●

We market services to our residential and business customers. Data connections continue to increase because of consumer trends towards increased Internet usage and our enhanced product and service offerings.

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

●

Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and supporting product lines to generate sufficient cash flow to fund our current operations, service our debt, fund our capital expenditure needs, pay dividends and expand our business. We have allocated resources to maintain and upgrade our fiber network while focusing on optimizing returns by completing strategic capital outlays that will make our fiber network more efficient and cost effective while providing the products and services that our customers desire in the markets we serve.

●

We intend to continue to pursue a disciplined process of evaluating acquisitions of businesses as well as organic growth opportunities of market expansion and/or products which are complementary to our business portfolio.

●

Across all our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital. For example, strategic investments in our fiber networks allows significant flexibility to expand our commercial footprint, offer competitive products and services and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider. We will continue to invest in strategic growth initiatives to enhance and expand our fiber network to new markets and customers to optimize new business, backhaul and wholesale opportunities.

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

Competition

We compete in a rapidly evolving and highly competitive industry and expect competition will continue to intensify as consolidations and mergers occur within the industry. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternative providers often face fewer regulations and have lower cost structures than we do. In addition, several of our competitors have consolidated with other communication providers and as a result are generally larger, have more financial and business resources and have greater geographical reach to provide services. Our competitive advantages include: our strong commitment and presence in the communities we serve, knowledge of these markets, our experienced voice service and support team, and our ability to offer more flexible communications solutions than our larger competitors.

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

To meet competition, present in our industry, we are deploying the latest FTTH technology to deliver our data, video and voice services at a higher bandwidth, enabling us to provide our services at much higher speeds.

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

Human Capital Resources

As of December 31, 2023, we employed approximately 214 employees, including part-time employees. We also use temporary employees in the normal course of our business. Our employees are the cornerstone of our success. We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible employees, we provide long-term incentive compensation, in the form of non-qualified stock options (Options). In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

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

We also strive to create and provide a safe, healthful and secure workplace that is free from discrimination or harassment. Our workplace policies and procedures protect against behavior that creates an offensive, hostile, or intimidating work environment. Safety is a top priority, and we have a strong, ongoing commitment to ensure employees are properly trained and have appropriate safety and emergency equipment. In response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers and business partners. These procedures included transitioning as many employees as possible to remote work-from-home arrangements, providing additional safety training and personal protective equipment for customer and business-facing employees, and complying with social distancing and other health and safety measures as required by federal, state and local governmental agencies.

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

Our communications companies located in Redwood Falls, Litchfield and Glencoe provide services with less regulatory oversight than our other local communications companies. A company must file for interexchange authority to operate with the appropriate public utility commission in each state it serves. Our communications companies located in Redwood Falls, Litchfield and Glencoe provide a variety of services to both residential and business customers in multiple jurisdictions.

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

Wireline Interstate

Our communications companies participate in the NECA common line pool where end-user common line funds collected are pooled. A portion of our communications companies’ revenue are based on settlements distributed from this pool. Our communications companies also participate in the NECA traffic-sensitive pool. These pool settlements are adjusted periodically.

Access rates for our communications companies located in Redwood Falls, Litchfield and Glencoe were established according to an order issued by the FCC in 2001. Under that order, the switched access rates charged by a competitive carrier can be no higher than the rates charged by the communications company with whom we compete.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long distance carriers to access providers such as our Company, has decreased and we project that this decline will continue. For the year ended December 31, 2023, communications network access revenue represented 5.8% of our operating revenue, down from 7.2% for the year ended December 31, 2022. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

FUSF

The FUSF was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

●	High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates;

●	Lifeline (low-income) Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees and have eligibility based on subscriber income;

●	Rural Health Care Providers program that supports communication services used by rural health care providers and provides them with toll free access to an Internet service provider (ISP); and

●	Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for communications services, Internet access and internal connections.

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

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our communications companies has been designated as an ETC. Our communications companies located in Redwood Falls, Litchfield and Glencoe are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our communications companies located in Redwood Falls, Litchfield and Glencoe are currently not receiving FUSF support. All ETCs must certify annually to the Universal Service Administrative Company or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2023, we recorded an aggregate of $3,526,006 from FUSF, consisting of $1,609,041 of CAF support, $1,349,317 of Broadband Loop Support (BLS) and $567,648 for Consumer Broadband-only Loop Support (CBOL) funding. Our net FUSF in 2023 comprised 4.5% of our total revenue for the year. For the year ended December 31, 2022, we received an aggregate of $2,770,698 from FUSF, consisting of $1,467,845 of CAF support and $1,302,853 of BLS. Our net FUSF in 2022 comprised 4.2% of our total revenue for the year. We receive no State USF as the states in which we operate have not established state USF mechanisms.

On December 12, 2023, the Company announced that it confirmed eligibility for Consumer Broadband-only Loop Support (CBOL) funding through the Universal Service Administration Company (USAC). The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to changed based on updated USAC funding criteria July 1 of each year.

In 2019, the Company elected to receive funding from A-CAM, except for Scott-Rice, which still receives funding from the FUSF.

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

One of the major changes introduced by the 2016 Order was the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chosen to continue relying on the legacy support mechanism known as interstate common line support, but then modified and renamed CAF BLS. Each carrier needed to decide which support mechanism to elect, and must have elected one or the other, per state.

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

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026. A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2023, Nuvera has completed the deployment of 10/1 service to 99.5% of its funded locations and 25/3 service to 60.3% of its funded locations in Minnesota and has completed deployment of 10/1 service to 100% of its funded locations and 25/3 service to 76.5% of its funded locations in Iowa.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (Infrastructure Act) passed on March 31, 2021, and included $65.0 billion toward broadband. The broadband Internet portion of the Infrastructure Act is aimed at increasing Internet coverage for more universal access, including for rural, low-income, and tribal communities. 65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make Internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants. The National Telecommunications and Information Administration administers the grant program and is in the process of soliciting comments before issuing final rules.

Privacy and Data Security Regulation

The FCA34 generally restricts the nonconsensual collection and disclosure to third parties of communication company customers’ personally identifiable information by communication companies, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide protections for customer proprietary network information (CPNI) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband ISPs. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alleged privacy and data security violations.

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

The National Institute of Standards and Technology, in cooperation with other federal agencies and owners and operators of United States critical infrastructure, have developed a voluntary framework that provides a prioritized, flexible, repeatable, performance-based and cost-effective approach to cybersecurity risk. It is compendiums of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess and manage their cyber risks and vulnerabilities, and several governmental agencies have encouraged compliance with this framework. Additionally, in December 2015, Congress enacted the Cybersecurity Act of 2015, which is intended to encourage and facilitate the sharing of security threat and defensive measure information with government agencies and other companies, to strengthen the country’s overall cybersecurity protections. Finally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure and the FCC is considering expanding its cybersecurity guidelines or adopting new cybersecurity requirements.

Network Architecture and Technology

We have and plan to continue to make significant investments in our technologically advanced fiber communications networks and continue to enhance and expand our fiber network by deploying technologies to provide additional capacity to our customers. As a result, we can deliver high-quality, reliable data, video and voice services in the markets we serve. Our wide-ranging fiber network provides an easy reach into existing and new areas. By bringing the fiber network into the customer premises, we can increase our service offerings, quality and bandwidth services. Our existing fiber network enables us to efficiently respond and adapt to changes in technology and can support the rising customer demand for bandwidth in order to support the growing amount of data devices in our customer’s homes and businesses.

Our fiber networks are supported by advanced 100% digital switches, with a core fiber network connecting all our remote exchanges. We continue to replace our copper cable network to increase bandwidth to provide additional products and services to our marketable homes. We are replacing our existing copper cable with fiber cable throughout our network and to all customer premises that take our services, resulting in a 100% fiber network that supports all the inter-office and host-remote links, as well as all business parks within our service areas that take our service. In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers. Our fiber network utilizes FTTP and fiber-to-the-node networks to offer residential and commercial services.

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access. At December 31, 2023, our fiber networks consisted of approximately 3,538 route miles.

At December 31, 2023, we passed 35,173 locations with FTTP. We intend to continue to make strategic enhancements to our fiber network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps and 60 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.

We also provide fixed wireless broadband service to homes and small businesses from 30 towers, 6 of which we own, with the remaining towers being leased. 13 of these towers utilize Citizens Broadband Radio Service (CBRS) spectrum. We have secured 21 licenses in 12 CBRS spectrum counties in Minnesota and Iowa which allows us to offer high-speed Internet to unserved, under-served and hard to serve rural areas.

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

Employees

As of March 1, 2024, we had 200 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2024, we had an additional 8 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2024, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and CEO	58

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer (COO) and Corporate Secretary	67

Curtis O. Kawlewski	CFO and Treasurer	57

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, COO and Corporate Secretary; and Mr. Kawlewski, CFO and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Zerbe has been President and CEO since September of 2019. Prior to that time, he served as Vice President of Sales for Frontier Communications Corporation until March 2019, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T and IBM. Mr. Zerbe serves as Chairman of the Board for IES and BBV, both equity subsidiaries of ours. In addition, Mr. Zerbe serves on the Board of Governors of FM, also equity subsidiary of ours.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels. The communications industry is highly competitive. We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive communications companies, long-distance carriers and resellers, wireless companies, ISPs, satellite companies and CATV companies, and, in some cases, new forms of providers who can offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated OTT services that deliver video content to TV, computers and other devices over the Internet. OTT services can include episodes of highly rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content like those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

Competitors in the markets we serve may enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business. We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively, we could lose customers, revenue and market share.

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our FTTH broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2024. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments to remain competitive with other service providers. If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass communications companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services. Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks. Wireless companies are aggressively developing networks using next-generation data technologies, which can deliver high-speed Internet service via wireless technology to a large geographic footprint. As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber-optics in parts of our networks and are building a new FTTP network, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

As a critical infrastructure provider, we continued to operate our business and provide services to our customers. Although we are considered an essential business, the outbreak of COVID-19 and any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers and could do so for an indefinite period. Adverse economic and market conditions because of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, concerns regarding the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has and may continue to adversely affect the market price of our common stock and our ability to access capital markets. In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

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

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured. A significant portion of our revenues come from network access and subsidies. An order adopted by the FCC in 2011 (2011 Order) significantly impacted the amount of support revenue we receive from the USF, CAF and ICC. The 2011 Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.

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

In 2022 and 2023, we received $11.72 million and $12.48 million in payments under the federal A-CAM and FUSF programs.

We cannot predict future changes that may have an impact on the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows. In addition, the federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. Moreover, over the last decade, including 35 days beginning on December 22, 2018, the United States government has shut down several times and some regulatory agencies have had to furlough employees and stop some activities. Further, the outcome of any budget discussion could have a significant effect on programs that support us. The failure of Congress to approve future budgets or increase the debt ceiling of the of the United States on a timely basis or decrease funding for any of these programs could delay or result in the loss of support payments we receive.

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

Our operations require substantial capital expenditures, and our business, financial condition, results of operations and liquidity may be impacted if funds for capital expenditures are not available when needed. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving credit facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business, financial condition, results of operations and liquidity.

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

Video content costs are substantial and continue to increase. We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes network programming designed to be shown in linear channels, as well as the programming of local over-the-air TV stations that we retransmit. The cable industry has experienced continued increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content. Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided. Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs. Larger providers can often qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements can result in cost increases that exceed general inflation. While we expect video content costs to continue to increase, we may not be able to pass such cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors or their affiliates own their programming, and we may not be able to secure license rights to that programming. As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

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

Increasing attention to, and evolving expectations for, environmental, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across multiple industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile our Company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of control. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be3 insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investments or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased costs as well as scrutiny that could heighten all the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may be known to us.

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

Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of a possible takeover premium for their shares. Several of the provisions in our Articles of Incorporation could make it difficult for another company to acquire us. Among other things, these provisions:

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of December 31, 2023, we had $124.2 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

Our variable-rate debt subjects us to interest rate risk, which could have an impact on our cost of borrowing and operating results. Certain of our debt obligations are at variable rates of interest and expose us to interest rate risk. Increases in interest rates could have a negative impact on the results of our operations and operating cash flows. We utilize Interest Rate Swap Agreements (IRSAs) to convert a portion of our variable-rate debt to a fixed-rate basis. However, we do not maintain interest rate hedging agreements for all our variable-rate debt and our existing hedging agreements may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. Changes in fair value of cash flow hedges that have been de-designated or determined to be ineffective are recognized in earnings. Significant increases or decreases in the fair value of these cash flow hedges could cause favorable or adverse fluctuations in the results of our operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the FCC and other federal, state and local entities. Rapid changes in technology and market conditions have resulted in changes in how the government addresses communications, video programming and Internet services. Many businesses that compete with our communications companies are comparatively less regulated. Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations. In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and digital video disc firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans. New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future. Not only are these governmental entities continuing to move forward on these matters, but their actions remain subject to reconsideration, appeal and legislative modification over an extended period, and it is unclear how their actions will ultimately impact our business. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business. Current laws and regulations governing access to, or commerce on, the Internet are limited. As the significance of the Internet continues to expand, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the TA96. This effectively limits the FCC’s authority over ISPs. The FCC retained rules requiring ISPs to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

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

Effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal and state regulation, all of which may result in potential adverse impacted to our financial results. Extreme weather events precipitated by long-term climate change have the potential to directly damage network facilities or disrupt our ability to build and maintain portions of our network. Any such disruption could delay network deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical damage effects of climate change, such as increased frequency and severity of storms, droughts, floods, fires, freezing conditions, sea-level rise, and other climate-related events, could adversely affect our operations, infrastructure, and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effect of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated the physical effects of climate change.

Further, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Concern over climate change or other ESG matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change, which could increase our costs for monitoring and compliance. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations and could adversely affect our business and reputation.

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

Item 1C.  Cybersecurity Risks

Material Effects from Cybersecurity Incidents

Our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems or networks, or those of our managers, employees, and third-party vendors and service providers, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. Nuvera considers cybersecurity risk a serious threat to our assets and our people and has put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Our operations rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information (including personal information) in our systems and networks. We also rely on the secure, accurate and timely receipt, storage, transmission, use, disclosure, and other processing of confidential and other information in the systems and networks of our customers and third parties, including suppliers, sellers and servicers, financial market utilities, and other third parties. Cybersecurity risks for companies like ours continue to increase. Like many companies and government entities, from time to time we have been, and expect to continue to be, the target of attempted cybersecurity incidents and other information security threats, including those from nation-state and nation-state supported actors.

As of the date of this report we have not experienced or aware of any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to our company, including to our business, financial condition, and results of operations. There is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.

Additionally, insider threats also remain a risk given our workforce diversification to include contractors, remote workers, part-time employees, and full-time employees. As referenced above, our third-party vendors and service providers and their supply chain connections remain a potential source of risk.

For additional information, see Risk Factors – Risks Related to Our Business. Potential cybersecurity threats are changing rapidly and advancing in sophistication. We may not be able to protect our systems and networks, or the confidentiality of our confidential or other information (including personal information), from cybersecurity incidents and other unauthorized access, disclosure, and disruption.

Cybersecurity Risk Management and Strategy

Our cybersecurity program is built upon the National Institute for Standards and Technology and other best practice frameworks. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats, including engaging an independent cybersecurity consultant to audit our systems and procedures, make recommendations for improvement and monitor remediation of any identified risks. We also conduct random vulnerability testing including network penetration testing, phishing and social engineering tests. In addition, we also require Systems and Organization Control (“SOC”) type reports from our service providers for our payroll and human resources system and stock administrator.

Although we maintain systems and controls designed to prevent cybersecurity breaches from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of a breach occurring cannot be eliminated entirely. As we engage in more electronic transactions with service customers and vendors, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Cybersecurity Governance

All employees of the Company have ownership in managing cybersecurity and data privacy risks, however, oversight responsibility is shared by our BOD, Audit Committee and cybersecurity management team. The Audit Committee is responsible for our cybersecurity policies and provides regularly updates to the BOD Our cybersecurity management team, in conjunction with our third-party chief information security officer (“CISO”), conduct regular assessment and management of material risks from cybersecurity threats, including review with our internal cybersecurity management team. All employees and consultants are directed to report to our cybersecurity management team any irregular or suspicious activity that could indicate a cybersecurity threat or incident.

Our cybersecurity management team has primary responsibility for identifying, assessing and managing our exposure to cybersecurity threats and incidents, subject to oversight by the Audit Committee of the BOD of the processes we establish to assess, monitor and mitigate that exposure.

If a potentially material cybersecurity threat or incident is identified or discovered, the Company’s Cybersecurity Management Team will trigger our incidence response plan, including notifying our CEO, CFO, General Counsel and other relevant business executives. Our Cybersecurity Management Team, along with our CISO, will work with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and other impacted departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps. If executive management determines that a cybersecurity threat or incident could be material to the Company, our management will notify the Audit Committee, who will escalate the risk to our full BOD, depending on an assessment of the risk.

Item 2.   Properties

We are primarily focused on the provision of communication services and our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2023, our gross property, plant and equipment totaled $328,639,174 (net balance of $155,550,572).

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

In addition to plant and equipment we wholly-own we utilize poles, towers, cable and conduit systems jointly owned with other entities and lease space on facilities from other entities. These arrangements are in accordance with written agreements customary in the industry. We also have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.

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

Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." As of March 1, 2024 there were 1,227 registered stockholders and approximately 763 beneficial owners of Nuvera stock.

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchase or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in 2023 nor the last three quarters of 2022 and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

In two transactions that closed on February 25, 2022, and February 28, 2022, Nuvera purchased 75,000 shares each from two shareholders, for a total of 150,000 shares at a price of $21.25 per share for a total purchase price of $3,187,500. The shares were purchased pursuant to a privately negotiated purchase agreement between Nuvera and the shareholders. The stock purchase was authorized by the Nuvera BOD, and a waiver was obtained from CoBank, ACB (CoBank) to facilitate the sale. See Nuvera’s Form 8-K filed with the SEC on March 2, 2022, for more information regarding this stock purchase.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the second and first quarters of 2023, which totaled $717,721 for the second quarter and $713,050 for the first quarter. We declared a quarterly dividend of $0.14 per share for the fourth, third, second and first quarters of 2022, which totaled $711,841 for the fourth, third, and second quarters and $708,407 for the first quarter.

On September 29, 2023, the BOD of Nuvera announced that it was suspending dividend payments to its shareholders and will not declare or pay a dividend in the third quarter of 2023. In addition, the BOD of Nuvera did not declare or pay a dividend for the fourth quarter of 2023 as well. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Long-Term Debt” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we were allowed to pay dividends in an amount up to $3,000,000 in any year if no default or event of default had occurred. Our current Total Leverage Ratio as of December 31, 2023, was 5.03 which exceeded our original maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023.

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs.

Item 6.   Remove and Reserved

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our advanced fiber networks. We also require capital to maintain our advanced fiber networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, maintain our communication equipment customers; pay dividends and provide for the carrying value of trade accounts receivable (AR), some of which may take several months to collect in the normal course of business.

In 2023, we have seen our overall revenues increase primarily due to Internet growth mentioned above. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in 2023 which have affected our margins. In addition, we had anticipated increased inflation and future supply chain issues in the inventory, equipment and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2023, we have $15.8M of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Executive Summary

Highlights:

●

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding the new credit agreements with CoBank.

●

On December 12. 2023, the Company announced that it confirmed eligibility for CBOL funding through the USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to changed based on updated USAC funding criteria July 1 of each year.

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

●

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a gain of $4,060,775, net of escrow true-ups, in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

●

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has not received any funds for this project as of December 31, 2023.

●

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was eligible to receive up to $2,139,562 to complete these projects. We have received $639,562 on these projects as of December 31, 2023.

●

On December 8, 2022, the Company was awarded four broadband grants from the Minnesota Department of Employment and Economic Development (DEED). The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. We have not received any funds for these projects as of December 31, 2023.

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

In 2023, we planned to upgrade 17,000 passings with fiber services and faster broadband speeds. These passings included current customers from our old copper network and new edge out passings. As of December 31, 2023, we have succeeded in upgrading 17,132 passings with these fiber services.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021 We have received $1,918,037 for these projects as of December 31, 2023.

●

Net loss in 2023 totaled $3,214,694, which was a $10,411,396, or 144.7% decrease compared to 2022. This decrease was primarily due to an impairment of goodwill in our HTC operating unit, partially offset by the gain recorded on the sale of Fibercomm. This decrease was also impacted by an increase in interest expense and a decrease in operating income, all of which are described below.

●

Consolidated revenue for 2023 totaled $65,791,968, which was a $77,499 increase compared to 2022. This increase was primarily due to increases in data services, FUSF subsidies, and other revenues, offset by decreases in voice service, network access revenue, and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2024.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,770 or 11.47% in 2023 compared to 2022 due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters:

Nuvera Communications, Inc.
Reporting by Technology

	Q4 2022		Q1 2023		Q2 2023		Q3 2023		Q4 2023
Premise Passings
Fiber - NuFiber/Gig-Cities	18,041		19,714		22,135		27,429		35,173
Non-Fiber	44,572		43,512		41,389		37,436		31,755
Total Passings	62,613		63,226		63,524		64,865		66,928
% Fiber Coverage	28.8%		31.2%		34.8%		42.3%		52.6%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	5,290		6,440		6,962		8,075		9,525
Business	634		697		729		795		903
Totals	5,924	32.8%	7,137	36.2%	7,691	34.7%	8,870	32.3%	10,428	29.6%
Non-Fiber
Residential	19,827		18,687		18,267		17,267		16,159
Business	1,691		1,617		1,575		1,475		1,381
Totals	21,518	48.3%	20,304	46.7%	19,842	47.9%	18,742	50.1%	17,540	55.2%
Total Broadband Connections	27,442	43.8%	27,441	43.4%	27,533	43.3%	27,612	42.6%	27,968	41.8%
% Broadband on Fiber	21.6%		26.0%		27.9%		32.1%		37.3%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$920,803	$66.36	$1,256,140	$65.16	$1,357,318	$65.84	$1,521,998	$66.62	$1,824,719	$67.10
Business	$418,805	$226.14	$409,114	$219.15	$410,323	$213.52	$456,968	$219.40	$471,078	$182.70 *
Totals	$1,339,608	$85.18	$1,665,254	$79.90	$1,767,641	$79.69	$1,978,966	$79.69	$2,295,797	$77.11
Non-Fiber
Residential	$3,634,461	$59.15	$3,370,915	$60.11	$3,291,003	$59.69	$3,139,666	$59.33	$2,895,759	$58.54
Business	$510,427	$99.10	$539,694	$104.45	$551,931	$105.97	$530,347	$107.05	$503,995	$118.20
Totals	$4,144,888	$62.24	$3,910,609	$63.70	$3,842,934	$63.41	$3,670,013	$63.41	$3,399,754	$63.27
Total Internet/BB Revenue	$5,484,496		$5,575,863		$5,610,575		$5,648,979		$5,695,551
% Revenue from Fiber	24.4%		29.9%		31.5%		35.0%		40.3%

Other Internet Reveneue	$1,255,619		$1,240,686		$1,263,995		$1,232,986		$1,240,438

Total Internet Revenue	$6,740,115		$6,816,549		$6,874,570		$6,881,965		$6,935,989

All Other Revenue	$9,578,092		$9,546,398		$9,410,117		$9,488,513		$9,837,867

Total Revenue	$16,318,207		$16,362,947		$16,284,687		$16,370,478		$16,773,856

* Nuvera has experienced a decrease in its Fiber Gig-Cities Business ARPU.  This is primarily due to the aggressive conversion of our smaller business customers from non-fiber to fiber.

Certain historical numbers have changed to conform with the current year's presentation.

We continue to evaluate our operating structure to identify opportunities for increased operational efficiencies and effectiveness. This involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers.

Financial results for the Communications Segment for the years ended December 31, 2023, and 2022 are included below:

Communications Segment

	2023	2022	Increase (Decrease)
Operating Revenues
Voice Service	$5,263,385	$5,694,428	$(431,043)	-7.6%
Network Access	3,819,297	4,759,084	(939,787)	-19.7%
Video Service	12,061,703	12,497,458	(435,755)	-3.5%
Data Service	27,509,073	27,028,332	480,741	1.8%
A-CAM/FUSF	12,479,376	11,721,412	757,964	6.5%
Other	4,659,134	4,013,755	645,379	16.1%
Total Operating Revenues	65,791,968	65,714,469	77,499	0.1%

Cost of Services, Excluding Depreciation and Amortization	31,178,838	30,179,770	999,068	3.3%
Selling, General and Administrative	9,937,451	9,916,482	20,969	0.2%
Depreciation and Amortization Expenses	15,440,415	14,108,246	1,332,169	9.4%
Total Operating Expenses	56,556,704	54,204,498	2,352,206	4.3%

Operating Income	$9,235,264	$11,509,971	$(2,274,707)	-19.8%

Net Income (Loss)	$(3,214,694)	$7,196,702	$(10,411,396)	-144.7%

Capital Expenditures	$55,547,283	$37,977,118	$17,570,165	46.3%

Key metrics
Access Lines	13,656	15,426	(1,770)	-11.5%
Video Customers	8,214	9,099	(885)	-9.7%
Data Connections	33,280	32,675	605	1.9%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $5,263,385, which was $431,043 or 7.6% lower in 2023 compared to 2022. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a Company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $3,819,297, which was $939,787 or 19.7% lower in 2023 compared to 2022. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $12,061,703, which was $435,755 or 3.5% lower in 2023 compared to 2022. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers, continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $27,509,073, which was $480,741 or 1.8% higher in 2023 compared to 2022. This increase was primarily due to an increase in fiber customers, customers upgrading their packages and speeds, and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of our service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – The Company currently receives funding based on the A-CAM, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $12,479,376, which was $757,964 or 6.5% higher in 2023 compared to 2022. This increase was primarily due to higher FUSF support received for Scott-Rice BLS funding and higher CAF support funding for our operating companies. On December 12, 2023, the Company announced that if confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $4,659,134, which was $645,379 or 16.1% higher in 2023 compared to 2022. This increase was primarily due to a paper bill fee that was instituted in December of 2022 and an increase in the sales and installation of CPE, partially offset by a decrease in directory publishing revenues and long-distance revenues.

Cost of Services (Excluding Depreciation and Amortization Expense)

Cost of services (excluding depreciation and amortization expense) was $31,178,838, which was $999,068 or 3.3% higher in 2023 compared to 2022. This increase was primarily due to higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. These increases were partially offset by lower programming costs from video content providers due to a loss of video customers. We have experienced increased inflation in our operations in 2023 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,937,451, which was $20,969 or 0.2% higher in 2023 compared to 2022. This increase reflects the increased costs associated with our FTTP network initiative, partially offset by cost containment efforts implemented in 2023 and 2022. We have experienced increased inflation in our operations in 2023 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization Expense

Depreciation and amortization expense was $15,440,415, which was $1,332,169 or 9.4% higher in 2023 compared to 2022. This increase in depreciation expense was primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $9,235,264, which was $2,274,707 or 19.8% lower in 2023 compared to 2022. This decrease was primarily due to higher costs of services and depreciation, all of which are described above.

See Consolidated Statements of Operations (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2023 and 2022, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2023 was $692,371, compared to $567,468 allocated and received in 2022. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income decreased $80,100 in 2023 compared to 2022. This decrease was primarily due to decreases in dividend income earned on our investments.

Interest expense increased $3,331,625 in 2023 compared to 2022. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our increased term debt credit facility and our increased revolving credit facility with CoBank to support our fiber-build initiative.

The gain on sale of investments in 2023 primarily reflects the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications LLC on March 31, 2023. The Company recognized a $217,876 unrealized gain on one of its investments for the year ended December 31, 2022.

Other investment income decreased $121,282 in 2023 compared to 2022. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in 2023 compared to 2022, primarily due to the sale of FiberComm in the first quarter of 2023.

Income Taxes

Income tax expense decreased by $383,007 in 2023 compared to 2022 as we recorded income tax expense of $2,315,656 in 2023 and $2,698,663 in 2022. This decrease was primarily due to decreased operating income and increased interest expense partially offset by the gain from the sale of our Fibercomm equity investment on March 31, 2023. The effective income tax rate was approximately (257.6%) for 2023 and 27.3% 2022. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes.”

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

The following table is a reconciliation of net income to adjusted EBITDA for the years ended December 31, 2023, and 2022.

	2023	2022

Net Income (Loss)	$(3,214,694)	$7,196,702
Add (subtract):
Interest Expense, net of interest income	6,809,319	3,481,846
Income tax expense (benefit)	2,315,656	2,698,663
Depreciation and amortization	15,440,415	14,108,246
EBITDA	21,350,696	27,485,457

Adjustments to EBITDA:
Other, net ¹	3,497,953	(1,610,018)
Investment distributions ²	(44,922)	(46,305)
Non-cash, stock-based compensation ³	221,749	64,301
Adjusted EBITDA	$25,025,476	$25,893,435

¹ Includes the equity earnings from our investments, gain on sale of investment, patronage income, impairment of goodwill, interest during construction and certain other miscellaneous items.

² Includes other cash distributions received from our investments less dividend income.

³ Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $220,897,881 at December 31, 2023, reflecting 44.4% equity and 55.6% debt. This compares to a capital structure of $181,134,049 as of December 31, 2022, reflecting 56.6% equity and 43.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.03 times debt to EBITDA (as defined in the loan documents). which is well within acceptable limits for our agreements and our industry. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade AR.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2023, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of December 31, 2023, we had a working capital surplus of $22,779,883. In addition, as of December 31, 2023, we had $15.8 million available under our revolving credit facility to fund any short-term working capital needs. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs. The working capital surplus as of December 31, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our new debt facility with them.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2023	2022	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$18,985,481	$26,524,265	$(7,538,784)	-28.42%
Investing activities	(62,845,478)	(53,624,237)	(9,221,241)	-17.20%
Financing activities	44,809,345	25,104,379	19,704,966	78.49%
Change in cash	$949,348	$(1,995,593)	$2,944,941	147.57%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2023, was $18,985,481, compared to cash generated by operations of $26,524,265 in 2022. The decrease in cash from operating activities in 2023 was primarily due to lower operating income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of December 31, 2023, was $1,259,904, compared to $310,556 on December 31, 2022.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $62,845,478 for the year ended December 31, 2023, compared to $53,624,237 used in investing activities in 2022. Capital expenditures relating to our fiber initiative and on-going operations were $55,547,283 in 2023 and $37,977,118 in 2022. Materials and supply expenditures increased by $13,404,354 in 2023 compared to $15,651,923 in 2022. These increases were primarily due to a large purchase of these items to support our fiber-build initiatives and to avoid anticipated supply chain issues and increased inflation we were expecting in future periods. This was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2023, we had $15.8 million available under our existing revolving credit facility to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023, was $44,809,345. This included loan proceeds from our delayed draw term loan of $40,000,000, loan origination fees of $151,237, changes in revolving credit facility of $4,281,191, grants received for construction of plant of $2,110,162, and the distribution of $1,430,771 of dividends to stockholders. Cash provided by financing activities for the year ended December 31, 2022, was $25,104,379. This included long-term debt repayments of $57,330,775, loan proceeds of $56,063,223, loan origination fees of $1,165,859, changes in our revolving credit facility and delayed draw term loan of $33,172,860, grants received for plant construction of $396,360, the repurchase of common stock of $3,187,500 and the distribution of $2,843,930 of dividends to stockholders. The change in cash flows used in financing activities in 2023 was primarily due to changes in our revolving credit facility and delayed draw term loan associated with our new credit agreement with CoBank to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e. current assets minus current liabilities) of $22,779,883 as of December 31, 2023, with current assets of approximately $41.4 million and current liabilities of approximately $18.6 million, compared to a working capital surplus of $18,161,983 as of December 31, 2022. The ratio of current assets to current liabilities was 2.23 and 2.56 as of December 31, 2023, and 2022. The working capital surplus as of December 31, 2023, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our new debt facility with them.

As of December 31, 2023, other than our total leverage ratio, we were in compliance with all stipulated financial ratios in our loan agreements. As of December 31, 2022, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of December 31, 2023, was 5.03 which exceeded our original maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2023, were $124,166,273 (excluding long-term loan origination fees). Our long-term debt obligations as of December 31, 2022, were $79,885,082 (excluding long-term loan origination fees).

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

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding the new credit agreements with CoBank.

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

Our Long-Term Debt consists of the following notes:

New Credit Agreement

●

TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. Final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028, through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029. We have currently drawn $50,000,000 on this Term Loan as of December 31, 2023.

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly.  Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $50,000,000 on this Delayed Draw Term Loan as of December 31, 2023.

●

REVOLVING LOAN - $40,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $24,166,273 on this revolving note as of December 31, 2023.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2023, our IRSA covered $9,798,200, with a weighted average interest rate of 6.11%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of December 31, 2023, our IRSA covered $27,462,606, with a weighted average interest rate of 4.44%.

Our remaining outstanding debt of $86.9 million remains subject to variable interest rates at an effective weighted average interest rate of 8.55%, as of December 31, 2023.

As of December 31, 2023, our unused revolving credit facility of $15.8 million are subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year if no default or event of default have occurred. Our current Total Leverage Ratio as of December 31, 2023, was 5.03, which exceeded our maximum total leverage ratio of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. As of December 31, 2023, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Guarantees

We had previously guaranteed a portion of the obligations of our Nuvera subsidiary joint venture investment in FiberComm. See Note 13 – “Guarantees.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2023 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Credit Losses

AR are recorded at amortized cost less an allowance for credit losses (AFCLs) that are not expected to be recovered. The gross amount of AR is recorded net of the corresponding AFCLs in the consolidated balance sheets. We maintain AFCLs resulting from the expected failure or inability of our customers to make their required payments. We recognize the AFCLs based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivable and current macroeconomic conditions, as well as management’s expectation of conditions in the future, as applicable. Our AFCLs are recorded on a monthly basis based on the aging of our overall AR. Our AR collection policy includes internal collection efforts after an AR balance is past 30 days due with service being suspended after approximately 40 days and terminated upon 60 days past due.

Our AFCLs was $150,000 and $140,000 as of December 31, 2023, and 2022.

Valuation of Goodwill

We have goodwill on our books related to prior acquisitions of communications company properties. As discussed more fully in Note 5 – “Goodwill and Intangibles,” and in accordance with GAAP, goodwill is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would reduce the fair value below its’ carrying value. We perform our annual fair value evaluation in the fourth quarter of each year.

The impairment test for goodwill involves measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

In 2023 and 2022, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2023 and 2022, the testing resulted in no impairment to goodwill for Scott-Rice and SETC and no impairment to goodwill for HTC for 2022 as the determined fair value was sufficient to pass the impairment test. For 2023, the testing resulted in an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test.  We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over the counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2023 DCF model include the following:

●	A 10.00% weighted average cost of capital based on an industry weighted average cost of capital;

●	A 1.5% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $40,603,029 as of December 31, 2023, and $49,903,029 as of December 31, 2022. The reduction in goodwill was the result of the HTC impairment charge in 2023.

In 2023, we tested the SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 16.8% and 9.4% for SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2023. In 2023, we tested the HTC goodwill. Based on the DCF model approach that was used, we determined that the carrying amount of that reporting unit exceeded the enterprise’s fair value of that reporting unit and resulted in an impairment of $9.3 million. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

Due to changes in financial and credit markets, and overall valuations of communications properties, the Company determined that the carrying value of the HTC reporting unit exceeded its fair value in 2023, which resulted in the impairment listed above. The non-cash impairment charge of $9.3 million did not and is not expected to have any impact on the Company’s operations.

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

As of December 31, 2022, we had $19,787 of unrecognized tax benefits that if recognized would affect the tax rate. As of December 31, 2023, the uncertain tax position was reduced to $0 due to a lapse in statute of limitations for the year the position originated.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2019 remain open to examination by federal and state tax authorities. During the year ending December 31, 2022, we settled our examination by the State of Minnesota. The examination did not have a material effect on our financial statements. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2023, and 2022 we had $0 and $3,518 of interest or penalties accrued that related to income tax matters.

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

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the FCC’s Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in our property, plant and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment, therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 7.54% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan (EIP) for employees other than executive officers and a Management Incentive Plan (MIP) for our executive officers. Both plans were implemented in 2006. Both plans are cash/stock-based/Option-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate and operational performance with financial targets. The financial targets include the achievement of specified certain operating income before interest, taxes, depreciation and amortization criteria, while the operational targets are based upon fiber passings, fiber connections, and net Internet customer additions. The EIP permits the issuance of up to 200,000 shares of our Common Stock in stock awards.

We accrue an estimated liability each year for these potential payouts and reverse that accrual if the incentive payout targets are not met and paid out. Incentive payouts, if earned, are typically paid in late March of the year following the target year and after the filing of our Annual Report on Form 10-K.

On February 24, 2017, our BOD adopted the Nuvera Communications, Inc. 2017 Omnibus Stock Plan (2017 OSP) effective May 25, 2017. The shareholders of the Company approved the 2017 OSP at the May 25, 2017, Annual Meeting of Shareholders. The purpose of the 2017 OSP was to enable Nuvera and its subsidiaries to attract and retain talented and experienced people, closely link employee compensation with performance realized by shareholders, and reward long-term results with long-term compensation. The 2017 OSP enables us to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSU’s), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for Impairment

Description of the Matter

At December 31, 2023, the Company’s goodwill balance was $40,603,029. As discussed in Note 5 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting unit’s equity which is determined using discounted cash flow (DCF) models and market-based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

Auditing management’s annual impairment tests for goodwill was complex because of the significant judgment required to evaluate the management assumptions described above used to determine the fair value of the reporting units.

During the year ended December 31, 2023, the Company performed a quantitative goodwill impairment test, which resulted in an impairment charge of $9.3 million related to the Hutchinson Telephone Company reporting unit.

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

Olsen Thielen & Co., Ltd (251)

Roseville, Minnesota

March 15, 2024

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
OPERATING REVENUES:
Voice Service	$5,263,385	$5,694,428
Network Access	3,819,297	4,759,084
Video Service	12,061,703	12,497,458
Data Service	27,509,073	27,028,332
A-CAM/FUSF	12,479,376	11,721,412
Other Non-Regulated	4,659,134	4,013,755
Total Operating Revenues	65,791,968	65,714,469

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	15,168,203	14,383,362
Cost of Video	9,520,628	10,042,132
Cost of Data	4,817,072	4,118,439
Cost of Other Non-Regulated Services	1,672,935	1,635,837
Depreciation and Amortization	15,440,415	14,108,246
Selling, General, and Administrative	9,937,451	9,916,482
Total Operating Expenses	56,556,704	54,204,498

OPERATING INCOME	9,235,264	11,509,971

OTHER INCOME (EXPENSE):

Interest During Construction	720,659	284,871
CoBank Patronage Dividends	692,371	567,468
Interest/Dividend Income	181,081	261,181
Interest Expense	(6,817,430)	(3,485,805)
Gain on Sale of Investments	3,970,496	217,876
Impairment of Goodwill	(9,300,000)	-
Other Investment Income	418,521	539,803
Total Other Income (Expense)	(10,134,302)	(1,614,606)

INCOME (LOSS) BEFORE INCOME TAXES	(899,038)	9,895,365

INCOME TAXES EXPENSE	2,315,656	2,698,663

NET INCOME (LOSS)	$(3,214,694)	$7,196,702

NET INCOME (LOSS) PER SHARE
Basic	$(0.63)	$1.41
Diluted	$(0.62)	$1.41

DIVIDENDS PER SHARE	$0.2800	$0.5600

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,116,953	5,090,407
Diluted	5,190,289	5,115,801

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
NET INCOME (LOSS)	$(3,214,694)	$7,196,702

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized Gains (Losses) on Interest Rate Swaps	(871,834)	3,097,827
Income Tax Expense (Benefit) Related to Unrealized Gains (Losses) on Interest Rate Swaps	248,821	(884,119)
OTHER COMPREHENSIVE GAIN (LOSS):	(623,013)	2,213,708

COMPREHENSIVE INCOME (LOSS)	$(3,837,707)	$9,410,410

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2023 AND 2022

ASSETS

	2023	2022
CURRENT ASSETS:
Cash	$1,259,904	$310,556
Receivables, Net	3,411,892	3,725,422
Income Taxes Receivable	-	283,665
Materials, Supplies and Inventories	34,438,857	23,617,800
Prepaid Expenses and Other Current Assets	2,245,160	1,886,480
Total Current Assets	41,355,813	29,823,923

INVESTMENTS & OTHER ASSETS:
Goodwill	40,603,029	49,903,029
Intangibles	14,488,608	16,363,192
Other Investments	8,322,252	11,016,246
Right of Use Asset	1,348,290	1,341,029
Financial Derivative Instruments	1,342,628	2,214,462
Other Assets	884,122	461,445
Total Investments and Other Assets	66,988,929	81,299,403

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	277,357,371	219,891,050
Other Property & Equipment	32,433,191	29,836,775
Video Plant	18,848,612	16,096,032
Total Property, Plant and Equipment	328,639,174	265,823,857
Less Accumulated Depreciation	173,088,602	159,632,293
Net Property, Plant & Equipment	155,550,572	106,191,564

TOTAL ASSETS	$263,895,314	$217,314,890

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) DECEMBER 31, 2023 AND 2022

LIABILITIES AND STOCKHOLDERS' EQUITY

	2023	2022
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	12,803,435	7,012,264
Checks Written in Excess of Cash Balance	2,270,832	-
Accrued Income Taxes	581,098	-
Other Accrued Taxes	253,490	243,965
Deferred Compensation	45,797	62,765
Accrued Compensation	1,562,115	2,051,316
Other Accrued Liabilities	1,059,163	2,291,630
Total Current Liabilities	18,575,930	11,661,940

LONG-TERM DEBT, Net of Unamortized Loan Fees	122,891,638	78,552,197

NONCURRENT LIABILITIES:
Loan Guarantees	-	169,565
Deferred Income Taxes	23,032,099	22,737,530
Unrecognized Tax Benefit	-	23,304
Other Accrued Liabilities	1,132,799	1,236,949
Deferred Compensation	256,605	351,553
Total Noncurrent Liabilities	24,421,503	24,518,901

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,133,207 and 5,093,213 Shares Issued and Outstanding	8,555,345	8,488,689
Accumulated Other Comprehensive Gain	959,442	1,582,455
Unearned Compensation	-	79,892
Retained Earnings	88,491,456	92,430,816
Total Stockholders' Equity	98,006,243	102,581,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,895,314	$217,314,890

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,214,694)	$7,196,702
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,649,902	14,294,377
Gain on Sale of Investments	(4,062,759)	-
Impairment of Goodwill	9,300,000	-
Unrealized (Gains) Losses on Investments	92,263	(217,876)
Undistributed Earnings of Other Equity Investment	(280,000)	(515,963)
Noncash Patronage Refund	(123,745)	(133,467)
Stock Issued in Lieu of Cash Payment	471,092	398,424
Distributions from Equity Investments	128,048	210,917
Stock-based Compensation	221,749	64,301
Changes in Assets and Liabilities:
Receivables	(190,494)	34,677
Income Taxes Receivable	283,665	1,121,957
Inventories for Resale	41,522	10,238
Prepaid Expenses	(358,652)	89,882
Other Assets	(458,211)	(40,627)
Accounts Payable	49,249	199,257
Checks Written in Excess of Cash Balance	2,270,832	-
Accrued Income Taxes	581,098	-
Other Accrued Taxes	9,525	(16,048)
Other Accrued Liabilities	(1,833,079)	1,524,133
Deferred Income Tax	520,086	2,349,440
Deferred Compensation	(111,916)	(46,059)
Net Cash Provided by Operating Activities	18,985,481	26,524,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(55,547,283)	(37,977,118)
Materials and Supplies for Construction	(13,404,354)	(15,651,923)
Proceeds from Sale of Equity Investments	5,876,305	-
Other, Net	229,854	4,804
Net Cash Used in Investing Activities	(62,845,478)	(53,624,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(57,330,775)
Loan Proceeds	40,000,000	56,063,223
Loan Origination Fees	(151,237)	(1,165,859)
Changes in Revolving Credit Facility	4,281,191	33,172,860
Grants Received for Construction of Plant	2,110,162	396,360
Repurchase of Common Stock	-	(3,187,500)
Dividends Paid	(1,430,771)	(2,843,930)
Net Cash Used in Financing Activities	44,809,345	25,104,379

NET CHANGE IN CASH	949,348	(1,995,593)

CASH at Beginning of Period	310,556	2,306,149

CASH at End of Period	$1,259,904	$310,556

Supplemental cash flow information:
Cash paid for interest	$7,131,224	$1,505,687
Net cash paid (received) for income taxes	$930,807	$(770,934)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2021	5,210,053	$8,683,422	$(631,253)	$259,620	$90,338,806	$98,650,595

Directors Stock Plan	19,818	33,030			354,412	387,442
Employee Stock Plan	4,676	7,793			92,741	100,534
Restricted Stock Grant				(30,712)		(30,712)
Non-Cash, Share-Based Compensation					95,013	95,013
Exercise of RSU's	8,666	14,444		(149,016)	134,572	-
Repurchases of Common Stock	(150,000)	(250,000)			(2,937,500)	(3,187,500)
Net Income					7,196,702	7,196,702
Dividends					(2,843,930)	(2,843,930)
Unrealized Gain on Interest Rate Swap			2,213,708			2,213,708

BALANCE on December 31, 2022	5,093,213	8,488,689	1,582,455	79,892	92,430,816	102,581,852

Directors Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grant				(21,884)		(21,884)
Non-Cash, Share-Based Compensation					243,633	243,633
Exercise of RSU's	6,626	11,043		(58,008)	46,965	-
Net Loss					(3,214,694)	(3,214,694)
Dividends					(1,430,771)	(1,430,771)
Unrealized Gain on Interest Rate Swap			(623,013)			(623,013)

BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$0	$88,491,456	$98,006,243

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 118 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, advanced fiber communications network, providing managed services, switched service and dedicated private lines, connecting customers to long distance service providers and providing many other services associated with our Company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long-distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Classification of Costs and Expenses

Cost of services (excluding depreciation and amortization expense) includes all costs related to the delivery of communication services and products. These operating costs include all costs of performing services and providing related products including engineering, network monitoring and transportation costs.

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

Accounts Receivables and Allowance for Credit Losses

As of December 31, 2023, and 2022 our consolidated AR totaled $3,411,892 and $3,725,422, net of the AFCLs. We believe our receivables as of December 31, 2023, and 2022 are recorded at their fair value.

AR consists primarily of amounts due to the Company from normal business activities. We maintain an AFCLs based on our historical loss experience, current conditions and forecasted changes including but not limited to changes related to the economy, our industry and business. Uncollectible accounts are written-off (removed from AR and charged against the AFCLs) when internal collection efforts have been unsuccessful. Subsequently, if payment is received from the customer, the recovery is credited to the AFCLs.

As of December 31, 2023, and 2022, the fair value of our net AR approximated their carrying values; therefore, no fair value adjustment for fresh start accounting was required. Our AFCLs increased during the year ended December 31, 2023, compared to 2022.

Allowance for Credit Losses

AR are recorded at amortized cost less an AFCLs that are not expected to be recovered. The gross amount of AR is recorded net of the corresponding AFCLs in the consolidated balance sheets. We maintain AFCLs resulting from the expected failure or inability of our customers to make their required payments. We recognize the AFCLs based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivable and current macroeconomic conditions, as well as management’s expectation of conditions in the future, as applicable. Our AFCLs is recorded on a monthly basis based on the aging of our overall AR. Our AR collection policy includes internal collection efforts after an AR balance is 30 days due with service being suspended after approximately 40 days and terminated upon 60 days past due.

The following table summarizes the activity in the AFCLS for the years ended December 31, 2023, and 2022:

	Year Ended December 31
	2023	2022

Balance at beginning of year	$140,000	$80,000
Provision charged to expense	175,559	206,398
Write-offs, less recoveries	(165,559)	(146,398)
Balance at end of year	$150,000	$140,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are returned to vendors for credit. Our inventory value as of December 31, 2023, and 2022 was $34,438,857 and $23,617,800.

We value inventory using the lower of cost or net realizable value. Like our AFCLs, we make estimates related to the valuation of inventory. As of December 31, 2023, and 2022, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the average cost method of inventory costing.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on the expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. In 2022, we accelerated depreciation on our copper cable networks as we transition to a new FTTP network. Other than this change, we have not made any other significant changes to the lives of these assets in the two-year period ended December 31, 2023.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the FCC’s Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in our property, plant and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment, therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $40,603,029 and $49,903,029 as of December 31, 2023, and 2022. The reduction in goodwill in 2023 was the result of the HTC impairment recognized in 2023. In the fourth quarter of 2023 and 2022 we completed our annual impairment tests for existing acquired goodwill. This testing resulted in no impairment charges to goodwill for SETC and Scott-Rice as of December 31, 2023. This testing did result in an impairment charge to goodwill for HTC of $9.3 million as of December 31, 2023.

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

The fair value of our Goodwill is discussed in Note 5 – “Goodwill and Intangibles”. The fair value of our Goodwill was determined based on Level 3 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2023. As of December 31, 2023, we believe the carrying value of our investments is not impaired.

Debt – We estimate the fair value of our long-term debt based on the discounted future cash flows we expect to pay using current rates of borrowing for similar types of debt. Fair value of the debt approximates carrying value.

Other Financial Instruments - Our financial instruments also include cash equivalents, trade AR and accounts payable where the current carrying amounts approximate fair market value.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $1,022,312 and $723,261 in 2023 and 2022.

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

Earnings and Dividends Per Share

The basic and diluted net income per share are calculated as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Basic	Diluted	Basic	Diluted

Net Income (Loss)	$(3,214,694)	$(3,214,694)	$7,196,702	$7,196,702

Weighted-average common shares outstanding	5,116,953	5,190,289	5,090,407	5,115,801

Net income (loss) per share	$(0.63)	$(0.62)	$1.41	$1.41

The weighted-average shares outstanding, basic and diluted are calculated as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,116,953	5,116,953	5,090,407	5,090,407

Dilutive RSU's/Options	-	73,336	-	25,394

Weighted-average common shares outstanding	5,116,953	5,190,289	5,090,407	5,115,801

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

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. During the quarter ended June 30, 2022, we novated a certain hedging relationship to one our IRSAs by changing the reference rated from the London Inter-Bank Offered Rate to a secured overnight financing rate (SOFR). The amendment did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosures relating to the credit quality of trade and other receivables, including information relating to management’s estimate of AFCLs. The Company is required to adopt ASU 2016-13 for fiscal periods beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption as of December 15, 2018, was permitted. As of January 1, 2022, the Company adopted ASU 2016-13 and the adoption did not have a significant impact on our consolidated financial statements.

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the contract and may include promotional or bundling discounts. Most of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the contract. We do not consider the possibility of a contract being cancelled, renewed or modified, which is consistent with Accounting Standards Codification (ASC 606-10-32-4).

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023, and 2022:

	Twelve Months Ended December 31,

	2023	2022
Voice Service¹	$5,818,241	6,254,287
Network Access¹	3,938,587	4,898,470
Video Service¹	12,061,703	12,497,213
Data Service¹	25,214,978	24,680,039
Directory²	597,189	645,250
Other Contracted Revenue³	2,695,719	2,755,039
Other[4]	2,014,586	1,353,475

Revenue from customers	52,341,003	53,083,773

Subsidy and other revenue outside scope of ASC 606[5]	13,450,965	12,630,696

Total revenue	$65,791,968	$65,714,469

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

For the year ended December 31, 2023, approximately 76.50% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 20.44% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.06% of total revenue was from other sources including CPE and equipment sales and installation.

For the year ended December 31, 2022, approximately 78.72% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.22% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.06% of total revenue was from other sources including CPE and equipment sales and installation.

A significant portion of our revenue is derived from customers who may generally cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of such contracts, which is generally three to ten years for these types of contracts.

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

Network Access – We provide access services to other communication carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill monthly SLCs to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

Revenues earned from other communication carriers accessing our network are based on the utilization of our network by these carriers as measured by minutes of use on the network or special access to the network by the individual carriers monthly. Revenues are billed at tariffed access rates for both interstate and intrastate calls and are recognized into revenue monthly based on the period the access was provided.

The NECA pools and redistributes the SLCs to various communication providers through the CAF. These revenues are earned and recognized into revenue monthly. Any adjustments to these amounts received by NECA are adjusted for in revenue upon receipt of the adjustment.

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers.  Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of HD TV, DVR and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with CATV, satellite dish TV and off-air TV service providers. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Directory – Our directory publishing revenue in our telephone directories recurs monthly and is recognized as revenue monthly.

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

Subsidy and Other Revenue outside the Scope of ASC 606 – We receive subsidies from governmental entities to operate and expand our advanced fiber networks. In addition, we have revenue from leasing arrangements. Both revenue streams are outside of the scope of ASC 606.

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms and conditions. Revenues are pooled and redistributed based on a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the IXC’s. We believe this trend will continue.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

The Company currently receives funding based on the A-CAM as described below, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

A-CAM

As described above, except Scott-Rice, the remainder of our companies receive funding from A-CAM.

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

On September 29, 2023, Nuvera announced that it had notified the FCC that the Company had decided to remain on the current A-CAM funding, rather than moving to the E-ACAM program that the FCC introduced earlier in 2023. A-CAM and E-ACAM are FCC administered programs to subsidize the deployment of broadband to rural areas. E-ACAM is a successor to this program which requires participating carriers to offer broadband and voice services at speeds of 100/20 Mbps or faster to all E-ACAM required locations within its study area. Broadband providers were required to choose one of the two funding options and notify the FCC by September 29, 2023.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2023	2022	2021

Accounts receivable, net	$1,966,012	$1,477,692	$1,512,369
Contract assets	1,458,631	794,193	662,437
Contract liabilities	551,995	626,306	602,007

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2023, and 2022, the Company recognized expenses of $493,987 and $300,614, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the years ended December 31, 2023, and 2022 the Company recognized revenues of $364,644 and $349,109, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2023. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of December 31, 2023, and 2022. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance December 31, 2023	Balance December 31, 2022
Operating Lease Right-Of-Use Assets	$1,348,290	$1,341,029

Operating Lease Liabilities	Balance December 31, 2023	Balance December 31, 2022
Short-Term Operating Lease Liabilities	$352,969	$356,400
Long-Term Operating Lease Liabilities	1,029,910	1,026,978
Total	$1,382,879	$1,383,378

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance December 31, 2023
2024	$429,410
2025	241,574
2026	198,377
2027	149,229
2028	151,424
Thereafter	554,492
Total	1,724,506
Less Imputed interest	(341,627)
Present Value of Operating Leases	$1,382,879

The following summarizes other information related to leases for the year ended December 31, 2023, as follows:

Weighted Average Remaining Lease Term (Years)	6.75
Weighted Average Discount Rate	6.27%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the years ended December 31, 2023, and 2022 was $506,138 and $357,303, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2023, and 2022, include the following:

	2023	2022
Communications Plant:
Land	$707,648	$712,503
Buildings	11,007,636	10,918,490
Other Support Assets	24,419,429	22,980,859
Central Office and Circuit Equipment	63,323,590	61,046,604
Cable and Wire Facilities	154,273,968	118,171,835
Other Plant and Equipment	404,883	404,883
Plant Under Construction	23,220,217	5,655,876
	277,357,371	219,891,050
Other Property	32,433,191	29,836,775
Video Plant	18,848,612	16,096,032

Total Property, Plant and Equipment	$328,639,174	$265,823,857

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $13,565,831 and $12,155,871 in 2023 and 2022. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2023, and 2022, respectively, were 4.4% and 4.7%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $40,603,029 as of December 31, 2023, and $49,903,029 as of December 31, 2022. The reduction in goodwill in 2023 was the result of the HTC impairment recognized in 2023.

In 2023 and 2022, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2023 and 2022, the testing resulted in no impairment to goodwill for Scott-Rice and SETC and no impairment to goodwill for HTC for 2022 as the determined fair value was sufficient to pass the impairment test. For 2023, the testing resulted in an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

		December 31, 2023		December 31, 2022
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$32,053,361	$42,878,445	$30,429,708
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise		3,000,000	214,290	-	-
Trade Name	3-5 yrs	310,106	310,106	310,106	273,465
Indefinitely-Lived Intangible Assets
Video Franchise		-	-	3,000,000	-
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$36,577,757	$51,066,365	$34,703,173

Net Identified Intangible Assets			$14,488,608		$16,363,192

Amortization expense related to the definite-lived assets was $1,874,584 for 2023 and $1,952,375 for 2022. Amortization expense for the next five years is estimated to be:

2024	$2,052,234
2025	$2,047,312
2026	$2,042,389
2027	$1,335,247
2028	$1,335,247

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

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding the new credit agreements with CoBank.

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

Secured Credit Facility:

New Credit Agreement

●

TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. Final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028, through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029. We have currently drawn $50,000,000 on this Term Loan as of December 31, 2023.

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $50,000,000 on this Delayed Draw Term Loan as of December 31, 2023.

●

REVOLVING LOAN - $40,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $24,166,273 on this revolving note as of December 31, 2023.

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

Under the new credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018 we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of December 31, 2023, our IRSA covered $9,798,200, with a weighted average interest rate of 6.11%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019 we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of December 31, 2023, our IRSA covered $27,462,606, with a weighted average interest rate of 4.44%.

Our remaining outstanding debt of $86.9 million remains subject to variable interest rates at an effective weighted average interest rate of 8.55%, as of December 31, 2023.

As of December 31, 2023, our unused revolving credit facility of $15.8 million is subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on a current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred. Our current Total Leverage Ratio as of December 31, 2023, was 5.03, which exceeded our maximum total leverage ratio of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. On December 31, 2023, other than our total leverage ratio, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Long-term debt is as follows:	2023	2022

Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $625,000 (beginning on December 31, 2025) and quarterly installments of $937,500 (beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	$50,000,000	$50,000,000
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of 1.25% of loan balance (beginning on December 31, 2025) and quarterly installments of 1.875% of loan balance beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	50,000,000	10,000,000
Secured five-year revolving credit facility of up to $40,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 15, 2027.	24,166,273	19,885,082
Less: Unamortized Loan Fees	(1,274,635)	(1,332,885)
	122,891,638	78,552,197
Less: Amount due within one year	-	-
Net of Current Portion of Unamortized Loan Fees	-	-
Total Long Term Debt	$122,891,638	$78,552,197

Required principal payments for the next five years are as follows:

2024	$-
2025	$1,250,000
2026	$4,922,845
2027	$28,970,229
2028	$5,272,117

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

Under the new credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

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

As of December 31, 2023 we had the following IRSAs in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

TERM A-1 LN	7/31/2029	$9,798,200	6.11% (SOFR Base Rate of 2.96% plus 3.15% Base Rate Margin)
TERM A-1 LN	7/31/2029	$27,462,606	4.44% (SOFR Base Rate of 1.29% plus 3.15% Base Rate Margin)

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On December 31, 2023, the fair value asset of these swaps was $1,342,628, which has been recorded net of deferred tax expense of $383,186, resulting in the $959,442 in accumulated other comprehensive income gain. As of December 31, 2022, the fair value asset of these swaps was $2,214,462, which has been recorded net of deferred tax expense of $632,007, resulting in the $1,582,455 in accumulated other comprehensive income gain.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2023	2022
Taxes currently payable
Federal	$-	$(50,330)
State	1,795,530	380,082
Deferred Income Taxes	520,126	2,368,911
Total Income Tax Expense	$2,315,656	$2,698,663

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

As of December 31, 2022, we had $19,787 of unrecognized tax benefits that if recognized would affect the tax rate. As of December 31, 2023, the uncertain tax position was reduced to $0 due to a lapse in stature of limitations for the year the position originated.

A reconciliation of the beginning and ending amount of total unrecognized benefits for the years ended December 31, 2023, and 2022 are as follows:

	2023	2022
Balance, beginning of year	$19,787	$38,673
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	(18,886)
Increases related to current year tax positions	-	-
Decreases due to lapse of statute of limitations	(19,787)	-
Settlements	-	-
Balance, end of year	$-	$19,787

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota and Wisconsin income taxes. Tax years subsequent to 2019 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2023, and 2022 we had $0 and $3,518 of interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2023	2022
Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	(65.32)	8.17
Non deductible goodwill impairment	(217.23)	-
Permanent Differences and Other, Net	3.98	(1.90)
Effective tax rate	(257.57)%	27.27%

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company’s effective rate for the year ended December 31, 2023 was significantly impacted by a nondeductible goodwill impairment charge. Absent the impairment charge, the Company’s effective tax rate would have been 27.56%.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2023	2022
Deferred Tax Assets
Accrued Expenses	$(200,541)	$(382,546)
Deferred Compensation	(86,319)	(118,265)
Other	(219,058)	(106,371)
State NOL	(27,367)	(19,668)
Federal NOL	(4,643,453)	(3,472,536)
Sec. 163(j) business interest limitation	(2,823,686)	-
Leases	(394,736)	(394,878)
Total Deferred Tax Assets	(8,395,160)	(4,494,264)

Deferred Tax Liabilities
Fixed Assets	26,429,560	21,076,220
Intangible Assets	3,089,966	3,591,783
Investments	723,264	1,322,296
Unrealized Gain on SWAP	383,247	632,007
Contract Assets	416,359	226,698
Leases	384,863	382,790
Total Deferred Tax Liabilities:	31,427,259	27,231,794

Total Net Deferred Taxes	$23,032,099	$22,737,530

As of December 31, 2023, the Company has net operating loss carryforwards of approximately $22.1 million for tax purposes, which will be available to offset future taxable income. The losses may be carried forward indefinitely.

NOTE 9 – INCENTIVE AND RETIREMENT PLANS

In 2006, we implemented an EIP for employees other than executive officers and a MIP for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 ESP), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 15, 2024, 149,747 shares remain available to be issued under the 2015 ESP.

We have a 401(k)-employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k)-employee savings plan were $435,317 and $402,398 in 2023 and 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of December 31, 2023, the Company had outstanding contract amounts of approximately $17.7 million, with estimate completions of approximately $11.5 million in 2024 and $6.2 million in 2025.

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2024 is approximately $41.1 million and will be financed through internally generated funds and our credit facility with CoBank debt financing.

NOTE 11 - NONCASH ACTIVITIES

Noncash investing activities included $11,020,966 and $5,279,044 during the years ended December 31, 2023 and 2022. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

Noncash financing activities include $0 and $1,501,850 during the years ended December 31, 2023, and 2022. The activities related to broadband grants awarded and are recorded in our AR at year-end.

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

Nuvera recognized a gain of $4,060,775, net of escrow true ups, after the sale, in book value in connection with the sale of the FiberComm investment.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2023, the Company had recorded losses on our investments of $90,279. As of December 31, 2022, the Company has recorded a gain on one of our investments of $217,876.

NOTE 13 - GUARANTEES

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their investment in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023.

Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

NOTE 14 – DEFERRED COMPENSATION

As of December 31, 2023, and 2022, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 15 – STOCK BASED COMPENSATION

The Company’s 2017 OSP was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 15, 2024, 199,051 shares remain available for future grants under the 2017 OSP.

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

RSUs currently issued, exercised or forfeited are as follows:

	Time-Based RSUs	Targeted Performance-Based RSUs	Closing Stock Price	Vesting Date
Balance at December 31, 2021	9,440	13,270
Forfeited	(1,685)	(4,325)
Exercised	(4,391)	(4,244)	$17.18	12/31/2022
Balance at December 31, 2022	3,364	4,701
Forfeited	(516)	(923)
Exercised	(2,848)	(3,778)	$10.48	12/31/2023
Balance at December 31, 2023	0	0

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with Options. The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to overall success.

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

	Options	Closing Stock Price	Vesting Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at December 31, 2023	276,037

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

		Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in Thousands)

	Number of Shares

Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	8.28	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	8.28	$-
Granted	154,294	14.70	9.25	$-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	8.82	$-

The Options had no intrinsic value as of December 31, 2023.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $503,254, which the Company expects to recognize over a weighted-average period of approximately 1.93 years. As of December 31, 2022, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $299,434, which the Company expects to recognize over a weighted-average period of approximately 2.28 years.

On March 13, 2023, the Company Board adopted changes to the Nuvera Communications, Inc. 2017 OSP. Most of the changes eliminate language specific to the requirements and limitations on grants under Internal Revenue Code Section162 (m), which has been repealed by Congress. This includes provisions related to “Performance-Based Exception” in several sections of the 2017 OSP. The Board also increased the limit on annual grants from 50,000 to 100,000 shares per participant and eliminated separate provisions on new-hire stock grants and cash-based grants. The Board also made minor changes to other sections of the 2017 OSP. The Board did not increase the number of shares authorized for issuance under the 2017 OSP or change the terms of eligibility for participants under the 2017 OSP. The foregoing description of the changes to the 2017 OSP does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 OSP, as amended, which is filed as Exhibit 10.12 to the 2022 Annual Report on Form 10-K and is incorporated by reference.

NOTE 16 – SEGMENT INFORMATION

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues in any of the last two years.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent Company;
	•	Hutchinson Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Peoples Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera;
	•	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera;
	•	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota;

●	Our investments and interests in the following entities include some management responsibilities:
	•	Broadband Visions, LLC – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services;
•

Independent Emergency Services, LLC – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

NOTE 17 – BROADBAND GRANTS

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has not received any funds for this project as of December 31, 2023.

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects will begin in the spring of 2023. We have not received any funds for these projects as of December 31, 2023.

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was eligible to receive up to $2,139,562 to complete these projects. We have received $639,562 on these projects as of December 31, 2023.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grant will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,918,037 for these projects as of December 31, 2023.

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

Total revenues from transactions with affiliates were $459,438 and $501,187 for 2023 and 2022. Total expenses from transactions with affiliates were $397,671 and $496,028 for 2023 and 2022.

NOTE 19 -- SUBSEQUENT EVENTS

On March 5, 2024, the Company was awarded a grant from the DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our CEO and CFO, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 13, 2023, the Company Board adopted changes to the Nuvera Communications, Inc. 2017 OSP. Most of the changes eliminate language specific to the requirements and limitations on grants under Internal Revenue Code Section162 (m), which has been repealed by Congress. This includes provisions related to “Performance-Based Exception” in several sections of the 2017 Plan. The Board also increased the limit on annual grants from 50,000 to 100,000 shares per participant and eliminated separate provisions on new-hire stock grants and cash-based grants. The Board also made minor changes to other sections of the 2017 Plan. The Board did not increase the number of shares authorized for issuance under the 2017 Plan or change the terms of eligibility for participants under the 2017 Plan. The foregoing description of the changes to the 2017 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 Plan, as amended, which is filed as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated by reference.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III

Information Incorporated By Reference

In response to Part III, Items 10, 11, 12, 13 and 14, portions of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be held on May 25, 2024, are incorporated by reference into this Form 10-K. The 2024 Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 2023, the last day of the Company’s fiscal year.

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K relating to directors and nominees of the Company is contained under “Proposal 1 – Election of Directors” in the 2024 Proxy Statement and is incorporated by reference. Pursuant to General Instructions G(3) information required under Item 401 about executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

The information required by Item 406 of Regulation S-K, Code of Ethics is contained in the section entitled “Corporate Governance – Code of Business Conduct” in the 2024 Proxy Statement and is incorporated by reference.

The information required by Item 407(d)(4) and (d)(5), under “Audit Committee,” and “Audit Committee financial expert” contained under Corporate Governance – Audit Committee” in the 2024 Proxy Statement and is incorporated by reference. There is no disclosure required under Item 407(c)(3) regarding material changes in shareholder director nominating procedures.

Item 11.           Executive Compensation

The information required by Item 402 of Regulation S-K is contained under “Executive Compensation” in the 2024 Proxy Statement and is incorporated by reference.

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

Item 12. Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K; “Securities Authorized for Issuance under Equity Compensation Plans” is contained under Note 15 – Stock Based Compensation in notes to Audited Financial Statements in Item 8 of this Form 10-K.

The information required by Item 403 of Regulation S-K relating to security ownership of certain beneficial owners and management is contained under “Security Ownership of Certain Beneficial Owners and Management" in our 2024 Proxy Statement and is incorporated by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under “Certain Relationships and Related Transactions” and “Corporate Governance,” respectively in the 2024 Proxy Statement and is incorporated by reference.

Item 14.           Principal Accountant Fees and Services

The information relating to principal accounting fees and services required by Item 9(e) of Schedule 14A is set forth under “Proposal 2- Ratification of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2024	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ Perry L. Meyer	March 15, 2024
Perry Meyer, Chairman of the Board

/s/ Glenn H. Zerbe	March 15, 2024
Glenn H. Zerbe, President and Chief Executive Officer (Principal Executive Officer

/s/ Curtis O. Kawlewski	March 15, 2024
Curtis O. Kawlewski, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis E. Miller	March 15, 2024
Dennis Miller, Director

/s/ Bill D. Otis	March 15, 2024
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 15, 2024
Wesley E. Schultz, Director

/s/ James J. Seifert	March 15, 2024
James J. Seifert, Director

/s/ Colleen R. Skillings	March 15, 2024
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 15, 2024
Suzanne M. Spellacy, Director

PART IV

Item 15.            Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm	48-50

	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022	51

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022	52

	Consolidated Balance Sheets as of December 31, 2023 and 2022	53-54

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	55

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2023 and 2022	56

	Notes to Consolidated Financial Statements	57-81

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	86-87

EXHIBIT INDEX

3.1	Second Amended and Restated Articles of Incorporation of Nuvera Communications, Inc., as of May 25, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 25, 2023
3.2	Bylaws of Nuvera Communications, Inc., as amended as of December 21, 2023, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K dated December 21, 2023
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2021

10.1+	August 27, 2019, Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
10.2+	Change in Control Agreement with Glenn Zerbe incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019
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
10.6+

Nuvera Communications, Inc. 2015 Employee Stock Plan, incorporated by reference to Appendix A to the definitive proxy statement dated April 15, 2015, for the Annual Meeting of Shareholders held on May 28, 2015

10.7+	Nuvera Communications, Inc. 2017 Omnibus Stock Plan, as amended March 13, 2023, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2022
10.8+	Nuvera Communications, Inc. Non-Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2022
10.9+

Nuvera Communications, Inc. Employee Restricted Stock Unit Award Agreement (time-based/performance based), incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022

10.10

Credit Agreement dated as of July 15, 2022, between Nuvera Communications, Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2022

10.11

Pledge and Security Agreement dated as of July 15, 2022, between Nuvera Communications Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s 8-K dated July 20, 2022

10.12*

First Amendment dated as of August 12, 2022, by and among Nuvera Communications, Inc. as Borrower, Nuvera subsidiaries as Guarantors, CoBank, in its capacity as administrative agent and swing line lender and each other lender (including the Voting Participants)

10.13

Second Amendment to Credit Agreement and Waiver dated as of November 10, 2023, amending Existing Credit Agreement by and among Nuvera Communications, Inc.as Borrower, Nuvera Subsidiaries as Guarantors, and CoBank, ACB, as Lender and as Administrative Agent and each other Lender and Voting Participant party to the Amended Credit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2023

10.14

Third Amendment dated December 21, 2023, by and among Nuvera Communications, Inc., Nuvera subsidiaries as Guarantors, CoBank ACB in its capacity as administrative agent, as Swing Line Lender, as sole Issuing Lender and as a Lender, and each other Lender and Voting Participant party to the Existing Credit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 21, 2023

19.1*	Nuvera Communications, Inc. Insider Trading Policy (as amended, February 29, 2024)
21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Nuvera Communications, Inc. Clawback and Forfeiture Policy (As Amended, February 2024)
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit

Item 16.            Form 10-K Summary

Not Applicable.