Form 10-K/A
period 2023-12-31
Nuvera Communications, Inc.
filed 2024-03-20
CIK 71557

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐  Large, accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☒  Smaller reporting company  ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Note to Amendment No. 1 to Form 10-K on Form 10-K/A.

On March 15, 2024, Nuvera Communications, Inc. (“Nuvera: or the Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2023. After filing, the Company discovered that the filing did not show a conformed opinion on the audited financial statements from the independent registered public accounting firm. The Company is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to include the conformed signature, correct the location of Item 15 Exhibits and Financial Statements Schedule and the Signature page. The Company also has made a few substantive changes in this Amendment No. 1 to Form 10-K on Form 10-K/A to the original Form 10-K filing.

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

If a potentially material cybersecurity threat or incident is identified or discovered, the Company’s Cybersecurity Management Team will trigger our incidence response plan, including notifying our CEO, CFO, and other relevant business executives. Our Cybersecurity Management Team, along with our CISO, will work with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and other impacted departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps. If executive management determines that a cybersecurity threat or incident could be material to the Company, our management will notify the Audit Committee, who will escalate the risk to our full BOD, depending on an assessment of the risk.

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

(a) 3.	Exhibits Required

	See “Index to Exhibits”	85-86

Item 16.	Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Articles of Incorporation of Nuvera Communications, Inc., as of May 25, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 25, 2023
3.2	Bylaws of Nuvera Communications, Inc., as amended as of December 21, 2023, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K dated December 21, 2023
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
10.9+

Nuvera Communications, Inc. Employee Restricted Stock Unit Award Agreement (time-based/performance based), incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022

10.10

Credit Agreement dated as of July 15, 2022, between Nuvera Communications, Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2022

10.11

Pledge and Security Agreement dated as of July 15, 2022, between Nuvera Communications Inc., Nuvera subsidiaries as Guarantors and CoBank, ACB as Lender and as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s 8-K dated July 20, 2022

10.12

First Amendment dated as of August 12, 2022, by and among Nuvera Communications, Inc. as Borrower, Nuvera subsidiaries as Guarantors, CoBank, in its capacity as administrative agent and swing line lender and each other lender (including the Voting Participants), incorporated by reference to Exhibit 10.2 the Company’s Form 10-K for the year ended December 31, 2023

10.13

Second Amendment to Credit Agreement and Waiver dated as of November 10, 2023, amending Existing Credit Agreement by and among Nuvera Communications, Inc.as Borrower, Nuvera Subsidiaries as Guarantors, and CoBank, ACB, as Lender and as Administrative Agent and each other Lender and Voting Participant party to the Amended Credit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2023

10.14

Third Amendment dated December 21, 2023, by and among Nuvera Communications, Inc., Nuvera subsidiaries as Guarantors, CoBank ACB in its capacity as administrative agent, as Swing Line Lender, as sole Issuing Lender and as a Lender, and each other Lender and Voting Participant party to the Existing Credit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 21, 2023

19.1	Nuvera Communications, Inc. Insider Trading Policy (as amended, February 29, 2024), incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2023
21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Nuvera Communications, Inc. Clawback and Forfeiture Policy (As Amended, February 29, 2024), incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended December 31, 2023
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema File
101.CAL	XBRL Taxonomy Extension Calculation Linkbase File
101.DEF	XBRL Taxonomy Extension Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Extension Presentation Linkbase File

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2024	NUVERA COMMUNICATIONS, INC. (Registrant)

	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer)