Form 10-Q
period 2024-03-31
Nuvera Communications, Inc.
filed 2024-05-10
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2024

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

The total number of shares of the registrant’s common stock outstanding as of May 10, 2024: 5,134,077.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Three Months Ended March 31,

2024		2023
OPERATING REVENUES:
Voice Service	$1,231,728	$1,312,593
Network Access	947,110	1,095,292
Video Service	2,989,949	3,051,297
Data Service	7,248,773	6,816,549
A-CAM/FUSF	3,415,466	2,988,279
Other Non-Regulated	1,112,099	1,098,937
Total Operating Revenues	16,945,125	16,362,947

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	3,879,506	3,980,487
Cost of Video	2,353,226	2,465,320
Cost of Data	1,140,538	1,066,178
Cost of Other Nonregulated Services	422,751	396,387
Depreciation and Amortization	4,354,659	3,687,032
Selling, General and Administrative	2,874,332	2,579,346
Total Operating Expenses	15,025,012	14,174,750

OPERATING INCOME	1,920,113	2,188,197

OTHER INCOME (EXPENSE)
Interest Expense	(2,514,323)	(1,202,923)
Interest/Dividend Income	112,830	89,275
Interest During Construction	245,287	58,499
Gain on Sale of Investments	-	4,087,207
CoBank Patronage Dividends	1,196,948	692,371
Other Investment Income	61,344	89,536
Total Other Income (Expense)	(897,914)	3,813,965

INCOME BEFORE INCOME TAXES	1,022,199	6,002,162

INCOME TAXES EXPENSE	286,214	1,680,603

NET INCOME	$735,985	$4,321,559

NET INCOME PER SHARE
Basic	$0.14	$0.85
Diluted	$0.14	$0.84

DIVIDENDS PER SHARE	$0.00	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,133,207	5,095,097
Diluted	5,256,779	5,136,814

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,

	2024	2023

Net Income	$735,985	$4,321,559

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(14,735)	(446,508)
Income Tax Benefit Related to Unrealized Loss on Interest Rate Swaps	4,205	127,433
Other Comprehensive Loss	(10,530)	(319,075)

Comprehensive Income	$725,455	$4,002,484

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	March 31, 2024	December 31, 2023

CURRENT ASSETS:
Cash	$208,310	$1,259,904
Receivables, Net	3,669,116	3,411,892
Materials, Supplies, and Inventories	32,484,743	34,438,857
Prepaid Expenses and Other Current Assets	2,699,191	2,245,160
Total Current Assets	39,061,360	41,355,813

INVESTMENTS & OTHER ASSETS:
Goodwill	40,603,029	40,603,029
Intangibles	13,975,550	14,488,608
Other Investments	8,334,157	8,322,252
Right of Use Asset	1,239,745	1,348,290
Financial Derivative Instruments	1,327,893	1,342,628
Other Assets	873,344	884,122
Total Investments and Other Assets	66,353,718	66,988,929

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	282,059,580	277,357,371
Other Property & Equipment	32,910,335	32,433,191
Video Plant	18,926,849	18,848,612
Total Property, Plant and Equipment	333,896,764	328,639,174
Less Accumulated Depreciation	176,930,203	173,088,602
Net Property, Plant & Equipment	156,966,561	155,550,572

TOTAL ASSETS	$262,381,639	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2024	December 31, 2023

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	8,698,108	12,803,435
Checks Written in Excess of Cash Balances	-	2,270,832
Accrued Income Taxes	867,313	581,098
Other Accrued Taxes	316,154	253,490
Deferred Compensation	45,366	45,797
Accrued Compensation	1,546,619	1,562,115
Other Accrued Liabilities	1,035,775	1,059,163
Total Current Liabilities	12,509,335	18,575,930

LONG-TERM DEBT, Net of Unamortized Loan Fees	126,721,437	122,891,638

NONCURRENT LIABILITIES:
Deferred Income Taxes	23,027,894	23,032,099
Other Accrued Liabilities	1,075,786	1,132,799
Deferred Compensation	245,587	256,605
Total Noncurrent Liabilities	24,349,267	24,421,503

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,133,207 and 5,133,207 Shares Issued and Outstanding	8,555,345	8,555,345
Accumulated Other Comprehensive Gain	948,912	959,442
Retained Earnings	89,297,343	88,491,456
Total Stockholders' Equity	98,801,600	98,006,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$262,381,639	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$735,985	$4,321,559
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,412,602	3,738,611
Gain on Sale of Investments	-	(4,087,207)
Undistributed Earnings of Other Equity Investments	(60,065)	(88,509)
Noncash Patronage Refund	(141,819)	(106,769)
Stock Issued in Lieu of Cash Payment	93,750	177,400
Stock-based Compensation	69,902	22,262
Changes in Assets and Liabilities:
Receivables	(297,285)	(273,354)
Income Taxes Receivable	-	283,665
Inventories for Resale	45,765	16,842
Prepaid Expenses	(547,781)	(302,424)
Other Assets	50,682	5,501
Accounts Payable	213,604	25,557
Checks Written in Excess of Cash Balance	(2,270,832)	-
Accrued Income Taxes	286,215	1,296,938
Other Accrued Taxes	62,664	62,175
Other Accrued Liabilities	1,199	(507,664)
Net Cash Provided by Operating Activities	2,654,586	4,584,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(11,088,727)	(5,282,546)
Materials and Supplies for Construction	1,900,973	(7,938,169)
Proceeds from Sale of Equity Investments	-	5,576,804
Other, Net	150,074	189,825
Net Cash Used in Investing Activities	(9,037,680)	(7,454,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	-
Loan Origination Fees	(302)	(9,912)
Changes in Revolving Credit Facility	3,772,159	4,112,310
Grants Received for Construction of Plant	1,559,643	-
Dividends Paid	-	(713,050)
Net Cash Provided by Financing Activities	5,331,500	3,389,348

NET CHANGE IN CASH	(1,051,594)	519,845

CASH at Beginning of Period	1,259,904	310,556

CASH at End of Period	$208,310	$830,401

Supplemental cash flow information:
Cash paid for interest	$2,517,864	$1,720,633
Net cash paid for income taxes	$0	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED MARCH 31, 2024
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$-	$88,491,456	$98,006,243

Non-Cash, Share-Based Compensation	-	-	-	-	69,902	69,902
Net Income	-	-	-	-	735,985	735,985
Unrealized Loss on Interest Rate Swap	-	-	(10,530)	-	-	(10,530)

BALANCE on March 31, 2024	5,133,207	$8,555,345	$948,912	$-	$89,297,343	$98,801,600

	THREE MONTHS ENDED MARCH 31, 2023
			Accumulated Other Comprehensive Gain (Loss)

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2022	5,093,213	8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

Employee Stock Plan	5,652	9,420	-	-	74,230	83,650
Restricted Stock Grants	-	-	-	(10,129)	-	(10,129)
Non-Cash, Share-Based Compensation	-	-	-	-	32,391	32,391
Net Income	-	-	-	-	4,321,559	4,321,559
Dividends	-	-	-	-	(713,050)	(713,050)
Unrealized Loss on Interest Rate Swap	-	-	(319,075)	-	-	(319,075)

BALANCE on March 31, 2023	5,098,865	$8,498,109	$1,263,380	$69,763	$96,145,946	$105,977,198

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of our assets in the two-year period ended March 31, 2024. Depreciation expense was $3,841,601 and $3,265,613 for the three months ended March 31, 2024, and 2023. The increase in depreciation expense was primarily due to an increase in our FTTP network to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission (FCC) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in property, plant, and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Significant components of our deferred taxes arise from differences (i) in the basis of property, plant, and equipment due to the use of accelerated depreciation methods for tax purposes, as well as (ii) in partnership investments and intangible assets due to the difference between book and tax basis. Our effective income tax rate is normally higher than the United States tax rate due to state income taxes and permanent differences.

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

As of March 31, 2024, and December 31, 2023, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2019 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2024, and December 31, 2023, we had $0 of interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Basic	Diluted	Basic	Diluted

Net Income	$735,985	$735,985	$4,321,559	$4,321,559

Weighted-average common shares outstanding	5,133,207	5,256,779	5,095,097	5,136,814

Net income per share	$0.14	$0.14	$0.85	$0.84

The weighted-average shares outstanding, basic, and diluted, are calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,133,207	5,133,207	5,095,097	5,095,097

Dilutive RSU's/Options	-	123,572	-	41,717

Weighted-average common shares outstanding	5,133,207	5,256,779	5,095,097	5,136,814

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and incomes taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

We have implemented all new, applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The transaction price is determined at contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the contract and may include promotional or bundling discounts. Most of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the contract. We do not consider the possibility of a contract being cancelled, renewed, or modified, which is consistent with Accounting Standards Codification (ASC 606-10-32-4).

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Voice Service¹	$1,372,387	$1,440,026
Network Access¹	968,286	1,129,085
Video Service¹	2,989,949	3,051,297
Data Service¹	6,675,840	6,253,196
Directory²	140,765	155,259
Other Contracted Revenue³	675,834	655,389
Other[4]	470,536	452,806

Revenue from customers	13,293,597	13,137,058

Subsidy and other revenue outside scope of ASC 606[5]	3,651,528	3,225,889

Total revenue	$16,945,125	$16,362,947

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

For the three months ended March 31, 2024, approximately 75.67% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.55% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.78% of total revenue was from other sources including CPE and equipment sales and installation.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition TV, digital video recorders (DVR) and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with cable television services (CATV), satellite dish TV and off-air TV service providers. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms, and conditions. Revenues are pooled and redistributed based on a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the Interexchange Carriers (IXC’s). We believe this trend will continue.

Intrastate access rates are filed with state regulatory commissions in Minnesota and Iowa.

The Company currently receives funding based on the Alternative Connect America Cost Model (A-CAM) as described below, except for Scott-Rice Telephone Co. (Scott-Rice), which receives funding from the Federal Universal Service Fund (FUSF). Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	March 31,	December 31,
	2024	2023

Accounts receivable, net - beginning balance	$1,966,012	$1,477,692
Accounts receivable, net - ending balance	$2,223,235	$1,966,012

Contract assets - beginning balance	1,458,631	794,193
Contract assets - ending balance	1,412,184	1,458,631

Contract liabilities - beginning balance	551,995	626,306
Contract liabilities - ending balance	649,154	551,995

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the quarters ended March 31, 2024, and 2023, the Company recognized expenses of $159,107 and $90,751, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contract liabilities include customer deposits that are not recognized as revenue but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized as revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities.

During the quarters ended March 31, 2024, and 2023, the Company recognized revenues of $164,927 and $186,639, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2024. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU assets and operating lease liabilities as of March 31, 2024, and December 31, 2023. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Asset	Balance March 31, 2024	Balance December 31, 2023
Operating Lease Right-Of-Use Assets	$1,239,745	$1,348,290

Operating Lease Liability	Balance March 31, 2024	Balance December 31, 2023
Short-Term Operating Lease Liabilities	$284,255	$352,969
Long-Term Operating Lease Liabilities	985,074	1,029,910
Total	$1,269,329	$1,382,879

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance March 31, 2024
2024 (remaining)	$294,568
2025	241,574
2026	198,377
2027	149,229
2028	151,424
Thereafter	554,491
Total	1,589,663
Less Imputed Interest	(320,334)
Present Value of Operating Leases	$1,269,329

The following summarizes other information related to leases for the quarter ended March 31, 2024, as follows:

Weighted Average Remaining Lease Term (Years)	6.87
Weighted Average Discount Rate	6.27%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expense for the three months ended March 31, 2024, and 2023 was $147,996 and $105,608, respectively.

Note 4 – Financial Derivative Instruments and  Fair Value Measurements

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

The fair value of our Goodwill as discussed in Note 5 – “Goodwill and Intangibles”. The fair value of our Goodwill was determined based on Level 3 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2023. As of March 31, 2024, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $40,603,029 as of March 31, 2024, and December 31, 2023.

In 2023 and 2022, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2023 and 2022, the testing resulted in no impairment to goodwill for Scott-Rice and Sleepy Eye Telephone Company and no impairment to goodwill for Hutchinson Telephone Company (HTC) for 2022 as the determined fair value was sufficient to pass the impairment test. For 2023, the testing resulted in an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights, and trade names. We amortize intangible assets with finite lives over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment. In addition, we periodically reassess the carrying value, useful lives, and classifications of our identifiable intangible assets.

The components of our identified intangible assets are as follows:

		March 31, 2024		December 31, 2023
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$32,459,274	$42,878,445	$32,053,361
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise		3,000,000	321,435	3,000,000	214,290
Trade Name	3-5 yrs	310,106	310,106	310,106	310,106
Indefinitely-Lived Intangible Assets
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$37,090,815	$51,066,365	$36,577,757

Net Identified Intangible Assets			$13,975,550		$14,488,608

Amortization expense related to the definite-lived intangible assets was $513,058 and $421,419 for the three months ended March 31, 2024, and 2023. Amortization expense for the remaining nine months of 2024 and the five years after 2024 is estimated to be:

• (April 1 – December 31)	$1,539,176
• 2025	$2,047,312
• 2026	$2,042,389
• 2027	$1,335,247
• 2028	$1,335,247
• 2029	$1,335,247

Note 6 – Secured Credit Facility

On July 15, 2022, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a credit facility in the aggregate principal amount of $130.0 million.

Under the Agreements, among other things, (i) the Company received a $50.0 million term loan to replace existing debt, (ii) a $50.0 million delayed draw term loan, (iii) the Company’s revolving loan was increased from $20.0 million to $30.0 million, (iv) the maturity date of the term loans were set at July 15, 2029, and the maturity day of the revolving loan was set at July 15, 2027, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on July 20, 2022, for further details regarding the credit agreements with CoBank.

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding the credit agreements with CoBank.

Under the credit agreement, the Company and its respective subsidiaries have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. The credit agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a change in control (as defined in the credit agreement).

Credit Agreement:

●

TERM A-1 LOAN - $50,000,000 term note with interest payable quarterly. Final maturity date of this note is July 15, 2029. Twelve quarterly principal payments of $625,000 are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of $937,500 commencing on December 31, 2028, through maturity date. A final balloon payment of $39,687,500 is due at maturity of this note on July 15, 2029. We have currently drawn $50,000,000 on this Term Loan as of March 31, 2024.

●

DELAYED DRAW TERM LOAN - $50,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is July 15, 2029. Twelve quarterly principal payments of 1.25% of the outstanding loan balance are due commencing December 31, 2025, through September 30, 2028, and three quarterly principal payments of 1.875% of the outstanding loan balance commencing on December 31, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on July 15, 2029. We currently have drawn $50,000,000 on this Delayed Draw Term Loan as of March 31, 2024.

●

REVOLVING LOAN - $40,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is July 15, 2027. We currently have drawn $27,938,431 on this revolving note as of March 31, 2024.

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

Under the credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the credit facility, the Company “rolled over” its two exiting IRSAs.

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our then existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of March 31, 2024, our IRSA covered $9,510,050, with a weighted average interest rate of 6.11%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank on August 29, 2019. As of March 31, 2024, our IRSA covered $26,654,973, with a weighted average interest rate of 4.44%.

Our remaining outstanding debt of $91.8 million remains subject to variable interest rates at an effective weighted average interest rate of 8.52%, as of March 31, 2024.

As of March 31, 2024, our unused revolving credit facility of $12.1 million is subject to an unused commitment fee of 0.25% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we were allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred. Our current Total Leverage Ratio as of March 31, 2024, was 5.10 which exceeded our original maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023. On March 29, 2024, CoBank extended the above waiver until June 30, 2024.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio, debt service coverage ratio and equity to total assets ratio. On March 31, 2024, other than our total leverage ratio, we were in compliance with all the stipulated financial ratios in our loan agreements.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. Also, our credit facility contains restrictions that, among other things, limits or restricts our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers, or dispositions, and engage in mergers and acquisitions, without CoBank approval.

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

Under the credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the credit facility, the Company “rolled over” its two exiting IRSAs.

To meet this objective, we have entered into an IRSA with CoBank covering 25 percent of our then existing outstanding debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. The swap effectively locked in the interest rate on 25 percent of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On March 31, 2024, the fair value asset of these swaps was $1,327,893, which has been recorded net of deferred tax expense of $378,981, resulting in the $948,912 of accumulated other comprehensive income gain. On March 31, 2023, the fair value asset of these swaps was $1,767,954, which has been recorded net of deferred tax expense of $504,574, resulting in the $1,263,380 in accumulated other comprehensive income gain.

Note 8 – Other Investments

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in modern technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 11 – “Segment Information” for a listing of our investments.

Nuvera recognized a gain of $4,060,775, net of escrow true ups, after the sale, in book value in connection with the sale of the FiberComm, LC (Fibercomm) investment.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2024, and 2023, respectively, the Company had not recorded any gains or losses on our investments.

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

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan, which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 31, 2024, 149,747 shares remain available to be issued under the 2015 Plan.

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

	•	Fiber Minnesota, LLC (FM) – 7.64% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of March 31, 2024, the Company had outstanding contract amounts of approximately $14.6 million, with estimated completions of approximately $8.4 million in 2024 and $6.2 million in 2025.

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

Note 13 – Broadband Grants

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of March 31, 2024.

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of March 31, 2024.

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has not received any funds for these projects as of March 31, 2024.

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $588,285 for these projects as of March 31, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $2,088,485 to complete these projects.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of March 31, 2024.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2024, 91,598 shares remain available for future grants under the 2017 OSP.

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

RSUs currently issued and outstanding are as follows:

		Targeted	Closing
	Time-Based	Performance-Based	Stock	Vesting
	RSUs	RSUs	Price	Date
Balance at December 31, 2022	3,364	4,701
Forfeited	(516)	(923)
Exercised	(2,848)	(3,778)	$10.48	12/31/2023
Balance at December 31, 2023	-	-
Forfeited	-	-
Exercised	-	-
Balance at March 31, 2024	-	-

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified stock Options (Options). The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors of our overall success.

As previously disclosed, the number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $11.00 on March 28, 2024, $14.70 on March 31, 2023, and $21.20 on April 11, 2022. The 2024 Options will vest one-third each on March 31, 2025, 2026 and 2027. The 2023 Options will vest one-third each on March 31, 2024, 2025 and 2026. The 2022 Options will vest one-third each on April 11, 2023, 2024 and 2025.

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at March 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at March 31, 2024	383,490

The grant date fair value of employee stock Option awards is determined using the Black Scholes Option-pricing model. The following assumptions were used during the following periods:

	2024 Grants	2023 Grants	2022 Grants

Exercise Price	$11.00	$14.70	$21.20
Risk-Free Rate of Interest	3.866%	2.957%	1.515%
Expected Term (Years)	10	10	10
Expected Stock Price Volatility	36.6%	20.7%	18.1%
Dividend Yield	2.11%	2.83%	2.44%

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	Excercisable	Exercise Price	Term (Years)	(in Thousands)
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	8.03	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	8.03	$-
Granted	154,294	14.70	9.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	8.58	$-
Granted	107,453	11.00	10.00	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2024	383,490	$15.73	8.98	$-
Exercisable as of March 31, 2024	92,008	$17.57	8.98	$-

The Options had no intrinsic value as of March 31, 2024.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of March 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $899,697, which the Company expects to recognize over a weighted-average period of approximately 2.31 years. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $503,254, which the Company expects to recognize over a weighted-average period of approximately 1.93 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, in reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. These statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Nuvera and its subsidiaries to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) unfavorable general economic conditions that could negatively affect our operating results; ii) substantial regulatory change and increased competition; iii) our possible pursuit of acquisitions could be expensive or not successful; iv) we may not accurately predict technological trends or the success of new products; v) shifts in our product mix may result in declines in our operating profitability; vi) possible consolidation among our customers; vii) a failure in our operational systems or infrastructure could affect our operations; viii) data security breaches; ix) possible replacement of key personnel; x) elimination of governmental network support we receive; xi) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants and xii) possible customer payment defaults. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements.

In addition, forward-looking statements speak only as of the date they are made, which is the filing date of this Form 10-Q. With the exception of the requirements set forth in the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of the latest information, future events or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

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

In the first quarter of 2024, we have seen our overall revenues increase primarily due to Internet growth and increased governmental support revenues mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first quarter of 2024 which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2024, we had $12.1M of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

Executive Summary

Highlights:

●

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding the credit agreements with CoBank.

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

●

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a gain of $4,060,775, net of escrow true ups, in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

●

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of March 31, 2024.

●

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of March 31, 2024.

●

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $588,285 for these projects as of March 31, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $2,088,485 to complete these projects.

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has not received any funds for these projects as of March 31, 2024.

●

On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The Company will continue to build and deploy the Gig-speed service over the next few years. Nuvera’s goal is to bring Gig-speed service to as many communities as possible.

In 2024, we plan to upgrade 10,400 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of March 31, 2024, we have upgraded 2,784 of the planned 10,400 passings with these fiber services.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of March 31, 2024.

●

Net income for the first quarter of 2024 totaled $735,985 which was a $3,585,574, or 82.97% decrease compared to the first quarter of 2023. This decrease was primarily due to the March 31, 2023, gain on the sale of our Fibercomm investment, the increase in interest expense, and a decrease in operating income, all of which are described below.

●

Consolidated revenue for the first quarter of 2024 totaled $16,945,125, which was a $582,178 or 3.56% increase compared to the first quarter of 2023. This increase was primarily due to increases in data services, governmental support revenues and other revenue, partially offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2024.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,933 or 12.87% for the twelve months ended March 31, 2024, due to the reasons mentioned above.

The expansion of our advanced fiber communications network, growth in broadband connection sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to invest in our fiber broadband network and continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, Internet protocol TV (IPTV) and hosted and managed services.

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarter.

Nuvera Communications, Inc. Reporting by Technology

	Q1 2023		Q2 2023		Q3 2023		Q4 2023		Q1 2024
Premise Passings
Fiber - NuFiber/Gig-Cities	19,714		22,135		27,429		35,173		37,957
Non-Fiber	43,512		41,389		37,436		31,755		29,743
Total Passings	63,226		63,524		64,865		66,928		67,700
% Fiber Coverage	31.2%		34.8%		42.3%		52.6%		56.1%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	6,440		6,962		8,075		9,525		10,995
Business	697		729		795		903		1,036
Totals	7,137	36.2%	7,691	34.7%	8,870	32.3%	10,428	29.6%	12,031	31.7%
Non-Fiber
Residential	18,687		18,267		17,267		16,159		15,077
Business	1,617		1,575		1,475		1,381		1,238
Totals	20,304	46.7%	19,842	47.9%	18,742	50.1%	17,540	55.2%	16,315	54.9%
Total Broadband Connections	27,441	43.4%	27,533	43.3%	27,612	42.6%	27,968	41.8%	28,346	41.9%
% Broadband on Fiber	26.0%		27.9%		32.1%		37.3%		42.4%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU Fiber Gig-Cities
Residential	$1,256,140	$65.16	$1,357,318	$65.84	$1,521,998	$66.62	$1,824,719	$67.10	$2,272,559	$72.89
Business	$409,114	$219.15	$410,323	$213.52	$456,968	$219.40	$471,078	$182.70	$516,762	$174.05	*
Totals	$1,665,254	$79.90	$1,767,641	$79.69	$1,978,966	$79.69	$2,295,797	$77.11	$2,789,321	$81.68
Non-Fiber
Residential	$3,370,915	$60.11	$3,291,003	$59.69	$3,139,666	$59.33	$2,895,759	$58.54	$2,771,199	$59.57
Business	$539,694	$104.45	$551,931	$105.97	$530,347	$107.05	$503,995	$118.20	$463,458	$119.88
Totals	$3,910,609	$63.70	$3,842,934	$63.41	$3,670,013	$63.41	$3,399,754	$63.27	$3,234,657	$64.20
Total Internet/BB Revenue	$5,575,863		$5,610,575		$5,648,979		$5,695,551		$6,023,978
% Revenue from Fiber	29.9%		31.5%		35.0%		40.3%		46.3%

Other Internet Reveneue	$1,240,686		$1,263,995		$1,232,986		$1,240,438		$1,224,795

Total Internet Revenue	$6,816,549		$6,874,570		$6,881,965		$6,935,989		$7,248,773

All Other Revenue	$9,546,398		$9,410,117		$9,488,513		$9,837,867		$9,696,352

Total Revenue	$16,362,947		$16,284,687		$16,370,478		$16,773,856		$16,945,125

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

Financial results for the Communications Segment for the three months ended March 31, 2024, and 2023 are included below:

Communications Segment
	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
Operating Revenues
Voice Service	$1,231,728	$1,312,593	$(80,865)	-6.16%
Network Access	947,110	1,095,292	(148,182)	-13.53%
Video Service	2,989,949	3,051,297	(61,348)	-2.01%
Data Service	7,248,773	6,816,549	432,224	6.34%
A-CAM/FUSF	3,415,466	2,988,279	427,187	14.30%
Other	1,112,099	1,098,937	13,162	1.20%
Total Operating Revenues	16,945,125	16,362,947	582,178	3.56%

Cost of Services, Excluding Depreciation and Amortization	7,796,021	7,908,372	(112,351)	-1.42%
Selling, General and Administrative	2,874,332	2,579,346	294,986	11.44%
Depreciation and Amortization Expenses	4,354,659	3,687,032	667,627	18.11%
Total Operating Expenses	15,025,012	14,174,750	850,262	6.00%

Operating Income	$1,920,113	$2,188,197	$(268,084)	-12.25%

Net Income	$735,985	$4,321,559	$(3,585,574)	-82.97%

Capital Expenditures	$11,088,727	$5,282,546	$5,806,181	109.91%

Key metrics
Access Lines	13,084	15,017	(1,933)	-12.87%
Video Customers	8,023	8,879	(856)	-9.64%
Broadband Customers	33,830	32,646	1,184	3.63%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,231,728, which was $80,865 or 6.16% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $947,110, which was $148,182 or 13.53% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,989,949, which was $61,348 or 2.01% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $7,248,773, which was $432,224 or 6.34% higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in fiber data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber data customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – The Company currently receives funding based on the A-CAM, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s average costs. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $3,415,466, which was $427,187 or 14.30% higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to our new CBOL funding through USAC, partially offset by lower CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected for the sales of wireless phones and accessories. Other revenue was $1,112,099, which was $13,162 or 1.20% higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the sales and installation of CPE and inside wire maintenance revenues, partially offset by a decrease in directory publishing revenues, long-distance revenues, and other revenues.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,796,021, which was $112,351 or 1.42% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to lower programming costs from video content providers due to a loss of video customers. This decrease was partially offset by higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. We have experienced increased inflation in our operations in the first quarter of 2024 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,874,332, which was $294,986 or 11.44% higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase reflects the increased costs associated with our FTTP network initiative. We have experienced increased inflation in our operations in the first quarter of 2024 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $4,354,659, which was $667,627 or 18.11% higher in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $1,920,113, which was $268,084 or 12.25% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to higher depreciation and selling, general and administrative expenses, partially offset by higher revenues, all of which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense increased $1,311,400 in 2024 compared to 2023. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our increased term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income increased $23,555 in 2024 compared to 2023. This increase was primarily due to an increase in dividend income earned on our investments.

The gain on sale of investments in 2023 primarily reflects the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023.

Other income for the three months ended March 31, 2024, and 2023, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2024 was $1,196,948, compared to $692,371 allocated and received in 2023.This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income decreased $28,192 in 2024 compared to 2023. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in 2024 compared to 2023, primarily due to the sale of FiberComm in the first quarter of 2023.

Income Taxes

Income tax expense was $286,214 which was $1,394,389 or 82.97% lower in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily due to decreased operating income and increased interest expense in 2024, and the 2023 gain on sale of FiberComm in the first quarter of 2023. The effective income tax rate for the three months ending March 31, 2024, and 2023, was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $225,523,037 on March 31, 2024, reflecting 43.8% equity and 56.2% debt. This compares to a capital structure of $220,897,881 December 31, 2023, reflecting 44.4% equity and 55.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.10 times debt to earnings before interest, taxes, depreciation, and amortization (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30, 2023. On March 29, 2024, CoBank extended the above waiver until June 30, 2024.Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ended March 31, 2024, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2023, we had a working capital surplus of $26,552,025. In addition, as of March 31, 2024, we had $12.1 million available under our revolving credit facility to fund any short-term working capital needs. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs. The working capital surplus as of March 31, 2024, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as a part of our debt facility with them.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$2,654,586	$4,584,583
Investing activities	(9,037,680)	(7,454,086)
Financing activities	5,331,500	3,389,348
Change in cash	$(1,051,594)	$519,845

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2024 was $2,654,586, compared to cash generated by operations of $4,584,583 in the first three months of 2023. The decrease in cash from operating activities in 2024 was primarily due to lower operating income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash on March 31, 2024, was $208,310, compared to $1,259,904 on December 31, 2023.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $9,037,680 during the first three months of 2024 compared to $7,454,086 for the first three months of 2023. Capital expenditures relating to our fiber initiative and on-going operations were $11,088,727 for the three months ended March 31, 2024, compared to $5,282,546 for the three months ended March 31, 2023. Materials and supply expenditures decreased by $1,900,973 in the first three months of 2024 compared to an increase of $7,938,169 for the first three months of 2023. The decrease for the three months ended March 31, 2024, was primarily due to the use of materials on hand to support our fiber-build initiatives, while the increase in the three months ended March 31, 2023, was primarily due to a large purchase of materials to support our fiber-build initiatives. The 2023 increase was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2024, we had $12.1 million available under our existing revolving credit facility to fund capital expenditures and other operating needs.

Cash Flows Provided by/Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024, was $5,331,500. This included loan origination fees of $302, changes in our revolving credit facility of $3,772,159 and grants received for construction of plant of $1,559,643. Cash provided by financing activities for the three months ended March 31, 2023, was $3,389,348. This included loan origination fees of $9,912, changes in our revolving credit facility and delayed draw term loan of $4,112,310, and the distribution of $713,050 of dividends to our stockholders. The change in cash flows used in financing activities in 2024 was primarily due to changes in our revolving credit facility associated with our credit agreement with CoBank to fund our fiber initiative and the receipt of Minnesota grant funds for construction of plant.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $26,552,025 as of March 31, 2024, with current assets of approximately $39.1 million and current liabilities of approximately $12.5 million, compared to a working capital surplus of $22,779,883 as of December 31, 2023. The ratio of current assets to current liabilities was 3.12 and 2.23 as of March 31, 2024, and December 31, 2023. The working capital surplus as of March 31, 2024, was primarily the result of increased inventories to support our fiber-build initiative and a delay in principal payments to CoBank as part of our debt facility with them.

As of  March 31, 2024, and December 31, 2023, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of March 31, 2024, was 5.10 which exceeded our original maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023. On March 29, 2024, CoBank extended the above waiver until June 30, 2024.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first quarter of 2023, which totaled $713,050 for the first quarter.

On September 29, 2023, the BOD of  Nuvera announced that it was suspending dividend payments to its shareholders and did not declare or pay a dividend in the third quarter of 2023. In addition, the BOD of Nuvera did not declare or pay a dividend for the fourth quarter of 2023 or the first quarter of 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we were allowed to pay dividends in an amount up to $3,000,000 in any year if no default or event of default have had occurred. Our current Total Leverage Ratio as of March 31, 2024, was 5.10 which exceeded our original maximum total leverage of 4.25 per our existing covenants with CoBank. On November 10, 2023, Nuvera received a waiver from CoBank to increase our maximum leverage ratio to 5.50 to accommodate our increased leverage ratio as of September 30 and December 31, 2023. On March 28, 2024, CoBank extended the above waiver until June 30, 2024.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels. The communications industry is highly competitive. We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive communications companies, long-distance carriers and resellers, wireless companies, Internet service providers (ISPs), satellite companies and CATV companies, and, in some cases, new forms of providers who can offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated over-the-top (OTT) services that deliver video content to TV, computers, and other devices over the Internet. OTT services can include episodes of highly rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content like those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond too many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

Competitors in the markets we serve may enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations. Our competitors continue to add features, increase data speeds, and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business. We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy. If we do not compete effectively, we could lose customers, revenue, and market share.

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our fiber-to-the-home (FTTH) broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2024. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials, or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

We must adapt to rapid technological changes. If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services. Our industry operates in a technologically complex environment. Innovative technologies are continually developed, and existing products and services undergo constant improvement. Emerging technologies offer consumers a variety of choices for their communication and broadband needs. To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels. Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

Innovative technologies, particularly alternative methods for the distribution, access and viewing of content, have been, and will likely continue to be, developed that will further increase the number of competitors that we face and drive changes in consumer behavior. Consumers seek more control over when, where and how they consume content and are increasingly interested in communication services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices. These modern technologies, distribution platforms and consumer behaviors may have a negative impact on our business.

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments to remain competitive with other service providers. If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass communications companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services. Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks. Wireless companies are aggressively developing networks using next-generation data technologies, which can deliver high-speed Internet service via wireless technology to a large geographic footprint. As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. Although we use fiber-optics in parts of our networks and are building a new FTTP network, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas. The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise, and capabilities of third parties. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

Public health threats, such as the outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price. We may face risks associated with public health threats or outbreaks of epidemic, pandemic, or communicable diseases, such as the outbreak of the COVID-19 and its variants. The COVID-19 pandemic had in the short-term and may in the long-term adversely impact the global economy, financial markets, and supply chains. The outbreak had resulted in federal, state, and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments had enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

We cannot reasonably estimate at this time the resulting future financial impact of COVID-19 on our business, but the prolonged effect of it could have a material adverse effect to our results of operations, financial condition, and liquidity. The extent to which the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, current and new variants of COVID-19, the availability and distribution of effective treatments and vaccines, the effectiveness of actions taken to contain or mitigate its effects and any resulting economic downturn, recession or depression in the markets we serve.

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

A disruption in our networks and infrastructure could cause service delays or interruptions, which could cause us to lose customers and incur additional expenses. Our customers depend on reliable service over our fiber network. The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as physical damage, inclement weather, and service failures of our third-party service providers. We could experience more significant disruptions in the future. Disruptions may cause service interruptions or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

There have been recent media reports alleging that certain lead sheathed copper cables that are part of our copper network may present general health or environmental risks in areas where those facilities are deployed. We have not been given access to the test methodology or the test results on which those reports are based, so we are unable to access the accuracy or implications of those reports. We are currently researching our network for lead cable in service that was identified in the media reports. Until that time, we cannot predict what actions, if any, we may ultimately take with respect to the lead sheathed cable in our network or the potential financial, operational, regulatory, or reputational impacts of the situation on us.

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business. Attempts by others to gain unauthorized access to organizations' information technology systems are becoming more frequent and sophisticated and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems. We seek to prevent, detect, and investigate all security incidents that do occur; however, we may be unable to prevent or detect a significant attack in the future. Significant information technology security failures could result in the theft, loss, damage, unauthorized use, or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business. If a security breach results in misuse of our customers' confidential information, we may incur liability as a result.

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

We may be unable to obtain necessary hardware, software, and operational support from third-party vendors. We depend on third-party vendors to supply us with a significant amount of hardware, software, and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. The global supply chains were impacted by the COVID-19 pandemic, and may be impacted by future pandemics, which may cause a delay in the development, manufacturing, and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

Video content costs are substantial and continue to increase. We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes network programming designed to be shown in linear channels, as well as the programming of local over-the-air TV stations that we retransmit. The cable industry has experienced continued increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content. Programming costs are generally assessed on a per-subscriber basis, and therefore, are related to the number of subscribers to which the programming is provided. Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs. Larger providers can often qualify for discounts based on the number of their subscribers. This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression. In addition, escalators in existing content agreements can result in cost increases that exceed general inflation. While we expect video content costs to continue to increase, we may not be able to pass such cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost. Also, some competitors or their affiliates own their programming, and we may not be able to secure license rights to that programming. As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

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

Acquisitions present many risks, and we may be unable to realize the anticipated benefits of acquisitions. From time to time, we make acquisitions and investments or enter into other strategic transactions. In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers, and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile our Company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of control. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of March 31, 2024, we had $127.9 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTH initiatives, acquisitions, or other purposes;

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

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors. Our businesses are subject to regulation by the FCC and other federal, state, and local entities. Rapid changes in technology and market conditions have resulted in changes in how the government addresses communications, video programming and Internet services. Many businesses that compete with our communications companies are comparatively less regulated. Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations. In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and digital video disc firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state, or local level, could require significant and costly adjustments that could adversely affect our business plans. New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future. Not only are these governmental entities continuing to move forward on these matters, but their actions remain subject to reconsideration, appeal, and legislative modification over an extended period, and it is unclear how their actions will ultimately impact our business. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business. Current laws and regulations governing access to, or commerce on, the Internet are limited. As the significance of the Internet continues to expand, federal, state, and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the TA96. This effectively limits the FCC’s authority over ISPs. The FCC retained rules requiring ISPs to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the Federal Trade Commission and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services and could affect our ability to compete in the markets we serve.

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety. Our operations and properties are subject to federal, state, and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products. We are also subject to laws and regulations governing air emissions from our fleet vehicles. As a result, we face several risks, including:

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

Further, customers, consumers, investors, and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Concern over climate change or other ESG matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change, which could increase our costs for monitoring and compliance. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations and could adversely affect our business and reputation.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws. Our operations are subject to various federal, state, and local tax laws and regulations. In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges, and regulatory fees to numerous federal, state, and local governmental authorities. In many cases, the application of tax laws is uncertain and subject to differing interpretations, especially when evaluated against modern technologies and communications services, such as broadband Internet access and cloud related services. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the Tax Cuts and Jobs Act of 2017, a major federal tax reform, which had a significant impact on our tax obligations and effective income tax rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in the first quarters of 2024 and 2023, respectively, and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 10, 2024	By /s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 10, 2024	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer