Form 10-Q
period 2024-06-30
Nuvera Communications, Inc.
filed 2024-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⮽  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ⮽ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: ☐ Large accelerated filer ☐ Accelerated filer ⮽ Non-accelerated filer ⮽ Smaller reporting company  ☐ Emerging growth company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ⮽

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of August 14, 2024: 5,178,178.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
OPERATING REVENUES:
Voice Service	$1,199,823	$1,293,258	$2,431,551	$2,605,851
Network Access	909,516	955,459	1,856,626	2,050,751
Video Service	2,973,791	3,063,857	5,963,740	6,115,154
Data Service	7,526,344	6,874,570	14,775,117	13,691,119
A-CAM/FUSF	3,476,234	2,990,581	6,891,700	5,978,860
Other Non-Regulated	1,092,146	1,106,962	2,204,245	2,205,899
Total Operating Revenues	17,177,854	16,284,687	34,122,979	32,647,634

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,083,289	3,941,949	7,962,795	7,922,436
Cost of Video	2,315,155	2,417,912	4,668,381	4,883,232
Cost of Data	1,208,697	1,326,717	2,349,235	2,392,895
Cost of Other Nonregulated Services	382,602	393,589	805,353	789,976
Depreciation and Amortization	4,449,136	3,734,449	8,803,795	7,421,481
Selling, General and Administrative	2,756,482	2,656,926	5,630,814	5,236,272
Total Operating Expenses	15,195,361	14,471,542	30,220,373	28,646,292

OPERATING INCOME	1,982,493	1,813,145	3,902,606	4,001,342

OTHER INCOME (EXPENSE)
Interest Expense	(2,573,375)	(1,556,065)	(5,087,698)	(2,758,988)
Interest/Dividend Income	22,600	55,771	135,430	145,046
Interest During Construction	189,103	137,744	434,390	196,243
Gain on Sale of Investments	(257,807)	(26,710)	(257,807)	4,060,497
CoBank Patronage Dividends	-	-	1,196,948	692,371
Other Investment Income	34,879	61,451	96,223	150,987
Total Other Income (Expense)	(2,584,600)	(1,327,809)	(3,482,514)	2,486,156

INCOME BEFORE INCOME TAXES	(602,107)	485,336	420,092	6,487,498

INCOME TAXES EXPENSE	(168,591)	135,908	117,623	1,816,511

NET INCOME (LOSS)	$(433,516)	$349,428	$302,469	$4,670,987

NET INCOME (LOSS) PER SHARE
Basic	$(0.08)	$0.07	$0.06	$0.91
Diluted	$(0.08)	$0.07	$0.06	$0.91

DIVIDENDS PER SHARE	$0.0000	$0.1400	$0.0000	$0.2800

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,163,476	5,117,342	5,148,342	5,106,220
Diluted	5,315,827	5,178,323	5,286,303	5,157,569

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023

Net Income (Loss)	$(433,516)	$349,428	$302,469	$4,670,987

Other Comprehensive Gain (Loss):
Unrealized Gain (Loss) on Interest Rate Swaps	(208,230)	348,866	(222,965)	(97,642)
Income Tax (Expense) Benefit Related to Unrealized Gain (Loss) on Interest Rate Swaps	59,429	(99,566)	63,634	27,867
Other Comprehensive Gain (Loss):	(148,801)	249,300	(159,331)	(69,775)

Comprehensive Income (Loss)	$(582,317)	$598,728	$143,138	$4,601,212
The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	June 30, 2024	December 31, 2023

CURRENT ASSETS:
Cash	$1,200,029	$1,259,904
Receivables, Net	2,514,890	3,411,892
Income Taxes Receivable	118,778	-
Materials, Supplies, and Inventories	30,730,837	34,438,857
Prepaid Expenses and Other Current Assets	2,740,125	2,245,160
Total Current Assets	37,304,659	41,355,813

INVESTMENTS & OTHER ASSETS:
Goodwill	40,603,029	40,603,029
Intangibles	13,462,491	14,488,608
Other Investments	8,159,345	8,322,252
Right of Use Asset	1,158,686	1,348,290
Financial Derivative Instruments	1,119,663	1,342,628
Other Assets	885,024	884,122
Total Investments and Other Assets	65,388,238	66,988,929

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	293,329,027	277,357,371
Other Property & Equipment	33,470,926	32,433,191
Video Plant	19,161,420	18,848,612
Total Property, Plant and Equipment	345,961,373	328,639,174
Less Accumulated Depreciation	180,864,481	173,088,602
Net Property, Plant & Equipment	165,096,892	155,550,572

TOTAL ASSETS	$267,789,789	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2024	December 31, 2023

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	10,396,300	12,803,435
Checks Written in Excess of Cash Balances	1,751,261	2,270,832
Accrued Income Taxes	-	581,098
Other Accrued Taxes	249,602	253,490
Deferred Compensation	44,935	45,797
Accrued Compensation	1,902,806	1,562,115
Other Accrued Liabilities	614,550	1,059,163
Total Current Liabilities	14,959,454	18,575,930

LONG-TERM DEBT, Net of Unamortized Loan Fees	129,840,654	122,891,638

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,968,465	23,032,099
Other Accrued Liabilities	1,049,246	1,132,799
Deferred Compensation	234,568	256,605
Total Noncurrent Liabilities	24,252,279	24,421,503

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,178,176 and 5,133,207 Shares Issued and Outstanding	8,630,293	8,555,345
Accumulated Other Comprehensive Gain	800,111	959,442
Retained Earnings	89,306,998	88,491,456
Total Stockholders' Equity	98,737,402	98,006,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,789,789	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$302,469	$4,670,987
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,947,852	7,524,709
(Gains) Losses on Investments	257,807	(4,060,497)
Undistributed Earnings of Other Equity Investments	(94,305)	(166,132)
Noncash Patronage Refund	(141,819)	(106,769)
Stock Issued in Lieu of Cash Payment	199,008	273,175
Distributions from Equity Investments	127,529	28,048
Stock-based Compensation	178,560	100,631
Changes in Assets and Liabilities:
Receivables	871,167	(628,725)
Income Taxes Receivable	(118,778)	283,665
Inventory for Resale	107,945	22,221
Prepaid Expenses	(284,512)	(651,605)
Other Assets	30,802	(258,233)
Accounts Payable	(59,300)	51,985
Checks Written in Excess of Cash Balance	(519,571)	-
Accrued Income Taxes	(581,098)	1,292,347
Other Accrued Taxes	(3,888)	5,567
Other Accrued Liabilities	2,129	(931,963)
Deferred Compensation	(22,899)	(88,128)
Net Cash Provided by Operating Activities	9,199,098	7,361,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(23,033,815)	(15,092,419)
Materials and Supplies for Construction	3,601,375	(17,541,898)
Proceeds from Sale of Equity Investments	-	5,578,788
Other, Net	239,797	203,168
Net Cash Used in Investing Activities	(19,192,643)	(26,852,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(125,000,000)	-
Loan Proceeds	125,000,000	20,000,000
Loan Origination Fees	(1,662,893)	(9,912)
Changes in Revolving Credit Facility	8,467,851	(53,182)
Grants Received for Construction of Plant	3,128,712	1,070,948
Dividends Paid	-	(1,430,771)
Net Cash Provided by Financing Activities	9,933,670	19,577,083

NET CHANGE IN CASH	(59,875)	86,005

CASH at Beginning of Period	1,259,904	310,556

CASH at End of Period	$1,200,029	$396,561

Supplemental cash flow information:
Cash paid for interest	$5,110,800	$3,657,439
Net cash paid for income taxes	$817,500	$240,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	THREE MONTHS ENDED JUNE 30, 2024
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on March 31, 2024	5,133,207	$8,555,345	$948,912	$-	$89,297,343	$98,801,600

Director's Stock Plan	44,099	73,498			326,480	399,978
Restricted Stock Grant	870	1,450			8,033	9,483
Non-Cash, Share-Based Compensation					108,658	108,658
Net Loss					(433,516)	(433,516)
Dividends						-
Unrealized Loss on Interest Rate Swap			(148,801)			(148,801)

BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$-	$89,306,998	$98,737,402

	THREE MONTHS ENDED JUNE 30, 2023
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain	Compensation	Earnings	Equity
BALANCE on March 31, 2023	5,098,865	$8,498,109	$1,263,380	$69,763	$96,145,946	$105,977,198

Director's Stock Plan	27,716	46,193			341,277	387,470
Restricted Stock Grant				8,468		8,468
Non-Cash, Share-Based Compensation					69,901	69,901
Net Income					349,428	349,428
Dividends					(717,721)	(717,721)
Unrealized Gain on Interest Rate Swap			249,300			249,300

BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	SIX MONTHS ENDED JUNE 30, 2024
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount

BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$-	$88,491,456	$98,006,243

Directors' Stock Plan	44,099	73,498			326,480	399,978
Employee Stock Plan	870	1,450			8,033	9,483
Restricted Stock Grant						-
Non-Cash, Share-Based Compensation					178,560	178,560
Net Income					302,469	302,469
Dividends						-
Unrealized Loss on Interest Rate Swap			(159,331)			(159,331)

BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$-	$89,306,998	$98,737,402

	SIX MONTHS ENDED JUNE 30, 2023
			Accumulated Other Comprehensive Gain

	Common Stock			Unearned Compensation	Retained Earnings	Total Equity
	Shares	Amount
BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	92,430,816	$102,581,852

Directors' Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grants				(1,661)		(1,661)
Non-Cash, Share-Based Compensation					102,292	102,292
Net Income					4,670,987	4,670,987
Dividends					(1,430,771)	(1,430,771)
Unrealized Loss on Interest Rate Swap			(69,775)			(69,775)

BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023

The preparation of our financial statements requires our management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of our assets in the two-year period ended June 30, 2024. Depreciation expense was $7,777,678 and $6,578,644 for the six months ended June 30, 2024, and 2023. The increase in depreciation expense was primarily due to an increase in our fiber-to-the-premise (FTTP) network to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2024, and December 31, 2023, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2019 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2024, and December 31, 2023, we had $0 of interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$(433,516)	$(433,516)	$349,428	$349,428	$302,469	$302,469	$4,670,987	$4,670,987

Weighted-average common shares outstanding	5,163,476	5,315,827	5,117,342	5,178,323	5,148,342	5,286,303	5,106,220	5,157,569

Net income per share	$(0.08)	$(0.08)	$0.07	$0.07	$0.06	$0.06	$0.91	$0.91

The weighted-average shares outstanding, basic, and diluted, are calculate as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,163,476	5,163,476	5,117,342	5,117,342	5,148,342	5,148,342	5,106,220	5,106,220

Dilutive RSU's/Options	-	152,351	-	60,981	-	137,961	-	51,349

Weighted-average common shares outstanding	5,163,476	5,315,827	5,117,342	5,178,323	5,148,342	5,286,303	5,106,220	5,157,569

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

Note 2 – Revenue Recognition

The Company recognizes revenue based on the following single principles-based, five-step model that is applied to all required contracts with customers. These steps include (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended June 30, 2024, and 2023:

	Three Months Ended June 30,
	2024	2023
Voice Service¹	$1,327,509	$1,427,841
Network Access¹	932,336	989,294
Video Service¹	2,973,791	3,063,857
Data Service¹	6,904,858	6,269,017
Directory²	135,850	148,031
Other Contracted Revenue³	722,537	710,324
Other⁴	463,469	444,146

Revenue from customers	13,460,350	13,052,510

Subsidy and other revenue outside scope of ASC 606⁵	3,717,504	3,232,177

Total revenue	$17,177,854	$16,284,687

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

For the three months ended June 30, 2024, approximately 75.66% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.70% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2023, approximately 77.42% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.85% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.73% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
	2024	2023
Voice Services¹	$2,699,896	$2,867,867
Network Access¹	1,900,622	2,118,379
Video Service¹	5,963,740	6,115,154
Data Service¹	13,580,698	12,522,213
Directory²	276,615	303,290
Other Contracted Revenue³	1,398,371	1,365,713
Other⁴	934,005	896,952

Revenue from customers	26,753,947	26,189,568

Subsidy and other revenue outside scope of ASC 606⁵	7,369,032	6,458,066

Total revenue	$34,122,979	$32,647,634

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

For the six months ended June 30, 2024, approximately 75.67% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.59% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.74% of total revenue was from other sources including CPE and equipment sales and installation.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30, 2024	December 31, 2023

Accounts receivable, net - beginning balance	$1,966,012	$1,477,692
Accounts receivable, net - ending balance	1,769,009	1,966,012

Contract assets - beginning balance	1,458,631	794,193
Contract assets - ending balance	1,489,265	1,458,631

Contract liabilities - beginning balance	551,995	626,306
Contract liabilities - ending balance	395,570	551,995

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ended June 30, 2024, and 2023, the Company recognized expenses of $163,880 and $108,985, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2024, and 2023 the Company recognized expenses of $322,987 and $199,736, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the three months ended June 30, 2024, and 2023, the Company recognized revenues of $72,930 and $61,779, respectively, related to deferred revenues. During the six months ended June 30, 2024, and 2023, the Company recognized revenues of $237,858 and $248,418, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2024. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of June 30, 2024, and December 31, 2023. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance June 30, 2024	Balance December 31, 2023
Operating Lease Right-Of-Use Assets	$1,158,686	$1,348,290

Operating Lease Liabilities	Balance June 30, 2024	Balance December 31, 2023
Short-Term Operating Lease Liabilities	$214,814	$352,969
Long-Term Operating Lease Liabilities	967,558	1,029,910
Total	$1,182,372	$1,382,879

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance June 30, 2024
2024 (remaining)	$160,573
2025	243,974
2026	200,777
2027	151,629
2028	153,824
Thereafter	613,091
Total	1,523,868
Less Imputed interest	(341,496)
Present Value of Operating Leases	$1,182,372

The following summarizes other information related to leases for the quarter ended June 30, 2024, as follows:

Weighted Average Remaining Lease Term (Years)	7.62
Weighted Average Discount Rate	6.32%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the three and six months ended June 30, 2024, were $149,337 and $297,333. Lease expenses for the three and six months ended June 30, 2023, were $105,098 and $210,706.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2023. As of June 30, 2024, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $40,603,029 as of June 30, 2024, and December 31, 2023.

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

The components of our identified intangible assets are as follows:

		June 30, 2024		December 31, 2023
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15 yrs	$42,878,445	$32,865,188	$42,878,445	$32,053,361
Regulatory Rights	15 yrs	4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise		3,000,000	428,580	3,000,000	214,290
Trade Name	3-5 yrs	310,106	310,106	310,106	310,106
Indefinitely-Lived Intangible Assets
Spectrum		877,814	-	877,814	-
Total		$51,066,365	$37,603,874	$51,066,365	$36,577,757

Net Identified Intangible Assets			$13,462,491		$14,488,608

Amortization expense related to the definite-lived intangible assets was $1,026,117 and $842,837 for the six months ended June 30, 2024, and 2023. Amortization expense for the remaining six months of 2024 and the five years subsequent to 2024 is estimated to be:

• (July 1 – December 31)	$1,026,117
• 2025	$2,047,312
• 2026	$2,042,389
• 2027	$1,335,247
• 2028	$1,335,247
• 2029	$1,335,247

Note 6 – Secured Credit Facility

On June 21, 2024, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a credit facility in the aggregate principal amount of $180.0 million.

Under the Agreements, among other things, (i) the Company received a $125.0 million term loan to replace existing debt, (ii) a $25.0 million delayed draw term loan, (iii) the Company’s revolving loan was decreased from $40.0 million to $30.0 million, (iv) the maturity dates of the term loans and revolving loan were set at June 21, 2029, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the credit facility. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on June 25, 2024, for further details regarding the credit agreements with CoBank.

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

New Credit Agreement:

●

TERM A-1 LOAN - $125,000,000 term note with interest payable quarterly. The final maturity date of this note is June 21, 2029. Eight quarterly principal payments of $781,250 are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of $1,562,500 commencing on June 30, 2028, through maturity date. A final balloon payment of $112,500,000 is due at maturity of this note on June 21, 2029.

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of June 30, 2024.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $7,634,124 on this revolving note as of June 30, 2024.

The term loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 2.75% above the applicable base rate. The margin for base rate loans for term loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases. The revolving loan borrowings initially bear interest at a “Margin for Base Rate Loans” of 2.75% above the applicable base rate. The margin for base rate loans for revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering 25 percent of our existing debt balance or $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. As of June 30, 2024, our IRSA covered $9,221,900, with a weighted average interest rate of 6.71%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank on August 29, 2019. As of June 30, 2024, our IRSA covered $25,847,340, with a weighted average interest rate of 5.04%.

Our remaining outstanding debt of $97.6 million remains subject to variable interest rates at an effective weighted average interest rate of 9.27%, as of June 30, 2024.

As of June 30, 2024 our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $22.4 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of June 30, 2024, was 5.10. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio, debt service coverage ratio and equity to total assets ratio. On June 30, 2024, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

The fair value of the Company’s IRSAs was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. On June 30, 2024, the fair value asset of these swaps was $1,119,663, which has been recorded net of deferred tax of $319,552, resulting in the $800,111 in the accumulated other comprehensive income gain. On June 30, 2023, the fair value asset of these swaps was $2,116,820, which has been recorded net of deferred tax of $604,140, resulting in the $1,512,680 in accumulated other comprehensive income gain.

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

In 2023, Nuvera recognized a gain of $4,060,775, net of escrow true ups, after the sale, in book value in connection with the sale of the FiberComm, LC (Fibercomm) investment. In 2024, Nuvera recognized a loss of $242,257 with the settlement of the escrow account for Fibercomm.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2024, and 2023, respectively, the Company had not recorded any other gains or losses on our investments.

Note 9 – Guarantees

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their investment in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary Peoples Telephone Company (PTC). Nuvera announced the execution of the FiberComm sale agreement in January 2023.

Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of June 30, 2024, 148,877 shares remain available to be issued under the 2015 Plan.

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
	•	Nuvera Communications, Inc., the parent company.
	•	Hutchinson Telephone Company, a wholly owned subsidiary of Nuvera.
	•	Peoples Telephone Company, a wholly owned subsidiary of Nuvera.
	•	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera.
	•	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera.
	•	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
	•	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.
●	Our investments and interests in the following entities include some management responsibilities:
	•	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services.
•

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

	•	Fiber Minnesota, LLC (FM) – 7.64% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of June 30, 2024, the Company had outstanding contract amounts of approximately $16.2 million, with estimated completions of approximately $10.0 million in 2024 and $6.2 million in 2025.

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

Note 13 – Broadband Grants

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of June 30, 2024.

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of June 30, 2024.

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $223,213 for these projects as of June 30, 2024.

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $1,345,855 for these projects as of June 30, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $2,088,485 to complete these projects.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of June 30, 2024.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to Board members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2024, 47,499 shares remain available for future grant under the 2017 OSP.

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

RSUs currently issued, exercised, or forfeited is as follows:

		Targeted	Closing
	Time-Based	Performance-Based	Stock	Vesting
	RSU's	RSU's	Price	Date
Balance at December 31, 2022	3,364	4,701
Forfeited	(516)	(923)
Exercised	(2,848)	(3,778)	$10.48	12/31/2023
Balance at December 31, 2023	0	-
Forfeited	-	-
Exercised	-	-
Balance at June 30, 2024	0	0

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

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at March 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at June 31, 2024	383,490

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

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	Excercisable	Exercise Price	Term (Years)	(in Thousands)
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	8.03	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	8.03	$-
Granted	154,294	14.70	9.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	8.58	$-
Granted	107,453	11.00	10.00	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2024	383,490	$15.73	8.98	$-
Exercisable as of June 30, 2024	132,591	$15.73	8.98	$-

The Options had no intrinsic value as of June 30, 2024.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of June 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $791,039, which the Company expects to recognize over a weighted-average period of approximately 2.16 years. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $503,254, which the Company expects to recognize over a weighted-average period of approximately 1.93 years.

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

In the first six months of 2024, we have seen our overall revenues increase primarily due to Internet growth and increased governmental support revenues mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first six months of 2024 which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2024, we had $22.4 million of our bank revolver available for use if the need arises. In addition, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

Executive Summary

Highlights:

●

On June 21, 2024, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a credit facility in the aggregate principal amount of $180.0 million. Under the Agreements, among other things, (i) the Company received a $125.0 million term loan to replace existing debt, (ii) a $25.0 million delayed draw term loan, (iii) the Company’s revolving loan was decreased from $40.0 million to $30.0 million, (iv) the maturity dates of the term loans and revolving loan were set at June 21, 2029, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the credit facility. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on June 25, 2024, for further details regarding the credit agreements with CoBank.

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

●

On March 5, 2024, the Company was awarded a grant from the DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of June 30, 2024.

●

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of June 30, 2024.

●

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $1,354,855 for these projects as of June 30, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $2,088,485 to complete these projects.

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $223,213 for these projects as of June 30, 2024.

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

In 2024, we plan to upgrade 10,400 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of June 30, 2024, we have upgraded 4,362 of the planned 10,400 passings with these fiber services.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of June 30, 2024.

●

Net loss for the second quarter of 2024 totaled $433,516, which was a $782,944, or 224.06% decrease compared to the second quarter of 2023. This decrease was primarily due to an increase in interest expense, partially offset by increases in operating revenues and operating income, all of which are described below.

●

Consolidated revenue for the second quarter of 2024 totaled $17,177,854, which was a $893,167 or 5.48% increase compared to the second quarter of 2023. This increase was primarily due to increases in data services and governmental support revenues, partially offset by decreases in legacy service revenues, video services and other revenue, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2024.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 2,046 or 14.09% for the twelve months ended June 30, 2024, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

Nuvera Communications, Inc. Reporting by Technology

	Q2 2023		Q3 2023		Q4 2023		Q1 2024		Q2 2024
Premise Passings
Fiber - NuFiber/Gig-Cities	22,135		27,429		35,173		37,957		39,535
Non-Fiber	41,389		37,436		31,755		29,743		28,519
Total Passings	63,524		64,865		66,928		67,700		68,054
% Fiber Coverage	34.8%		42.3%		52.6%		56.1%		58.1%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	6,962		8,075		9,525		10,995		12,482
Business	729		795		903		1,036		1,142
Totals	7,691	34.7%	8,870	32.3%	10,428	29.6%	12,031	31.7%	13,624	34.5%
Non-Fiber
Residential	18,267		17,267		16,159		15,077		14,025
Business	1,575		1,475		1,381		1,238		1,202
Totals	19,842	47.9%	18,742	50.1%	17,540	55.2%	16,315	54.9%	15,227	53.4%
Total Broadband Connections	27,533	43.3%	27,612	42.6%	27,968	41.8%	28,346	41.9%	28,851	42.4%
% Broadband on Fiber	27.9%		32.1%		37.3%		42.4%		47.2%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU Fiber Gig-Cities
Residential	$1,357,318	$65.84	$1,521,998	$66.62	$1,824,719	$67.10	$2,272,559	$72.89	$2,679,483	$73.96
Business	$410,323	$213.52	$456,968	$219.40	$471,078	$182.70	$516,762	$174.05	$574,883	$171.91	*
Totals	$1,767,641	$79.69	$1,978,966	$79.69	$2,295,797	$77.11	$2,789,321	$81.68	$3,254,366	$82.24
Non-Fiber
Residential	$3,291,003	$59.69	$3,139,666	$59.33	$2,895,759	$58.54	$2,771,199	$59.57	$2,573,466	$59.88
Business	$551,931	$105.97	$530,347	$107.05	$503,995	$118.20	$463,458	$119.88	$434,154	$114.95
Totals	$3,842,934	$63.41	$3,670,013	$63.41	$3,399,754	$63.27	$3,234,657	$64.20	$3,007,620	$64.33
Total Internet/BB Revenue	$5,610,575		$5,648,979		$5,695,551		$6,023,978		$6,261,986
% Revenue from Fiber	31.5%		35.0%		40.3%		46.3%		52.0%

Other Internet Reveneue	$1,263,995		$1,232,986		$1,240,438		$1,224,795		$1,264,358

Total Internet Revenue	$6,874,570		$6,881,965		$6,935,989		$7,248,773		$7,526,344

All Other Revenue	$9,410,117		$9,488,513		$9,837,867		$9,696,352		$9,651,510

Total Revenue	$16,284,687		$16,370,478		$16,773,856		$16,945,125		$17,177,854

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

Financial results for the Communications Segment for the three and six months ended June 30, 2024, and 2023 are included below:

Communications Segment	Three Months Ended June 30,		Increase (Decrease)
	2024	2023
Operating Revenues
Voice Service	$1,199,823	$1,293,258	$(93,435)	-7.22%
Network Access	909,516	955,459	(45,943)	-4.81%
Video Service	2,973,791	3,063,857	(90,066)	-2.94%
Data Service	7,526,344	6,874,570	651,774	9.48%
A-CAM/FUSF	3,476,234	2,990,581	485,653	16.24%
Other	1,092,146	1,106,962	(14,816)	-1.34%
Total Operating Revenues	17,177,854	16,284,687	893,167	5.48%

Cost of Services, Excluding Depreciation and Amortization	7,989,743	8,080,167	(90,424)	-1.12%
Selling, General and Administrative	2,756,482	2,656,926	99,556	3.75%
Depreciation and Amortization Expenses	4,449,136	3,734,449	714,687	19.14%
Total Operating Expenses	15,195,361	14,471,542	723,819	5.00%

Operating Income	$1,982,493	$1,813,145	$169,348	9.34%

Net Income	$(433,516)	$349,428	$(782,944)	-224.06%

Capital Expenditures	$11,945,088	$9,809,873	$2,135,215	21.77%

Communications Segment	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
Operating Revenues
Voice Service	$2,431,551	$2,605,851	$(174,300)	-6.69%
Network Access	1,856,626	2,050,751	(194,125)	-9.47%
Video Service	5,963,740	6,115,154	(151,414)	-2.48%
Data Service	14,775,117	13,691,119	1,083,998	7.92%
A-CAM/FUSF	6,891,700	5,978,860	912,840	15.27%
Other	2,204,245	2,205,899	(1,654)	-0.07%
Total Operating Revenues	34,122,979	32,647,634	1,475,345	4.52%

Cost of Services, Excluding Depreciation and Amortization	15,785,764	15,988,539	(202,775)	-1.27%
Selling, General and Administrative	5,630,814	5,236,272	394,542	7.53%
Depreciation and Amortization Expenses	8,803,795	7,421,481	1,382,314	18.63%
Total Operating Expenses	30,220,373	28,646,292	1,574,081	5.49%

Operating Income	$3,902,606	$4,001,342	$(98,736)	-2.47%

Net Income	$302,469	$4,670,987	$(4,368,518)	-93.52%

Capital Expenditures	$23,033,815	$15,092,419	$7,941,396	52.62%

Key metrics
Access Lines	12,474	14,520	(2,046)	-14.09%
Video Customers	7,811	8,639	(828)	-9.58%
Data Customers	34,295	32,769	1,526	4.66%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,199,823, which was $93,435 or 7.22% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $2,431,551 which was $174,300 or 6.69% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $909,516, which was $45,943 or 4.81% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $1,856,626, which is $194,125 or 9.47% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,973,791, which was $90,066 or 2.94% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Video service revenue was $5,963,740, which was $151,414 or 2.48% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $7,526,344, which was $651,774 or 9.48% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $14,775,117,  which was $1,083,998 or 7.92% higher in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily due to an increase in fiber data customers, customers upgrading their packages and speeds and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber data customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – The Company currently receives funding based on the A-CAM, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s average costs. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $3,476,234, which was $485,653 or 16.24% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. A-CAM/FUSF support totaled $6,891,700, which was $912,840 or 15.27% higher in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These increases were primarily due to our new CBOL funding through USAC, partially offset by lower CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,092,146, which was $14,816 or 1.34% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $2,204,245 which was $1,654 or 0.07% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to lower long-distance revenues and a decrease in paper bill fees as customers transition to electronic billing, partially offset by an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,989,743, which was $90,424 or 1.12% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $15,785,764, which was $202,775 or 1.27% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to lower programming costs from video content providers due to a loss of video customers. These decreases were partially offset by higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. We have experienced increased inflation in our operations in the first six months of 2024 and expect future inflationary pressures could affect our costs to operate our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,756,482, which was $99,556 or 3.75% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $5,630,814, which is $394,542 or 7.53% higher in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These increases reflect the increased costs associated with our FTTP network initiative. We have experienced increased inflation in our operations in the first six months of 2024 and expect future inflationary pressures could affect our costs to operate our business.

Depreciation and Amortization

Depreciation and amortization were $4,449,136, which was $714,687 or 19.14% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $8,803,795, which was $1,382,314 or 18.63% higher in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These increases were primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $1,982,493, which was $169,348 or 9.34% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to higher revenues, partially offset by higher depreciation, all of which is described above. Operating income was $3,902,606, which was $98,736 or 2.47% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily due to higher depreciation and selling, general and administrative expenses, partially offset by higher revenues, all of which is described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $2,573,375, which was $1,017,310 or 65.38% higher in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $5,087,698, which was $2,328,710 or 84.40% higher in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These increases were primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our increased term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $22,600, which was $33,171 or 59.48% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $135,430, which was $9,616 or 6.63% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to decreases in dividend income earned on our investments.

The gain on sale of investments in the first six months of 2023 reflects the sale of Fibercomm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023. The loss on sale of investments in the first six months of 2024 reflects the settlement of the Fibercomm escrow account and the loss on the sale of our RTFC patronage.

Other income for the six months ended June 30, 2024, and 2023, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2024 was $1,196,948, compared to $692,371 allocated and received in 2023.This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $34,879, which was $26,572 or 43.24% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and was $96,223, which was $54,764 or 36.27% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in six months ended June 30, 2024, compared to June 30, 2023, due to the sale of Fibercomm in the first quarter of 2023.

Income Taxes

Income tax benefit was $168,591, which was $304,499 or 224.05% lower in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Income tax expense was $117,623, which was $1,698,888 or 93.52% lower in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. These decreases were primarily due to an increase in interest expense and reflects the gain from the sale of our Fibercomm equity investment on March 31, 2023. The effective income tax rate for the six months ending June 30, 2024, and 2023 was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $228,578,056 on of June 30, 2024, reflecting 43.2% equity and 56.8% debt. This compares to a capital structure of $220,897,881 on December 31, 2023, reflecting 44.4% equity and 55.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.10 times debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our new loan facility is 6.00:1.00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2024, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2024, we had a working capital surplus of $22,345,205. In addition, as of June 30, 2024, we had $22.4 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of June 30, 2024, was primarily the result of increased inventories to support our fiber-build initiative, a decrease in accounts payable and a delay in principal payments to CoBank as part of our new debt facility with them.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$9,199,098	$7,361,283
Investing activities	(19,192,643)	(26,852,361)
Financing activities	9,933,670	19,577,083
Change in cash	$(59,875)	$86,005

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2024 was $9,199,098, compared to cash generated by operations of $7,361,283 in the first six months of 2023. The increase in cash from operating activities in 2024 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of June 30, 2023, was $1,200,029, compared to $1,259,904 as of December 31, 2023.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $19,192,643 during the first six months of 2024 compared to $26,852,361 for the first six months of 2023. Capital expenditures relating to our fiber initiative and on-going operations were $23,033,815 for the six months ended June 30, 2024, compared to $15,092,419 for the six months ended June 30, 2023. Materials and supply expenditures decreased by $3,601,375 in the first six months of 2024 compared to an increase of $17,541,898 for the first six months of 2023. The decrease for the six months ended June 30, 2024, was primarily due to the use of materials on hand to support our fiber-build initiatives, while the increase in the six months ended June 30, 2023, was primarily due to a large purchase of materials to support our fiber-build initiatives. The 2023 increase was offset by proceeds from the sale of our FiberComm equity investment. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2024, we had $22.4 million available under our existing revolving credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024, was $9,933,670. This included principal payments of $125,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,662,893, changes in our revolving credit facility of $8,467,851 and grants received for construction of plant of $3,128,712. Cash provided by financing activities for the six months ended June 30, 2023, was $19,577,083. This included loan proceeds from our delayed draw term loan of $20,000,000, loan origination fees of $9,912, changes in our revolving credit facility of $53,182, grants received for construction of plant of $1,070,948, and the distribution of $1,430,771 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $22,345,205 as of June 30, 2024, with current assets of approximately $37.3 million and current liabilities of approximately $15.0 million, compared to a working capital surplus of $22,779,883 as of December 31, 2023. The ratio of current assets to current liabilities was 2.49 and 2.23 as of June 30, 2024, and December 31, 2023. The working capital surplus as of June 30, 2024, was primarily the result of increased inventories to support our fiber-build initiative, a decrease in accounts payable and a delay in principal payments to CoBank as part of our new debt facility with them.

As of June 30, 2024, and December 31, 2023, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of June 30, 2024, was 5.10. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2023, which totaled $717,721 for the second quarter and $713,050 for the first quarter.

On September 29, 2023, the BOD of Nuvera announced that it was suspending dividend payments to its shareholders and did not declare or pay a dividend in the third quarter of 2023. In addition, the BOD of Nuvera did not declare or pay a dividend for the fourth quarter of 2023 or the first and second quarters of 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of June 30, 2024, was 5.10.

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

Innovative technologies, particularly alternative methods for the distribution, access and viewing of content, have been, and will likely continue to be, developed that will further increase the number of competitors that we face and drive changes in consumer behavior. Consumers seek more control over when, where, and how they consume content and are increasingly interested in communication services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices. These modern technologies, distribution platforms and consumer behaviors may have a negative impact on our business.

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

Risks Relating to Our Stock

The price of our common stock may be volatile and may fluctuate substantially, which could negatively affect the holders of our common stock. The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of the sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, competitive factors, regulatory developments, labor disruptions, general market conditions and market conditions affecting the stock of communications companies. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Elevated levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity, and/or the market price of our common stock.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of June 30, 2024, we had $132.6 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

NUVERA COMMUNICATIONS, INC.

Dated: August 14, 2024	By /s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 14, 2024	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer