Form 10-Q
period 2024-09-30
Nuvera Communications, Inc.
filed 2024-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large, accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of November 14, 2024: 5,178,176.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	4-10

	Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended September 30, 2024, and 2023	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2024, and 2023	5

	Consolidated Balance Sheets (unaudited) as of September 30, 2024, and December 31, 2023	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2024, and 2023	8

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three and Nine Months ended September 30, 2024, and 2023	9-10

	Condensed Notes to Consolidated Financial Statements (unaudited)	11-35

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-50

Item 3	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4	Controls and Procedures	51

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	51

Item 1A	Risk Factors	51-53

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3	Defaults upon Senior Securities	54

Item 4	Mine Safety Disclosures	54

Item 5	Other Information	54

Item 6	Exhibits Listing	54

Signatures		55

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Voice Service	$1,149,189	$1,363,543	$3,580,740	$3,969,394
Network Access	745,268	876,186	2,601,894	2,926,937
Video Service	2,928,080	3,005,010	8,891,820	9,120,164
Data Service	7,455,297	6,881,965	22,230,414	20,573,084
A-CAM/FUSF	4,208,559	2,971,267	11,100,259	8,950,127
Other Non-Regulated	1,129,942	1,272,507	3,334,187	3,478,406
Total Operating Revenues	17,616,335	16,370,478	51,739,314	49,018,112

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,069,582	3,590,491	12,032,377	11,512,927
Cost of Video	2,202,721	2,346,037	6,871,102	7,229,269
Cost of Data	1,171,707	1,280,342	3,520,942	3,673,237
Cost of Other Nonregulated Services	368,152	485,149	1,173,505	1,275,125
Depreciation and Amortization	4,497,082	3,949,978	13,300,877	11,371,459
Selling, General and Administrative	2,507,707	2,372,515	8,138,521	7,608,787
Total Operating Expenses	14,816,951	14,024,512	45,037,324	42,670,804

OPERATING INCOME	2,799,384	2,345,966	6,701,990	6,347,308

OTHER INCOME (EXPENSE)
Interest Expense	(3,076,442)	(1,959,514)	(8,164,140)	(4,718,502)
Interest/Dividend Income	20,409	14,307	155,839	159,353
Interest During Construction	281,729	243,113	716,119	439,356
Gain (Loss) on Sale of Investments	-	(38,096)	(257,807)	4,022,401
CoBank Patronage Dividends	-	-	1,196,948	692,371
Other Investment Income	88,396	65,269	184,619	216,256
Total Other Income (Expense)	(2,685,908)	(1,674,921)	(6,168,422)	811,235

INCOME BEFORE INCOME TAXES	113,476	671,045	533,568	7,158,543

INCOME TAXES EXPENSE	31,778	187,875	149,401	2,004,386

NET INCOME	$81,698	$483,170	$384,167	$5,154,157

NET INCOME PER SHARE
Basic	$0.02	$0.09	$0.07	$1.01
Diluted	$0.02	$0.09	$0.07	$1.00

DIVIDENDS PER SHARE	$0.0000	$0.0000	$0.0000	$0.2800

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,178,176	5,126,581	5,158,286	5,113,007
Diluted	5,362,674	5,211,382	5,311,760	5,175,507

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Income	$81,698	$483,170	$384,167	$5,154,157

Other Comprehensive Loss:
Unrealized Losses on Interest Rate Swaps	(546,631)	(125,051)	(769,596)	(222,693)
Income Tax Benefit Related to Unrealized
Losses on Interest Rate Swaps	156,009	35,689	219,643	63,556
Other Comprehensive Losses:	(390,622)	(89,362)	(549,953)	(159,137)

Comprehensive Income Gain (Loss)	$(308,924)	$393,808	$(165,786)	$4,995,020

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS:
Cash	$584,284	$1,259,904
Receivables, Net	2,731,711	3,411,892
Income Taxes Receivable	342,525	-
Materials, Supplies, and Inventories	27,829,932	34,438,857
Financial Derivative Instruments	573,032	-
Prepaid Expenses and Other Current Assets	2,417,949	2,245,160
Total Current Assets	34,479,433	41,355,813

INVESTMENTS & OTHER ASSETS:
Goodwill	40,603,029	40,603,029
Intangibles	12,949,433	14,488,608
Other Investments	8,254,462	8,322,252
Right of Use Asset	1,096,639	1,348,290
Financial Derivative Instruments	-	1,342,628
Other Assets	857,222	884,122
Total Investments and Other Assets	63,760,785	66,988,929

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	308,482,581	277,357,371
Other Property & Equipment	33,807,633	32,433,191
Video Plant	19,242,671	18,848,612
Total Property, Plant and Equipment	361,532,885	328,639,174
Less Accumulated Depreciation	184,826,420	173,088,602
Net Property, Plant & Equipment	176,706,465	155,550,572

TOTAL ASSETS	$274,946,683	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

	September 30,	December 31,
	2024	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	12,265,856	12,803,435
Checks Written in Excess of Cash Balances	-	2,270,832
Accrued Income Taxes	-	581,098
Other Accrued Taxes	185,105	253,490
Deferred Compensation	44,504	45,797
Accrued Compensation	1,741,335	1,562,115
Other Accrued Liabilities	572,229	1,059,163
Total Current Liabilities	14,809,029	18,575,930

LONG-TERM DEBT, Net of Unamortized
Loan Fees	137,566,660	122,891,638

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,812,457	23,032,099
Other Accrued Liabilities	996,657	1,132,799
Deferred Compensation	223,550	256,605
Total Noncurrent Liabilities	24,032,664	24,421,503

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,178,176 and 5,133,207 Shares Issued and Outstanding	8,630,293	8,555,345
Accumulated Other Comprehensive Gain	409,489	959,442
Retained Earnings	89,498,548	88,491,456
Total Stockholders' Equity	98,538,330	98,006,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,946,683	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$384,167	$5,154,157
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	13,589,054	11,526,448
(Gains)/Losses on Investments	257,807	(4,022,401)
Undistributed Earnings of Other Equity Investments	(151,126)	(219,912)
Noncash Patronage Refund	(166,519)	(123,745)
Stock Issued in Lieu of Cash Payment	299,008	373,175
Distributions from Equity Investments	127,529	28,048
Stock-based Compensation	288,412	172,820
Changes in Assets and Liabilities:
Receivables	654,346	(259,621)
Income Taxes Receivable	(342,525)	283,665
Inventory for Resale	122,756	30,767
Prepaid Expenses	(62,336)	(569,535)
Other Assets	45,008	(451,967)
Accounts Payable	84,360	(4,230)
Checks Written in Excess of Cash Balance	(2,270,832)	-
Accrued Income Taxes	(581,098)	1,350,222
Other Accrued Taxes	(68,385)	(54,934)
Other Accrued Liabilities	(192,205)	(906,890)
Deferred Compensation	(34,348)	(100,022)
Net Cash Provided by Operating Activities	11,983,073	12,206,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(38,437,630)	(33,397,721)
Materials and Supplies for Construction	6,452,434	(17,827,735)
Proceeds from Sale of Equity Investments	-	5,876,305
Other, Net	239,797	216,511
Net Cash Used in Investing Activities	(31,745,399)	(45,132,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(125,000,000)	-
Loan Proceeds	125,000,000	30,000,000
Loan Origination Fees	(1,703,825)	(17,811)
Changes in Revolving Credit Facility	16,090,669	3,116,119
Grants Received for Construction of Plant	4,699,862	1,521,677
Dividends Paid	-	(1,430,771)
Net Cash Provided by Financing Activities	19,086,706	33,189,214

NET CHANGE IN CASH	(675,620)	262,619

CASH at Beginning of Period	1,259,904	310,556

CASH at End of Period	$584,284	$573,175

Supplemental cash flow information:
Cash paid for interest	$8,050,168	$5,286,760
Net cash paid for income taxes	$1,073,024	$370,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain	Compensation	Earnings	Equity

BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$-	$89,306,998	$98,737,402

Non-Cash, Share-Based Compensation					109,852	109,852
Net Income					81,698	81,698
Unrealized Loss on Interest Rate Swap			(390,622)			(390,622)

BALANCE on September 30, 2024	5,178,176	$8,630,293	$409,489	$-	$89,498,548	$98,538,330

	THREE MONTHS ENDED SEPTEMBER 30, 2023
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain	Compensation	Earnings	Equity
BALANCE on June 30, 2023	5,126,581	$8,544,302	$1,512,680	$78,231	$96,188,831	$106,324,044

Restricted Stock Grant				1,519		1,519
Non-Cash, Share-Based Compensation					70,670	70,670
Net Income					483,170	483,170
Unrealized Loss on Interest Rate Swap			(89,362)			(89,362)

BALANCE on September 30, 2023	5,126,581	$8,544,302	$1,423,318	$79,750	$96,742,671	$106,790,041

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain	Compensation	Earnings	Equity

BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$-	$88,491,456	$98,006,243

Directors' Stock Plan	44,099	73,498			326,480	399,978
Employee Stock Plan	870	1,450			8,033	9,483
Non-Cash, Share-Based Compensation					288,412	288,412
Net Income					384,167	384,167
Unrealized Loss on Interest Rate Swap			(549,953)			(549,953)

BALANCE on September 30, 2024	5,178,176	$8,630,293	$409,489	$-	$89,498,548	$98,538,330

	NINE MONTHS ENDED SEPTEMBER 30, 2023
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain (Loss)	Compensation	Earnings	Equity
BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	92,430,816	$102,581,852

Directors' Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grant				(142)		(142)
Non-Cash, Share-Based Compensation					172,962	172,962
Net Income					5,154,157	5,154,157
Dividends					(1,430,771)	(1,430,771)
Unrealized Loss on Interest Rate Swap			(159,137)			(159,137)

BALANCE on September 30, 2023	5,126,581	$8,544,302	$1,423,318	$79,750	$96,742,671	$106,790,041

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ended September 30, 2024. Depreciation expense was $11,761,702 and $10,009,933 for the nine months ended September 30, 2024, and 2023. The increase in depreciation expense was primarily due to an increase in our fiber-to-the-premise (FTTP) network to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission (FCC) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in property, plant, and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statements of cash flows.

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

As of September 30, 2024, and December 31, 2023, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2024, and December 31, 2023, we had $0 of interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$81,698	$81,698	$483,170	$483,170	$384,167	$384,167	$5,154,157	$5,154,157

Weighted-average common shares outstanding	5,178,176	5,362,674	5,126,581	5,211,382	5,158,286	5,311,760	5,113,007	5,175,507

Net income per share	$0.02	$0.02	$0.09	$0.09	$0.07	$0.07	$1.01	$1.00

The weighted-average shares outstanding, basic, and diluted, are calculated as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,178,176	5,178,176	5,126,581	5,126,581	5,158,286	5,158,286	5,113,007	5,113,007

Dilutive RSUs/Options	-	184,498	-	84,801	-	153,474	-	62,500

Weighted-average common shares outstanding	5,178,176	5,362,674	5,126,581	5,211,382	5,158,286	5,311,760	5,113,007	5,175,507

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We continue to evaluate the impact of this update on our consolidated financial statements and disclosures and do not expect any changes to our current reportable segments.

We have implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

We have reviewed all other significant newly issued accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on our financial position and results of operations.

Note 2 – Revenue Recognition

The Company recognizes revenue based on the following single principles-based, five-step model that is applied to all services and contracts that are required with customers. These steps include (1) identify the contract(s)/service with the customer, (2) identify the performance obligations in the contract/service provided, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract/service provided and (5) recognize revenue when each performance obligation is satisfied.

Our revenue contracts/services provided with customers may include a promise or promises to deliver services such as broadband, video or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it provides a series of distinct services that are substantially the same and have the same pattern of transfer.

The transaction price is determined at service or contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring service to the customer. This amount is generally equal to the market price of the services promised in the service provided or contract and may include promotional or bundling discounts. Most of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, nonrefundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the service or contract. We do not consider the possibility of a contract being cancelled, renewed, or modified, which is consistent with Accounting Standards Codification (ASC 606-10-32-4).

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when performance obligations are satisfied by transferring service to the customer as described below.

Significant Judgments

The Company often provides multiple services to a customer. Provision of customer premise equipment (CPE) and additional service tiers may have a significant level of integration and interdependency with the subscription voice, video, Internet, or connectivity services. Judgment is required to determine whether the provision of CPE, installation services and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

Allocation of the transaction price to the distinct performance obligations in bundled service subscriptions requires judgment. The transaction price for a bundle of services is frequently less than the sum of standalone selling prices of each individual service. Bundled discounts are allocated proportionally to the selling price of each individual service within the bundle. Standalone selling prices for the Company’s services are directly observable.

Disaggregation of Revenue

The following table summarizes revenue from contracts/services with customers for the quarters ended September 30, 2024, and 2023:

	Quarters Ended September 30,
	2024	2023
Voice Service¹	$1,267,195	$1,505,320
Network Access¹	767,082	909,502
Video Service¹	2,928,080	3,005,010
Data Service¹	7,038,182	6,327,829
Directory²	132,073	151,562
Other Contracted Revenue³	502,857	653,417
Other⁴	485,210	600,171

Revenue from customers	13,120,679	13,152,811

Subsidy and other revenue outside scope of ASC 606⁵	4,495,656	3,217,667

Total revenue	$17,616,335	$16,370,478

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

For the quarter ended September 30, 2024, approximately 71.73% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.52% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.75% of total revenue was from other sources including CPE and equipment sales and installation.

For the quarter ended September 30, 2023, approximately 76.68% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 19.65% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.67% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts/services with customers for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023
Voice Services¹	$3,967,091	$4,373,187
Network Access¹	2,667,704	3,027,881
Video Service¹	8,891,820	9,120,164
Data Service¹	20,618,880	18,850,042
Directory²	408,688	454,852
Other Contracted Revenue³	1,901,228	2,019,130
Other⁴	1,419,215	1,497,123

Revenue from customers	39,874,626	39,342,379

Subsidy and other revenue
outside scope of ASC 606⁵	11,864,688	9,675,733

Total revenue	$51,739,314	$49,018,112

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

For the nine months ended September 30, 2024, approximately 74.33% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 22.93% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.74% of total revenue was from other sources including CPE and equipment sales and installation.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms, and conditions. Revenues are pooled and redistributed based on a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the Interexchange Carriers (IXCs). We believe this trend will continue.

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

On September 29, 2023, Nuvera announced that it had notified the FCC that the Company had decided to remain on the current A-CAM funding, rather than moving to the Enhanced A-CAM (E-ACAM) program that the FCC introduced earlier in 2023. A-CAM and E-ACAM are FCC administered programs to subsidize the deployment of broadband to rural areas. E-ACAM is a successor to this program which requires participating carriers to offer broadband and voice services at speeds of 100/20 Megabits per second or faster to all E-ACAM required locations within its study area. Broadband providers were required to choose one of the two funding options and notify the FCC by September 29, 2023.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30,	December 31,
	2024	2023

Accounts receivable, net - beginning balance	$1,966,012	$1,477,692
Accounts receivable, net - ending balance	1,985,831	1,966,012

Contract assets - beginning balance	1,458,631	794,193
Contract assets - ending balance	1,471,384	1,458,631

Contract liabilities - beginning balance	551,995	626,306
Contract liabilities - ending balance	369,637	551,995

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ended September 30, 2024, and 2023 the Company recognized expenses of $173,140 and $141,051, respectively, related to deferred contact acquisition costs. During the nine months ended September 30, 2024, and 2023 the Company recognized expenses of $496,127 and $340,786, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contract liabilities include customer deposits that are not recognized as revenue but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized as revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities. During the quarters ended September 30, 2024, and 2023, the Company recognized revenues of $34,436 and $54,413, respectively, related to deferred revenues. During the nine months ended September 30, 2024, and 2023, the Company recognized revenues of $272,294 and $302,831, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2024. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of September 30, 2024, and December 31, 2023. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance September 30, 2024	Balance December 31, 2023
Operating Lease Right-Of-Use Assets	$1,096,639	$1,348,290

Operating Lease Liabilities	Balance September 30, 2024	Balance December 31, 2023
Short-Term Operating Lease Liabilities	$198,310	$352,969
Long-Term Operating Lease Liabilities	922,209	1,029,910
Total	$1,120,519	$1,382,879

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance September 30, 2024
2024 (remaining)	$79,981
2025	243,974
2026	200,777
2027	151,630
2028	153,824
Thereafter	613,091
Total	1,443,277
Less Imputed interest	(322,758)
Present Value of Operating Leases	$1,120,519

The following summarizes other information related to leases for the quarter ended September 30, 2024, as follows:

Weighted Average Remaining Lease Term (Years)	7.60
Weighted Average Discount Rate	6.32%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the quarter and nine months ended September 30, 2024, were $87,043 and $384,376. Lease expenses for the quarter and nine months ended September 30, 2023, were $123,588 and $334,295.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2023. As of September 30, 2024, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $40,603,029 as of September 30, 2024, and December 31, 2023.

In 2023 and 2022, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2023 and 2022, the testing was completed, and we determined that there was no impairment to goodwill for Scott-Rice and Sleepy Eye Telephone Company and no impairment to goodwill for Hutchinson Telephone Company (HTC) for 2022 as the determined fair value was sufficient to pass the impairment test. For 2023, after the testing, we determined that there was an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

				September 30, 2024		December 31, 2023
				Gross		Gross
	Useful			Carrying	Accumulated	Carrying	Accumulated
	Lives (yrs)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$33,271,101	$42,878,445	$32,053,361
Regulatory Rights		15		4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise				3,000,000	535,725	3,000,000	214,290
Trade Name	3	-	5	310,106	310,106	310,106	310,106
Indefinitely-Lived Intangible Assets
Video Franchise				-	-	-	-
Spectrum				877,814	-	877,814	-
Total				$51,066,365	$38,116,932	$51,066,365	$36,577,757

Net Identified Intangible Assets					$12,949,433		$14,488,608

Amortization expense related to the definite-lived intangible assets was $1,539,175 and $1,361,526 for the nine months ended September 30, 2024, and 2023. Amortization expense for the remaining three months of 2024 and the five years subsequent to 2024 is estimated to be:

(October 1 – December 31)	$513,059
2025	$2,047,312
2026	$2,042,389
2027	$1,335,247
2028	$1,335,247
2029	$1,335,247

Note 6 – Secured Credit Facility

On June 21, 2024, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a credit facility in the aggregate principal amount of $180.0 million.

Under the Agreements, among other things, (i) the Company received a $125.0 million term loan to replace existing debt, (ii) a $25.0 million delayed draw term loan, (iii) the Company’s revolving loan was decreased from $40.0 million to $30.0 million, (iv) the maturity dates of the term loans and revolving loan were set at June 21, 2029, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the credit facility. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on June 25, 2024, for further details regarding the 2024 credit agreements with CoBank.

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

New 2024 Credit Agreement:

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of September 30, 2024.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $15,256,942 on this revolving note as of September 30, 2024.

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

Under the new 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank. As of September 30, 2024, our IRSA covered $8,933,750 with a weighted average interest rate of 6.71%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank. As of September 30, 2024, our IRSA covered $25,039,707, with a weighted average interest rate of 5.04%.

As described in Note 7 – “Interest Rate Swaps,” on September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness. As of September 30, 2024, our IRSA covered $18,526,543, with a weighted average interest rate of 7.77%.

Our loan agreements with CoBank require us to have a minimum of 35% of our existing debt under IRSAs. As of September 30, 2024, we were in compliance with the above stated covenant in our loan agreements.

Our remaining outstanding debt of $87.8 million remains subject to variable interest rates at an effective weighted average interest rate of 8.71%, as of September 30, 2024.

As of September 30, 2024 our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $14.7 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of September 30, 2024, was 5.20. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio, debt service coverage ratio and equity to total assets ratio. On September 30, 2024, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Under the new credit facility, Nuvera is required to have a minimum of 35% of existing debt with CoBank under IRSAs. In connection with the closing of the new credit facility, the Company “rolled over” its two exiting IRSAs.

To meet this objective, we have entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. The swap effectively locked in a portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the Secured Overnight Financing Rate (SOFR) variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

On August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank. The swap effectively locked in a portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

On September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness to CoBank. The swap effectively locked in a portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of September 30, 2024, the fair value asset of these swaps was $573,032, which has been recorded net of deferred tax expense of $163,543, resulting in the $409,489 in accumulated other comprehensive income. As of September 30, 2023, the fair value asset of these swaps was $1,991,769, which has been recorded net of deferred tax of $568,451, resulting in the $1,423,318 in accumulated other comprehensive income.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2024, and 2023, respectively, the Company had not recorded any other gains or losses on our investments.

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

Note 10 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of September 30, 2024, 148,877 shares remain available to be issued under the 2015 Plan.

Note 11 – Segment Information

We operate in the Communications Segment and have no other significant business segments. The Communications Segment consists of voice, data and video communication services delivered to the customer over our advanced fiber communications network. No single customer accounted for a material portion of our consolidated revenues.

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company.
▪	Hutchinson Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera.
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

●	Our investments and interests in the following entities include some management responsibilities:
▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services.
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota; and

▪	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 12 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of September 30, 2024, the Company had outstanding contract amounts of approximately $12.3 million, with estimated completions of approximately $5.8 million in 2024 and $6.5 million in 2025.

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

Note 13 – Broadband Grants

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of September 30, 2024.

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of September 30, 2024.

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $1,794,363 for these projects as of September 30, 2024.

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $1,345,855 for these projects as of September 30, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $742,630 to complete these projects.

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of September 30, 2024.

Note 14 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2024, 47,499 shares remain available for future grant under the 2017 OSP.

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

RSUs currently issued, exercised, or forfeited is as follows:

		Targeted	Closing
	Time-Based	Performance-Based	Stock	Vesting
	RSUs	RSUs	Price	Date
Balance at December 31, 2022	3,364	4,701
Forfeited	(516)	(923)
Exercised	(2,848)	(3,778)	$10.48	12/31/2023
Balance at December 31, 2023	-	-
Forfeited	-	-
Exercised	-	-
Balance at September 30, 2024	-	-

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

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at December 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at September 30, 2024	383,490

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	Excercisable	Exercise Price	Term (Years)	(in Thousands)
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	7.53	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	7.53	$-
Granted	154,294	14.70	8.50	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	8.07	$-
Granted	107,453	11.00	9.49	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2024	383,490	$15.73	8.47	$-
Exercisable as of September 30, 2024	132,591	$15.73	8.47	$-

The Options had no intrinsic value as of September 30, 2024.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of September 30, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $681,187, which the Company expects to recognize over a weighted-average period of approximately 1.96 years. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $503,254, which the Company expects to recognize over a weighted-average period of approximately 1.93 years.

On March 13, 2023, the Company BOD adopted changes to the Nuvera Communications, Inc. 2017 OSP. Most of the changes eliminate language specific to the requirements and limitations on grants under Internal Revenue Code Section162 (m), which has been repealed by Congress. This includes provisions related to “Performance-Based Exception” in several sections of the 2017 OSP. The BOD also increased the limit on annual grants from 50,000 to 100,000 shares per participant and eliminated separate provisions on new-hire stock grants and cash-based grants. The BOD also made minor changes to other sections of the 2017 OSP. The BOD did not increase the number of shares authorized for issuance under the 2017 OSP or change the terms of eligibility for participants under the 2017 OSP. The foregoing description of the changes to the 2017 OSP does not purport to be complete and is qualified in its entirety by reference to the full text of the 2017 OSP, as amended, which is filed as Exhibit 10.12 to the 2022 Annual Report on Form 10-K and is incorporated by reference.

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

In the first nine months of 2024, we have seen our overall revenues increase primarily due to increased governmental support revenues and Internet growth mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first nine months of 2024 which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of September 30, 2024, we had $14.7 million of our bank revolver available for use if the need arises. In addition, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

Executive Summary

Highlights:

Banking/Dividends

●

On September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness to CoBank. The swap effectively locked in a portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

●

On September 29, 2023, the BOD of Nuvera announced that it was suspending dividend payments to its shareholders and did not declare or pay a dividend in the 2023 third quarter. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

Operations/FTTP Build

●

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

●

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a gain of $4,060,775, net of escrow true ups of $242,257, in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

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

In 2024, we plan to upgrade 10,400 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of September 30, 2024, we have upgraded 6,125 of the planned 10,400 passings with these fiber services.

Broadband Grants

●

On March 5, 2024, the Company was awarded a grant from the DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of September 30, 2024.

●

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of September 30, 2024.

●

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $1,345,855 for these projects as of September 30, 2024. The Goodhue County project was completed under budget and the Company is now eligible to receive up to $742,630 to complete these projects.

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $1,794,363 for these projects as of September 30, 2024.

●

On January 29, 2021, the Company was awarded five broadband grants from the DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of September 30, 2024.

●

Net income for the third quarter of 2024 totaled $81,698, which was a $401,472, or 83.09% decrease compared to the third quarter of 2023. This decrease was primarily due to an increase in interest expense and operating expenses, partially offset by an increase in operating revenues, all of which are described below.

●

Consolidated revenue for the third quarter of 2024 totaled $17,616,335, which was a $1,245,857 or 7.61% increase compared to the third quarter of 2023. This increase was primarily due to increases in governmental support revenues and data services, partially offset by decreases in legacy service revenues, video services and other revenue, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2024.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,750 or 12.62% for the twelve months ended September 30, 2024, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

Nuvera Communications, Inc.
Reporting by Technology

	Q3 2023		Q4 2023		Q1 2024		Q2 2024		Q3 2024
Premise Passings
Fiber - NuFiber/Gig-Cities	27,429		35,173		37,957		39,535		41,298
Non-Fiber	37,436		31,755		29,743		28,519		27,816
Total Passings	64,865		66,928		67,700		68,054		69,114
% Fiber Coverage	42.3%		52.6%		56.1%		58.1%		59.8%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	8,075		9,525		10,995		12,482		13,753
Business	795		903		1,036		1,142		1,261
Totals	8,870	32.3%	10,428	29.6%	12,031	31.7%	13,624	34.5%	15,014	36.4%
Non-Fiber
Residential	17,267		16,159		15,077		14,025		13,013
Business	1,475		1,381		1,238		1,202		1,090
Totals	18,742	50.1%	17,540	55.2%	16,315	54.9%	15,227	53.4%	14,103	50.7%
Total Broadband Connections	27,612	42.6%	27,968	41.8%	28,346	41.9%	28,851	42.4%	29,117	42.1%
% Broadband on Fiber	32.1%		37.3%		42.4%		47.2%		51.6%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$1,521,998	$66.62	$1,824,719	$67.10	$2,272,559	$72.89	$2,679,483	$73.96	$2,972,639	$74.32
Business	$456,968	$219.40	$471,078	$182.70	$516,762	$174.05	$574,883	$171.91	$579,972	$156.16 *
Totals	$1,978,966	$79.69	$2,295,797	$77.11	$2,789,321	$81.68	$3,254,366	$82.24	$3,552,611	$81.27
Non-Fiber
Residential	$3,139,666	$59.33	$2,895,759	$58.54	$2,771,199	$59.57	$2,573,466	$59.88	$2,411,569	$60.13
Business	$530,347	$107.05	$503,995	$118.20	$463,458	$119.88	$434,154	$114.95	$428,742	$127.98
Totals	$3,670,013	$63.41	$3,399,754	$63.27	$3,234,657	$64.20	$3,007,620	$64.33	$2,840,311	$65.37
Total Internet/BB Revenue	$5,648,979		$5,695,551		$6,023,978		$6,261,986		$6,392,922
% Revenue from Fiber	35.0%		40.3%		46.3%		52.0%		55.6%

Other Internet Reveneue	$1,232,986		$1,240,438		$1,224,795		$1,264,358		$1,062,375

Total Internet Revenue	$6,881,965		$6,935,989		$7,248,773		$7,526,344		$7,455,297

All Other Revenue	$9,488,513		$9,837,867		$9,696,352		$9,651,510		$10,161,038

Total Revenue	$16,370,478		$16,773,856		$16,945,125		$17,177,854		$17,616,335

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

Financial results for the Communications Segment for the three and nine months ended September 30, 2024, and 2023 are included below:

Communications Segment
	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
Operating Revenues
Voice Service	$1,149,189	$1,363,543	$(214,354)	-15.72%
Network Access	745,268	876,186	(130,918)	-14.94%
Video Service	2,928,080	3,005,010	(76,930)	-2.56%
Data Service	7,455,297	6,881,965	573,332	8.33%
A-CAM/FUSF	4,208,559	2,971,267	1,237,292	41.64%
Other	1,129,942	1,272,507	(142,565)	-11.20%
Total Operating Revenues	17,616,335	16,370,478	1,245,857	7.61%

Cost of Services, Excluding Depreciation and Amortization	7,812,162	7,702,019	110,143	1.43%
Selling, General and Administrative	2,507,707	2,372,515	135,192	5.70%
Depreciation and Amortization Expenses	4,497,082	3,949,978	547,104	13.85%
Total Operating Expenses	14,816,951	14,024,512	792,439	5.65%

Operating Income	$2,799,384	$2,345,966	$453,418	19.33%

Net Income	$81,698	$483,170	$(401,472)	-83.09%

Capital Expenditures	$15,403,815	$18,305,302	$(2,901,487)	-15.85%

Communications Segment
	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
Operating Revenues
Voice Service	$3,580,740	$3,969,394	$(388,654)	-9.79%
Network Access	2,601,894	2,926,937	(325,043)	-11.11%
Video Service	8,891,820	9,120,164	(228,344)	-2.50%
Data Service	22,230,414	20,573,084	1,657,330	8.06%
A-CAM/FUSF	11,100,259	8,950,127	2,150,132	24.02%
Other	3,334,187	3,478,406	(144,219)	-4.15%
Total Operating Revenues	51,739,314	49,018,112	2,721,202	5.55%

Cost of Services, Excluding Depreciation and Amortization	23,597,926	23,690,558	(92,632)	-0.39%
Selling, General and Administrative	8,138,521	7,608,787	529,734	6.96%
Depreciation and Amortization Expenses	13,300,877	11,371,459	1,929,418	16.97%
Total Operating Expenses	45,037,324	42,670,804	2,366,520	5.55%

Operating Income	$6,701,990	$6,347,308	$354,682	5.59%

Net Income	$384,167	$5,154,157	$(4,769,990)	-92.55%

Capital Expenditures	$38,437,630	$33,397,721	$5,039,909	15.09%

Key metrics
Access Lines	12,120	13,870	(1,750)	-12.62%
Video Customers	7,619	8,406	(787)	-9.36%
Data Customers	34,501	32,931	1,570	4.77%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,149,189, which was $214,354 or 15.72% lower in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $3,580,740 which was $388,654 or 9.79% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company has been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $745,268, which was $130,918 or 14.94% lower in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $2,601,894, which is $325,043 or 11,11% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,928,080, which was $76,930 or 2.56% lower in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Video service revenue was $8,891,820, which was $228,344 or 2.50% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $7,455,297, which was $573,332 or 8.33% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $22,230,414, which was $1,657,330 or 8.06% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to an increase in fiber customers, customers upgrading their packages and speeds, and the implementation of a monthly equipment charge to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

A-CAM/FUSF – The Company currently receives funding based on the A-CAM, except for Scott-Rice, which receives funding from the FUSF. Scott-Rice’s settlements from the NECA pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s average costs. See Note 2 – “Revenue Recognition” for a discussion regarding A-CAM and FUSF.

A-CAM/FUSF support totaled $4,208,559, which was $1,237,292 or 41.64% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. A-CAM/FUSF support totaled $11,100,259, which was $2,150,132 or 24.02% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to our new CBOL funding through USAC, partially offset by lower CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,129,942, which was $142,565 or 11.20% lower in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $3,334,187 which was $144,219 or 4.15% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These decreases were primarily due to lower long-distance revenues and a decrease in paper bill fees as customers transition to electronic billing, partially offset by an increase in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,812,162, which was $110,143 or 1.43% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. This increase was primarily due to increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce. Cost of services (excluding depreciation and amortization) was $23,597,926, which was $92,632 or 0.39% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decrease was primarily due to lower programming costs from video content providers due to a loss of video customers. These decreases were partially offset by higher costs associated with increased maintenance and support agreements on our equipment and software, and increased costs to maintain a highly skilled workforce.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,507,707, which was $135,192 or 5.70% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $8,138,521, which was $529,734 or 6.96% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to increased customer acquisition costs associated with our FTTP network initiative.

Depreciation and Amortization

Depreciation and amortization were $4,497,082, which was $547,104 or 13.85% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $13,300,877, which was $1,929,418 or 16.97% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $2,799,384, which was $453,418 or 19.33% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Operating income was $6,701,990, which was $354,682 or 5.59% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to increased data services and governmental support revenues, partially offset by increased operating expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $3,076,442, which was $1,116,928 or 57.00% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $8,164,140, which was $3,445,638 or 73.02% higher in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $20,409, which was $6,102 or 42.65% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $155,839, which was $3,514 or 2.21% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The three-month increase and the nine-month decrease were primarily due to the amount and timing of dividend income earned on our investments.

The gain on sale of investments in the first six months of 2023 reflects the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications, LLC on March 31, 2023. The loss on sale of investments in the first six months of 2024 reflects the settlement of the FiberComm escrow account and the loss on the sale of our RTFC patronage.

Other income for the nine months ended September 30, 2024, and 2023, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2024 was $1,196,948, compared to $692,371 allocated and received in 2023.This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $88,396, which was $23,127 or 35.43% higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, and was $184,619, which was $31,637 or 14.63% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was higher in the three months ended September 30, 2024, compared to September 30,2024, due to an increase in the patronage paid on other investments. Other investment income was lower in nine months ended September 30, 2024, compared to September 30, 2023, due to the sale of FiberComm in the first quarter of 2023.

Income Taxes

Income tax expense was $31,778, which was $156,097 or 83.09% lower in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Income tax expense was $149,401, which was $1,854,985 or 92.55% lower in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These decreases were primarily due to an increase in interest expense and reflects the gain from the sale of our FiberComm equity investment on March 31, 2023. The effective income tax rate for the nine months ending September 30, 2024, and 2023, was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $236,104,990 as of September 30, 2024, reflecting 41.7% equity and 58.3% debt. This compares to a capital structure of $220,897,881 on December 31, 2023, reflecting 44.4% equity and 55.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.20 times debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our new loan facility is 6:00:1:00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2024, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of September 30, 2024, we had a working capital surplus of $19,670,404. In addition, as of September 30, 2024, we had $14.7 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of September 30, 2024, was primarily the result of elevated inventories to support our fiber-build initiative, a decrease in accounts payable and a delay in principal payments to CoBank as part of our new debt facility with them.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$11,983,073	$12,206,045
Investing activities	(31,745,399)	(45,132,640)
Financing activities	19,086,706	33,189,214
Change in cash	$(675,620)	$262,619

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2024 was $11,983,073, compared to cash generated by operations of $12,206,045 in the first nine months of 2023. The decrease in cash from operating activities in 2024 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders. Cash as of September 30, 2024, was $584,284, compared to $1,259,904 as of December 31, 2023.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $31,745,399 during the first nine months of 2024 compared to $45,132,640 for the first nine months of 2023. Capital expenditures relating to our fiber initiative and on-going operations were $38,437,630 for the nine months ended September 30, 2024, compared to $33,397,721 for the nine months ended September 30, 2023. Materials and supply expenditures decreased by $6,452,434 in the first nine months of 2024 compared to an increase of $17,827,735 for the first nine months of 2023. The decrease for the nine months ended September 30, 2024, was primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2024, we had $14.7 million available under our existing credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024, was $19,086,706. This included principal payments of $125,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,703,825, changes in our revolving credit facility of $16,090,669 and grants received for construction of plant of $4,699,862. Cash provided by financing activities for the nine months ended September 30, 2023, was $33,189,214. This included loan proceeds from our delayed draw term loan of $30,000,000, loan origination fees of $17,811, changes in our revolving credit facility of $3,116,119, grants received for construction of plant of $1,521,677, and the distribution of $1,430,771 of dividends to our stockholders.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $19,670,404 as of September 30, 2024, with current assets of approximately $34.5 million and current liabilities of approximately $14.8 million, compared to a working capital surplus of $22,779,883 as of December 31, 2023. The ratio of current assets to current liabilities was 2.33 and 2.23 September 30, 2024, and December 31, 2023. The working capital surplus as of September 30, 2024, was primarily the result of elevated inventories to support our fiber-build initiative, a decrease in accounts payable and a delay in principal payments to CoBank as part of our new debt facility with them.

As of September 30, 2024, and December 31, 2023, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of September 30, 2024, was 5.20. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

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

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of September 30, 2024, was 5.20.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. For a summary of our risk factors, see Item 1A – “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

Risks Relating to Our Business

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of September 30, 2024, we had $140.3 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Repurchases of Nuvera common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In May 2019, Nuvera announced the adoption of a $4.0 million stock repurchase program running through the end of 2021. Under the stock repurchase program, repurchases could be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the SEC and other applicable legal requirements. The Company did not purchase any shares in the first quarters of 2024 and 2023, respectively, and there is no dollar amounts set aside for future repurchases under any stock repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVERA COMMUNICATIONS, INC.

Dated: November 14, 2024	By /s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 14, 2024	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer