Form 10-K
period 2024-12-31
Nuvera Communications, Inc.
filed 2025-03-17
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,700,732. This calculation is based upon the closing price of $8.80 of the stock on June 28, 2024, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 17, 2025, the registrant had 5,178,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s prospects and make informed investment decisions. Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the fiber communications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect, among other things, our current expectations, plans and strategies, and anticipated financial results. These forward-looking statements reflect, among other things, our current expectations, plans, strategies, and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause the actual results of Nuvera Communications, Inc., and its subsidiaries (“Nuvera,” the “Company,” “we” or “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements. Many of these circumstances are beyond our ability to control or predict. Moreover, forward-looking statements necessarily involve assumptions on our part. These forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Nuvera and its subsidiaries to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to: i) shifts in our product mix may result in declines in our operating profitability, ii) we may not accurately predict technological trends or the success of new products, iii) possible consolidation among our customers, iv) possible customer payment defaults, v) possible replacement of key personnel, vi) a failure in our operational systems or infrastructure could affect our operations, vii) unfavorable general economic conditions that could negatively affect our operating results, viii) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants, ix) our possible pursuit of acquisitions could be expensive or not successful, x) substantial regulatory change and increased competition, xi) data security breaches, and xii) elimination of governmental network support we receive. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, these statements speak only as of the date they are made. Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Undue reliance should not be placed on forward-looking statements.

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

Company Overview and History

Nuvera is a diversified communications Company head quartered in New Ulm, Minnesota with more than 119 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

Our principal line of business is the operation of seven communications companies. Our original business was founded in 1905 and consisted of the operation of a single communications company (New Ulm Rural Telephone Company). In 1984, we changed our name to New Ulm Telecom, Inc. In 1986, we acquired Western Telephone Company (WTC). In 1993, we acquired Peoples Telephone Company (PTC). In 2008, we acquired Hutchinson Telephone Company (HTC). In 2012, we acquired Sleepy Eye Telephone Company (SETC). In 2018, we acquired Scott-Rice Telephone Co. (Scott-Rice). Our businesses consist of connecting customers to our advanced fiber communications network, providing managed services, switched service, and dedicated private lines, connecting customers to long-distance service providers and providing many other services associated with our businesses. Our businesses also provide Internet protocol television (IPTV), cable television services (CATV), Internet access services, including high-speed broadband access, and long-distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa. In 2008 we acquired Hutchinson Telecommunications, Inc. (HTI). This company operates in and around the city of Litchfield, Minnesota and operates under less regulatory oversight than our other communications companies. In 2010, we acquired the cable TV system in the city of Glencoe and operate Glencoe under the HTI. This Company offers the same services as our other communications companies. In 2000, we changed our marketing name to NU-Telecom and operated under that name in our markets. In 2018, we changed our marketing name to Nuvera and currently operate under that name in our markets.

Recent Business Development

On March 31, 2023, Nuvera and the other owners of FiberComm, LC (FiberComm) sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm has been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. In 2023, Nuvera recognized a gain of $4,660,775, net of escrow true ups, in book value in connection with the sale of the FiberComm investment. In 2024, Nuvera recognized a loss of $242,257 with the settlement of the escrow account for FiberComm. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

On December 15, 2021, the Company announced plans to build and deploy gigabit-speed (GIG or Gbps) fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. Nuvera’s investment in a fiber-to-the-home (FTTH) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides. The Company will continue to build and deploy the Gig-speed fiber service over the next few years. Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Megabits per second (Mbps) to 1 Gig. Nuvera’s goal is to bring Gig-speed fiber service to as many communities as possible.

Nuvera’s fiber Internet prices range from $50 per month to $100 per month for Gig-speed fiber services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

Communications Segment

The Communications Segment operates the following communications companies and has investment ownership interests as follows:

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent Company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	PTC, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	SETC, a wholly owned subsidiary of Nuvera,
▪	WTC, a wholly owned subsidiary of Nuvera; and
▪	HTI, a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota

●	Our investments and interests in several of the following entities include some management responsibilities:
▪	Broadband Visions, LLC (BBV) – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services,
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well a number of counties located in Minnesota, and

▪	Fiber Minnesota, LLC (FM) – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

We report the business operations of our seven communications companies and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC and Litchfield, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC and Litchfield are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications companies located in Redwood Falls and Litchfield are currently not under the same level of regulatory oversight as our other communications companies. As of December 31, 2024, we served 33,704 data connections and 11,685 access lines in many Minnesota communities. We provide broadband and/or voice services in Arlington, Bellechester, Belle Plaine, Cologne, Courtland, Dassel, Evan, Goodhue, Hanska, Hector, Hutchinson, Klossner, Litchfield, Mazeppa, Elko New Market, New Ulm, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, Elko New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 7,436 customers.

We provide a variety of business communication services to small, medium, and large business customers, including many services over our advanced fiber-optic network. The services we offer include scalable high speed broadband Internet access and voice over Internet protocol (VoIP) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes our soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. This package includes voice service, calling features, IP business telephones and unified messaging, which integrates multiple technologies into a single system and allows the customer to receive and listen to voice messages through e-mail.

The Communications Segment derives its principal revenues from (i) the provisioning of data and video services (ii) voice service charges to its residential and business subscribers, and (iii) access charges to Interexchange Carriers (IXCs) for providing the carriers access to our local phone networks.

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

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long-distance calls on our fiber network. Additionally, we bill monthly subscriber line charges (SLCs) to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the Federal Communications Commission (FCC). In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local and national channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition (HD) TV, digital video recorders (DVR) and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services.

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

Sales and Marketing

The key components of our overall marketing strategy include:

●	Positioning ourselves as a single point of contact for our customers’ communications needs,
●	Providing customers with a broad array of data, voice, and communications solutions,
●	Identifying and broadening commercial customer needs by developing solutions and providing integrated service offerings,
●

Offering digital self-service tools and apps including an enhanced website, automated consumer online orders, appointment reminders, robust wireless home networking (Wi-Fi) apps, user guides and troubleshooting tools and videos,

●

Providing excellent customer service, including centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal,

●	Developing and delivering new services to meet evolving customer needs and market demands, and
●	Leveraging our local presence and strong reputation across our market areas.

We currently offer our services through customer service call centers, our website, and commissioned sales representatives. Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by digital media, direct mail, bill inserts, radio, TV and Internet advertising, public relations activities, community events and customer promotions. We sell our Gig-speed consumer fiber broadband service through our fiber network, which we launched in late 2021 in select markets.

In addition to our customer service call centers, customers can contact us through our website, online chat, and social media channels. Our online customer portal enables customers to pay their bills, manage their accounts, order new services, and utilize self-service help and support. Our priority is to continue enhancing our comprehensive customer care system to produce a high level of customer satisfaction and loyalty, which is important to our ability to reduce churn and generate recurring revenues.

Business Strategies

Transform our Company into a dominant Gig-speed fiber broadband provider:

On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The five-year build plan, which began in late 2021, will, when complete, include location passings to fiber enabling Gig-speed fiber capable services to a majority of our service territories by 2025. In 2024, we upgraded 10,166 locations with fiber services and faster broadband speeds and plan to upgrade more than 5,900 locations in 2025. This marks the biggest fiber deployment project in our Company’s history. In addition to best-in-class upload and download speeds, we believe the resulting fiber network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements to our operating results, broadband subscriber penetration and customer retention.

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

●

As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds. We began an extensive fiber-to-the-premise (FTTP) overbuild in portions of New Ulm in 2021 and all our service territories in 2022. We currently offer speeds of up to 1 Gbps in select areas where fiber is available, and up to 100 Mbps and 60 Mbps in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the fiber network provides.

●

We market services to our residential and business customers. Data connections continue to increase because of consumer trends towards increased Internet usage and our enhanced product and service offerings.

●

Our consumer broadband speed allows us to continue to meet the needs of our customers and the demand for higher speed resulting from the growing trend of over-the-top (OTT) content viewing. The availability of faster speeds also complements our Wi-Fi and supports our TV everywhere service and allows our subscribers to watch their favorite programs at home or away on a computer, smartphone, or tablet.

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

●

Our current customer base provides a recurring revenue stream generating stable cash flow. Our focus remains on growing our services and supporting product lines to generate sufficient cash flow to fund our current operations, service our debt, fund our capital expenditure needs, pay dividends, when declared by the BOD, and expand our business. We have allocated resources to maintain and upgrade our fiber network while focusing on optimizing returns by completing strategic capital outlays that will make our fiber network more efficient and cost effective while providing the products and services that our customers desire in the markets we serve.

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

●

Commercial services are expected to be a key growth area in the future. We are focused on enhancing our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers. We overbuilt our existing networks with advanced fiber networks in the commercial areas of New Ulm, Prior Lake, and Hutchinson in 2021, 2020 and 2019. We tailor our services for business customers by developing solutions to fit their specific needs. Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses. We are utilizing multiple software platforms to gather relevant leads and for customer relations management.

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

Alternatives to our service include customers leasing private line switched voice and data services in or adjacent to our service territories that permit the bypassing of our communications facilities. In addition, microwave transmission services, wireless communications, fiber/coaxial cable deployment, VoIP, satellite, and other services also permit the bypassing of our local exchange network. These alternatives to data, video, and local exchange service represent a potential threat to our long-term ability to provide data, video, and local exchange services at economical rates.

To meet competition, present in our industry, we are deploying the latest FTTH technology to deliver our data, video, and voice services at a higher bandwidth, enabling us to provide our services at much higher speeds.

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

Human Capital Resources

As of December 31, 2024, we employed approximately 218 employees, including part-time employees. We also use temporary employees in the normal course of our business. Our employees are the cornerstone of our success. We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible employees, we provide long-term incentive compensation, in the form of non-qualified stock options (Options). In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

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

We also strive to create and provide a safe, healthful, and secure workplace that is free from discrimination or harassment. Our workplace policies and procedures protect against behavior that creates an offensive, hostile, or intimidating work environment. Safety is a top priority, and we have a strong, ongoing commitment to ensure employees are properly trained and have appropriate safety and emergency equipment.

Materials and Supplies

The materials and supplies that are necessary for our operations are available from a variety of sources. We are not dependent on any particular supplier or group of affiliated suppliers for our equipment needs.

Regulation

The following summary provides a high-level overview, but may not include all present and proposed federal, state, and local legislation and regulations affecting the communications industry. Some legislation and other regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. At this time, we cannot predict the outcome of any of these developments or their potential impact on us. Regulation can change rapidly in the communications industry and these changes could have an adverse effect on us in the future.

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

The TA96 imposes a number of requirements on all local communications providers including:

●	To interconnect directly or indirectly with other carriers,
●	To allow others to resell services,
●	To provide for number portability to allow end-users to retain their telephone number when changing providers,
●	To ensure dialling parity,
●	To ensure that competitor customers have non-discriminatory access to telephone numbers, operator services, directory assistance and directory listing services, and
●	To allow competitors access to telephone poles, ducts, conduits, and rights-of-way, and to establish reciprocal compensation arrangements for the transport and termination of communications traffic.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long-distance carriers to access providers such as our Company, has decreased and we project that this decline will continue. For the year ended December 31, 2024, communications network access revenue represented 4.5% of our operating revenue, down from 5.8% for the year ended December 31, 2023. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

FUSF

The FUSF was originally established to overcome geographic differences in costs of providing voice service and to enable all citizens to communicate over networks regardless of geographical location and/or personal income. The FCC established universal service policies at the national level under terms contained in the Telecommunications Act of 1934. The TA96 requires explicit FUSF mechanisms and enlarged the scope of universal service to include four distinct programs:

●	High-Cost program that supports local carriers operating in high-cost regions of the country to ensure reasonably based telephone rates,
●	Lifeline (low-income) Subscribers program that includes the Link Up and Lifeline programs that provide support for service initiation and monthly fees and have eligibility based on subscriber income,
●	Rural Health Care Providers program that supports communication services used by rural health care providers and provides them with toll free access to an Internet service provider (ISP), and
●	Schools and Libraries program, also called the E-Rate program that provides support funding to schools and libraries for communications services, Internet access and internal connections.

In its Transformation Order released November 18, 2011, the FCC adopted rules which dramatically reform the universal service program and ICC regime. These rules eliminated the legacy Local Switching support but also provide for a new Connect America Fund (CAF) support for rate of return carriers to make up some of their access revenue reductions and provide direct support to PriceCap carriers (i.e. the larger, national LECs such as Verizon and AT&T) for broadband build outs. The new rules have caused rates for end users to increase as ICC is reduced and the legacy mandate for ubiquitous voice service shifts toward broadband availability as a key outcome of the program.

FUSF high-cost payments are distributed by NECA and are only available to carriers that have been designated as an eligible telecommunications carrier (ETC) by a state commission. Each of our communications companies has been designated as an ETC. Our communications companies located in Redwood Falls, Litchfield and Glencoe are also eligible to be designated as ETCs if they meet the requirements of the program and meet a public interest standard as determined by the appropriate state regulatory agency. Our communications companies located in Redwood Falls, Litchfield and Glencoe are currently not receiving FUSF support. All ETCs must certify annually to the Universal Service Administrative Company (USAC) or their appropriate state regulatory commission that the funds they receive from the FUSF are being used in the manner intended. The states must then certify to the FCC which carriers have met this standard. The Transformation Order expands the information that must be reported to the State Commissions to include information on broadband availability, plans for expansion to unserved and underserved areas, in addition to information about voice services. To some extent, these levels of scrutiny make the receipt of a consistent level of FUSF payments each year more difficult to predict.

For the year ended December 31, 2024, we received an aggregate of $6,553,866 from FUSF, consisting of $1,557,760 of CAF support and $4,996,106 of Consumer Broadband-Only Loop Support (CBOL) funding. Our net FUSF in 2024 comprised 9.5% of our total revenue for the year. We receive no State USF as the states in which we operate have not established state USF mechanisms. For the year ended December 31, 2023, we recorded an aggregate of $3,526,006 from FUSF, consisting of $1,609,041 of CAF support, $1,349,317 of broadband loop support (BLS) and $567,648 for CBOL funding. Our net FUSF in 2023 comprised 5.4% of our total revenue for the year.

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

A-CAM

The FUSF was established as part of the TA96 and provides subsidies to communications providers as means of increasing the availability and affordability of advanced communications services. In 2011, significant reform was introduced, including the creation of the CAF, to help modernize the FUSF and promote support of these communications services in the nation’s high-cost areas. In 2016, the FCC announced additional reform to further transition the CAF from supporting the provision of voice services to the provision of broadband services. On March 30, 2016, the FCC issued a Report and Order (2016 Order) that adopts the following changes to the FUSF for rate-of-return carriers:

●	Establishes a voluntary cost model,
●	Creates specific broadband deployment obligations,
●	Provides a mechanism for support of broadband-only deployment,
●	Gradually reduces the authorized rate-of-return from 11.25 percent to 9.75 percent,
●	Eliminates support in those local areas served by unsubsidized competitors,
●	Establishes “glide-path” transition periods for all the recent changes, and
●	Maintains the $2 billion budget established by the 2011 Transformation Order.

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

One of the major changes introduced by the 2016 Order was the creation of the A-CAM, a new CAF support mechanism for rate-of-return carriers. Utilization of the A-CAM was voluntary; and rate-of-return carriers may have instead chosen to continue relying on the legacy support mechanism known as interstate common line support but then modified and renamed CAF BLS. Each carrier needed to decide which support mechanism to elect, and must have elected one or the other, per state.

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

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026. A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2024, Nuvera has completed the deployment of 10/1 service to 100% of its funded locations and 25/3 service to 63% of its funded locations in Minnesota and has completed deployment of 10/1 service to 100% of its funded locations and 25/3 service to 85% of its funded locations in Iowa.

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

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access, and Deployment grants. The National Telecommunications and Information Administration administers the grant program and is in the process of soliciting comments before issuing final rules.

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

The National Institute of Standards and Technology, in cooperation with other federal agencies and owners and operators of United States critical infrastructure, have developed a voluntary framework that provides a prioritized, flexible, repeatable, performance-based, and cost-effective approach to cybersecurity risk. It is compendiums of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess, and manage their cyber risks and vulnerabilities, and several governmental agencies have encouraged compliance with this framework. Additionally, in December 2015, Congress enacted the Cybersecurity Act of 2015, which is intended to encourage and facilitate the sharing of security threat and defensive measure information with government agencies and other companies, to strengthen the country’s overall cybersecurity protections. Finally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure and the FCC is considering expanding its cybersecurity guidelines or adopting new cybersecurity requirements.

Network Architecture and Technology

We have and plan to continue to make significant investments in our technologically advanced fiber communications networks and continue to enhance and expand our fiber network by deploying technologies to provide additional capacity to our customers. As a result, we can deliver high-quality, reliable data, video, and voice services in the markets we serve. Our wide-ranging fiber network provides an easy reach into existing and new areas. By bringing the fiber network into the customer premises, we can increase our service offerings, quality, and bandwidth services. Our existing fiber network enables us to efficiently respond and adapt to changes in technology and can support the rising customer demand for bandwidth in order to support the growing amount of data devices in our customer’s homes and businesses.

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

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access. As of December 31, 2024, our fiber networks consist of approximately 3,946 route miles.

As of December 31, 2024, we passed 45,399 locations with FTTP. We intend to continue to make strategic enhancements to our fiber network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of 1 Gbps+ in select markets, and up to 100 Mbps in markets where 1 Gbps+ is not yet available.

We also provide fixed wireless broadband service to homes and small businesses from 32 towers, 6 of which we own, with the remaining towers being leased. 15 of these towers utilize Citizens Broadband Radio Service (CBRS) spectrum. We have secured 21 licenses in 12 CBRS spectrum counties in Minnesota and Iowa which allows us to offer high-speed Internet to unserved, under-served and hard to serve rural areas.

Environmental Regulation

We are subject to federal, state, and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. We could be subject to environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in compliance with all applicable environmental laws and regulations.

Employees

As of March 1, 2025, we had 196 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2025, we had an additional 9 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2025, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and CEO	59

Barbara A.J. Bornhoft	Vice-President, Chief Operating Officer (COO) and Corporate Secretary	68

Curtis O. Kawlewski	CFO and Treasurer	58

Our executive officers are appointed annually and serve at the discretion of our BOD. Mr. Zerbe, President and CEO; Ms. Bornhoft, Vice-President, COO and Corporate Secretary; and Mr. Kawlewski, CFO and Treasurer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Zerbe has been President and CEO since September of 2019. Prior to that time, he served as Vice President of Sales for Frontier Communications Corporation until March 2019, where he held positions of increasing responsibility since joining Frontier in 2011. Prior to his employment with Frontier, Mr. Zerbe had more than 20 years of sales, marketing, and management experience in the communications industry, with companies such as Spanlink, Cisco Systems, SBC, AT&T, and IBM. Mr. Zerbe serves as Chairman of the BOD for IES and BBV, both equity subsidiaries of ours. In addition, Mr. Zerbe serves on the Board of Governors of FM, also an equity subsidiary of ours.

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated OTT services that deliver video content to TV, computers, and other devices over the Internet. OTT services can include episodes of highly rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content like those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

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

Public health threats could have a material adverse effect on our business, results of operations, cash flows and stock price. We may face risks associated with public health threats or outbreaks of epidemic, pandemic, or communicable diseases. These outbreaks may have a short-term and long-term effect of adversely impacting the global economy, financial markets, and supply chains. These outbreaks may result in federal, state, and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments may enact fiscal and monetary stimulus measures to counteract the impacts of these outbreaks.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured. A significant portion of our revenues come from network access and subsidies. An order adopted by the FCC in 2011 (2011 Order) significantly impacted the amount of support revenue we receive from the USF, CAF, and ICC. The 2011 Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various FUSF programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support.

We received $15.51 million in 2024, and $12.48 million in 2023, in payments under the federal A-CAM and FUSF programs.

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

We may be unable to obtain necessary hardware, software, and operational support from third-party vendors. We depend on third-party vendors to supply us with a significant amount of hardware, software, and operational support necessary to provide the majority of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. Global supply chains may be impacted by future pandemics, which may cause a delay in the development, manufacturing, and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

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

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile our Company or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investments or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased costs as well as scrutiny that could heighten all the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may be unknown to us.

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

Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of a possible takeover premium for their shares. Several of the provisions in our Articles of Incorporation could make it difficult for another company to acquire us. Among other things, these provisions restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. We also are subject to laws that may have a similar effect. For example, federal and certain state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over a business without prior regulatory approval. These laws and regulations make it difficult for another company to acquire us and therefore could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of December 31, 2024, we had $143.5 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety. Our operations and properties are subject to federal, state, and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos, and petroleum products. We are also subject to laws and regulations governing air emissions from our fleet vehicles. As a result, we face several risks, including:

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

Item 1C. Cybersecurity Risks

Material Effects from Cybersecurity Incidents

Our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems or networks, or those of our managers, employees, and third-party vendors and service providers, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. We consider cybersecurity risk a serious threat to our assets and our people and have put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

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

As of the date of this report we have not experienced or aware of any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to us, including to our business, financial condition, and results of operations. There is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.

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

Cybersecurity Risk Management and Strategy

Our cybersecurity program is built upon the National Institute for Standards and Technology and other best practice frameworks. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats, including engaging an independent cybersecurity consultant to audit our systems and procedures, make recommendations for improvement and monitor remediation of any identified risks. We also conduct random vulnerability testing including network penetration testing, phishing, and social engineering tests. In addition, we also require Systems and Organization Control (“SOC”) type reports from our service providers for our payroll and human resources system and stock administrator.

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

Cybersecurity Governance

All employees of the Company have ownership in managing cybersecurity and data privacy risks, however, oversight responsibility is shared by our BOD, Audit Committee, and cybersecurity management team. The Audit Committee is responsible for implementing our cybersecurity policies and provides regularly updates to the BOD Our cybersecurity management team, in conjunction with our third-party chief information security officer (“CISO”), conduct regular assessment and management of material risks from cybersecurity threats, including review with our internal cybersecurity management team. All employees and consultants are directed to report to our cybersecurity management team any irregular or suspicious activity that could indicate a cybersecurity threat or incident.

Nuvera’s Senior Information Technology and Transport manager and his staff have primary responsibility for identifying, assessing, and managing our exposure to cybersecurity threats and incidents, subject to oversight by the Audit Committee of the BOD of the processes we establish to assess, monitor, and mitigate that exposure. As members of Nuvera’s Cybersecurity Committee, the Information Technology and Transport manager and his team bring a combined sixty years of information technology experience at Nuvera in security, incident response, and local and external network architecture. Executive, Finance and Compliance members of Nuvera’s Cybersecurity Committee bring over twenty-five years of experience in risk management, regulatory and compliance. Nuvera relies on their CISO from FRSecure for recommendations and direction on strategy, policy, and process. FRSecure has a team with a combined three hundred years of experience in information security with thirty difference certifications.

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

Item 2.         Properties

Our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2024, our gross property, plant, and equipment totaled $372,693,555 (net balance of $183,831,632).

We own our corporate headquarters, located at 27 North Minnesota Street, New Ulm, Minnesota. We also own office facilities and related equipment for administrative personnel, central office buildings and operations in Minnesota and Iowa.

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

We also utilize poles, towers, cable, and conduit systems that we jointly own with other entities and we lease space at some facilities from other entities. These arrangements are in accordance with written agreements customary in the industry. We also have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables, and wires.

We believe our properties are suitable and adequate to provide modern and effective communications services within our service areas, including local dial-tone, long-distance service, broadband, TV and dedicated and switched long-haul transport. We also believe our properties and equipment are adequately insured. See Note 6 – “Long-Term Debt” for descriptions of the mortgages and collateral relating to the above referenced properties. See Note 1 – “Business Description and Summary of Significant Accounting Policies” and Note 4 – “Property, Plant and Equipment” for a description of our depreciation policies and information relating to the above referenced properties and equipment and their respective depreciation.

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

Item 4.          Mine Safety Disclosures

Not Applicable.

PART II

Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2025, there were 1,215 registered stockholders and approximately 676 beneficial owners of Nuvera stock.

The Company’s Articles of Incorporation restrict any one individual or entity from beneficially owning more than seven percent of the outstanding capital stock of the corporation. Specific details of this restriction are contained in Article III of the Company’s Articles of Incorporation.

Repurchases

The Company did not purchase any shares under any stock repurchase programs in 2024 or 2023, respectively, and there is no dollar amounts set aside for future repurchases under any stock repurchase plans.

Dividends and Restrictions

We declared a quarterly dividend of $0.14 per share for the first and second quarters of 2023, which totaled $717,721 for the second quarter and $713,050 for the first quarter.

On September 29, 2023, the BOD of Nuvera announced that it was suspending dividend payments to its shareholders and would not declare or pay a dividend in the third quarter of 2023. In addition, the BOD of Nuvera did not declare or pay a dividend for the fourth quarter of 2023 or in 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Long-Term Debt” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2024, was 5.17.

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

Our operations consist primarily of providing services to customers for a monthly charge. Because many of these services are recurring in nature, backlog orders and seasonality are not significant factors. Our working capital requirements include financing the construction of our advanced fiber networks. We also require capital to maintain our advanced fiber networks and infrastructure; fund the payroll costs of our highly skilled labor force; maintain inventory to service capital projects, maintain our communication equipment customers; pay dividends, when declared by the BOD, and provide for the carrying value of trade accounts receivable, some of which may take several months to collect in the normal course of business.

In 2024, we have seen our overall revenues increase primarily due to increased governmental support revenues and Internet growth. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in 2024 which have affected our margins. In addition, we had anticipated increased inflation and future supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2024, we had $11.5 million of our bank revolver available for use if the need arises. In addition, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans.

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

●

On June 21, 2024, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and secured a credit facility in the aggregate principal amount of $180.0 million. Under the Agreements, among other things, (i) the Company received a $125.0 million term loan to replace existing debt, (ii) a $25.0 million delayed draw term loan, (iii) the Company’s revolving loan was decreased from $40.0 million to $30.0 million, (iv) the maturity dates of the term loans and revolving loan were set at June 21, 2029, and (v) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving credit facility. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on June 25, 2024, for further details regarding the new credit agreements with CoBank.

●

On September 29, 2023, the BOD of Nuvera announced that it was suspending dividend payments to its shareholders and would not declare or pay a dividend in the 2023 third quarter. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities™ project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

Operations/FTTP Build

●

On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through the USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment received in December of 2023. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to changed based on updated USAC funding criteria July 1 of each year.

●

On March 31, 2023, Nuvera and the other owners of FiberComm sold 100% of their interest in FiberComm to ImOn Communications, LLC. FiberComm had been providing high quality Internet and voice services to businesses in the Sioux City, Iowa market for over 20 years. Nuvera owned a 20% interest in FiberComm through its wholly owned subsidiary PTC. Nuvera announced the execution of the FiberComm sale agreement in January 2023. Nuvera recognized a gain of $4,060,775, net of escrow true-ups $242,257, in book value in connection with the sale of the FiberComm interest. Prior to the sale of Nuvera’s equity investment in FiberComm, Nuvera had guaranteed a portion of a ten-year loan owed by FiberComm, set to mature on April 30, 2026. On March 31, 2023, upon closing of the sale, the loan was paid and Nuvera was released from their guarantee of loan.

●

On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The Company will continue to build and deploy the Gig-speed fiber service over the next few years. Nuvera’s goal is to bring Gig-speed fiber service to as many communities as possible.

In 2024, we planned to upgrade 10,400 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. For the year ended December 31, 2024, we have succeeded in upgrading 10,166 passings with these fiber services. Project-to-date, we have upgraded a total of 45,339 overall passings with these fiber services.

Broadband Grants

●

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for these projects as of December 31, 2024.

●

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of December 31, 2024.

●

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $2,088,485 for these projects as of December 31, 2024. The Goodhue County project was completed under budget.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $4,961,013 for these projects as of December 31, 2024.

●

On January 29, 2021, the Company was awarded five broadband grants from DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of the approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. The Company has received $1,918,037 for these projects as of December 31, 2024.

●

Net loss in 2024 totaled $4,427,810, which was a $1,213,116, or 37.7% decrease compared to 2023. This decrease was primarily due to an increase in interest expense associated with a higher level of borrowing under our CoBank credit facility, increased operating expenses, partially offset by a lower impairment of goodwill in our HTC operating unit in 2024 and an increase in operating revenues, all of which are described below.

●

Consolidated revenue for 2024 totaled $69,236,337, which was a $3,444,369 increase compared to 2023. This increase was primarily due to increases governmental support revenues, data services and other revenues, offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2025.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,971 or 14.43% in 2024 compared to 2023 due to the reasons mentioned above.

We expect the expansion of our advanced fiber communications network, growth in broadband connection sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to invest in our fiber broadband network and continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, IPTV and hosted and managed services.

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters:

Nuvera Communications, Inc.
Reporting by Technology

	Q4 2023		Q1 2024		Q2 2024		Q3 2024		Q4 2024
Premise Passings
Fiber - NuFiber/Gig-Cities	35,173		37,957		39,535		41,298		45,339
Non-Fiber	31,755		29,743		28,519		27,816		27,062
Total Passings	66,928		67,700		68,054		69,114		72,401
% Fiber Coverage	52.6%		56.1%		58.1%		59.8%		62.6%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	9,525		10,995		12,482		13,753		15,078
Business	903		1,036		1,142		1,261		1,338
Totals	10,428	29.6%	12,031	31.7%	13,624	34.5%	15,014	36.4%	16,416	36.2%
Non-Fiber
Residential	16,159		15,077		14,025		13,013		12,114
Business	1,381		1,238		1,202		1,090		1,025
Totals	17,540	55.2%	16,315	54.9%	15,227	53.4%	14,103	50.7%	13,139	48.6%
Total Broadband Connections	27,968	41.8%	28,346	41.9%	28,851	42.4%	29,117	42.1%	29,555	40.8%
% Broadband on Fiber	37.3%		42.4%		47.2%		51.6%		55.5%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$1,824,719	$67.10	$2,272,559	$72.89	$2,679,483	$73.96	$2,972,639	$74.32	$3,282,653	$74.66
Business	$471,078	$182.70	$516,762	$174.05	$574,883	$171.91	$579,972	$156.16	$603,643	$153.05 *
Totals	$2,295,797	$77.11	$2,789,321	$81.68	$3,254,366	$82.24	$3,552,611	$81.27	$3,886,296	$81.11
Non-Fiber
Residential	$2,895,759	$58.54	$2,771,199	$59.57	$2,573,466	$59.88	$2,411,569	$60.13	$2,193,437	$59.29
Business	$503,995	$118.20	$463,458	$119.88	$434,154	$114.95	$428,742	$127.98	$399,187	$126.65
Totals	$3,399,754	$63.27	$3,234,657	$64.20	$3,007,620	$64.33	$2,840,311	$65.37	$2,592,624	$64.57
Total Internet/BB Revenue	$5,695,551		$6,023,978		$6,261,986		$6,392,922		$6,478,920
% Revenue from Fiber	40.3%		46.3%		52.0%		55.6%		60.0%

Other Internet Reveneue	$1,240,438		$1,224,795		$1,264,358		$1,062,375		$1,049,548

Total Internet Revenue	$6,935,989		$7,248,773		$7,526,344		$7,455,297		$7,528,468

All Other Revenue	$9,837,867		$9,696,352		$9,651,510		$10,161,038		$9,968,555

Total Revenue	$16,773,856		$16,945,125		$17,177,854		$17,616,335		$17,497,023

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

Financial results for the Communications Segment for the years ended, December 31, 2024, and 2023 are included below:

Communications Segment

	2024	2023	Increase (Decrease)
Operating Revenues
Voice Service	$4,664,083	$5,263,385	$(599,302)	-11.4%
Network Access	3,103,915	3,819,297	(715,382)	-18.7%
Video Service	11,746,455	12,061,703	(315,248)	-2.6%
Data Service	29,758,882	27,509,073	2,249,809	8.2%
A-CAM/FUSF	15,507,401	12,479,376	3,028,025	24.3%
Other	4,455,601	4,659,134	(203,533)	-4.4%
Total Operating Revenues	69,236,337	65,791,968	3,444,369	5.2%

Cost of Services, Excluding Depreciation and Amortization	31,101,288	31,178,838	(77,550)	-0.2%
Selling, General and Administrative	10,395,727	9,937,451	458,276	4.6%
Depreciation and Amortization Expenses	17,849,439	15,440,415	2,409,024	15.6%
Total Operating Expenses	59,346,454	56,556,704	2,789,750	4.9%

Operating Income	$9,889,883	$9,235,264	$654,619	7.1%

Net Loss	$(4,427,810)	$(3,214,694)	$(1,213,116)	37.7%

Capital Expenditures	$53,757,778	$55,547,283	$(1,789,505)	-3.2%

Key metrics
Access Lines	11,685	13,656	(1,971)	-14.4%
Video Customers	7,436	8,214	(778)	-9.5%
Data Connections	33,704	32,070	1,634	5.1%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $4,664,083, which was $599,302 or 11.4% lower in 2024 compared to 2023. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a Company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long-distance calls on our fiber network. Additionally, we bill SLCs to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $3,103,915, which was $715,382 or 18.7% lower in 2024 compared to 2023. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

In recent years, IXCs and others have become more aggressive in disputing both interstate carrier access charges and the applicability of access charges to their network traffic. We believe that long-distance and other communication providers will continue to challenge the applicability of access charges either before the FCC or directly with the LECs. We cannot predict the likelihood of future claims and cannot estimate the impact.

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $11,746,455, which was $315,248 or 2.6% lower in 2024 compared to 2023. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting, on-line file back up and on-line file storage. Data service revenue was $29,758,882 which was $2,249,809 or 8.2% higher in 2024 compared to 2023. This increase was primarily due to an increase in fiber customers, customers upgrading their packages and speeds, and an increase in monthly equipment charges to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of our service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $15,507,401, which was $3,028,025 or 24.3% higher in 2024 compared to 2023. This increase was primarily due to our new CBOL funding through USAC, partially offset by lower CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding is being used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment received in December of 2023. On an annualized basis this new program initially provided $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing, labor, and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $4,455,601, which was $203,533 or 4.4% lower in 2024 compared to 2023. This decrease was primarily due to a decrease in directory publishing revenues, lower long-distance revenues, lower paper bill fee revenue and a decrease in sales and installation of CPE, partially offset by an increase in lease revenues and inside wire maintenance fees.

Cost of Services (Excluding Depreciation and Amortization Expense)

Cost of services (excluding depreciation and amortization expense) was $31,101,288, which was $77,550 or 0.2% lower in 2024 compared to 2023. This decrease was primarily due to lower-than-expected labor costs and lower programming costs from video content providers due to a lower number of video customers. These decreases were partially offset by increased maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,395,727, which was $458,276 or 4.6% higher in 2024 compared to 2023. This increase was primarily due to increased customer acquisition costs associated with our FTTP network initiative.

Depreciation and Amortization Expense

Depreciation and amortization expense was $17,849,439, which was $2,409,024 or 15.6% higher in 2024 compared to 2023. The increase in depreciation expense was primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $9,889,883, which was $654,619 or 7.1% higher in 2024 compared to 2023. This increase was primarily due to increased data services and governmental support revenues, partially offset by increased operating expenses, all of which are described above.

See Consolidated Statements of Operations (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2024 and 2023, included a patronage credit earned with CoBank which was a result of our debt agreements with them. The patronage credit allocated and received in 2024 was $1,196,948 compared to $692,371 allocated and received in 2023. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income when they are received.

Interest and dividend income decreased $11,865 in 2024 compared to 2023. This decrease was primarily due to decreases in dividend income earned on our investments.

Interest expense increased $4,420,996 in 2024 compared to 2023. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

The gain on sale of investments in 2023 reflects the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications LLC on March 31, 2023. The loss on sale of investments in 2024 reflects the settlement of the FiberComm escrow account and the loss on the sale of our RTFC patronage.

Other investment income decreased $219,991 in 2024 compared to 2023. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in 2024 compared to 2023, due to the sale of FiberComm in the first quarter of 2023.

Income Taxes

Income tax expense decreased by $1,984,531 in 2024 compared to 2023 as we recorded income tax expense of $331,125 in 2024 and an income tax expense of $2,315,656 in 2023. This decrease was primarily due to a lower impairment charge on our HTC subsidiary in 2024 and reflects the taxable gain from the sale of our FiberComm equity investment on March 31, 2023, which affected the 2023 income taxes. The effective income tax rate was approximately (8.08%) for 2024 and (257.6%) for 2023. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes.”

Non-GAAP Measures

In addition to the results reported with GAAP, we also use certain non-GAAP measures such as net earnings before interest expense, income taxes, and depreciation and amortization (EBITDA) and “Adjusted EBITDA” to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for net income as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below. These measures are a common measure of operating performance in the communications industry and are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, and 2023.

	2024	2023

Net Loss	$(4,427,810)	$(3,214,694)
Add (subtract):
Interest Expense, net of interest income	11,223,969	6,809,319
Income tax expense	331,125	2,315,656
Depreciation and amortization	17,849,439	15,440,415
EBITDA	24,976,723	21,350,696

Adjustments to EBITDA:
Other, net ¹	2,917,358	3,497,953
Investment distributions ²	(27,230)	(44,922)
Non-cash, stock-based compensation ³	398,264	221,749
Adjusted EBITDA	$28,265,115	$25,025,476

¹	Includes the equity earnings from our investments, gain on sale of investment, patronage income, impairment of goodwill, interest during construction and certain other miscellaneous items.

²	Includes other cash distributions received from our investments less dividend income.

³	Represents compensation expenses in connection with the issuance of stock awards, which, because of the non-cash nature of these expenses, are excluded from adjusted EBITDA.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $234,715,909 as of December 31, 2024, reflecting 39.9% equity and 60.1% debt. This compares to a capital structure of $220,897,881 as of December 31, 2023, reflecting 44.4% equity and 55.6% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.17 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our new loan facility is 6:00:1:00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2024, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of December 31, 2024, we had a working capital surplus of $16,603,132. In addition, as of December 31, 2024, we had $11.5 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of December 31, 2024, was primarily the result of increased inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as a part of our new debt facility with them.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2024	2023	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$18,975,291	$18,985,481	$(10,190)	-0.05%
Investing activities	(43,994,182)	(62,845,478)	18,851,296	30.00%
Financing activities	25,645,684	44,809,345	(19,163,661)	-42.77%
Change in cash	$626,793	$949,348	$(322,555)	33.98%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2024, was $18,975,291, compared to cash generated by operations of $18,985,481 in 2023. The decrease in cash from operating activities in 2024 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders, if declared. Cash as of December 31, 2024, was $1,886,697, compared to $1,259,904 on December 31, 2023.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $43,994,182 for the year ended December 31, 2024, compared to $62,845,478 used in investing activities in 2023. Capital expenditures relating to our fiber initiative and on-going operations were $53,757,778 in 2024 and $55,547,283 in 2023. Materials and supply expenditures decreased by $9,523,799 in 2024 primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations and advances on our line of credit and delayed draw term loan when needed. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2024, we had $11.5 million available under our existing revolving credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024, was $25,645,684. This included principal payments of $100,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,709,522, changes in our revolving credit facility of $(5,665,450) and grants received for construction of plant of $8,020,656. Cash provided by financing activities for the year ended December 31, 2023, was $44,809,345. This included loan proceeds from our delayed draw term loan of $40,000,000, loan origination fees of $151,237, changes in our revolving credit facility and delayed draw term loan of $4,281,191, grants received for plant construction of $2,110,162 and the distribution of $1,430,771 of dividends to stockholders. The change in cash flows used in financing activities in 2024 was primarily due to changes in our revolving credit facility with CoBank and grants received for construction to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $16,603,132 as of December 31, 2024, with current assets of approximately $31.6 million and current liabilities of approximately $15.0 million, compared to a working capital surplus of $22,779,883 as of December 31, 2023. The ratio of current assets to current liabilities was 2.11 and 2.23 as of December 31, 2024, and 2023. The working capital surplus as of December 31, 2024, was primarily the result of elevated inventories to support our fiber-build initiative, a decrease in accounts payable and a rescheduling of our principal payments to CoBank as part of our new debt facility with them.

As of December 31, 2024, and December 31, 2023, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of December 31, 2024, was 5.17. Our maximum Total Leverage Ratio under the new loan facility is 6:00:1.00.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2024, were $143,500,823 (excluding long-term loan origination fees). Our long-term debt obligations as of December 31, 2023, were $124,166,273 (excluding long-term loan origination fees).

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

On December 21, 2023, Nuvera and CoBank entered into (i) an Agreement Regarding Amendments to Loan Documents and (ii) an Amended and Restated Revolving Loan Promissory Note. The agreements amended our existing credit facility with CoBank and increased the Company’s existing credit facility from an aggregate principal amount of $130.0 million to $140.0 million. Under the Agreements, among other things, (i) the Company’s revolving loan was increased from $30.0 million to $40.0 million and (ii) the Company’s operating subsidiaries agreed to extend their previous guarantees, security interests and mortgages to cover the increased amount of the revolving note. The financing was secured to facilitate the Company’s advanced fiber-build plans announced on December 15, 2021. Refer to the Company’s 8-K filing with the SEC on December 21, 2023, for further details regarding these agreements.

Under the 2024 credit agreement, the Company and its respective subsidiaries have entered into security agreements under which substantially all the assets of Nuvera and its respective subsidiaries have been pledged to CoBank as collateral. In addition, Nuvera and its respective subsidiaries have guaranteed all the obligations under the credit facility. The credit agreement contains certain customary events of default, which include failure to make payments when due, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a change in control (as defined in the credit agreement).

Our Long-Term Debt consists of the following notes:

New 2024 Credit Agreement

●

TERM A-1 LOAN - $125,000,000 term note with interest payable quarterly. Final maturity date of this note is June 21, 2029. Eight quarterly principal payments of $781,250 are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of $1,562,500 commencing on June 30, 2028, through maturity date. A final balloon payment of $112,500,000 is due at maturity of this note on June 21, 2029.

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of December 31, 2024.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is June 21, 2029. We currently have drawn $18,500,823 on this revolving note as of December 31, 2024.

The term loan borrowings initially bear interest at a “Margin for SOFT Rate Loans” of 3.75% above the applicable base rate. The margin for SOFR rate loans for term loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases. The revolving loan borrowings initially bear interest at a “Margin for SOFR Rate Loans” of 3.75% above the applicable base rate. The margin for SOFR rate loans for revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank. As of December 31, 2024, our IRSA covered $8,645,600 with a weighted average interest rate of 6.71%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank. As of December 31, 2024, our IRSA covered $24,232,074, with a weighted average interest rate of 5.04%.

As described in Note 7 – “Interest Rate Swaps,” on September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness. As of December 31, 2024, our IRSA covered $19,622,326, with a weighted average interest rate of 7.77%.

Our loan agreements with CoBank require us to have a minimum of 35% of our existing debt under IRSAs. As of December 31, 2024, we were in compliance with the above stated covenant in our loan agreements.

Our remaining outstanding debt of $91.0 million remains subject to variable interest rates at an effective weighted average interest rate of 8.21%, as of December 31, 2024.

As of December 31, 2024, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $11.5 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2024, was 5.17. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include total leverage ratio and debt service coverage ratio. As of December 31, 2024, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2024 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

Revenue Recognition

See Note 2 – “Revenue Recognition” for a discussion of our revenue recognition policies.

Allowance for Credit Losses (AFCLs)

Accounts receivables are recorded at amortized cost less an AFCLs that are not expected to be recovered. The gross amount of accounts receivable is recorded net of the corresponding AFCLs in the consolidated balance sheets. We maintain AFCLs resulting from the expected failure or inability of our customers to make their required payments. We recognize the AFCLs based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivable and current macroeconomic conditions, as well as management’s expectation of conditions in the future, as applicable. Our AFCLs are recorded on a monthly basis based on the aging of our overall accounts receivable. Our accounts receivable collection policy includes internal collection efforts after an accounts receivable balance is past 30 days due with service being suspended after approximately 40 days and terminated upon 60 days past due.

Our AFCLs were $170,000 and $150,000 as of December 31, 2024, and 2023.

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

In 2024 and 2023, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2024 and 2023, the testing was completed, and we determined that there was no impairment to goodwill for Scott-Rice and SETC as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing, we determined that there was an impairment to goodwill for HTC of $4.9 million as the determined fair value was not sufficient to pass the impairment test. For 2023, after the testing, we determined that there was an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over the counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2024 DCF model include the following:

●	A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and
●	A 1.5% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $35,624,660 as of December 31, 2024, and $40,603,029 as of December 31, 2023. The reduction in goodwill was the result of the HTC impairment charge in 2024 and 2023, respectively.

In 2024, we tested the SETC and Scott-Rice goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 26.9% and 22.3% for SETC and Scott-Rice, respectively, which indicated that we had no impairment as of December 31, 2024. In 2024, we tested the HTC goodwill. Based on the DCF model approach that was used, we determined that the carrying amount of that reporting unit exceeded the enterprise’s fair value of that reporting unit and resulted in an impairment of $4.9 million. In 2023, we tested the HTC goodwill. Based on the DCF model approach that was used, we determined that the carrying amount of that reporting unit exceeded the enterprise’s fair value of that reporting unit and resulted in an impairment of $9.3 million. Future negative changes relating to our financial operations could result in a potential impairment of goodwill.

Due to changes in financial and credit markets, and overall valuations of communications properties, the Company determined that the carrying value of the HTC reporting unit exceeded its fair value in 2024 and 2023, respectively, which resulted in the impairments listed above. The non-cash impairment charges of $4.9 million and $9.3 million did not and is not expected to have any impact on the Company’s operations.

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

As of December 31, 2024, and 2023, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2024, and 2023 we had $20,904 and $0 of interest or penalties accrued that related to income tax matters.

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

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the FCC’s Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in our property, plant, and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment, therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 7.54% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

Incentive Compensation

We engaged an outside consultant in 2005 to advise us in our development of an Employee Incentive Plan (EIP) for employees other than executive officers and a Management Incentive Plan (MIP) for our executive officers. Both plans were implemented in 2006. Both plans are cash/stock-based/Option-based incentive plans. Payments on each plan are based on an achievement of objectives of measurable corporate and operational performance with financial targets. The financial targets include the achievement of specified certain operating income before interest, taxes, depreciation, and amortization criteria, while the operational targets are based upon fiber passings, fiber connections, and net Internet customer additions. The EIP permits the issuance of up to 200,000 shares of our Common Stock in stock awards.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for Impairment

Description of the Matter

As of December 31, 2024, the Company’s goodwill balance was $35,624,660. As discussed in Note 5 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting unit’s equity which is determined using discounted cash flow (DCF) models and market-based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

Auditing management’s annual impairment tests for goodwill was complex because of the significant judgment required to evaluate the management assumptions described above used to determine the fair value of the reporting units.

During the year ended December 31, 2024, the Company performed a quantitative goodwill impairment test, which resulted in an impairment charge of $4.9 million related to the Hutchinson Telephone Company reporting unit.

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

/s/ Olsen Thielen & Co., Ltd

Olsen Thielen & Co., Ltd

Roseville, Minnesota

March 17, 2025

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
OPERATING REVENUES:
Voice Service	$4,664,083	$5,263,385
Network Access	3,103,915	3,819,297
Video Service	11,746,455	12,061,703
Data Service	29,758,882	27,509,073
A-CAM/FUSF	15,507,401	12,479,376
Other Non-Regulated	4,455,601	4,659,134
Total Operating Revenues	69,236,337	65,791,968

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	15,906,140	15,168,203
Cost of Video	9,044,938	9,520,628
Cost of Data	4,618,604	4,817,072
Cost of Other Non-Regulated Services	1,531,606	1,672,935
Depreciation and Amortization	17,849,439	15,440,415
Selling, General, and Administrative	10,395,727	9,937,451
Total Operating Expenses	59,346,454	56,556,704

OPERATING INCOME	9,889,883	9,235,264

OTHER INCOME (EXPENSE):

Interest During Construction	923,340	720,659
CoBank Patronage Dividends	1,196,948	692,371
Interest/Dividend Income	169,216	181,081
Interest Expense	(11,238,426)	(6,817,430)
Gain (Loss) on Sale of Investments	(257,807)	3,970,496
Impairment of Goodwill	(4,978,369)	(9,300,000)
Other Investment Income	198,530	418,521
Total Other Expense	(13,986,568)	(10,134,302)

LOSS BEFORE INCOME TAXES	(4,096,685)	(899,038)

INCOME TAXES EXPENSE	331,125	2,315,656

NET LOSS	$(4,427,810)	$(3,214,694)

NET LOSS PER SHARE
Basic	$(0.86)	$(0.63)
Diluted	$(0.83)	$(0.62)

DIVIDENDS PER SHARE	$-	$0.2800

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,163,259	5,116,953
Diluted	5,332,496	5,190,289

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

NET LOSS	$(4,427,810)	$(3,214,694)

OTHER COMPREHENSIVE LOSS:
Unrealized Losses on Interest Rate Swaps	(866,668)	(871,834)
Income Tax Benefit Related to Unrealized
Losses on Interest Rate Swaps	247,347	248,821
OTHER COMPREHENSIVE LOSS	(619,321)	(623,013)

COMPREHENSIVE LOSS	$(5,047,131)	$(3,837,707)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

ASSETS

	2024	2023
CURRENT ASSETS:
Cash	$1,886,697	$1,259,904
Receivables, Net	2,313,808	3,411,892
Income Taxes Receivable	183,450	-
Materials, Supplies and Inventories	24,746,532	34,438,857
Financial Derivative Instruments	475,960	-
Prepaid Expenses and Other Current Assets	1,994,239	2,245,160
Total Current Assets	31,600,686	41,355,813

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	40,603,029
Intangibles	12,436,374	14,488,608
Other Investments	8,269,430	8,322,252
Right of Use Asset	1,090,638	1,348,290
Financial Derivative Instruments	-	1,342,628
Other Assets	803,582	884,122
Total Investments and Other Assets	58,224,684	66,988,929

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	318,329,007	277,357,371
Other Property & Equipment	35,035,142	32,433,191
Video Plant	19,329,406	18,848,612
Total Property, Plant and Equipment	372,693,555	328,639,174
Less Accumulated Depreciation	188,861,923	173,088,602
Net Property, Plant & Equipment	183,831,632	155,550,572

TOTAL ASSETS	$273,657,002	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2024 AND 2023

LIABILITIES AND STOCKHOLDERS' EQUITY

	2024	2023
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$-	$-
Accounts Payable	11,405,555	12,803,435
Checks Written in Excess of Cash Balance	1,796,713	2,270,832
Accrued Income Taxes	-	581,098
Other Accrued Taxes	263,411	253,490
Deferred Compensation	44,073	45,797
Accrued Compensation	939,235	1,562,115
Other Accrued Liabilities	548,567	1,059,163
Total Current Liabilities	14,997,554	18,575,930

LONG-TERM DEBT, Net of Unamortized
Loan Fees	140,949,072	122,891,638

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,734,197	23,032,099
Other Accrued Liabilities	996,810	1,132,799
Deferred Compensation	212,532	256,605
Total Noncurrent Liabilities	23,943,539	24,421,503

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,178,176 and 5,133,207 Shares Issued and Outstanding	8,630,293	8,555,345
Accumulated Other Comprehensive Gain	340,121	959,442
Retained Earnings	84,796,423	88,491,456
Total Stockholders' Equity	93,766,837	98,006,243

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$273,657,002	$263,895,314

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,427,810)	$(3,214,694)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	18,281,844	15,649,902
(Gain) Loss on Sale of Investments	257,807	(4,062,759)
Impairment of Goodwill	4,978,369	9,300,000
Unrealized (Gains) Losses on Investments	-	92,263
Undistributed Earnings of Other Equity Investment	(183,520)	(280,000)
Noncash Patronage Refund	(166,519)	(123,745)
Stock Issued in Lieu of Cash Payment	409,461	471,092
Distributions from Equity Investments	127,529	128,048
Stock-based Compensation	398,264	221,749
Changes in Assets and Liabilities:
Receivables	1,072,249	(190,494)
Income Taxes Receivable	(183,450)	283,665
Inventories for Resale	146,522	41,522
Prepaid Expenses	250,921	(358,652)
Other Assets	116,074	(458,211)
Accounts Payable	51,011	49,249
Checks Written in Excess of Cash Balance	(474,119)	2,270,832
Accrued Income Taxes	(581,098)	581,098
Other Accrued Taxes	9,921	9,525
Other Accrued Liabilities	(1,011,813)	(1,833,079)
Deferred Income Tax	(50,555)	520,086
Deferred Compensation	(45,797)	(111,916)
Net Cash Provided by Operating Activities	18,975,291	18,985,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(53,757,778)	(55,547,283)
Materials and Supplies for Construction	9,523,799	(13,404,354)
Proceeds from Sale of Equity Investments	-	5,876,305
Other, Net	239,797	229,854
Net Cash Used in Investing Activities	(43,994,182)	(62,845,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(100,000,000)	-
Loan Proceeds	125,000,000	40,000,000
Loan Origination Fees	(1,709,522)	(151,237)
Changes in Revolving Credit Facility	(5,665,450)	4,281,191
Grants Received for Construction of Plant	8,020,656	2,110,162
Dividends Paid	-	(1,430,771)
Net Cash Provided by Financing Activities	25,645,684	44,809,345

NET CHANGE IN CASH	626,793	949,348

CASH at Beginning of Period	1,259,904	310,556

CASH at End of Period	$1,886,697	$1,259,904

Supplemental cash flow information:
Cash paid for interest	$10,078,263	$7,131,224
Net cash paid for income taxes	$1,146,228	$930,807

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2022	5,093,213	$8,488,689	$1,582,455	$79,892	$92,430,816	$102,581,852

Directors Stock Plan	27,716	46,193			341,277	387,470
Employee Stock Plan	5,652	9,420			74,230	83,650
Restricted Stock Grant				(21,884)		(21,884)
Non-Cash, Share-Based Compensation					243,633	243,633
Exercise of RSU's	6,626	11,043		(58,008)	46,965	-
Net Loss					(3,214,694)	(3,214,694)
Dividends					(1,430,771)	(1,430,771)
Unrealized Loss on Interest Rate Swap			(623,013)			(623,013)

BALANCE on December 31, 2023	5,133,207	8,555,345	959,442	-	88,491,456	98,006,243

Directors Stock Plan	44,099	73,498			326,480	399,978
Employee Stock Plan	870	1,450			8,033	9,483
Non-Cash, Share-Based Compensation					398,264	398,264
Net Loss					(4,427,810)	(4,427,810)
Unrealized Loss on Interest Rate Swap			(619,321)			(619,321)

BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	$-	$84,796,423	$93,766,837

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 119 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, advanced fiber communications network, providing managed services, switched service, and dedicated private lines, connecting customers to long-distance service providers and providing many other services associated with our Company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long-distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Accounts Receivables and AFCLs

As of December 31, 2024, and 2023 our consolidated accounts receivable totaled $2,313,808 and $3,411,892, net of the AFCLs. We believe our receivables as of December 31, 2024, and 2023 are recorded at their fair value.

Accounts receivable consists primarily of amounts due to the Company from normal business activities. We maintain an AFCLs based on our historical loss experience, current conditions and forecasted changes including but not limited to changes related to the economy, our industry and business. Uncollectible accounts are written-off (removed from accounts receivable and charged against the AFCLs) when internal collection efforts have been unsuccessful. Subsequently, if payment is received from the customer, the recovery is credited to the AFCLs.

As of December 31, 2024, and 2023, the fair value of our net accounts receivable approximated their carrying values; therefore, no fair value adjustment for fresh start accounting was required. Our AFCLs increased during the year ended December 31, 2024, compared to 2023.

AFCLs

Accounts receivables are recorded at amortized cost less an AFCLs that are not expected to be recovered. The gross amount of accounts receivable is recorded net of the corresponding AFCLs in the consolidated balance sheets. We maintain AFCLs resulting from the expected failure or inability of our customers to make their required payments. We recognize the AFCLs based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivable and current macroeconomic conditions, as well as management’s expectation of conditions in the future, as applicable. Our AFCLs is recorded on a monthly basis based on the aging of our overall accounts receivable. Our accounts receivable collection policy includes internal collection efforts after an accounts receivable balance is 30 days due with service being suspended after approximately 40 days and terminated upon 60 days past due.

The following table summarizes the activity in the AFCLs for the years ended December 31, 2024, and 2023:

	Year Ended December 31
	2024	2023

Balance at beginning of year	$150,000	$140,000
Provision charged to expense	181,364	175,559
Write-offs, less recoveries	(161,364)	(165,559)
Balance at end of year	$170,000	$150,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are returned to vendors for credit. Our inventory value as of December 31, 2024, and 2023 was $24,746,532 and $34,438,857.

We value inventory using the lower of cost or net realizable value. Like our AFCLs, we make estimates related to the valuation of inventory. As of December 31, 2024, and 2023, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the average cost method of inventory costing.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on the expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ended December 31, 2024.

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

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $35,624,660 and $40,603,029 as of December 31, 2024, and 2023. The reduction in goodwill in 2024 and 2023 was the result of the HTC impairment recognized in 2024 and 2023, respectively.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2024. As of December 31, 2024, we believe the carrying value of our investments is not impaired.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $864,312 and $1,022,312 in 2024 and 2023.

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

Collection of Taxes from Customers

Sales, excise, and other taxes are imposed on most of our sales to nonexempt customers. We collect these taxes from our customers and remit the entire amounts to governmental authorities. Our accounting policies dictate that we exclude these taxes collected and remitted from our revenues and expenses.

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

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Basic	Diluted	Basic	Diluted

Net Loss	$(4,427,810)	$(4,427,810)	$(3,214,694)	$(3,214,694)

Weighted-average common shares outstanding	5,163,259	5,332,496	5,116,953	5,190,289

Net loss per share	$(0.86)	$(0.83)	$(0.63)	$(0.62)

The weighted-average shares outstanding, basic, and diluted are calculated as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,163,259	5,163,259	5,116,953	5,116,953

Dilutive Options	-	169,237	-	73,336

Weighted-average common shares outstanding	5,163,259	5,332,496	5,116,953	5,190,289

Nuvera’s BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and incomes taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of ASU 2023-09 on its financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We continue to evaluate the impact of this update on our consolidated financial statements and disclosures and do not expect any changes to our current reportable segments.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2024, and 2023:

	Twelve Months Ended December 31,

	2024	2023
Voice Service¹	$5,189,876	5,818,241
Network Access¹	3,161,306	3,938,587
Video Service¹	11,746,315	12,061,703
Data Service¹	27,751,534	25,214,978
Directory²	538,104	597,189
Other Contracted Revenue³	2,381,591	2,695,719
Other⁴	1,933,101	2,014,586

Revenue from customers	52,701,827	52,341,003

Subsidy and other revenue outside scope of ASC 606⁵	16,534,510	13,450,965

Total revenue	$69,236,337	$65,791,968

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

For the year ended December 31, 2024, approximately 73.33% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 23.88% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.79% of total revenue was from other sources including CPE and equipment sales and installation.

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

Network Access – We provide access services to other communication carriers for the use of our facilities to terminate or originate long-distance calls on our fiber network. Additionally, we bill monthly SLCs to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

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

On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through the USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject, to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

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

Interstate access rates are established by a nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms, and conditions. Revenues are pooled and redistributed based on a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the IXCs. We believe this trend will continue.

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

On September 29, 2023, Nuvera announced that it had notified the FCC that the Company had decided to remain on the current A-CAM funding, rather than moving to the E-ACAM program that the FCC introduced earlier in 2023. A-CAM and E-ACAM are FCC administered programs to subsidize the deployment of broadband to rural areas. E-ACAM is a successor to this program which requires participating carriers to offer broadband and voice services at speeds of 100/20 Mbps per second or faster to all E-ACAM required locations within its study area. Broadband providers were required to choose one of the two funding options and notify the FCC by September 29, 2023.

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,

	2024	2023	2022

Accounts receivable, net	$1,567,927	$1,966,012	$1,477,692
Contract assets	1,419,660	1,458,631	794,193
Contract liabilities	363,818	551,995	626,306

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2024, and 2023, the Company recognized expenses of $668,685 and $493,987, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the years ended December 31, 2024, and 2023 the Company recognized revenues of $381,148 and $364,644, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2024. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of December 31, 2024, and 2023. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance December 31, 2024	Balance December 31, 2023
Operating Lease Right-Of-Use Assets	$1,090,638	$1,348,290

Operating Lease Liabilities	Balance December 31, 2024	Balance December 31, 2023
Short-Term Operating Lease Liabilities	$191,902	$352,969
Long-Term Operating Lease Liabilities	922,776	1,029,910
Total	$1,114,678	$1,382,879

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance December 31, 2024
2025	$258,374
2026	215,177
2027	166,054
2028	167,924
2029	162,917
Thereafter	459,950
Total	1,430,396
Less Imputed interest	(315,718)
Present Value of Operating Leases	$1,114,678

The following summarizes other information related to leases for the year ended December 31, 2024, as follows:

Weighted Average Remaining Lease Term (Years)	7.5
Weighted Average Discount Rate	6.45%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the years ended December 31, 2024, and 2023 was $473,134 and $506,138, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2024, and 2023, include the following:

	2024	2023

Communications Plant:
Land	$707,648	$707,648
Buildings	11,180,405	11,007,636
Other Support Assets	26,008,607	24,419,429
Central Office and Circuit Equipment	68,473,005	63,323,590
Cable and Wire Facilities	198,100,277	154,273,968
Other Plant and Equipment	404,883	404,883
Plant Under Construction	13,454,182	23,220,217
	318,329,007	277,357,371
Other Property	35,035,142	32,433,191
Video Plant	19,329,406	18,848,612

Total Property, Plant and Equipment	$372,693,555	$328,639,174

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $15,797,205 and $13,565,831 in 2024 and 2023. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2024, and 2023, respectively, were 4.4% and 4.4%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of December 31, 2024, and $40,603,029 as of December 31, 2023. The reduction in goodwill in 2024 and 2023 was the result of the HTC impairment recognized in 2024 and 2023.

In 2024 and 2023, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2024 and 2023, the testing was completed, and we determined that there was no impairment to goodwill for Scott-Rice and SETC as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing, we determined that there was an impairment to goodwill for HTC of $4.9 million as the determined fair value was not sufficient to pass the impairment test. For 2023, after the testing, we determined that there was an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

				December 31, 2024		December 31, 2023
	Useful			Gross		Gross
	Lives			Carrying	Accumulated	Carrying	Accumulated
	(years)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$33,677,015	$42,878,445	$32,053,361
Regulatory Rights		15		4,000,000	4,000,000	4,000,000	4,000,000
Video Franchise				3,000,000	642,870	3,000,000	214,290
Trade Name	3	-	5	310,106	310,106	310,106	310,106
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$51,066,365	$38,629,991	$51,066,365	$36,577,757

Net Identified Intangible Assets					$12,436,374		$14,488,608

Amortization expense related to the definite-lived assets was $2,052,234 for 2024 and $1,874,584 for 2023. Amortization expense for the next five years is estimated to be:

2025	$2,047,312
2026	$2,042,389
2027	$1,335,247
2028	$1,335,247
2029	$1,335,247

NOTE 6 - LONG-TERM DEBT

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

Secured Credit Facility:

New 2024 Credit Agreement

●

TERM A-1 LOAN - $125,000,000 term note with interest payable quarterly. Final maturity date of this note is June 21, 2029. Eight quarterly principal payments of $781,250 are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of $1,562,500 commencing on June 30, 2028, through maturity date. A final balloon payment of $112,500,000 is due at maturity of this note on June 21, 2029.

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of December 31, 2024.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is June 21, 2029. We currently have drawn $18,500,823 on this revolving note as of December 31, 2024.

The term loan borrowings initially bear interest at a “Margin for SOFR Rate Loans” of 3.75% above the applicable base rate. The margin for SOFR rate loans for term loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases. The revolving loan borrowings initially bear interest at a “Margin for SOFR Rate Loans” of 3.75% above the applicable base rate. The margin for SOFR rate loans for revolving loans increases as our “Leverage Ratio” increases and decreases as our “Total Leverage” decreases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank. As of December 31, 2024, our IRSA covered $8,645,600 with a weighted average interest rate of 6.71%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank. As of December 31, 2024, our IRSA covered $24,232,074, with a weighted average interest rate of 5.04%.

As described in Note 7 – “Interest Rate Swaps,” on September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness. As of December 31, 2024, our IRSA covered $19,622,326, with a weighted average interest rate of 7.77%.

Our loan agreements with CoBank require us to have a minimum of 35% of our existing debt under IRSAs. As of December 31, 2024, we were in compliance with the above stated covenant in our loan agreements.

Our remaining outstanding debt of $91.0 million remains subject to variable interest rates at an effective weighted average interest rate of 8.21%, as of December 31, 2024.

As of December 31, 2024, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $11.5 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2024, was 5.17. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio and debt service coverage ratio. On December 31, 2024, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

Long-term debt is as follows:	2024	2023

Secured five-year reducing credit facility to CoBank, ACB, in quarterly installments of $781,250 (beginning on June 30, 2026) and quarterly installments of $1,562,500 (beginning on June 30, 2028), and a balloon payment of $112,500,000 at maturity of this note on June 21, 2029, plus a notional variable rate of interest through June 21, 2029.	$125,000,000	$-
Secured five-year reducing credit facility to CoBank, ACB, in quarterly installments of 0.625% of loan balance (beginning on June 30, 2026) and quarterly installments of 1.250% of loan balance beginning on June 30, 2028), plus a notional variable rate of interest through June 21, 2029.	-	-
Secured five-year revolving credit facility of up to $30,000,000 to CoBank, ACB, plus a notional variable rate of interest through June 21, 2029.	18,500,823	-
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of $625,000 (beginning on December 31, 2025) and quarterly installments of $937,500 (beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	-	50,000,000
Secured seven-year reducing credit facility to CoBank, ACB, in quarterly installments of 1.25% of loan balance (beginning on December 31, 2025) and quarterly installments of 1.875% of loan balance beginning on December 31, 2028), plus a notional variable rate of interest through July 15, 2029.	-	50,000,000
Secured five-year revolving credit facility of up to $40,000,000 to CoBank, ACB, plus a notional variable rate of interest through July 15, 2027.	-	24,166,273
Less: Unamortized Loan Fees	(2,551,751)	(1,274,635)
	140,949,072	122,891,638
Less: Amount due within one year	-	-
Net of Current Portion of Unamortized Loan Fees	-	-
Total Long Term Debt	$140,949,072	$122,891,638

Required principal payments for the next five years are as follows:

2025	$-
2026	$2,343,750
2027	$3,125,000
2028	$5,468,750
2029	$132,563,323

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

As of December 31, 2024, we had the following IRSAs in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

TERM A-1 LN	07/31/2025	$8,645,600	6.71% (SOFR Base Rate of 2.96% plus 3.75% Base Rate Margin)
TERM A-1 LN	07/31/2025	$24,232,074	5.04% (SOFR Base Rate of 1.29% plus 3.75% Base Rate Margin)
TERM A-1 LN	07/31/2025	$19,622,326	7.77% (SOFR Base Rate of 4.02% plus 3.75% Base Rate Margin)

(1) As described in Note 6 – “Long-Term Debt,” the notes above initially bears interest at a SOFR rate determined by the maturity of the note, plus a “SOFR Rate Margin” rate equal to a maximum of 3.75% according to the individual secured credit facility. The SOFR Rate Margin increases as the borrower’s “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases. The “Current Effective Interest Rate” in the table reflects the rate we pay giving effect to the swaps.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of December 31, 2024, the fair value asset of these swaps was $475,960, which has been recorded net of deferred tax expense of $135,839, resulting in the $340,121 in accumulated other comprehensive income gain. As of December 31, 2023, the fair value asset of these swaps was $1,342,628, which has been recorded net of deferred tax expense of $383,186, resulting in the $959,442 in accumulated other comprehensive income gain.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2024	2023
Taxes currently payable
Federal	$-	$-
State	381,680	1,795,530
Deferred Income Taxes	(50,555)	520,126
Total Income Tax Expense	$331,125	$2,315,656

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

As of December 31, 2023, the uncertain tax position was reduced to $0 due to a lapse in the statute of limitations for the year the position originated.

A reconciliation of the beginning and ending amount of total unrecognized benefits for the years ended December 31, 2024, and 2023 are as follows:

	2024	2023

Balance, beginning of year	$-	$19,787
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Increases related to current year tax positions	-	-
Decreases due to lapse of statute of limitations	-	(19,787)
Settlements	-	-
Balance, end of year	$-	$-

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2024, and 2023 we had $20,904 and $0 of interest or penalties accrued that related to income tax matters.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

	2024	2023

Statutory Tax Rate	21.00%	21.00%
Effect of:
State Income Taxes Net of Federal Tax Benefit	(0.43)	(65.32)
Nondeductible goodwill impairment	(25.52)	(217.23)
Permanent Differences and Other, Net	(3.13)	3.98
Effective tax rate	(8.08)%	(257.57)%

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company’s effective rate for the year ended December 31, 2024, and 2023 was significantly impacted by a non-deductible goodwill impairment charge. Absent the impairment charge, the Company’s effective tax rate would have been 20.04% in 2024 and 27.56% in 2023.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2024	2023
Deferred Tax Assets
Accrued Expenses	$(124,174)	$(200,541)
Deferred Compensation	(73,247)	(86,319)
Other	(316,965)	(219,058)
State NOL	-	(27,367)
Federal NOL	(5,315,643)	(4,643,453)
Sec. 163(j) business interest limitation	(5,901,243)	(2,823,686)
Leases	(318,179)	(394,736)
Total Deferred Tax Assets	(12,049,451)	(8,395,160)

Deferred Tax Liabilities
Fixed Assets	30,797,486	26,429,560
Intangible Assets	2,528,632	3,089,966
Investments	593,993	723,264
Unrealized Gain on SWAP	135,861	383,247.00
Contract Assets	416,359	416,359
Leases	311,317	384,863
Total Deferred Tax Liabilities:	34,783,648	31,427,259

Total Net Deferred Taxes	$22,734,197	$23,032,099

As of December 31, 2024, the Company has net operating loss carryforwards of approximately $25.3 million for tax purposes, which will be available to offset future taxable income. The losses may be carried forward indefinitely.

NOTE 9 – INCENTIVE AND RETIREMENT PLANS

In 2006, we implemented an EIP for employees other than executive officers and a MIP for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of December 31, 2024, 148,877 shares remain available to be issued under the 2015 Plan.

We have a 401(k)-employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k)-employee savings plan were $443,156 and $435,317 in 2024 and 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of December 31, 2024, the Company had outstanding contract amounts of approximately $8.6 million, with estimated completions of approximately $8.6 million in 2025.

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2025 is approximately $35.2 million and will be financed primarily through internally generated funds.

NOTE 11 - NONCASH ACTIVITIES

Noncash investing activities included $9,572,075 and $11,020,966 during the years ended December 31, 2024, and 2023. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

Noncash financing activities include $0 during the years ended December 31, 2024, and 2023. The were no activities related to broadband grants awarded and are recorded in our accounts receivable at year-end.

NOTE 12 – OTHER INVESTMENTS

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. For a listing of our investments, see Note 16 – “Segment Information.”

In 2023, Nuvera recognized a gain of $4,060,775, net of escrow true ups, after the sale, in book value in connection with the sale of the FiberComm investment. In 2024, Nuvera recognized a loss of $242,257 with the settlement of the escrow account for FiberComm.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the Company has recorded losses on our investments of $15,550. As of December 31, 2023, the Company has recorded losses on our investments of $90,279.

●	Our investments and interests in the following entities include some management responsibilities:
▪	BBV – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services,
▪	IES – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the State of Minnesota as well as a number of counties located in Minnesota, and
▪	FM – 7.54% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

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

NOTE 14 – DEFERRED COMPENSATION

As of December 31, 2024, and 2023, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 15 – STOCK BASED COMPENSATION

The Company’s 2017 OSP was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 17, 2025, 47,499 shares remain available for future grants under the 2017 OSP.

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

RSUs currently issued, exercised, or forfeited are as follows:

		Targeted	Closing
	Time-Based	Performance-Based	Stock	Vesting
	RSUs	RSUs	Price	Date
Balance at December 31, 2022	3,364	4,701
Forfeited	(516)	(923)
Exercised	(2,848)	(3,778)	$10.48	12/31/2023
Balance at December 31, 2023	-	-
Forfeited	-	-
Exercised	-	-
Balance at December 31, 2024	-	-

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee decided to replace RSUs with non-qualified Options. The Compensation Committee believes that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to overall success.

As previously disclosed, the number of Options awarded was computed as a percentage of the employee’s base salary using a Black-Scholes formula using an exercise price equal to the closing price of Company common stock of $11.00 on March 28, 2024, 14.70 on March 31, 2023, and $21.20 on April 11, 2022. The 2024 Options will vest one-third each on March 28, 2025, 2026 and 2027. The 2023 Options will vest one-third each on March 31, 2024, 2025 and 2026. The 2022 Options will vest one-third each on April 11, 2023, 2024 and 2025.

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at December 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at December 31, 2024	383,490

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Term (Years)	(in Thousands)
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	7.28	-
Forfeited	-	-	-	-
Outstanding as of December 31. 2022	121,743	$21.20	7.28	$-
Granted	154,294	14.70	8.25	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	8.07	$-
Granted	107,453	11.00	9.24	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	8.22	$-
Exercisable as of December 31. 2024	132,591	$15.73	8.22	$-

The Options had no intrinsic value as of December 31, 2024.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $571,335, which the Company expects to recognize over a weighted-average period of approximately 1.79 years. As of December 31, 2023, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $503,254, which the Company expects to recognize over a weighted-average period of approximately 1.93 years.

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

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, which includes all activities related to the delivery and provisioning of voice service charges to its residential and business subscribers, access charges to IXCs for providing the carriers access to our local phone networks and the provisioning of video and data services. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its CEO, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023

Renvenue	$69,236,337	$65,791,968

Less:
Cost of Services, Excluding Depreciation and Amortization	31,101,288	31,178,838
Selling, General and Administrative	10,395,727	9,937,451
Depreciation and Amortization	17,849,439	15,440,415
Other Expense	13,986,568	10,134,302
Provision (Benefit) for Income Taxes	331,125	2,315,656
Net Loss	$(4,427,810)	$(3,214,694)

The Communications Segment operates the following communications companies.

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent Company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	PTC, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	SETC, a wholly owned subsidiary of Nuvera,
▪	WTC, a wholly owned subsidiary of Nuvera, and
▪	HTI, a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota,

NOTE 17 – BROADBAND GRANTS

On March 5, 2024, the Company was awarded a grant from DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of December 31, 2024.

In 2023, the Company was awarded a grant from Redwood County under the Community Development Block Grant administered by the Southwest Minnesota Housing Partnership. The grant was to be used to build broadband fiber to residential customers in areas that qualify as low to moderate income. The Company was awarded $1,559,643 to complete this project. The Company has received $1,559,643 for this project as of December 31, 2024.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $4,961,013 for these projects as of December 31, 2024.

In 2022, the Company was awarded two separate county grants from Nicollet County and Goodhue County to cover costs of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities. The Company was initially eligible to receive up to $2,139,562 to complete these projects. The Company has received $2,088,485 for these projects as of December 31, 2024. The Goodhue County project was completed under budget.

On January 29, 2021, the Company was awarded five broadband grants from DEED. The grants will provide up to 35.4% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved or underserved communities and businesses in the Company’s service area. The Company is eligible to receive $1,918,037 of approximately $5,419,617 total project costs. The Company will provide the remaining 64.6% of the matching funds. Construction and expenditures for these projects began in the spring of 2021. We have received $1,918,037 for these projects as of December 31, 2024.

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

Total revenues from transactions with affiliates were $537,973 and $459,438 for 2024 and 2023. Total expenses from transactions with affiliates were $630,841 and $397,671 for 2024 and 2023.

NOTE 19 -- SUBSEQUENT EVENTS

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors, and

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our CEO and CFO, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III

Item 10.         Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding directors is included under “Proposal 1 – Election of Directors” “Board of Directors,” and “Continuing Directors” in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, and is incorporated herein by reference.

The information required by Item 10 regarding executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by item 10 regarding compliance with Sections 16(a) of the Securities Exchange Act of 1934 is included under “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

The information required by Item 10 regarding a code of ethics within the meaning of Item 406 of Regulation S-K is included under “Corporate Governance – Code of Business Conduct” in the Proxy Statement and is incorporated herein by reference.

Additional information in response to this Item 10 is included under “Corporate Governance – Audit Committee” in the Proxy Statement and is incorporated herein by reference.

The Company has an insider trading policy governing the purchase, sale, or other dispositions of its securities by its directors, executive officers, and employees that it believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to the Company. A copy of the Company’s insider trading policy, as amended, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.         Executive Compensation

The information required by Item 11 is included under “Executive Compensation,” “Compensation Policy,” and “Non-Employee Director Compensation,” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Part I, Item 8 of this Annual Report on Form 10-K under the caption “Note 15 – Stock Based Compensation.”

Other information required by Item 12 is included under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence,” in the Proxy Statement and is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services

The information required by Item 14 is included under “Proposal 2- Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
	Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm (PCAOB ID 251)	48-49

	Consolidated Statements of Operations for the Years Ended December 31, 2024, and 2023	50

	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024, and 2023	51

	Consolidated Balance Sheets as of December 31, 2024, and 2023	52-53

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, and 2023	54

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2024, and 2023	55

	Notes to Consolidated Financial Statements	56-84

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	88

Item 16.         Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Articles of Incorporation of Nuvera Communications, Inc., as of May 25, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 25, 2023.
3.2	Bylaws of Nuvera Communications, Inc., as amended as of December 21, 2023, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K dated December 21, 2023.
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2021.

10.1+	August 27, 2019, Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K dated August 27, 2019.
10.2+	Change in Control Agreement with Glenn Zerbe incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 27, 2019.
10.3+

Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.1 to the Company’s Form 10‑Q for the quarter ended March 31, 2007.

10.3.1+

Amendment dated March 21, 2012, to Employment Agreement dated as of July 1, 2006, between Nuvera Communications, Inc. and Barbara A.J. Bornhoft, incorporated by reference to Exhibit 10.2.1 to the Company’s 2011 Form 10-K.

10.4+	Employment Agreement dated as of March 11, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.23 to the Company’s 2011 Form 10-K.
10.4.1+

Amendment dated July 24, 2017, to Employment Agreement dated as of March 31, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.23.1 to the Company’s 2017 Form 10-Q for the quarter ended June 30, 2017.

10.5+	Nuvera Communications, Inc. Amended Management Incentive Plan, incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013.
10.6+	Nuvera Communications, Inc. 2015 Employee Stock Plan (as amended February 28, 2025) incorporated by reference to Exhibit 10.1 to Form 8-K dated February 28, 2025.
10.7+	Nuvera Communications, Inc. 2017 Omnibus Stock Plan, as amended March 13, 2023, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2022.
10.8+	Nuvera Communications, Inc. Non-Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2022.
10.9+

Nuvera Communications, Inc. Employee Restricted Stock Unit Award Agreement (time-based/performance based), incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2022.

10.10+

Amended and Restated Credit Agreement dated as of June 21, 2024, between Nuvera, Nuvera subsidiaries as Guarantors, CoBank, ACB as a Lender, as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders and the other Lenders listed in the 2024 Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 21, 2024.

10.11+

Amended and Restated Pledge and Security Agreement dated as of June 21, 2024, between Nuvera, Nuvera subsidiaries as Guarantors and CoBank ACB as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s 8-K dated June 21, 2024.

19.1	Nuvera Communications, Inc. Insider Trading Policy (as amended, February 29, 2024), incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2023.
21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nuvera Communications, Inc. Clawback and Forfeiture Policy (As Amended, February 29, 2024), incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended December 31, 2023.
101.INS	Inline XBRL Instance File.
101.SCH	Inline XBRL Taxonomy Extension Schema File.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase File.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase File.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase File.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase File.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2025	NUVERA COMMUNICATIONS, INC. (Registrant)

By:	/s/ Glenn H. Zerbe

Glenn H. Zerbe, Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Curtis O. Kawlewski

Curtis O. Kawlewski, Chief
Financial Officer (Principal Financial Officer)

Each person whose signature appears below, hereby constitutes and appoints Glenn H. Zerbe and Curtis O. Kawlewski and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution , to sign on his or her behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to tile the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

/s/ James J. Seifert	March 17, 2025
James J. Seifert, Chairman of the Board

/s/ Glenn H. Zerbe	March 17, 2025
Glenn H. Zerbe, President and Chief Executive Officer
(Principal Executive Officer

/s/ Curtis O. Kawlewski	March 17, 2025
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Perry L. Meyer	March 17, 2025
Perry Meyer, Director

/s/ Dennis E. Miller	March 17, 2025
Dennis Miller, Director

/s/ Bill D. Otis	March 17, 2025
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 17, 2025
Wesley E. Schultz, Director

/s/ Colleen R. Skillings	March 17, 2025
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 17, 2025
Suzanne M. Spellacy, Director