Form 10-Q
period 2025-03-31
Nuvera Communications, Inc.
filed 2025-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 15, 2025: 5,178,176.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	4-9

	Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2025, and 2024	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2025, and 2024	5

	Consolidated Balance Sheets (unaudited) as of March 31, 2025, and December 31, 2024	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2025, and 2024	8

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three Months Ended March 31, 2025, and 2024	9

	Condensed Notes to Consolidated Financial Statements (unaudited)	10-34

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-47

Item 3	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	48

Item 1A	Risk Factors	48-51

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3	Defaults Upon Senior Securities	51

Item 4	Mine Safety Disclosures	51

Item 5	Other Information	51

Item 6	Exhibits Listing	51

Signatures		52

Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING REVENUES:
Voice Service	$1,121,436	$1,231,728
Network Access	726,045	947,110
Video Service	2,880,680	2,989,949
Data Service	7,688,118	7,248,773
A-CAM/FUSF	4,308,658	3,415,466
Other Non-Regulated	1,155,832	1,112,099
Total Operating Revenues	17,880,769	16,945,125

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,098,390	3,879,506
Cost of Video	2,140,804	2,353,226
Cost of Data	1,138,168	1,140,538
Cost of Other Nonregulated Services	298,335	422,751
Depreciation and Amortization	4,835,847	4,354,659
Selling, General and Administrative	2,954,324	2,874,332
Total Operating Expenses	15,465,868	15,025,012

OPERATING INCOME	2,414,901	1,920,113

OTHER INCOME (EXPENSE)
Interest Expense	(2,972,676)	(2,514,323)
Interest/Dividend Income	147,276	112,830
Interest During Construction	66,182	245,287
CoBank Patronage Dividends	1,656,597	1,196,948
Other Investment Income	116,775	61,344
Total Other Expense	(985,846)	(897,914)

INCOME BEFORE INCOME TAXES	1,429,055	1,022,199

INCOME TAXES EXPENSE	400,135	286,214

NET INCOME	$1,028,920	$735,985

NET INCOME PER SHARE
Basic	$0.20	$0.14
Diluted	$0.19	$0.14

DIVIDENDS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,178,176	5,133,207
Diluted	5,425,081	5,256,779

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net Income	$1,028,920	$735,985

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(202,587)	(14,735)
Income Tax Benefit Related to Unrealized Loss on
Interest Rate Swaps	57,818	4,205
Other Comprehensive Loss	(144,769)	(10,530)

Comprehensive Income	$884,151	$725,455

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2025	2024
CURRENT ASSETS:
Cash	$457,480	$1,886,697
Receivables, Net	2,798,400	2,313,808
Income Taxes Receivable	-	183,450
Materials, Supplies, and Inventories	23,903,963	24,746,532
Financial Derivative Instruments	273,373	475,960
Prepaid Expenses and Other Current Assets	2,421,688	1,994,239
Total Current Assets	29,854,904	31,600,686

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	11,923,316	12,436,374
Other Investments	8,410,408	8,269,430
Right of Use Asset	1,183,166	1,090,638
Other Assets	753,311	803,582
Total Investments and Other Assets	57,894,861	58,224,684

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	319,166,743	318,329,007
Other Property & Equipment	35,394,979	35,035,142
Video Plant	19,461,636	19,329,406
Total Property, Plant and Equipment	374,023,358	372,693,555
Less Accumulated Depreciation	193,184,712	188,861,923
Net Property, Plant & Equipment	180,838,646	183,831,632

TOTAL ASSETS	$268,588,411	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of
Unamortized Loan Fees	$-	$-
Accounts Payable	4,882,601	11,405,555
Checks Written in Excess of Cash Balances	799,496	1,796,713
Accrued Income Taxes	216,685	-
Other Accrued Taxes	328,303	263,411
Deferred Compensation	43,656	44,073
Accrued Compensation	1,440,211	939,235
Other Accrued Liabilities	519,544	548,567
Total Current Liabilities	8,230,496	14,997,554

LONG-TERM DEBT, Net of Unamortized
Loan Fees	141,651,785	140,949,072

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,676,379	22,734,197
Other Accrued Liabilities	1,083,673	996,810
Deferred Compensation	201,930	212,532
Total Noncurrent Liabilities	23,961,982	23,943,539

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,178,176, and 5,178,176 Shares Issued and Outstanding	8,630,293	8,630,293
Accumulated Other Comprehensive Gain	195,352	340,121
Retained Earnings	85,918,503	84,796,423
Total Stockholders' Equity	94,744,148	93,766,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,588,411	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,028,920	$735,985
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,980,286	4,412,602
Undistributed Earnings of Other Equity Investments	(103,544)	(60,065)
Noncash Patronage Refund	(170,173)	(141,819)
Stock Issued in Lieu of Cash Payment	100,000	93,750
Stock-based Compensation	93,160	69,902
Changes in Assets and Liabilities:
Receivables	(418,738)	(297,285)
Income Taxes Receivable	183,450	-
Inventories for Resale	(17,016)	45,765
Prepaid Expenses	(527,449)	(547,781)
Other Assets	50,271	50,682
Accounts Payable	24,026	213,604
Checks Written in Excess of Cash Balance	(997,217)	(2,270,832)
Accrued Income Taxes	216,685	286,215
Other Accrued Taxes	64,892	62,664
Other Accrued Liabilities	455,269	1,199
Net Cash Provided by Operating Activities	4,962,822	2,654,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(8,640,431)	(11,088,727)
Materials and Supplies for Construction	881,419	1,900,973
Other, Net	132,740	150,074
Net Cash Used in Investing Activities	(7,626,272)	(9,037,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan Origination Fees	-	(302)
Changes in Revolving Credit Facility	558,274	3,772,159
Grants Received for Construction of Plant	675,959	1,559,643
Net Cash Provided by Financing Activities	1,234,233	5,331,500

NET CHANGE IN CASH	(1,429,217)	(1,051,594)

CASH at Beginning of Period	1,886,697	1,259,904

CASH at End of Period	$457,480	$208,310

Supplemental cash flow information:
Cash paid for interest	$2,858,688	$2,517,864

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	$-	$84,796,423	$93,766,837

Non-Cash, Share-Based Compensation	-	-	-	-	93,160	93,160
Net Income	-	-	-	-	1,028,920	1,028,920
Unrealized Loss on Interest Rate Swap	-	-	(144,769)	-	-	(144,769)

BALANCE on March 31, 2025	5,178,176	$8,630,293	$195,352	$-	$85,918,503	$94,744,148

	THREE MONTHS ENDED MARCH 31, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain (Loss)	Compensation	Earnings	Equity
BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$-	$88,491,456	$98,006,243

Non-Cash, Share-Based Compensation	-	-	-	-	69,902	69,902
Net Income	-	-	-	-	735,985	735,985
Unrealized Loss on Interest Rate Swap	-	-	(10,530)	-	-	(10,530)

BALANCE on March 31, 2024	5,133,207	$8,555,345	$948,912	$-	$89,297,343	$98,801,600

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our consolidated financial statements report on the financial condition and results of operations for Nuvera and its subsidiaries in one business segment: the Communications Segment. Inter-company transactions have been eliminated from the consolidated financial statements.

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of our assets in the two-year period ending March 31, 2025. Depreciation expense was $4,322,789 and $3,841,601 for the three months ending March 31, 2025, and 2024. The increase in depreciation expense was primarily due to an increase in our fiber-to-the- premise (FTTP) network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission’s (FCC) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in property, plant, and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statement of cash flows.

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

We account for income taxes in accordance with GAAP, which requires an asset and liability approach to financial accounting and reporting for income taxes. As required by GAAP, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

As of March 31, 2025, and December 31, 2024, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2025, and December 31, 2024, we had $0 and $20,904 of interest or penalties paid that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Basic	Diluted	Basic	Diluted

Net Income	$1,028,920	$1,028,920	$735,985	$735,985

Weighted-average common shares outstanding	5,178,176	5,425,081	5,133,207	5,256,779

Net income per share	$0.20	$0.19	$0.14	$0.14

The weighted-average shares outstanding, basic, and diluted are calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,178,176	5,178,176	5,133,207	5,133,207

Dilutive Options	-	246,905	-	123,572

Weighted-average common shares outstanding	5,178,176	5,425,081	5,133,207	5,256,779

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and incomes taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). We adopted the amendments in ASU 2023-09 as of January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker (CODM) and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We adopted the amendments in ASU 2023-07 as of December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on our financial statements.

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

Our revenue contracts/services provided by customers may include a promise or promises to deliver services such as broadband, video or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is identifiable separately from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it provides a series of distinct services that are substantially the same and have the same pattern of transfer.

The transaction price is determined at service or contract inception and reflects the amount of consideration to which we expect to be entitled in exchange for transferring the service to the customer. This amount is generally equal to the market price of the services promised in the service provided or contract and may include promotional or bundling discounts. Most of our prices are based on tariffed rates filed with regulatory bodies or standard company price lists. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees. Conversely, non-refundable up-front fees, such as service activation and set-up fees, which are immaterial to our overall revenues, are included in the transaction price. In determining the transaction price, we consider our enforceable rights and obligations within the service or contract. We do not consider the possibility of a contract being cancelled, renewed, or modified, which is consistent with Accounting Standards Codification (ASC 606-10-32-4).

The transaction price is allocated to each performance obligation based on the standalone selling price of the service, net of the related discount, as applicable.

Revenue is recognized when performance obligations are satisfied by transferring services to the customer as described below.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ending March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Voice Service¹	$1,225,575	$1,372,387
Network Access¹	739,536	968,286
Video Service¹	2,880,680	2,989,949
Data Service¹	7,259,832	6,675,840
Directory²	125,771	140,765
Other Contracted Revenue³	548,681	675,834
Other⁴	531,978	470,536

Revenue from customers	13,312,053	13,293,597

Subsidy and other revenue outside scope of ASC 606⁵	4,568,716	3,651,528

Total revenue	$17,880,769	$16,945,125

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

For the three months ending March 31, 2025, approximately 71.47% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.55% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.98% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ending March 31, 2024, approximately 75.67% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.55% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.78% of total revenue was from other sources including CPE and equipment sales and installation.

A significant portion of our revenue is derived from customers who may generally cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customer base. Revenue from customers with a contractually specified term and non-cancellable service period will be recognized over the term of such contracts, which is generally three to ten years for these types of contracts.

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

On December 12, 2023, the Company announced that it confirmed eligibility for Consumer Broadband-only Loop Support (CBOL) funding through the Universal Service Administration Company (USAC). The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subjected to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

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

Other – We also generate revenue from the sales, service and installation of CPE and other services. Sales and services of CPE are billed and recognized into revenue once the sale or service is complete or delivered. These sales and services are generally short-term in-nature and are completed within one month. Other revenues are immaterial to our total revenues.

Subsidy and Other Revenue outside the Scope of ASC 606 – We receive subsidies from governmental entities to operate and expand our advanced fiber networks. In addition, we have revenue from leasing arrangements. Both of these revenue streams are outside of the scope of ASC 606.

Interstate access rates are established by nationwide pooling of companies known as NECA. The FCC established NECA in 1983 to develop and administer interstate access service rates, terms, and conditions. Revenues are pooled and redistributed based on a company's actual or average costs. There has been a change in the composition of interstate access charges in recent years, shifting more of the charges to the end user and reducing the amount of access charges paid by the Interexchange Carriers (IXC’s). We believe this trend will continue.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	March 31,	December 31,
	2025	2024

Accounts receivable, net - beginning balance	$1,567,927	$1,966,012
Accounts receivable, net - ending balance	$1,986,935	$1,567,927

Contract assets - beginning balance	1,419,660	1,458,631
Contract assets - ending balance	1,370,960	1,419,660

Contract liabilities - beginning balance	363,818	551,995
Contract liabilities - ending balance	373,202	363,818

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ending March 31, 2025, and 2024, the Company recognized expenses of $171,459 and $159,107, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contact liabilities include customer deposits that are not recognized as revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contact liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized in revenue on a monthly basis based on the term of the contract. Long-term contact liabilities are included in noncurrent liabilities under other accrued liabilities.

During the quarters ending March 31, 2025, and 2024, the Company recognized revenues of $159,235 and $164,927, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2025. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following table includes the ROU assets and operating lease liabilities as of March 31, 2025, and December 31, 2024. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Asset	Balance March 31, 2025	Balance December 31, 2024
Operating Lease Right-Of-Use Assets	$1,183,166	$1,090,638

Operating Lease Liabilities	Balance March 31, 2025	Balance December 31, 2024
Short-Term Operating Lease Liabilities	$207,755	$191,902
Long-Term Operating Lease Liabilities	999,580	922,776
Total	$1,207,335	$1,114,678

Maturity analysis under these lease agreements is as follows:

Maturity Analysis	Balance March 31, 2025
2025 (remaining)	$211,332
2026	240,136
2027	191,911
2028	194,716
2029	190,681
Thereafter	547,552
Total	1,576,328
Less Imputed Interest	(368,993)
Present Value of Operating Leases	$1,207,335

The following summarizes other information related to leases for the quarter ending March 31, 2025, as follows:

Weighted Average Remaining Lease Term (Years)	7.75
Weighted Average Discount Rate	6.52%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the three months ending March 31, 2025, and 2024 were $77,911 and $105,608, respectively.

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

We have entered into interest rate swap agreements (IRSAs) with our lender, CoBank, ACB (CoBank) to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations in interest rates in the marketplace. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive gain (loss) for as long as the hedge remains effective.

The fair value of our IRSAs is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreements was determined based on Level 2 inputs.

The fair value of our Goodwill as discussed in Note 5 – “Goodwill and Intangibles”. The fair value of our Goodwill was determined based on Level 3 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2024. As of March 31, 2025, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of March 31, 2025, and December 31, 2024.

In 2024 and 2023, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2024 and 2023, the testing was completed, and we determined that there was no impairment to goodwill for Scott-Rice and Sleepy Eye Telephone Company as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing, we determined that there was an impairment to goodwill for Hutchinson Telephone Company (HTC) of $4.9 million as the determined fair value was not sufficient to pass the impairment test. The impairment was recorded in the fourth quarter of 2024. For 2023, after the testing, we determined that there was an impairment to goodwill for HTC of $9.3 million as the determined fair value was not sufficient to pass the impairment test. The impairment was recorded in the fourth quarter of 2023.

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

The components of our identified intangible assets are as follows:

				March 31, 2025		December 31, 2024
				Gross		Gross
	Useful			Carrying	Accumulated	Carrying	Accumulated
	Lives (in years)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships (in years)	14	-	15	$42,878,445	$34,082,928	$42,878,445	$33,677,015
Video Franchise				3,000,000	750,015	3,000,000	642,870
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$46,756,259	$34,832,943	$46,756,259	$34,319,885

Net Identified Intangible Assets					$11,923,316		$12,436,374

Amortization expense related to the definite-lived intangible assets was $513,058 and $513,058 for the three months ending March 31, 2025, and 2024. Amortization expense for the remaining nine months of 2025 and the five years after 2025 is estimated to be:

(April 1 – December 31)	$1,534,254
2026	$2,042,389
2027	$1,335,247
2028	$1,335,247
2029	$1,335,247
2030	$1,335,247

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

New 2024 Credit Agreement:

●

TERM A-1 LOAN - $125,000,000 term note with interest payable quarterly. The final maturity date of this note is June 21, 2029. Eight quarterly principal payments of $781,250 are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of $1,562,500 commencing on June 30, 2028, through maturity date. A final balloon payment of $112,500,000 is due at maturity of this note on July 15, 2029.

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of March 31, 2025.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $19,059,098 on this revolving note as of March 31, 2025.

The term loan borrowings initially bear interest at a “Margin for Secured Overnight Financing Rate (SOFR) Loans” of 3.75% above the applicable SOFR. The margin for SOFR loans for term loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases. The revolving loan borrowings initially bear interest at a “Margin for SOFR Loans” of 3.75% above the applicable base SOFR. The margin for SOFR loans for revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

As described in Note 7 – “Interest Rate Swaps,” on August 1, 2018, we entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank. As of March 31, 2025, our IRSA covered $8,357,450, with a weighted average interest rate of 6.71%.

As described in Note 7 – “Interest Rate Swaps,” on August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our then aggregate indebtedness to CoBank. As of March 31, 2025, our IRSA covered $23,424,441, with a weighted average interest rate of 5.04%.

As described in Note 7 – “Interest Rate Swaps,” on September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our then aggregate indebtedness. As of March 31, 2025, our IRSA covered $20,718,109, with a weighted average interest rate of 7.77%.

Our loan agreements with CoBank require us to have a minimum of 35% of our existing debt under IRSAs. As of March 31, 2025, we were in compliance with the above stated covenant in our loan agreements.

Our remaining outstanding debt of $91.6 million remains subject to variable interest rates at an effective weighted average interest rate of 8.21%, as of March 31, 2025.

As of March 31, 2025, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $10.9 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of March 31, 2025, was 5.01. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio and debt service coverage ratio. On March 31, 2025, we were in compliance with all the stipulated financial ratios in our loan agreements.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. Also, our credit facility contains restrictions that, among other things, limit or restrict our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers, or dispositions, and engage in mergers and acquisitions, without CoBank approval.

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

To meet this objective, we had entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank on August 1, 2018. The swap effectively locked in a portion of our variable-rate debt through July 2025. Under this IRSA, we have changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

The fair value of the Company’s IRSAs were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of March 31, 2025, the fair value asset of these swaps was $273,373, which has been recorded net of deferred tax expense of $78,021, resulting in the $195,352 in accumulated other comprehensive income gain. As of March 31, 2024, the fair value asset of these swaps was $1,327,893, which has been recorded net of deferred tax expense of $378,981, resulting in the $948,912 of accumulated other comprehensive income gain.

Note 8 – Other Investments

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflect original cost and recognition of our share of the net income or losses from the respective operations. See Note 10 – “Segment Information” for a listing of our investments.

In 2023, Nuvera recognized a gain of $4,060,775, net of escrow true ups, after the sale, in book value in connection with the sale of the FiberComm investment. In 2024, Nuvera recognized a loss of $242,257 with the settlement of the escrow account for FiberComm.

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determined fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2025, and 2024, respectively, the Company had not recorded any gains or losses on our investments.

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

▪	Fiber Minnesota, LLC (FM) – 7.63% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

Note 9 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 31, 2025, 148,877 shares remain available to be issued under the 2015 Plan.

Note 10 – Segment Information

The Company operates in one reportable segment, which includes all activities related to the delivery and provisioning of voice service charges to its residential and business subscribers, access charges to IXCs for providing the carriers access to our local phone networks and the provisioning of video and data services. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision-maker, which is its Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the quarters ending March 31, 2025, and 2024:

	Quarter Ended March 31,
	2025	2024

Revenue	$17,880,769	$16,945,125

Less:
Cost of Services, Excluding Depreciation and Amortization	7,675,697	7,796,021
Selling, General and Administrative	2,954,324	2,874,332
Depreciation and Amortization	4,835,847	4,354,659
Other Expense, net	985,846	897,914
Income Taxes Expense	400,135	286,214
Net Income	$1,028,920	$735,985

The Communications Segment operates the following communications companies.

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera, and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

Note 11 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of March 31, 2025, the Company had outstanding contract amounts of approximately $8.6 million, with estimated completions of approximately $8.6 million in 2025. We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2025 is approximately $35.2 million and will be financed primarily through operating cash flows.

Note 12 – Broadband Grants

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of March 31, 2025.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $5,636,972 for these projects as of March 31, 2025.

Note 13 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2025, 47,499 shares remain available for future grants under the 2017 OSP.

Option Awards

In 2022, after considerable study, discussion and interaction with our consultants, the Compensation Committee granted non-qualified stock Options (Options). The Compensation Committee believed that grants of Options more directly aligned management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to our overall success.

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

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at December 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at December 31, 2024	383,490
Forfeited	(8,169)
Balance at March 31, 2025	375,321

The grant date fair value of employee stock Option awards was determined using the Black Scholes Option-pricing model. The following assumptions were used during the following periods:

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

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted	Aggregate
	Number of	Weighted	Average	Intrinsic
	Shares	Average	Remaining	Value
	Excercisable	Exercise Price	Term (Years)	(in Thousands)
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	7.03	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	7.03	$-
Granted	154,294	14.70	8.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	7.58	$-
Granted	107,453	11.00	8.99	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	7.98	$-
Granted	-	-	-	-
Forfeited	(8,169)	(15.21)	-	-
Outstanding as of March 31, 2025	375,321	$16.79	7.97	$-
Exercisable as of March 31, 2025	219,839	$17.38	7.97	$-

The Options had no intrinsic value as of March 31, 2025.

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of March 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $449,014, which the Company expects to recognize over a weighted-average period of approximately 1.65 years. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $571,335, which the Company expects to recognize over a weighted-average period of approximately 1.79 years.

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

On March 27, 2025, the Compensation Committee and the Board adopted a new cash-based long-term incentive plan (2025 Plan). The 2025 Plan is a 3-year, cash-based long-term incentive and retention arrangement which measures operating income before interest, taxes, depreciation, and amortization (OIBITDA) and entails continued service with Nuvera throughout a 3-year period. Awards will be made annually (subject to the Compensation Committee’s oversight on plan design, which may change from time to time) with 3-year overlapping cycles, and performance measured each individual year. Vesting is based (i) on achievement of predetermined OIBITDA targets set annually and (ii) on continued service with Nuvera through the end of the 3-year performance cycle. Cash payouts will be made at the end of the 3-year cycle. OIBITDA performance targets for each year within the 3-year period will be aligned with approved operating budget for that year.

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$408,853	$-	4/1/2028
Balance at March 31, 2025	$408,853	$-

Note 14 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

From time to time, in reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. These statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “may,” “will,” “would,” “seeks,” “targets,” “continues,” “should,” “will be,” “will continue,” or similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Nuvera and its subsidiaries to be different from those expressed or implied in the forward-looking statements. These risks and uncertainties may include, but are not limited to i) shifts in our product mix may result in declines in our operating profitability, ii) we may not accurately predict technological trends or the success of new products, iii) possible consolidation among our customers, iv) possible customer payment defaults, v) possible replacement of key personnel, vi) a failure in our operational systems or infrastructure could affect our operations, vii) unfavorable general economic conditions that could negatively affect our operating results, viii) our current debt structure may change due to increases in interest rates or our ability to comply with lender loan covenants, ix) our possible pursuit of acquisitions could be expensive or not successful, x) substantial regulatory change and increased competition, xi) data security breaches and xii) elimination of governmental network support we receive. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities on the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ending December 31, 2024, which is incorporated herein by reference.

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

In the first quarter of 2025, we have seen our overall revenues increase primarily due to growth in governmental support revenues and Internet mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first quarter of 2025, which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2025, we had $10.9 M of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

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

●

In 2025, we plan to upgrade 5,900 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of March 31, 2025, we have succeeded in upgrading 683 passings with these fiber services. Project-to-date, we have upgraded a total of 46,022 overall passings with these fiber services.

Broadband Grants

●

On March 5, 2024, the Company was awarded a grant from DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of March 31, 2025.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $5,636,972 for these projects as of March 31, 2025.

●

Net income for the first quarter of 2025 totaled $1,028,920 which was a $292,935, or 39.80% increase compared to the first quarter of 2024. This increase was primarily due to an increase in governmental support revenues, data services and CoBank patronage dividends, partially offset by an increase in interest expense, all of which are described below.

●

Consolidated revenue for the first quarter of 2025 totaled $17,880,769, which was a $935,644 or 5.52% increase compared to the first quarter of 2024. This increase was primarily due to increases in governmental support revenues, data services and other revenue, partially offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2025.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,927 or 14.73% for the twelve months ending March 31, 2025, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

Nuvera Communications, Inc.
Reporting by Technology

	Q1 2024		Q2 2024		Q3 2024		Q4 2024		Q1 2025
Premise Passings
Fiber - NuFiber/Gig-Cities	37,957		39,535		41,298		45,339		46,022
Non-Fiber	29,743		28,519		27,816		27,062		27,031
Total Passings	67,700		68,054		69,114		72,401		73,053
% Fiber Coverage	56.1%		58.1%		59.8%		62.6%		63.0%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	10,995		12,482		13,753		15,078		16,124
Business	1,036		1,142		1,261		1,338		1,437
Totals	12,031	31.7%	13,624	34.5%	15,014	36.4%	16,416	36.2%	17,561	38.2%
Non-Fiber
Residential	15,077		14,025		13,013		12,114		11,293
Business	1,238		1,202		1,090		1,025		922
Totals	16,315	54.9%	15,227	53.4%	14,103	50.7%	13,139	48.6%	12,215	45.2%
Total Broadband Connections	28,346	41.9%	28,851	42.4%	29,117	42.1%	29,555	40.8%	29,776	40.8%
% Broadband on Fiber	42.4%		47.2%		51.6%		55.5%		59.0%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$2,272,559	$72.89	$2,679,483	$73.96	$2,972,639	$74.32	$3,282,653	$74.66	$3,541,243	$74.89
Business	$516,762	$174.05	$574,883	$171.91	$579,972	$156.16	$603,643	$153.05	$654,977	$155.50 *
Totals	$2,789,321	$81.68	$3,254,366	$82.24	$3,552,611	$81.27	$3,886,296	$81.11	$4,196,220	$81.48
Non-Fiber
Residential	$2,771,199	$59.57	$2,573,466	$59.88	$2,411,569	$60.13	$2,193,437	$59.29	$2,048,638	$59.18
Business	$463,458	$119.88	$434,154	$114.95	$428,742	$127.98	$399,187	$126.65	$351,409	$122.66
Totals	$3,234,657	$64.20	$3,007,620	$64.33	$2,840,311	$65.37	$2,592,624	$64.57	$2,400,047	$64.03
Total Internet/BB Revenue	$6,023,978		$6,261,986		$6,392,922		$6,478,920		$6,596,267
% Revenue from Fiber	46.3%		52.0%		55.6%		60.0%		63.6%

Other Internet Reveneue	$1,224,795		$1,264,358		$1,062,375		$1,049,548		$1,091,851

Total Internet Revenue	$7,248,773		$7,526,344		$7,455,297		$7,528,468		$7,688,118

All Other Revenue	$9,696,352		$9,651,510		$10,161,038		$9,968,555		$10,192,651

Total Revenue	$16,945,125		$17,177,854		$17,616,335		$17,497,023		$17,880,769

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

Financial results for the Communications Segment for the three months ending March 31, 2025, and 2024 are included below:

Communications Segment

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$1,121,436	$1,231,728	$(110,292)	-8.95%
Network Access	726,045	947,110	(221,065)	-23.34%
Video Service	2,880,680	2,989,949	(109,269)	-3.65%
Data Service	7,688,118	7,248,773	439,345	6.06%
A-CAM/FUSF	4,308,658	3,415,466	893,192	26.15%
Other	1,155,832	1,112,099	43,733	3.93%
Total Operating Revenues	17,880,769	16,945,125	935,644	5.52%

Cost of Services, Excluding Depreciation and Amortization	7,675,697	7,796,021	(120,324)	-1.54%
Selling, General and Administrative	2,954,324	2,874,332	79,992	2.78%
Depreciation and Amortization Expenses	4,835,847	4,354,659	481,188	11.05%
Total Operating Expenses	15,465,868	15,025,012	440,856	2.93%

Operating Income	$2,414,901	$1,920,113	$494,788	25.77%

Net Income	$1,028,920	$735,985	$292,935	39.80%

Capital Expenditures	$8,640,431	$11,088,727	$(2,448,296)	-22.08%

Key metrics
Access Lines	11,157	13,084	(1,927)	-14.73%
Video Customers	7,214	8,023	(809)	-10.08%
Broadband Customers	34,092	32,636	1,456	4.46%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,121,436, which was $110,292 or 8.95% lower in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $726,045, which was $221,065 or 23.34% lower in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,880,680, which was $109,269 or 3.65% lower in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $7,688,118, which was $439,345 or 6.06% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to an increase in fiber data customers, customers upgrading their packages and speeds, and an increase in monthly equipment charge to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $4,308,658, which was $893,192 or 26.15% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to our new CBOL funding through USAC and higher CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing, labor, and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. Other revenue was $1,155,832, which was $43,733 or 3.93% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to an increase in our paper billing fee revenue and lease revenues, partially offset by a decrease in directory publishing, lower long-distance revenues, lower inside wire maintenance fees and a decrease in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,675,697, which was $120,324 or 1.54% lower in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This decrease was primarily due to lower programming costs from video content providers due to a loss of video customers and a decline in CPE and retail sales. This decrease was partially offset by increased labor costs, and maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,954,324, which was $79,992 or 2.78% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to increased customer acquisition costs associated with our FTTP network initiative and increased professional service fees.

Depreciation and Amortization

Depreciation and amortization were $4,835,847, which was $481,188 or 11.05% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. The increase in depreciation expense was primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $2,414,901, which was $494,788 or 25.77% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to increased governmental support revenues and increased data services, partially offset by higher depreciation and selling, general and administrative expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense increased $458,353 in 2025 compared to 2024. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income increased $34,446 in 2025 compared to 2024. This increase was primarily due to increases in dividend income earned from our investments.

Other income for the three months ending March 31, 2025, and 2024 included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2025 was $1,656,597, compared to $1,196,948 allocated and received in 2024. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income increased $55,431 in 2025 compared to 2024. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was higher in 2025 compared to 2024, primarily due to an improved operating performance by our equity investments in 2025.

Income Taxes

Income tax expense was $400,135 which was $113,921 or 39.80% higher in the three months ending March 31, 2025, compared to the three months ending March 31, 2024. This increase was primarily due to increased operating income and CoBank patronage dividends, partially offset by increased interest expense. The effective income tax rate for the three months ending March 31, 2025, and 2024, was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $236,395,933 as of March 31, 2025, reflecting 40.1% equity and 59.9% debt. This compares to a capital structure of $234,715,909 as of December 31, 2024, reflecting 39.9% equity and 60.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 5.01 times debt to earnings before interest, taxes, depreciation, and amortization (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our new loan facility is 6:00:1:00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ending March 31, 2025, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2025, we had a working capital surplus of $21,624,408. In addition, as of March 31, 2025, we had $10.9 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of March 31, 2025, was primarily the result of elevated inventory levels to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as a part of our new debt facility with them.

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

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$4,962,822	$2,654,586
Investing activities	(7,626,272)	(9,037,680)
Financing activities	1,234,233	5,331,500
Change in cash	$(1,429,217)	$(1,051,594)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2025 was $4,962,822, compared to cash generated by operations of $2,654,586 in the first three months of 2024. The increase in cash from operating activities in 2025 was primarily due to an increase in net income and the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments, when declared by our BOD, to stockholders. Cash on March 31, 2025, was $457,480, compared to $1,886,697 on December 31, 2024.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $7,626,272 during the first three months of 2025 compared to $9,037,680 for the first three months of 2024. Capital expenditures relating to our fiber initiative and on-going operations were $8,640,431 for the three months ending March 31, 2025, compared to $11,088,727 for the three months ending March 31, 2024. Materials and supply expenditures decreased by $881,419 in the first three months of 2025 compared to a decrease of $1,900,973 for the first three months of 2024. The decreases for the three months ending March 31, 2025, and 2024, were primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit, and grant proceeds. We believe that our current operations and new debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2025, we had $10.9 million available under our existing revolving credit facility and $25.0 million available on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ending March 31, 2025, was $1,234,233. This included changes in our revolving credit facility $558,274, and grants received for construction of plant of $675,959. Cash provided by financing activities for the three months ending March 31, 2024, was $5,331,500. This included loan origination fees of $302, changes in our revolving credit facility of $3,772,159 and grants received for construction of plant of $1,559,643. The change in cash flows provided by financing activities in 2025 was primarily due to changes in our revolving credit facility with CoBank and grants received for construction to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $21,624,408 as of March 31, 2025, with current assets of approximately $29.8 million and current liabilities of approximately $8.2 million, compared to a working capital surplus of $16,603,132 as of December 31, 2024. The ratio of current assets to current liabilities was 3.63 and 2.11 as of March 31, 2025, and December 31, 2024. The working capital surplus as of March 31, 2025, was primarily the result of elevated inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our new debt facility with them.

As of March 31, 2025, and December 31, 2024, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of March 31, 2025, was 5.01. Our maximum Total Leverage Ratio under the new loan facility is 6:00:1:00.

Dividends and Restrictions

Nuvera did not declare or pay a dividend in the first quarter of 2025 or in 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our Total Leverage Ratio as of March 31, 2025, was 5.01.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Risks Relating to Our Business

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our fiber-to-the-home (FTTH) broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials, or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand into markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

We received $4.31 million in the first quarter of 2025, and $3.42 million in the first quarter of 2024, in payments under the federal A-CAM and FUSF programs.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of March 31, 2025, we had $144.1 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

●

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, capital expenditures, future business opportunities and strategic initiatives,

●	We may have limited flexibility to react to changes in our business and our industry,
●	It may be more difficult for us to satisfy our other obligations,
●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTH initiatives, acquisitions, or other purposes,

●	We may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates, and
●	We may be at a disadvantage compared to our competitors who have less debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases

The company did not purchase any shares under any stock repurchase programs in 2025 or 2024, respectively, and there is no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

NUVERA COMMUNICATIONS, INC.

Dated: May 15, 2025	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: May 15, 2025	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer