Form 10-Q
period 2025-06-30
Nuvera Communications, Inc.
filed 2025-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of August 14, 2025: 5,215,348.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3-9

	Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2025, and 2024	3

	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended June 30, 2025, and 2024	4

	Consolidated Balance Sheets (unaudited) as of June 30, 2025, and December 31, 2024	5-6

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2025, and 2024	7

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three and Six Months Ended June 30, 2025, and 2024	8-9

	Condensed Notes to Consolidated Financial Statements (unaudited)	10-32

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-46

Item 3	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	47

Item 1A	Risk Factors	47-51

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3	Defaults upon Senior Securities	51

Item 4	Mine Safety Disclosures	51

Item 5	Other Information	51

Item 6	Exhibits Listing	51

	Signatures	52

	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Voice Service	$1,083,432	$1,199,823	$2,204,868	$2,431,551
Network Access	614,636	909,516	1,340,681	1,856,626
Video Service	2,862,495	2,973,791	5,743,175	5,963,740
Data Service	7,821,552	7,526,344	15,509,670	14,775,117
A-CAM/FUSF	4,313,804	3,476,234	8,622,462	6,891,700
Other Non-Regulated	1,110,620	1,092,146	2,266,452	2,204,245
Total Operating Revenues	17,806,539	17,177,854	35,687,308	34,122,979

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,141,549	4,083,289	8,239,939	7,962,795
Cost of Video	2,136,248	2,315,155	4,277,052	4,668,381
Cost of Data	1,208,920	1,208,697	2,347,088	2,349,235
Cost of Other Nonregulated Services	276,699	382,602	575,034	805,353
Depreciation and Amortization	4,855,138	4,449,136	9,690,985	8,803,795
Selling, General and Administrative	2,957,486	2,756,482	5,911,810	5,630,814
Total Operating Expenses	15,576,040	15,195,361	31,041,908	30,220,373

OPERATING INCOME	2,230,499	1,982,493	4,645,400	3,902,606

OTHER INCOME (EXPENSE)
Interest Expense	(2,952,809)	(2,573,375)	(5,925,485)	(5,087,698)
Interest/Dividend Income	37,775	22,600	185,051	135,430
Interest During Construction	40,667	189,103	106,849	434,390
Gain (Loss) on Investments	(22,646)	-	(22,646)	-
Gain (Loss) on Sale of Investments	5,834	(257,807)	5,834	(257,807)
CoBank Patronage Dividends	-	-	1,656,597	1,196,948
Other Investment Income	71,736	34,879	188,511	96,223
Total Other Income (Expense)	(2,819,443)	(2,584,600)	(3,805,289)	(3,482,514)

INCOME BEFORE INCOME TAXES	(588,944)	(602,107)	840,111	420,092

INCOME TAXES (BENEFIT) EXPENSE	(164,904)	(168,591)	235,231	117,623

NET INCOME (LOSS)	$(424,040)	$(433,516)	$604,880	$302,469

NET INCOME (LOSS) PER SHARE
Basic	$(0.08)	$(0.08)	$0.12	$0.06
Diluted	$(0.08)	$(0.08)	$0.11	$0.06

DIVIDENDS PER SHARE	$0.0000	$0.0000	$0.0000	$0.0000

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,202,957	5,163,476	5,190,567	5,148,342
Diluted	5,471,089	5,315,827	5,448,085	5,286,303

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Income (Loss)	$(424,040)	$(433,516)	$604,880	$302,469

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(345,190)	(208,230)	(547,777)	(222,965)
Income Tax Benefit Related to Unrealized Loss on Interest Rate Swaps	98,518	59,429	156,336	63,634
Other Comprehensive Loss:	(246,672)	(148,801)	(391,441)	(159,331)

Comprehensive Income (Loss)	$(670,712)	$(582,317)	$213,439	$143,138

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2025	2024
CURRENT ASSETS:
Cash	$944,079	$1,886,697
Receivables, Net	2,834,313	2,313,808
Income Taxes Receivable	805,718	183,450
Materials, Supplies, and Inventories	22,959,571	24,746,532
Finanical Derivative Instruments	-	475,960
Prepaid Expenses and Other Current Assets	3,163,160	1,994,239
Total Current Assets	30,706,841	31,600,686

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	11,410,258	12,436,374
Other Investments	8,410,033	8,269,430
Right of Use Asset	1,131,195	1,090,638
Other Assets	764,762	803,582
Total Investments and Other Assets	57,340,908	58,224,684

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	326,198,508	318,329,007
Other Property & Equipment	35,597,638	35,035,142
Video Plant	19,566,058	19,329,406
Total Property, Plant and Equipment	381,362,204	372,693,555
Less Accumulated Depreciation	197,454,072	188,861,923
Net Property, Plant & Equipment	183,908,132	183,831,632

TOTAL ASSETS	$271,955,881	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$636,811	$-
Accounts Payable	8,441,423	11,405,555
Checks Written in Excess of Cash Balances	978,376	1,796,713
Other Accrued Taxes	266,152	263,411
Financial Derivative Instruments	71,817	-
Deferred Compensation	43,240	44,073
Accrued Compensation	1,910,861	939,235
Other Accrued Liabilities	494,076	548,567
Total Current Liabilities	12,842,756	14,997,554

LONG-TERM DEBT, Net of Unamortized
Loan Fees	140,742,788	140,949,072

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,577,862	22,734,197
Other Accrued Liabilities	1,034,873	996,810
Deferred Compensation	191,328	212,532
Total Noncurrent Liabilities	23,804,063	23,943,539

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,215,348 and 5,178,176 Shares Issued and Outstanding	8,692,246	8,630,293
Accumulated Other Comprehensive Gain (Loss)	(51,320)	340,121
Retained Earnings	85,925,348	84,796,423
Total Stockholders' Equity	94,566,274	93,766,837

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$271,955,881	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$604,880	$302,469
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	9,979,863	8,947,852
Unrealized Losses on Investments	22,646	-
(Gains) Losses on Investments	(5,834)	257,807
Undistributed Earnings of Other Equity Investments	(151,784)	(94,305)
Noncash Patronage Refund	(170,173)	(141,819)
Stock Issued in Lieu of Cash Payment	203,334	199,008
Distributions from Equity Investments	125,453	127,529
Stock-based Compensation	158,520	178,560
Changes in Assets and Liabilities:
Receivables	(454,651)	871,167
Income Taxes Receivable	(622,268)	(118,778)
Inventory for Resale	1,581	107,945
Prepaid Expenses	(944,777)	(284,512)
Other Assets	(12,830)	30,802
Accounts Payable	(241,896)	(59,300)
Checks Written in Excess of Cash Balance	(818,337)	(519,571)
Accrued Income Taxes	-	(581,098)
Other Accrued Taxes	2,741	(3,888)
Other Accrued Liabilities	914,641	2,129
Deferred Compensation	(22,037)	(22,899)
Net Cash Provided by Operating Activities	8,569,072	9,199,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(13,408,635)	(23,033,815)
Materials and Supplies for Construction	1,934,631	3,601,375
Other, Net	90,740	239,797
Net Cash Used in Investing Activities	(11,383,264)	(19,192,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(125,000,000)
Loan Proceeds	-	125,000,000
Loan Origination Fees	-	(1,662,893)
Changes in Revolving Credit Facility	141,650	8,467,851
Grants Received for Construction of Plant	1,729,924	3,128,712
Net Cash Provided by Financing Activities	1,871,574	9,933,670

NET CHANGE IN CASH	(942,618)	(59,875)

CASH at Beginning of Period	1,886,697	1,259,904

CASH at End of Period	$944,079	$1,200,029

Supplemental cash flow information:
Cash paid for interest	$5,694,691	$5,110,800
Net cash paid for income taxes	$857,500	$817,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED JUNE 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on March 31, 2025	5,178,176	$8,630,293	$195,352	$85,918,503	$94,744,148

Director's Stock Plan	37,172	61,953		365,525	427,478
Non-Cash, Share-Based Compensation				65,360	65,360
Net Loss				(424,040)	(424,040)
Unrealized Loss on Interest Rate Swap			(246,672)		(246,672)

BALANCE on June 30, 2025	5,215,348	$8,692,246	$(51,320)	$85,925,348	$94,566,274

	THREE MONTHS ENDED JUNE 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain	Earnings	Equity
BALANCE on March 31, 2024	5,133,207	8,555,345	$948,912	$89,297,343	$98,801,600

Director's Stock Plan	44,099	73,498		326,480	399,978
Restricted Stock Grant	870	1,450		8,033	9,483
Non-Cash, Share-Based Compensation				108,658	108,658
Net Loss				(433,516)	(433,516)
Unrealized Loss on Interest Rate Swap			(148,801)		(148,801)

BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$89,306,998	$98,737,402

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	$84,796,423	$93,766,837

Directors' Stock Plan	37,172	61,953		365,525	427,478
Non-Cash, Share-Based Compensation				158,520	158,520
Net Income				604,880	604,880
Unrealized Loss on Interest Rate Swap			(391,441)		(391,441)

BALANCE on June 30, 2025	5,215,348	$8,692,246	$(51,320)	$85,925,348	$94,566,274

	SIX MONTHS ENDED JUNE 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain	Earnings	Equity
BALANCE on December 31, 2024	5,133,207	$8,555,345	$959,442	$88,491,456	$98,006,243

Directors' Stock Plan	44,099	73,498		326,480	399,978
Employee Stock Plan	870	1,450		8,033	9,483
Non-Cash, Share-Based Compensation				178,560	178,560
Net Income				302,469	302,469
Unrealized Loss on Interest Rate Swap			(159,331)		(159,331)

BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$89,306,998	$98,737,402

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of our assets in the two-year period ended June 30, 2025. Depreciation expense was $8,664,869 and $7,777,678 for the six months ended June 30, 2025, and 2024. The increase in depreciation expense was primarily due to an increase in our fiber-to-the-premise (FTTP) network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2025, and December 31, 2024, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2025, and December 31, 2024, we had $0 and $20,904 of interest or penalties paid that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$(424,040)	$(424,040)	$(433,516)	$(433,516)	$604,880	$604,880	$302,469	$302,469

Weighted-average common shares outstanding	5,202,957	5,471,089	5,163,476	5,315,827	5,190,567	5,448,085	5,148,342	5,286,303

Net income per share	$(0.08)	$(0.08)	$(0.08)	$(0.08)	$0.12	$0.11	$0.06	$0.06

The weighted-average shares outstanding, basic, and diluted, are calculated as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,202,957	5,202,957	5,163,476	5,163,476	5,190,567	5,190,567	5,148,342	5,148,342

Dilutive RSU's/Options	-	268,132	-	152,351	-	257,518	-	137,961

Weighted-average common shares outstanding	5,202,957	5,471,089	5,163,476	5,315,827	5,190,567	5,448,085	5,148,342	5,286,303

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

The Company has implemented all, new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025	2024
Voice Service¹	$1,182,553	$1,327,509
Network Access¹	631,356	932,336
Video Service¹	2,862,425	2,973,791
Data Service¹	7,397,742	6,904,858
Directory²	128,768	135,850
Other Contracted Revenue³	527,584	722,537
Other⁴	498,907	463,469

Revenue from customers	13,229,335	13,460,350

Subsidy and other revenue outside scope of ASC 606⁵	4,577,204	3,717,504

Total revenue	$17,806,539	$17,177,854

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

For the three months ended June 30, 2025, approximately 71.49% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.71% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.80% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2024, approximately 75.66% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 21.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.70% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025	2024
Voice Services¹	$2,408,128	$2,699,896
Network Access¹	1,370,892	1,900,622
Video Service¹	5,743,105	5,963,740
Data Service¹	14,657,574	13,580,698
Directory²	254,539	276,615
Other Contracted Revenue³	1,076,265	1,398,371
Other⁴	1,030,885	934,005

Revenue from customers	26,541,388	26,753,947

Subsidy and other revenue outside scope of ASC 606⁵	9,145,920	7,369,032

Total revenue	$35,687,308	$34,122,979

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

For the six months ended June 30, 2025, approximately 71.48% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.63% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.89% of total revenue was from other sources including CPE and equipment sales and installation.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition TV, digital video recorders (DVR) and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our Watch TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with cable television services (CATV), satellite dish TV and off-air TV service providers. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30,	December 31,
	2025	2024

Accounts receivable, net - beginning balance	$1,567,927	$1,966,012
Accounts receivable, net - ending balance	2,088,432	1,567,927

Contract assets - beginning balance	1,419,660	1,458,631
Contract assets - ending balance	1,405,113	1,419,660

Contract liabilities - beginning balance	363,818	551,995
Contract liabilities - ending balance	378,632	363,818

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ended June 30, 2025, and 2024, the Company recognized expenses of $172,268 and $163,880, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2025, and 2024 the Company recognized expenses of $343,727 and $322,987, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the three months ended June 30, 2025, and 2024, the Company recognized revenues of $24,683 and $72,930, respectively, related to deferred revenues. During the six months ended June 30, 2025, and 2024, the Company recognized revenues of $183,918 and $237,858, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2025. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

Note 3 – Leases

Under the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, “Leases,” which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements and established a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The ASU also requires disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative requirements, providing additional information about the amounts recorded in the financial statements.

The following tables include the ROU assets and operating lease liabilities as of June 30, 2025, and December 31, 2024. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance June 30, 2025	Balance December 31, 2024
Operating Lease Right-Of-Use Assets	$1,131,195	$1,090,638

Operating Lease Liabilities	Balance June 30, 2025	Balance December 31, 2024
Short-Term Operating Lease Liabilities	$210,151	$191,902
Long-Term Operating Lease Liabilities	945,271	922,776
Total	$1,155,422	$1,114,678

Maturity analysis under these lease agreements is as follows:

Maturity Analysis	Balance June 30, 2025
2025 (remaining)	$139,843
2026	240,136
2027	191,911
2028	194,716
2029	190,681
Thereafter	547,552
Total	1,504,839
Less Imputed interest	(349,417)
Present Value of Operating Leases	$1,155,422

The following summarizes other information related to leases for the quarter ended June 30, 2025, as follows:

Weighted Average Remaining Lease Term (Years)	7.66
Weighted Average Discount Rate	6.52%

We amortize our leases over the shorter-of-the term of the lease or the useful life of the asset. Lease expenses for the three and six months ended June 30, 2025, were $78,252 and $156,163. Lease expenses for the three and six months ended June 30, 2024, were $149,337 and $297,333.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2024. As of June 30, 2025, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of June 30, 2025, and December 31, 2024.

In 2024 and 2023, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2024, after the testing was completed, we determined that there was no impairment to goodwill for Scott-Rice and Sleepy Eye Telephone Company as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing, we determined that there was an impairment to goodwill for Hutchinson Telephone Company (HTC) of $4.9 million as the determined fair value was not sufficient to pass the impairment test. The impairment was recorded in the fourth quarter of 2024.

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

The components of our identified intangible assets are as follows:

				June 30, 2025		December 31, 2024
				Gross		Gross
	Useful			Carrying	Accumulated	Carrying	Accumulated
	Lives (in years)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$34,488,841	$42,878,445	$33,677,015
Video Franchise				3,000,000	857,160	3,000,000	642,870
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$46,756,259	$35,346,001	$46,756,259	$34,319,885

Net Identified Intangible Assets					$11,410,258		$12,436,374

Amortization expense related to the definite-lived intangible assets was $1,026,116 and $1,026,117 for the six months ended June 30, 2025, and 2024. Amortization expense for the remaining six months of 2025 and the five years subsequent to 2025 is estimated to be:

●	(July 1 – December 31) – $1,021,196
●	2026 - $2,042,389
●	2027 - $1,335,247
●	2028 - $1,335,247
●	2029 - $1,335,247
●	2030 - $1,335,247

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of June 30, 2025.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $18,642,473 on this revolving note as of June 30, 2025.

The term and revolving loan borrowings initially bear interest at a “Margin for Secured Overnight Financing Rate (SOFR) Loans” of 3.75% above the applicable SOFR. The margin for SOFR loans for term and revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

Under the 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On June 30, 2025, $52,500,000 of our indebtedness was covered under IRSAs with CoBank. See Note 7 – “Interest Rate Swaps” for details regarding our IRSAs.

Our remaining outstanding debt of $91.1 million remains subject to variable interest rates at an effective weighted average interest rate of 8.19%, as of June 30, 2025.

As of June 30, 2025 our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $11.4 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of June 30, 2025, was 4.88. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include the Total Leverage Ratio and debt service coverage ratio. On June 30, 2025, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

We generally use variable-rate debt to finance our operations, capital expenditures and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank require that we enter into 35% of our existing debt interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

To meet this objective, we had entered into several IRSAs with CoBank, which allowed us to change the variable-rate cash flow exposure of the debt obligations to fixed cash flows. Under the terms of these IRSAs, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

We entered into the following IRSAs, which effectively locked in more than 35% of our variable-rate debt through July, 2025:

On August 1, 2018, we entered into an IRSA with CoBank covering $16,137,500 of our aggregate indebtedness to CoBank. As of June 30, 2025, our IRSA covered $8,069,300, with a weighted average interest rate of 6.71%.

On August 29, 2019, we entered into a second IRSA with CoBank covering an additional $42,000,000 of our aggregate indebtedness to CoBank. As of June 30, 2025, our IRSA covered $22,616,808, with a weighted average interest rate of 5.04%.

On September 17, 2024, we entered into a third IRSA with CoBank covering an additional $21,813,892 of our aggregate indebtedness. As of June 30, 2025, our IRSA covered $21,813,892, with a weighted average interest rate of 7.70%.

On July 31, 2025, we entered into a new IRSA with CoBank which replaced our existing three swaps which all expired on July 31, 2025, and covered $43,750,000 of our aggregate indebtedness. As of July 31, 2025, our IRSA covered $43,750,000, with a weighted average interest rate of 7.81%.

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

The fair value of the Company’s IRSAs was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSAs. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of June 30, 2025, the fair value liability of these swaps was $71,817, which has been recorded net of deferred tax benefit of $20,497, resulting in the $51,320 in accumulated other comprehensive income loss. As of June 30, 2024, the fair value asset of these swaps was $1,119,663, which has been recorded net of deferred tax expense of $319,552, resulting in the $800,111 in accumulated other comprehensive income gain.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determined fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company recognized a $22,646 unrealized loss on one of its investments for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company had not recorded any gains or losses on our investments.

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

Note 9 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of June 30, 2025, 148,877 shares remain available to be issued under the 2015 Plan.

Long-Term Cash Based Awards

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

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$432,245	$-	1/1/2028
Balance at June 30, 2025	$432,245	$-

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

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three months and six months ending June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$17,806,539	$17,177,854	$35,687,308	$34,122,979

Less:
Cost of Services, Excluding Depreciation and Amortization	7,763,416	7,989,743	15,439,113	15,785,764
Selling, General and Administrative	2,957,486	2,756,482	5,911,810	5,630,814
Depreciation and Amortization	4,855,138	4,449,136	9,690,985	8,803,795
Other Expense, net	2,819,443	2,584,600	3,805,289	3,482,514
Income Taxes Expense (Benefit)	(164,904)	(168,591)	235,231	117,623
Net Income (Loss)	$(424,040)	$(433,516)	$604,880	$302,469

The Communications Segment operates the following communications companies:

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company.
▪	HTC, a wholly owned subsidiary of Nuvera.
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Scott-Rice Telephone Co., a wholly owned subsidiary of Nuvera.
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

Note 11 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of June 30, 2025, the Company had outstanding contract amounts of approximately $10.9 million in 2025. We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2025 is approximately $35.2 million and will be financed primarily through operating cash flows.

Note 12 – Broadband Grants

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of June 30, 2025.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $1,729,924 for these projects as of June 30, 2025.

Note 13 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (Options) (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2025, 37,809 shares remain available for future grants under the 2017 OSP.

Option Awards

Prior to 2025, the Compensation Committee granted non-qualified stock Options. The Compensation Committee believed that grants of Options more directly aligned management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to our overall success.

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Excercisable	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	6.78	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	6.78	$-
Granted	154,294	14.70	7.75	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57		$-
Granted	107,453	11.00	8.74	7,522
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73		$7,522
Granted	-	-	-	-
Forfeited	(27,482)	13.60	-	(1,027)
Outstanding as of June 30, 2025	356,008	$16.96	7.69	$6,495
Exercisable as of June 30, 2025	256,185	$18.13	7.43	$2,427

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of June 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $311,506, which the Company expects to recognize over a weighted-average period of approximately 1.44 years. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $571,335, which the Company expects to recognize over a weighted-average period of approximately 1.79 years.

Note 14 – Subsequent Events

On July 31, 2025, we entered into a new IRSA with CoBank covering an additional $43,750,000 of our aggregate indebtedness to CoBank. This new swap effectively locked in a portion of our variable-rate debt through July 2026 and replaced our existing three swaps which all expired as of July 31, 2025. Under this new IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

In the first six months of 2025, we have seen our overall revenues increase primarily due to growth in governmental support revenues and Internet mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first six months of 2025, which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2025, we had $11.4 M of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

Executive Summary

Highlights:

Banking/Dividends

●

On July 31, 2025, we entered into a new IRSA with CoBank covering an additional $43,750,000 of our aggregate indebtedness to CoBank. This new swap effectively locked in a portion of our variable-rate debt through July 2026 and replaced our existing three swaps which all expired as of July 31, 2025. Under this new IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the SOFR variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

●

In 2025, we plan to upgrade 5,900 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of June 30, 2025, we have succeeded in upgrading 873 passings with these fiber services. Project-to-date, we have upgraded a total of 46,212 overall passings with these fiber services.

Broadband Grants

●

On March 5, 2024, the Company was awarded a grant from DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has not received any funds for this project as of June 30, 2025.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $1,729,924 for these projects as of June 30, 2025.

●

Net loss for the second quarter of 2025 totaled $424,040, which was a $9,476, or 2.19% decrease compared to the second quarter of 2024. This decrease was primarily due to an increase in governmental support revenues and data services, partially offset by an increase in interest expense, all of which are described below.

●

Consolidated revenue for the second quarter of 2025 totaled $17,806,539, which was a $628,685 or 3.66% increase compared to the second quarter of 2024. This increase was primarily due to increases in governmental support revenues, data services and other revenue, partially offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2025.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,733 or 13.89% for the twelve months ending June 30, 2025, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

	Nuvera Communications, Inc.
	Reporting by Technology

	Q2 2024		Q3 2024		Q4 2024		Q1 2025		Q2 2025
Premise Passings
Fiber - NuFiber/Gig-Cities	39,535		41,298		45,339		46,022		46,212
Non-Fiber	28,519		27,816		27,062		27,031		27,288
Total Passings	68,054		69,114		72,401		73,053		73,500
% Fiber Coverage	58.1%		59.8%		62.6%		63.0%		62.9%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	12,482		13,753		15,078		16,124		17,056
Business	1,142		1,261		1,338		1,437		1,551
Totals	13,624	34.5%	15,014	36.4%	16,416	36.2%	17,561	38.2%	18,607	40.3%
Non-Fiber
Residential	14,025		13,013		12,114		11,293		10,729
Business	1,202		1,090		1,025		922		799
Totals	15,227	53.4%	14,103	50.7%	13,139	48.6%	12,215	45.2%	11,528	42.2%
Total Broadband Connections	28,851	42.4%	29,117	42.1%	29,555	40.8%	29,776	40.8%	30,135	41.0%
% Broadband on Fiber	47.2%		51.6%		55.5%		59.0%		61.7%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$2,679,483	$73.96	$2,972,639	$74.32	$3,282,653	$74.66	$3,541,243	$74.89	$3,802,467	$75.22
Business	$574,883	$171.91	$579,972	$156.16	$603,643	$153.05	$654,977	$155.50	$724,336	$158.29 *
Totals	$3,254,366	$82.24	$3,552,611	$81.27	$3,886,296	$81.11	$4,196,220	$81.48	$4,526,803	$82.12
Non-Fiber
Residential	$2,573,466	$59.88	$2,411,569	$60.13	$2,193,437	$59.29	$2,048,638	$59.18	$1,932,474	$59.32
Business	$434,154	$114.95	$428,742	$127.98	$399,187	$126.65	$351,409	$122.66	$294,661	$118.43
Totals	$3,007,620	$64.33	$2,840,311	$65.37	$2,592,624	$64.57	$2,400,047	$64.03	$2,227,135	$63.51
Total Internet/BB Revenue	$6,261,986		$6,392,922		$6,478,920		$6,596,267		$6,753,938
% Revenue from Fiber	52.0%		55.6%		60.0%		63.6%		67.0%

Other Internet Revenue	$1,264,358		$1,062,375		$1,049,548		$1,091,851		$1,067,614

Total Internet Revenue	$7,526,344		$7,455,297		$7,528,468		$7,688,118		$7,821,552

All Other Revenue	$9,651,510		$10,161,038		$9,968,555		$10,192,651		$9,984,987

Total Revenue	$17,177,854		$17,616,335		$17,497,023		$17,880,769		$17,806,539

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

Financial results for the Communications Segment for the three and six months ended June 30, 2025, and 2024 are included below:

Communications Segment

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$1,083,432	$1,199,823	$(116,391)	-9.70%
Network Access	614,636	909,516	(294,880)	-32.42%
Video Service	2,862,495	2,973,791	(111,296)	-3.74%
Data Service	7,821,552	7,526,344	295,208	3.92%
A-CAM/FUSF	4,313,804	3,476,234	837,570	24.09%
Other	1,110,620	1,092,146	18,474	1.69%
Total Operating Revenues	17,806,539	17,177,854	628,685	3.66%

Cost of Services, Excluding Depreciation and Amortization	7,763,416	7,989,743	(226,327)	-2.83%
Selling, General and Administrative	2,957,486	2,756,482	201,004	7.29%
Depreciation and Amortization Expenses	4,855,138	4,449,136	406,002	9.13%
Total Operating Expenses	15,576,040	15,195,361	380,679	2.51%

Operating Income	$2,230,499	$1,982,493	$248,006	12.51%

Net Loss	$(424,040)	$(433,516)	$9,476	-2.19%

Capital Expenditures	$4,768,204	$11,945,088	$(7,176,884)	-60.08%

Communications Segment

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$2,204,868	$2,431,551	$(226,683)	-9.32%
Network Access	1,340,681	1,856,626	(515,945)	-27.79%
Video Service	5,743,175	5,963,740	(220,565)	-3.70%
Data Service	15,509,670	14,775,117	734,553	4.97%
A-CAM/FUSF	8,622,462	6,891,700	1,730,762	25.11%
Other	2,266,452	2,204,245	62,207	2.82%
Total Operating Revenues	35,687,308	34,122,979	1,564,329	4.58%

Cost of Services, Excluding Depreciation and Amortization	15,439,113	15,785,764	(346,651)	-2.20%
Selling, General and Administrative	5,911,810	5,630,814	280,996	4.99%
Depreciation and Amortization Expenses	9,690,985	8,803,795	887,190	10.08%
Total Operating Expenses	31,041,908	30,220,373	821,535	2.72%

Operating Income	$4,645,400	$3,902,606	$742,794	19.03%

Net Income	$604,880	$302,469	$302,411	99.98%

Capital Expenditures	$13,408,635	$23,033,815	$(9,625,180)	-41.79%

Key metrics
Access Lines	10,741	12,474	(1,733)	-13.89%
Video Customers	7,057	7,811	(754)	-9.65%
Data Customers	34,313	33,103	1,210	3.66%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,083,432, which was $116,391 or 9.7% lower in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $2,204,868 which was $226,683 or 9.32% lower in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $614,636, which was $294,880 or 32.42% lower in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $1,340,681, which was $515,945 or 27.79% lower in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,862,495, which was $111,296 or 3.74% lower in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $5,743,175, which was $220,565 or 3.70% lower in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $7,821,552, which was $295,208 or 3.92% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $15,509,670, which was $734,553 or 4.97% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to increases in fiber data customers, customers upgrading their packages and speeds and an increase in monthly equipment charges to our customers, partially offset by a decrease in non-fiber data customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $4,313,804, which was $837,570 or 24.09% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. A-CAM/FUSF support totaled $8,622,462, which was $1,730,762 or 25.11% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to our new CBOL funding through USAC and higher CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing, labor, and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. Other revenue was $1,110,620, which was $18,474 or 1.69% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $2,266,452 which was $62,207 or 2.82% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to an increase in our paper billing fee revenue and lease revenues, partially offset by a decrease in directory publishing, lower long-distance revenues, lower inside wire maintenance fees and a decrease in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $7,763,416, which was $226,327 or 2.83% lower in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $15,439,113, which was $346,651 or 2.20% lower in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases were primarily due to lower programming costs from video content providers due to a loss of video customers and a decline in CPE and retail sales. These decreases were partially offset by increased labor costs, and maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,957,486, which was $201,004 or 7.29% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $5,911,810, which was $280,996 or 4.99% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to increased customer acquisition costs associated with our FTTP network initiative and increased professional service fees.

Depreciation and Amortization

Depreciation and amortization were $4,855,138, which was $406,002 or 9.13% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $9,690,985, which was $887,190 or 10.08% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases in depreciation expense were primarily due to increases in our FTTP network assets to aid in our transition to our new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $2,230,499, which was $248,006 or 12.51% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $4,645,400, which was $742,794 or 19.03% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to increased governmental support revenues and increased data services, partially offset by higher depreciation and selling, general and administrative expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $2,952,809, which was $379,434 or 14.74% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $5,925,485, which was $837,787 or 16.47% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $37,775, which was $15,175 or 67.15% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $185,051, which was $49,621 or 36.64% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were primarily due to increases in dividend income earned from our investments.

Other income for the six months ended June 30, 2025, and 2024, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2025 was $1,656,597, compared to $1,196,948 allocated and received in 2024. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $71,736, which was $36,857 or 105.67% higher in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was $188,511, which was $92,288 or 95.91% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was higher in 2025 compared to 2024, primarily due to an improved operating performance by our equity investments in 2025.

Income Taxes

Income tax benefit was $164,904, which was $3,687 or 2.19% lower in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This decrease was primarily due to increased operating income, partially offset by increased interest expense. Income tax expense was $235,231, which was $117,608 or 99.99% higher in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily due to increased operating income and increased CoBank patronage dividends, partially offset by increased interest expense. The effective income tax rate for the six months ending June 30, 2025, and 2024 was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $235,945,873 as of June 30, 2025, reflecting 40.10% equity and 59.90% debt. This compares to a capital structure of $234,715,909 on December 31, 2024, reflecting 39.9% equity and 60.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.88 times debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our loan facility is 6.00:1.00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2025, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2025, we had a working capital surplus of $17,864,085. In addition, as of June 30, 2025, we had $11.4 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of June 30, 2024, was primarily the result of elevated inventory levels to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our debt facility with them.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$8,569,072	$9,199,098
Investing activities	(11,383,264)	(19,192,643)
Financing activities	1,871,574	9,933,670
Change in cash	$(942,618)	$(59,875)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2025 was $8,569,072, compared to cash generated by operations of $9,199,098 in the first six months of 2024. The decrease in cash from operating activities in 2025 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments, when declared by our BOD, to stockholders. Cash as of June 30, 2025, was $944,079, compared to $1,886,697 as of December 31, 2024.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $11,383,264 during the first six months of 2025 compared to $19,192,643 for the first six months of 2024. Capital expenditures relating to our fiber initiative and on-going operations were $13,408,635 for the six months ended June 30, 2025, compared to $23,033,815 for the six months ended June 30, 2024. Materials and supply expenditures decreased by $1,934,631 in the first six months of 2025 compared to a decrease of $3,601,375 for the first six months of 2024. The decreases for the six months ended June 30, 2025, and 2024, were primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit, and grant proceeds. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2025, we had $11.4 million available under our existing revolving credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025, was $1,871,574. This included changes in our revolving credit facility of $141,650, and grants received for construction of plant of $1,729,924. Cash provided by financing activities for the six months ended June 30, 2024, was $9,933,670. This included principal payments of $125,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,662,893, changes in our revolving credit facility of $8,467,851 and grants received for construction of plant of $3,128,712.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $17,864,085 as of June 30, 2025, with current assets of approximately $30.7 million and current liabilities of approximately $12.8 million, compared to a working capital surplus of $16,603,132 as of December 31, 2024. The ratio of current assets to current liabilities was 2.39 and 2.11 as of June 30, 2025, and December 31, 2024. The working capital surplus as of June 30, 2025, was primarily the result of elevated inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our debt facility with them.

As of June 30, 2025, and December 31, 2024, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of June 30, 2025, was 4.88. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Dividends and Restrictions

Nuvera did not declare or pay a dividend in the second quarter of 2025 or in 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our Total Leverage Ratio as of June 30, 2025, was 4.88.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Risks Relating to Our Business

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our FTTP broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials, or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand into markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

We received $8.62 million in the first six months of 2025, and $6.89 million in the first six months of 2024, in payments under the federal A-CAM and FUSF programs.

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

The imposition of new duties, tariffs, trade barriers and retaliatory countermeasures implemented by the United States and other governments and resulting impact on customer demand may have a material adverse effect on our business, fiber build initiatives, financial condition and results of operations. The implementation of significant changes to United States trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, significant new tariffs on goods imported into the United States, have introduced uncertainty to our business and may increase the cost of our services and fiber build initiatives, which could reduce our gross margin. The imposition of additional tariffs or other trade barriers by countries outside of the United States may increase our costs, and to the extent these increased costs result in increased prices for our customers, the demand for our services may decrease as our customers seek alternative options, making it more difficult for us to sell our services.

The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our services.

As a result of these dynamics, we may find it difficult to predict the impact to our business of these and future changes to the trading relationships between the United States or other countries or the impact on our business of new laws or regulations adopted by the United States or other countries.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of June 30, 2025, we had $143.6 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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
●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTP initiatives, acquisitions, or other purposes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases

The company did not purchase any shares under any stock repurchase programs in 2025 or 2024, respectively, and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

10.13*+	Nuvera Communications, Inc. Long-Term Incentive Plan.

10.14*+	Nuvera Communications, Inc. 2025 Long-Term Incentive Plan Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVERA COMMUNICATIONS, INC.

Dated: August 14, 2025	By: /s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 14, 2025	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer