Form 10-Q
period 2025-09-30
Nuvera Communications, Inc.
filed 2025-11-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of November 14, 2025: 5,215,348.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3-9

	Consolidated Statements of Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2025, and 2024	3

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine Months Ended September 30, 2025, and 2024	4

	Consolidated Balance Sheets (unaudited) as of September 30, 2025, and December 31, 2024	5-6

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2025, and 2024	7

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three and Nine Months ended September 30, 2025, and 2024	8-9

	Condensed Notes to Consolidated Financial Statements (unaudited)	10-31

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-45

Item 3	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4	Controls and Procedures	45-46

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	46

Item 1A	Risk Factors	46-49

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3	Defaults upon Senior Securities	49

Item 4	Mine Safety Disclosures	49

Item 5	Other Information	50

Item 6	Exhibits Listing	50

	Signatures	51

	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Voice Service	$1,048,429	$1,149,189	$3,253,297	$3,580,740
Network Access	795,185	745,268	2,135,866	2,601,894
Video Service	2,796,620	2,928,080	8,539,795	8,891,820
Data Service	8,000,182	7,455,297	23,509,852	22,230,414
A-CAM/FUSF	4,235,846	4,208,559	12,858,308	11,100,259
Other Non-Regulated	1,166,982	1,129,942	3,433,434	3,334,187
Total Operating Revenues	18,043,244	17,616,335	53,730,552	51,739,314

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,333,428	4,069,582	12,573,367	12,032,377
Cost of Video	2,124,383	2,202,721	6,401,435	6,871,102
Cost of Data	1,235,715	1,171,707	3,582,803	3,520,942
Cost of Other Nonregulated Services	359,050	368,152	934,084	1,173,505
Depreciation and Amortization	4,875,615	4,497,082	14,566,600	13,300,877
Selling, General and Administrative	2,598,417	2,507,707	8,510,227	8,138,521
Total Operating Expenses	15,526,608	14,816,951	46,568,516	45,037,324

OPERATING INCOME	2,516,636	2,799,384	7,162,036	6,701,990

OTHER INCOME (EXPENSE)
Interest Expense	(3,107,393)	(3,076,442)	(9,032,878)	(8,164,140)
Interest/Dividend Income	22,165	20,409	207,216	155,839
Interest During Construction	129,120	281,729	235,969	716,119
Gain (Loss) on Investments	-	-	(22,646)	-
Loss on Sale of Investments	-	-	5,834	(257,807)
CoBank Patronage Dividends	-	-	1,656,597	1,196,948
Other Investment Income	93,096	88,396	281,607	184,619
Total Other Income (Expense)	(2,863,012)	(2,685,908)	(6,668,301)	(6,168,422)

INCOME (LOSS) BEFORE INCOME TAXES	(346,376)	113,476	493,735	533,568

INCOME TAXES (BENEFIT) EXPENSE	(96,986)	31,778	138,245	149,401

NET INCOME (LOSS)	$(249,390)	$81,698	$355,490	$384,167

NET INCOME (LOSS) PER SHARE
Basic	$(0.05)	$0.02	$0.07	$0.07
Diluted	$(0.05)	$0.02	$0.07	$0.07

DIVIDENDS PER SHARE	$0.0000	$0.0000	$0.0000	$0.0000

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,215,348	5,178,176	5,198,827	5,158,286
Diluted	5,500,921	5,362,674	5,465,697	5,311,760

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Income (Loss)	$(249,390)	$81,698	$355,490	$384,167

Other Comprehensive Gain (Loss):
Unrealized Gains (Losses) on Interest Rate Swaps	217,748	(546,631)	(330,029)	(769,596)
Income Tax Expense (Benefit) Related to Unrealized
Gains (Losses) on Interest Rate Swaps	(62,146)	156,009	94,190	219,643
Other Comprehensive Gain (Loss):	155,602	(390,622)	(235,839)	(549,953)

Comprehensive Income (Loss)	$(93,788)	$(308,924)	$119,651	$(165,786)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2025	2024
CURRENT ASSETS:
Cash	$557,035	$1,886,697
Receivables, Net	3,633,748	2,313,808
Income Taxes Receivable	1,110,204	183,450
Materials, Supplies, and Inventories	21,173,411	24,746,532
Financial Derivative Instruments	145,931	475,960
Prepaid Expenses and Other Current Assets	2,640,336	1,994,239
Total Current Assets	29,260,665	31,600,686

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	10,899,660	12,436,374
Other Investments	8,407,317	8,269,430
Right of Use Asset	1,378,682	1,090,638
Other Assets	750,842	803,582
Total Investments and Other Assets	57,061,161	58,224,684

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	336,190,775	318,329,007
Other Property & Equipment	35,864,227	35,035,142
Video Plant	19,635,809	19,329,406
Total Property, Plant and Equipment	391,690,811	372,693,555
Less Accumulated Depreciation	201,779,089	188,861,923
Net Property, Plant & Equipment	189,911,722	183,831,632

TOTAL ASSETS	$276,233,548	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$1,256,123	$-
Accounts Payable	11,088,365	11,405,555
Checks Written in Excess of Cash Balances	1,326,639	1,796,713
Other Accrued Taxes	331,386	263,411
Deferred Compensation	42,823	44,073
Accrued Compensation	1,910,185	939,235
Other Accrued Liabilities	558,315	548,567
Total Current Liabilities	16,513,836	14,997,554

LONG-TERM DEBT, Net of Unamortized
Loan Fees	141,128,382	140,949,072

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,640,007	22,734,197
Other Accrued Liabilities	1,235,866	996,810
Deferred Compensation	180,727	212,532
Total Noncurrent Liabilities	24,056,600	23,943,539

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,215,348 and 5,178,176 Shares Issued and Outstanding	8,692,246	8,630,293
Accumulated Other Comprehensive Gain	104,282	340,121
Retained Earnings	85,738,202	84,796,423
Total Stockholders' Equity	94,534,730	93,766,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,233,548	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$355,490	$384,167
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	15,008,666	13,589,054
Unrealized Losses on Investments	22,646	-
(Gains)/Losses on Investments	(5,834)	257,807
Undistributed Earnings of Other Equity Investments	(226,336)	(151,126)
Noncash Patronage Refund	(182,423)	(166,519)
Stock Issued in Lieu of Cash Payment	313,334	299,008
Distributions from Equity Investments	225,453	127,529
Stock-based Compensation	220,764	288,412
Changes in Assets and Liabilities:
Receivables	(437,725)	654,346
Income Taxes Receivable	(926,754)	(342,525)
Inventory for Resale	5,793	122,756
Prepaid Expenses	(531,953)	(62,336)
Other Assets	(9,392)	45,008
Accounts Payable	(220,483)	84,360
Checks Written in Excess of Cash Balance	(470,074)	(2,270,832)
Accrued Income Taxes	-	(581,098)
Other Accrued Taxes	67,975	(68,385)
Other Accrued Liabilities	931,710	(192,205)
Deferred Compensation	(33,055)	(34,348)
Net Cash Provided by Operating Activities	14,107,802	11,983,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(23,050,717)	(38,437,630)
Materials and Supplies for Construction	3,736,531	6,452,434
Other, Net	90,740	239,797
Net Cash Used in Investing Activities	(19,223,446)	(31,745,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(125,000,000)
Loan Proceeds	-	125,000,000
Loan Origination Fees	(35,000)	(1,703,825)
Changes in Revolving Credit Facility	1,028,367	16,090,669
Grants Received for Construction of Plant	2,792,615	4,699,862
Net Cash Provided by Financing Activities	3,785,982	19,086,706

NET CHANGE IN CASH	(1,329,662)	(675,620)

CASH at Beginning of Period	1,886,697	1,259,904

CASH at End of Period	$557,035	$584,284

Supplemental cash flow information:
Cash paid for interest	$8,625,798	$8,050,168
Net cash paid for income taxes	$1,065,000	$1,073,024

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on June 30, 2025	5,215,348	$8,692,246	$(51,320)	$85,925,348	$94,566,274

Non-Cash, Share-Based Compensation				62,244	62,244
Net Loss				(249,390)	(249,390)
Unrealized Gain on Interest Rate Swap			155,602		155,602

BALANCE on September 30, 2025	5,215,348	$8,692,246	$104,282	$85,738,202	$94,534,730

	THREE MONTHS ENDED SEPTEMBER 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity
BALANCE on June 30, 2024	5,178,176	$8,630,293	$800,111	$89,306,998	$98,737,402

Non-Cash, Share-Based Compensation				109,852	109,852
Net Income				81,698	81,698
Unrealized Loss on Interest Rate Swap			(390,622)		(390,622)

BALANCE on September 30, 2024	5,178,176	$8,630,293	$409,489	$89,498,548	$98,538,330

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	$84,796,423	$93,766,837

Directors' Stock Plan	37,172	61,953		365,525	427,478
Non-Cash, Share-Based Compensation				220,764	220,764
Net Income				355,490	355,490
Unrealized Loss on Interest Rate Swap			(235,839)		(235,839)

BALANCE on September 30, 2025	5,215,348	$8,692,246	$104,282	$85,738,202	$94,534,730

	NINE MONTHS ENDED SEPTEMBER 30, 2024
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity
BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$88,491,456	$98,006,243

Directors' Stock Plan	44,099	73,498		326,480	399,978
Employee Stock Plan	870	1,450		8,033	9,483
Non-Cash, Share-Based Compensation				288,412	288,412
Net Income				384,167	384,167
Unrealized Loss on Interest Rate Swap			(549,953)		(549,953)

BALANCE on September 30, 2024	5,178,176	$8,630,293	$409,489	$89,498,548	$98,538,330

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ended September 30, 2025. Depreciation expense was $13,029,886 and $11,761,702 for the nine months ended September 30, 2025, and 2024. The increase in depreciation expense was primarily due to an increase in our fiber-to-the-premise (FTTP) network to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of September 30, 2025, and December 31, 2024, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2021 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of September 30, 2025, and December 31, 2024, we had $0 and $20,904 of interest or penalties accrued that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income	$(249,390)	$(249,390)	$81,698	$81,698	$355,490	$355,490	$384,167	$384,167

Weighted-average common shares outstanding	5,215,348	5,500,921	5,178,176	5,362,674	5,198,827	5,465,697	5,158,286	5,311,760

Net income per share	$(0.05)	$(0.05)	$0.02	$0.02	$0.07	$0.07	$0.07	$0.07

The weighted-average shares outstanding, basic, and diluted, are calculated as follows:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,215,348	5,215,348	5,178,176	5,178,176	5,198,827	5,198,827	5,158,286	5,158,286

Dilutive Options	-	285,573	-	184,498	-	266,870	-	153,474

Weighted-average common shares outstanding	5,215,348	5,500,921	5,178,176	5,362,674	5,198,827	5,465,697	5,158,286	5,311,760

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements and our operating and financial conditions.

Recent Accounting Developments

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. This accounting update requires disclosure of disaggregated expense in prescribed categories underlying any relevant income statement expense caption. The updated disclosure requirements are to be adopted for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures. The Company expects the adoption of the standard to result in additional disaggregation of expense captions within its footnote disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts/services with customers for the quarters ended September 30, 2025, and 2024:

	Quarters Ended September 30,
	2025	2024
Voice Service¹	$1,143,193	$1,267,195
Network Access¹	811,903	767,082
Video Service¹	2,796,620	2,928,080
Data Service¹	7,553,649	7,038,182
Directory²	125,642	132,073
Other Contracted Revenue³	558,202	502,857
Other⁴	635,806	485,210

Revenue from customers	13,625,015	13,120,679

Subsidy and other revenue outside scope of ASC 606⁵	4,418,229	4,495,656

Total revenue	$18,043,244	$17,616,335

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

For the quarter ended September 30, 2025, approximately 71.99% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 24.49% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.52% of total revenue was from other sources including CPE and equipment sales and installation.

For the quarter ended September 30, 2024, approximately 71.73% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.52% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.75% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts/services with customers for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
	2025	2024
Voice Services¹	$3,551,321	$3,967,091
Network Access¹	2,182,795	2,667,704
Video Service¹	8,539,725	8,891,820
Data Service¹	22,211,223	20,618,880
Directory²	380,181	408,688
Other Contracted Revenue³	1,634,467	1,901,228
Other⁴	1,666,691	1,419,215

Revenue from customers	40,166,403	39,874,626

Subsidy and other revenue outside scope of ASC 606⁵	13,564,149	11,864,688

Total revenue	$53,730,552	$51,739,314

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

For the nine months ended September 30, 2025, approximately 71.65% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.25% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.10% of total revenue was from other sources including CPE and equipment sales and installation.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	September 30,	December 31,
	2025	2024

Accounts receivable, net - beginning balance	$1,567,927	$1,966,012
Accounts receivable, net - ending balance	2,005,653	1,567,927

Contract assets - beginning balance	1,419,660	1,458,631
Contract assets - ending balance	1,408,840	1,419,660

Contract liabilities - beginning balance	363,818	551,995
Contract liabilities - ending balance	375,010	363,818

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ended September 30, 2025, and 2024, the Company recognized expenses of $181,548 and $173,140, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2025, and 2024, the Company recognized expenses of $525,275 and $496,127, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contract liabilities include customer deposits that are not recognized as revenue, but are instead returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized in revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities.

During the quarters ended September 30, 2025, and 2024, the Company recognized revenues of $18,430 and $34,436, respectively, related to deferred revenues. During the nine months ended September 30, 2025, and 2024, the Company recognized revenues of $202,348 and $272,294, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2025. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

Note 3 – Leases

Under the FASB ASU 2016-02, “Leases,” which, together with its related clarifying ASUs, provided revised guidance for lease accounting and related disclosure requirements and established a right-to-use (ROU) model that requires lessees to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The ASU also requires disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative requirements, providing additional information about the amounts recorded in the financial statements.

The following tables include the ROU assets and operating lease liabilities as of September 30, 2025, and December 31, 2024. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance September 30, 2025	Balance December 31, 2024
Operating Lease Right-Of-Use Assets	$1,378,682	$1,090,638

Operating Lease Liabilities	Balance September 30, 2025	Balance December 31, 2024
Short-Term Operating Lease Liabilities	$252,522	$191,902
Long-Term Operating Lease Liabilities	1,150,404	922,776
Total	$1,402,926	$1,114,678

Maturity analysis under these lease agreements is as follows:

Maturity Analysis	Balance September 30, 2025
2025 (remaining)	$89,419
2026	319,546
2027	271,321
2028	270,326
2029	258,691
Thereafter	582,993
Total	1,792,296
Less Imputed interest	(389,370)
Present Value of Operating Leases	$1,402,926

The following summarizes other information related to leases for the quarter ended September 30, 2025, as follows:

Weighted Average Remaining Lease Term (Years)	7.04
Weighted Average Discount Rate	6.83%

We amortize our leases over the shorter-of-the-term of the lease or the useful life of the asset. Lease expenses for the quarter and nine months ended September 30, 2025, were $96,436 and $252,599. Lease expenses for the quarter and nine months ended September 30, 2024, were $87,043 and $384,376.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2024. As of September 30, 2025, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of September 30, 2025, and December 31, 2024.

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

The components of our identified intangible assets are as follows:

				September 30, 2025		December 31, 2024
				Gross		Gross
	Useful			Carrying	Accumulated	Carrying	Accumulated
	Lives (years)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$34,892,294	$42,878,445	$33,677,015
Video Franchise				3,000,000	964,305	3,000,000	642,870
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$46,756,259	$35,856,599	$46,756,259	$34,319,885

Net Identified Intangible Assets					$10,899,660		$12,436,374

Amortization expense related to the definite-lived intangible assets was $1,536,714 and $1,539,175 for the nine months ended September 30, 2025, and 2024. Amortization expense for the remaining three months of 2025 and the five years subsequent to 2025 is estimated to be:

●	(October 1 – December 31) – $510,598
●	2026 - $2,042,389
●	2027 - $1,335,247
●	2028 - $1,335,247
●	2029 - $1,335,247
●	2030 - $1,335,247

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of September 30, 2025.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $19,529,190 on this revolving note as of September 30, 2025.

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

Under the 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On September 30, 2025, $43,750,000 of our indebtedness was covered under an IRSA with CoBank. See Note 7 – “Interest Rate Swaps” for details regarding our IRSA.

Our remaining outstanding debt of $100.8 million remains subject to variable interest rates at an effective weighted average interest rate of 7.84%, as of September 30, 2025.

As of September 30, 2025, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $10.5 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on the current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of September 30, 2025, was 4.90. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include the Total Leverage Ratio and debt service coverage ratio. On September 30, 2025, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

We entered into the following IRSA, which effectively locked in more than 35% of our variable-rate debt through July, 2026. On July 31, 2025, we entered into a new IRSA with CoBank which replaced our existing three swaps which all expired on July 31, 2025, and covered $43,750,000 of our aggregate indebtedness. As of September 30, 2025, our IRSA covered $43,750,000, with a weighted average interest rate of 7.56%.

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

Our IRSA under our credit facilities, qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive gain (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of September 30, 2025, the fair value asset of this swap was $145,931, which has been recorded net of deferred tax expense of $41,649, resulting in the $104,282 in accumulated other comprehensive income. As of September 30, 2024, the fair value asset of these swaps was $573,032, which has been recorded net of deferred tax expense of $163,543, resulting in the $409,489 in accumulated other comprehensive income.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determined fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company recognized a $22,646 unrealized loss on one of its investments for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company had not recorded any gains or losses on our investments.

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

Note 9 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of September 30, 2025, 148,877 shares remain available to be issued under the 2015 Plan.

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

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$432,245	$-	1/1/2028
Balance at September 30, 2025	$432,245	$-

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

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three and nine months ending September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$18,043,244	$17,616,335	$53,730,552	$51,739,314

Less:
Cost of Services, Excluding Depreciation and Amortization	8,052,576	7,812,162	23,491,689	23,597,926
Selling, General and Administrative	2,598,417	2,507,707	8,510,227	8,138,521
Depreciation and Amortization	4,875,615	4,497,082	14,566,600	13,300,877
Other Expense, net	2,863,012	2,685,908	6,668,301	6,168,422
Income Taxes Expense (Benefit)	(96,986)	31,778	138,245	149,401
Net Income (Loss)	$(249,390)	$81,698	$355,490	$384,167

The Communications Segment operates the following communications companies:

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company.
▪	HTC, a wholly owned subsidiary of Nuvera.
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Scott-Rice, a wholly owned subsidiary of Nuvera.
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera.
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

Note 11 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of September 30, 2025, the Company had outstanding contract amounts of approximately $3.1 million in 2025. We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2025 is approximately $35.2 million and will be financed primarily through operating cash flows.

Note 12 – Broadband Grants

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of September 30, 2025.

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue county. The Company has received $0 for this project as of September 30, 2025.

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $41,154 for this project as of September 30, 2025.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55.0% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $7,712,473 for these projects as of September 30, 2025.

Note 13 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (Options) (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of September 30, 2025, 37,809 shares remain available for future grants under the 2017 OSP.

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

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Excercisable	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	6.53	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	6.53	$-
Granted	154,294	14.70	7.50	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	7.08	$-
Granted	107,453	11.00	8.50	171,925
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	7.43	$171,925
Granted	-	-	-	-
Forfeited	(27,482)	13.60	-	(23,464)
Outstanding as of September 30, 2025	356,008	$16.96	7.43	$148,461
Exercisable as of September 30, 2025	256,185	$18.13	7.18	$55,464

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of September 30, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $249,262, which the Company expects to recognize over a weighted-average period of approximately 1.24 years. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $571,335, which the Company expects to recognize over a weighted-average period of approximately 1.79 years.

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

In the first nine months of 2025, we have seen our overall revenues increase primarily due to growth in governmental support revenues and Internet mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first nine months of 2025, which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of September 30, 2025, we had $10.5 million of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

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

●

In 2025, we plan to upgrade 5,900 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of September 30, 2025, we have succeeded in upgrading 3,278 passings with these fiber services. Project-to-date, we have upgraded a total of 48,617 overall passings with these fiber services.

Broadband Grants

●

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of September 30, 2025.

●

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue county. The Company has received $0 for this project as of September 30, 2025.

●

On March 5, 2024, the Company was awarded a grant from the DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $41,154 for this project as of September 30, 2025.

●

On December 8, 2022, the Company was awarded four broadband grants from the DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $7,712,473 for these projects as of September 30, 2025.

●

Net loss for the third quarter of 2025 totaled $249,390, which was a $331,088, or 405.26% decrease compared to the third quarter of 2024. This decrease was primarily due to an increase in interest expense, partially offset by an increase in governmental support revenues and data services, all of which are described below.

●

Consolidated revenue for the third quarter of 2025 totaled $18,043,244, which was a $426,909 or 2.42% increase compared to the third quarter of 2024. This increase was primarily due to increases in governmental support revenues, data services and other revenue, partially offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2025.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,721 or 14.2% for the twelve months ended September 30, 2025, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

Nuvera Communications, Inc.

Reporting by Technology

	Q3 2024		Q4 2024		Q1 2025		Q2 2025		Q3 2025
Premise Passings
Fiber - NuFiber/Gig-Cities	41,298		45,339		46,022		46,212		48,617
Non-Fiber	27,816		27,062		27,031		27,288		26,701
Total Passings	69,114		72,401		73,053		73,500		75,318
% Fiber Coverage	59.8%		62.6%		63.0%		62.9%		64.5%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	13,753		15,078		16,124		17,056		17,724
Business	1,261		1,338		1,437		1,551		1,592
Totals	15,014	36.4%	16,416	36.2%	17,561	38.2%	18,607	40.3%	19,316	39.7%
Non-Fiber
Residential	13,013		12,114		11,293		10,729		10,229
Business	1,090		1,025		922		799		768
Totals	14,103	50.7%	13,139	48.6%	12,215	45.2%	11,528	42.2%	10,997	41.2%
Total Broadband Connections	29,117	42.1%	29,555	40.8%	29,776	40.8%	30,135	41.0%	30,313	40.2%
% Broadband on Fiber	51.6%		55.5%		59.0%		61.7%		63.7%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$2,972,639	$74.32	$3,282,653	$74.66	$3,541,243	$74.89	$3,802,467	$75.22	$3,948,740	$75.21
Business	$579,972	$156.16	$603,643	$153.05	$654,977	$155.50	$724,336	$158.29	$746,341	$157.46 *
Totals	$3,552,611	$81.27	$3,886,296	$81.11	$4,196,220	$81.48	$4,526,803	$82.12	$4,695,081	$82.02
Non-Fiber
Residential	$2,411,569	$60.13	$2,193,437	$59.29	$2,048,638	$59.18	$1,932,474	$59.32	$1,919,567	$61.46
Business	$428,742	$127.98	$399,187	$126.65	$351,409	$122.66	$294,661	$118.43	$280,438	$120.21
Totals	$2,840,311	$65.37	$2,592,624	$64.57	$2,400,047	$64.03	$2,227,135	$63.51	$2,200,005	$65.55
Total Internet/BB Revenue	$6,392,922		$6,478,920		$6,596,267		$6,753,938		$6,895,086
% Revenue from Fiber	55.6%		60.0%		63.6%		67.0%		68.1%

Other Internet Reveneue	$1,062,375		$1,049,548		$1,091,851		$1,067,614		$1,105,096

Total Internet Revenue	$7,455,297		$7,528,468		$7,688,118		$7,821,552		$8,000,182

All Other Revenue	$10,161,038		$9,968,555		$10,192,651		$9,984,987		$10,043,062

Total Revenue	$17,616,335		$17,497,023		$17,880,769		$17,806,539		$18,043,244

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

Financial results for the Communications Segment for the three and nine months ended September 30, 2025, and 2024 are included below:

Communications Segment
	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$1,048,429	$1,149,189	$(100,760)	-8.77%
Network Access	795,185	745,268	49,917	6.70%
Video Service	2,796,620	2,928,080	(131,460)	-4.49%
Data Service	8,000,182	7,455,297	544,885	7.31%
A-CAM/FUSF	4,235,846	4,208,559	27,287	0.65%
Other	1,166,982	1,129,942	37,040	3.28%
Total Operating Revenues	18,043,244	17,616,335	426,909	2.42%

Cost of Services, Excluding Depreciation and Amortization	8,052,576	7,812,162	240,414	3.08%
Selling, General and Administrative	2,598,417	2,507,707	90,710	3.62%
Depreciation and Amortization Expenses	4,875,615	4,497,082	378,533	8.42%
Total Operating Expenses	15,526,608	14,816,951	709,657	4.79%

Operating Income	$2,516,636	$2,799,384	$(282,748)	-10.10%

Net Income	$(249,390)	$81,698	$(331,088)	-405.26%

Capital Expenditures	$9,642,082	$15,403,815	$(5,761,733)	-37.40%

Communications Segment
	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$3,253,297	$3,580,740	$(327,443)	-9.14%
Network Access	2,135,866	2,601,894	(466,028)	-17.91%
Video Service	8,539,795	8,891,820	(352,025)	-3.96%
Data Service	23,509,852	22,230,414	1,279,438	5.76%
A-CAM/FUSF	12,858,308	11,100,259	1,758,049	15.84%
Other	3,433,434	3,334,187	99,247	2.98%
Total Operating Revenues	53,730,552	51,739,314	1,991,238	3.85%

Cost of Services, Excluding Depreciation and Amortization	23,491,689	23,597,926	(106,237)	-0.45%
Selling, General and Administrative	8,510,227	8,138,521	371,706	4.57%
Depreciation and Amortization Expenses	14,566,600	13,300,877	1,265,723	9.52%
Total Operating Expenses	46,568,516	45,037,324	1,531,192	3.40%

Operating Income	$7,162,036	$6,701,990	$460,046	6.86%

Net Income	$355,490	$384,167	$(28,677)	-7.46%

Capital Expenditures	$23,050,717	$38,437,630	$(15,386,913)	-40.03%

Key metrics
Access Lines	10,397	12,118	(1,721)	-14.20%
Video Customers	6,907	7,619	(712)	-9.35%
Data Customers	34,451	33,314	1,137	3.41%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $1,048,429, which was $100,760 or 8.77% lower in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $3,253,297 which was $327,443 or 9.14% lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue was derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $795,185, which was $49,917 or 6.70% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. This increase was primarily due to lower true-up adjustments in regulatory revenue in 2025. Network access revenue was $2,135,866, which is $466,028 or 17.91% lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,796,620, which was $131,460 or 4.49% lower in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. Video service revenue was $8,539,795, which was $352,025 or 3.96% lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data Service revenue was $8,000,182, which was $544,885 or 7.31% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $23,509,852, which was $1,279,438 or 5.76% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to increases in fiber customers, customers upgrading their packages and speeds and an increase in monthly equipment charges to our customers, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $4,235,846, which was $27,287 or 0.65% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. A-CAM/FUSF support totaled $12,858,308, which was $1,758,049 or 15.84% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to our new CBOL funding through USAC and higher CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. On an annualized basis this new program will provide $3.9 million of new funding based on the tariff filing and the Company’s expected line counts. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and services of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. Other revenue was $1,166,982, which was $37,040 or 3.28% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $3,433,434 which was $99,247 or 2.98% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to an increase in our paper billing fee revenue and lease revenues, partially offset by a decrease in directory publishing, lower long-distance revenues, lower inside wire maintenance fees and a decrease in the sales and installation of CPE.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $8,052,576, which was $240,414 or 3.08% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. This increase was primarily due to increased labor costs, and maintenance and support agreements on our equipment and software, partially offset by lower programming costs from video content providers due to the loss of video customers. Costs of services (excluding depreciation and amortization) were $23,491,689, which was $106,237 or 0.45% lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily due to lower programming costs from video content providers due to a loss of video customers and a decline in CPE and retail sales. This decrease was partially offset by increased labor costs, and maintenance and support agreements on our equipment and software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,598,417, which was $90,710 or 3.62% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $8,510,227, which was $371,706 or 4.57% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to increased customer acquisition costs associated with our FTTP network initiative and increased professional service fees.

Depreciation and Amortization

Depreciation and amortization were $4,875,615, which was $378,533 or 8.42% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $14,566,600, which was $1,265,723 or 9.52% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases in depreciation expense were primarily due to increases in our FTTP network assets to aid in our transition to our new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $2,516,636, which was $282,748 or 10.10% lower in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. This decrease was primarily due to higher expenses, partially offset by increased data services revenues, all of which are described above. Operating income was $7,162,036, which was $460,046 or 6.86% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily due to increased governmental support revenues and increased data services revenues, partially offset by higher depreciation and selling, general and administrative expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $3,107,393, which was $30,951 or 1.01% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $9,032,878, which was $868,738 or 10.64% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to higher outstanding debt balances on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $22,165, which was $1,756 or 8.60% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $207,216, which was $51,377 or 32.97% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases were primarily due to increases in dividend income earned from our investments.

Other income for the nine months ended September 30, 2025, and 2024, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2025 was $1,656,597, compared to $1,196,948 allocated and received in 2024. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $93,096, which was $4,700 or 5.32% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, and was $281,607, which was $96,988 or 52.53% higher in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was higher in 2025 compared to 2024, primarily due to an improved operating performance by our equity investments in 2025.

Income Taxes

Income tax benefit was $96,986, which was $128,764 or 405.20% higher in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024. This increase was primarily due to decreased operating income and increased interest expense, partially offset by decreased interest during construction. Income tax expense was $138,245, which was $11,156 or 7.47% lower in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily due to increased interest expense, partially offset by increased operating income and increased CoBank patronage dividends. The effective income tax rate for the nine months ending September 30, 2025, and 2024 was approximately 28.00%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $236,919,235 as of September 30, 2025, reflecting 39.9% equity and 60.1% debt. This compares to a capital structure of $234,715,909 on December 31, 2024, reflecting 39.9% equity and 60.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.90 times debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our loan facility is 6.00:1.00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and new credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the nine months ended September 30, 2025, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of September 30, 2025, we had a working capital surplus of $12,746,829. In addition, as of September 30, 2025, we had $10.5 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of September 30, 2025, was primarily the result of elevated inventory levels to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our debt facility with them.

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

The following table summarizes our cash flow:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$14,107,802	$11,983,073
Investing activities	(19,223,446)	(31,745,399)
Financing activities	3,785,982	19,086,706
Change in cash	$(1,329,662)	$(675,620)

Cash Flows from Operating Activities

Cash generated by operations in the first nine months of 2025 was $14,107,802, compared to cash generated by operations of $11,983,073 in the first nine months of 2024. The increase in cash from operating activities in 2024 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments, when declared by our BOD, to stockholders. Cash as of September 30, 2025, was $557,035, compared to $1,886,697 as of December 31, 2024.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $19,223,446 during the first nine months of 2025 compared to $31,745,399 for the first nine months of 2024. Capital expenditures relating to our fiber initiative and on-going operations were $23,050,717 for the nine months ended September 30, 2025, compared to $38,437,630 for the nine months ended September 30, 2024. Materials and supply expenditures decreased by $3,736,531 in the first nine months of 2025 compared to a decrease of $6,452,434 for the first nine months of 2024. The decreases for the nine months ended September 30, 2025, and 2024, were primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit, and grant proceeds. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of September 30, 2025, we had $10.5 million available under our existing revolving credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025, was $3,785,982. This included changes in our revolving credit facility of $1,028,367, loan origination fees of $35,000, and grants received for construction of plant of $2,792,615. Cash provided by financing activities for the nine months ended September 30, 2024, was $19,086,706. This included principal payments of $125,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,703,825, changes in our revolving credit facility of $16,090,669 and grants received for construction of plant of $4,699,862.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $12,746,829 as of September 30, 2025, with current assets of approximately $29.2 million and current liabilities of approximately $16.5 million, compared to a working capital surplus of $16,603,132 as of December 31, 2024. The ratio of current assets to current liabilities was 1.77 and 2.11 as of June 30, 2025, and December 31, 2024. The working capital surplus as of September 30, 2025, was primarily the result of elevated inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our debt facility with them.

As of September 30, 2025, and December 31, 2024, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of September 30, 2025, was 4.90. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Dividends and Restrictions

Nuvera did not declare or pay a dividend in the third quarter of 2025 or in 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our Total Leverage Ratio as of September 30, 2025, was 4.90.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. For a summary of our risk factors, see Item 1A – “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.

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

We received $12.86 million in the first nine months of 2025, and $11.10 million in the first nine months of 2024, in payments under the federal A-CAM and FUSF programs.

We cannot predict future changes that may have an impact on the subsidies we receive. However, a reduction in subsidies support may directly affect our profitability and cash flows. In addition, the federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. Moreover, over the last decade, including the most recent government shut down which began on October 1, 2025, the United States government has shut down several times and some regulatory agencies have had to furlough employees and stop some activities. Further, the outcome of any budget discussion could have a significant effect on programs that support us. The failure of Congress to approve future budgets or increase the debt ceiling of the of the United States on a timely basis or decrease funding for any of these programs could delay or result in the loss of support payments we receive.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of September 30, 2025, we had $144.5 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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

●	We may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
●	We may be at a disadvantage compared to our competitors, who have less debt.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

10.12	Interest Rate Swap Agreement under the 2024 Amended and Restated Credit Agreement between Nuvera Communications, Inc. and CoBank, ACB.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVERA COMMUNICATIONS, INC.

Dated: November 14, 2025	By	/s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: November 14, 2025	By	/s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer