Form 10-K
period 2025-12-31
Nuvera Communications, Inc.
filed 2026-03-16
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,954,607. This calculation is based upon the closing price of $11.05 of our stock on June 30, 2025, as quoted on the OTCQB Marketplace. Without asserting that any director or executive officer of the registrant, or person owning 5% or more of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 16, 2026, the registrant had 5,215,348 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 21, 2026, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Website Access to SEC Reports

Our website at www.nuvera.net provides information about our products and services, along with general information about Nuvera and its management and financial results. Copies of our most recent Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, can be obtained, free of charge, as soon as reasonably practical after these reports are electronically filed or furnished to the SEC. To obtain this information, visit our website noted above and select “About Us – Investors” to view Nuvera SEC filings,” or call (844) 354-4111. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including Nuvera. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

Code of Business Conduct and Ethics

Our Board of Directors (BOD) have adopted a Code of Business Conduct and Ethics that is applicable to all directors , the chief executive officer (CEO), a chief financial officer (CFO) and to all other employees of Nuvera. All employees of Nuvera have undergone training on this Code of Business Conduct and Ethics. The information required by Item 406 of Regulation S-K is contained under “Code of Business Conduct” in the definitive proxy statement (2025 Proxy Statement) and is incorporated by reference. Our BOD has also adopted written charters for its committees that comply with the NASDAQ Global Select Market. Copies of the committee charters are available on our website above or by contacting us at (844) 354-4111.

PART I

Item 1.	Business

Company Overview and History

Nuvera is a diversified communications Company headquartered in New Ulm, Minnesota with more than 120 years of experience in the communications business. We operate in one principal business segment: the Communications Segment.

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

Recent Business Development

On December 15, 2021, the Company announced plans to build and deploy gigabit-speed (GIG or Gbps) fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. Nuvera’s investment in a fiber-to-the-premise (FTTP) network infrastructure will allow more underserved communities across Minnesota to leverage the quality of life and economic opportunity that access to a state-of-the-art network provides. The Company will continue to build and deploy the Gig-speed fiber service over the next few years. Nuvera’s fiber network gives customers affordable access to a range of speeds from 100 Megabits per second (Mbps) to 1 Gig. Nuvera’s goal is to bring Gig-speed fiber service to as many communities as possible.

Nuvera’s fiber Internet prices range from $50 per month to $200 per month for Gig/Multi Gig-speed fiber services. Customers can choose the right speed at an affordable price, including low-income households through Federal programs.

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
▪

Independent Emergency Services, LLC (IES) – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the States of Minnesota and Wisconsin as well a number of counties located in Minnesota, and

▪	Fiber Minnesota, LLC (FM) – 7.63% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

We report the business operations of our seven communications companies and their associated services as a single segment that we refer to as the Communications Segment.

The Communications Segment operates the following communications companies: Nuvera, HTC, PTC, Scott-Rice, SETC, WTC and Litchfield, Minnesota. Nuvera, HTC, Scott-Rice, SETC, WTC and Litchfield are independent communications companies that are regulated by the Minnesota Public Utilities Commission at the state level, while PTC is an independent communications company that is regulated by the Iowa Utilities Board at the state level. Our communications companies located in Redwood Falls and Litchfield are currently not under the same level of regulatory oversight as our other communications companies. As of December 31, 2025, we served 34,843 data connections and 9,889 access lines in many Minnesota communities. We provide broadband and/or voice services in Arlington, Bellechester, Belle Plaine, Cokato, Cologne, Courtland, Dassel, Evan, Goodhue, Hanska, Hector, Howard Lake, Hutchinson, Klossner, Litchfield, Mazeppa, Elko New Market, New Ulm, Olivia, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye, Springfield, Waverly, Webster and White Rock, as well as the adjacent rural areas of Blue Earth, Brown, Goodhue, McLeod, Meeker, Nicollet, Redwood, Rice, Scott and Wabasha counties in south central Minnesota. We also serve the community of Aurelia, Iowa as well as the adjacent rural areas surrounding Aurelia. The Communications Segment also operates multiple IPTV and CATV systems in Minnesota (including the cities of Cologne, Courtland, Glencoe, Goodhue, Hanska, Hutchinson, Litchfield, Mayer, Elko New Market, New Germany, New Ulm, Plato, Prior Lake, Redwood Falls, Sanborn, Savage, Searles, Sleepy Eye and Springfield) and one IPTV system in Aurelia, Iowa. These systems serve 6,795 customers.

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

Business Strategies

Transform our Company into a dominant Gig-speed fiber broadband provider:

On December 15, 2021, the Company announced plans to build and deploy Gig-speed fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The five-year build plan, which began in late 2021, will, when complete, include location passings to fiber enabling Gig-speed fiber capable services to a majority of our service territories by 2025. In 2025, we upgraded 6,123 locations with fiber services and faster broadband speeds and plan to upgrade more than 3,300 locations in 2026. Project-to-date, we have upgraded a total of 51,462 overall passings with these fiber services. This marks the biggest fiber deployment project in our Company’s history. In addition to best-in-class upload and download speeds, we believe the resulting fiber network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements to our operating results, broadband subscriber penetration and customer retention.

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

●

As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds. We began an extensive FTTP overbuild in portions of New Ulm in 2021 and all our service territories in 2022. We currently offer speeds of up to 1 Gbps in select areas where fiber is available, and up to 100 Mbps and 60 Mbps in areas where 1 Gbps is not yet available. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the fiber network provides.

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

To meet competition, present in our industry, we are deploying the latest FTTP technology to deliver our data, video, and voice services at a higher bandwidth, enabling us to provide our services at much higher speeds.

We compete in the cities of Redwood Falls, Litchfield and Glencoe, Minnesota as a competitive local exchange carrier (LEC). These communications companies are currently not under the same level of regulatory oversight as our other communications companies. Lumen Technologies is the existing communications company in these markets. Competition also exists in the other communities and areas served by us as the incumbent LEC for traditional telephone service from wireless communications providers and we also expect competition to increase from service providers offering VoIP. In Minnesota, these communities include Glencoe, Hutchinson, Litchfield, Elko New Market, New Ulm, Prior Lake, Redwood Falls, Savage, Sleepy Eye, Springfield and Webster. In Iowa, we provide service in Aurelia. Nuvera also provides video service in these communities. Comcast is the existing incumbent provider of video services in New Ulm. Mediacom is the existing incumbent provider of video services in the Hutchinson, Litchfield, Elko New Market, Prior Lake, Redwood Falls, Savage, Sleepy Eye and Springfield markets. Several other communications providers compete with us in our markets in providing Internet services. Additional communities where we provide internet only are Arlington, Belle Plain, Cokato, Dassel, Hector, Howard Lake, Olivia and Waverly. We have responded to these competitive pressures by creating active programs to market our products and enhance our infrastructure to create higher customer value.

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

Human Capital Resources

As of December 31, 2025, we employed approximately 205 employees, including part-time employees. We also use temporary employees in the normal course of our business. Our employees are the cornerstone of our success. We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible employees, we provide long-term incentive compensation, in the form of cash-based incentive. In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

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

Access Charges

Access charges refer to the compensation received by LECs for the use of their networks by an IXC. We provide two types of access services: special access and switched access. Special access is provided through dedicated circuits that connect other carriers to our network and is structured on a flat monthly fee basis. Switched access rates that are billed to other carriers are based on a per-minute of use fee basis. The FCC regulates prices that we charge for interstate access charges. There has been a trend toward lowering the rates charged to carriers accessing local networks and the application of a SLC as a flat rate on end-user bills. Regulation, competition, carriers optimizing their network costs and lower demand for dedicated lines have resulted in lower access rates and overall lower minutes of use on our network, which has affected our network access revenues.

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

Due to the combination of rate reforms instituted by the FCC, competitive substitution by wireless and other carriers and decreased use of the switched network, the aggregate amount of interstate network access charges paid by long-distance carriers to access providers such as our Company, has decreased and we project that this decline will continue. For the year ended December 31, 2025, communications network access revenue represented 3.6% of our operating revenue, down from 4.5% for the year ended December 31, 2024. This excludes any funding received from FUSF and the A-CAM for broadband funding (see below for more information).

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

For the year ended December 31, 2025, we recorded an aggregate of $8,333,904 from FUSF, consisting of $1,659,442 of CAF support and $6,674,462 for Consumer Broadband-Only Loop Support (CBOL) funding. Our net FUSF in 2025 comprised 11.6% of our total revenue for the year. For the year ended December 31, 2024, we received an aggregate of $6,553,866 from FUSF, consisting of $1,557,760 of CAF support and $4,996,106 of CBOL funding. Our net FUSF in 2024 comprised 9.5% of our total revenue for the year. We receive no State USF as the states in which we operate have not established state USF mechanisms.

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

Build-out obligations: A-CAM carriers under the original A-CAM program must complete deployment of 10 Mbps downstream/1 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2020, to 50 percent of fully funded locations by the end of 2021, to 60 percent of fully funded locations by the end of 2022, to 70 percent of fully funded locations by the end of 2023, to 80 percent of fully funded locations by the end of 2024, to 90 percent of fully funded locations by the end of 2025, and to 100 percent of fully funded locations by the end of 2026. A-CAM carriers who elected additional funding and additional obligations under the revised A-CAM program must complete deployment of 25 Mbps downstream/3 Mbps upstream service to a number of eligible locations equal to 40 percent of fully funded locations by the end of 2022, to 50 percent of fully funded locations by the end of 2023, to 60 percent of fully funded locations by the end of 2024, to 70 percent of fully funded locations by the end of 2025, to 80 percent of fully funded locations by the end of 2026, to 90 percent of fully funded locations by the end of 2027, and to 100 percent of fully funded locations by the end of 2028. As of December 31, 2025, Nuvera has completed the deployment of 10/1 service to 100% of its funded locations and 25/3 service to 74.5% of its funded locations in Minnesota and has completed deployment of 10/1 service to 100% of its funded locations and 25/3 service to 85% of its funded locations in Iowa.

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

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access, and Deployment grants. The National Telecommunications and Information Administration administers the grant program and is in the process of reviewing qualifications and approving state awards.

Privacy and Data Security Regulation

The FCA34 generally restricts the nonconsensual collection and disclosure to third parties of communication company customers’ personally identifiable information by communication companies, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide protection for customer proprietary network information (CPNI) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband ISPs. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alleged privacy and data security violations.

The Federal Trade Commission (FTC) exercises authority over privacy protections, generally, using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to customers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protection against the loss of unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements on website operators and online services. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online.

We are also subject to state and federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information.

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

Network Architecture and Technology

We have and plan to continue to make significant investments in our technologically advanced fiber communications networks and continue to enhance and expand our fiber network by deploying technologies to provide additional capacity for our customers. As a result, we can deliver high-quality, reliable data, video, and voice services in the markets we serve. Our wide-ranging fiber network provides an easy reach into existing and new areas. By bringing the fiber network into the customer premises, we can increase our service offerings, quality, and bandwidth services. Our existing fiber network enables us to efficiently respond and adapt to changes in technology and can support the rising customer demand for bandwidth in order to support the growing amount of data devices in our customer’s homes and businesses.

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

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access. As of December 31, 2025, our fiber networks consist of approximately 4,075 route miles.

As of December 31, 2025, we passed 51,462 locations with FTTP. We intend to continue to make strategic enhancements to our fiber network, including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of multi-gig+ in select markets, and up to 100 Mbps in markets where multi-gig+ is not yet available.

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

Employees

As of March 1, 2026, we had 195 full-time equivalent employees dedicated to Nuvera’s operations. In addition, as of March 1, 2026, we had an additional 8 full-time equivalent employees that are employed by Nuvera but are dedicated to IES. IES is a minority equity subsidiary of Nuvera and Nuvera acts as the managing entity for IES.

Intellectual Property

Intellectual property is necessary for our operations but is not material to our overall operations.

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2026, are as follows:

Name and Age	Position with the Company	Age

Glenn H. Zerbe	President and Chief Executive Officer	60

Curtis O. Kawlewski	Chief Financial Officer and Treasurer	59

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. In addition, consumers’ options for viewing TV shows have expanded as content becomes increasingly available through alternative sources. Some providers, including TV and CATV content owners, have initiated OTT services that deliver video content to TV, computers, and other devices over the Internet. OTT services can include episodes of highly rated TV series in their current broadcast seasons. They can also include original content and broadcast or sports content like those that we carry, but that is distinctive and exclusively available through the alternative source. Consumers can pursue each of these options without foregoing any of the other options. We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends and discount or bundled pricing strategies by competitors.

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

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful. We are strategically focused on driving growth by expanding our broadband network to provide services in communities that are in, near or adjacent to our network. This expansion strategy includes our FTTP broadband service. This strategy is relatively new in the marketplace and the success of our strategy will depend on the degree to which we are able to successfully establish and continue to enhance this build, which is not assured. This strategy requires considerable management resources and capital investment, and it is uncertain whether and when it will contribute to positive free cash flow and the degree to which we will otherwise achieve our strategic objectives, on a timely basis or at all. Additionally, we must obtain franchises, construction permits and other regulatory approvals to commence operations in these communities. Delays in entering into regulatory agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets, as could our ability to adequately market a new brand to customers unfamiliar to us as we expand into markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance and returns on investment may be negatively impacted.

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

We received $17.34 million in 2025, and $15.51 million in 2024, in payments under the federal A-CAM and FUSF programs.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of December 31, 2025, we had $146.1 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

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
●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTP initiatives, acquisitions or other purposes;

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

As of the date of this report, we have not experienced or aware of any cybersecurity incidents resulting, or reasonably likely to result in, a material impact to us, including to our business, financial condition, and results of operations. There is no assurance that our cybersecurity risk management program will prevent cybersecurity incidents from having such impacts in the future.

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

Cybersecurity Risk Management and Strategy

Our cybersecurity program is built upon the National Institute for Standards and Technology and other best practice frameworks. We employ processes for assessing, identifying, and managing material risks from cybersecurity threats, including engaging an independent cybersecurity consultant to audit our systems and procedures, make recommendations for improvement and monitor remediation of any identified risks. We also conduct random vulnerability testing including network penetration testing, phishing, and social engineering tests. In addition, we also require Systems and Organization Control type reports from our service providers for our payroll and human resources system and stock administrator.

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

Cybersecurity Governance

All employees of the Company have ownership in managing cybersecurity and data privacy risks; however, oversight responsibility is shared by our BOD, Audit Committee, and cybersecurity management team. The Audit Committee is responsible for implementing our cybersecurity policies and provides regularly updates to the BOD Our cybersecurity management team, in conjunction with our third-party chief information security officer (“CISO”), conduct regular assessment and management of material risks from cybersecurity threats, including review with our internal cybersecurity management team. All employees and consultants are directed to report to our cybersecurity management team any irregular or suspicious activity that could indicate a cybersecurity threat or incident.

Nuvera’s Senior Security and Corporate Information Technology manager and his staff have primary responsibility for identifying, assessing, and managing our exposure to cybersecurity threats and incidents, subject to oversight by the Audit Committee of the BOD of the processes we establish to assess, monitor, and mitigate that exposure. As members of Nuvera’s Cybersecurity Committee, the Senior Security and Corporate Information Technology manager and his team bring a combined sixty years of information technology experience at Nuvera in security, incident response, and local and external network architecture. Senior Management, Finance and Compliance members of Nuvera’s Cybersecurity Committee bring over twenty-five years of experience in risk management, regulatory and compliance. Nuvera relies on their CISO from FRSecure for recommendations and direction on strategy, policy, and process. FRSecure has a team with a combined three hundred years of experience in information security with thirty difference certifications.

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

Our properties are used primarily for administrative support and to house and safeguard our operating equipment. On December 31, 2025, our gross property, plant, and equipment totaled $402,471,683 (net balance of $196,315,876).

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

Market Information

Our common stock is quoted on the OTCQB Marketplace under the symbol "NUVR." The sales prices on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 2026, there were 1,166 registered stockholders and approximately 673 beneficial owners of Nuvera stock.

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

Dividends and Restrictions

Nuvera did not declare or pay a dividend in 2025 or in 2024. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank, ACB (CoBank) credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2025, was 4.97.

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

In 2025, we saw our overall revenues increase primarily due to growth in governmental support revenues and Internet. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We also experienced increased costs in 2025 which have affected our margins. In addition, we had anticipated increased inflation and future supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of December 31, 2025, we had $8.9 million of our bank revolver available for use if the need arises. In addition, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

We will continue to actively monitor the situation and may take further actions that alter our operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

Executive Summary

Highlights:

Banking/Dividends

●

On July 31, 2025, we entered into a new IRSA with CoBank covering an additional $43,750,000 of our aggregate indebtedness to CoBank. The new swap effectively locked in a portion of our variable-rate debt through July 2026 and replaced our existing three swaps which all expired as of July 31, 2025. Under this new IRSA, we have changed the variable rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the IRSA, we pay a fixed contractual interest rate and (i) make an additional payment if the secured overnight financing rate (SOFR) variable rate payment is below a contractual rate or (ii) receive a payment if the SOFR variable rate payment is above the contractual rate.

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

●

In 2025, we planned to upgrade 5,900 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. For the year ended December 31, 2025, we have succeeded in upgrading 6,123 passings with these fiber services. Project-to-date, we have upgraded a total of 51,462 overall passings with these fiber services.

Broadband Grants

●

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of December 31, 2025.

●

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue county. The Company has received $0 for this project as of December 31, 2025.

●

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $107,837 for this project as of December 31, 2025.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 55.0% to 50% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $8,594,688 for these projects as of December 31, 2025.

●

Net income in 2025 totaled $327,669, which was a $4,755,479, or 107.4% increase compared to 2024. This increase was primarily due to a goodwill impairment in our HTC operating unit in 2024, partially offset by an increase in interest expense associated with a higher level of borrowing under our CoBank credit facility, increased operating expenses and an increase in operating revenues, all of which are described below.

●

Consolidated revenue for 2025 totaled $71,794,483, which was a $2,558,146 increase compared to 2024. This increase was primarily due to increases in governmental support revenues, data services and other revenues, offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2026.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,796 or 15.37% in 2025 compared to 2024 due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters:

Nuvera Communications, Inc.

Reporting by Technology

	Q4 2024		Q1 2025		Q2 2025		Q3 2025		Q4 2025
Premise Passings
Fiber - NuFiber/Gig-Cities	45,339		46,022		46,212		48,617		51,462
Non-Fiber	27,062		27,031		27,288		26,701		25,466
Total Passings	72,401		73,053		73,500		75,318		76,928
% Fiber Coverage	62.6%		63.0%		62.9%		64.5%		66.9%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	15,078		16,124		17,056		17,724		18,603
Business	1,338		1,437		1,551		1,592		1,649
Totals	16,416	36.2%	17,561	38.2%	18,607	40.3%	19,316	39.7%	20,252	39.4%
Non-Fiber
Residential	12,114		11,293		10,729		10,229		9,635
Business	1,025		922		799		768		738
Totals	13,139	48.6%	12,215	45.2%	11,528	42.2%	10,997	41.2%	10,373	40.7%
Total Broadband Connections	29,555	40.8%	29,776	40.8%	30,135	41.0%	30,313	40.2%	30,625	39.8%
% Broadband on Fiber	55.5%		59.0%		61.7%		63.7%		66.1%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$3,282,653	$74.66	$3,541,243	$74.89	$3,802,467	$75.22	$3,948,740	$75.21	$4,188,706	$76.33
Business	$603,643	$153.05	$654,977	$155.50	$724,336	$158.29	$746,341	$157.46	$765,415	$156.59 *
Totals	$3,886,296	$81.11	$4,196,220	$81.48	$4,526,803	$82.12	$4,695,081	$82.02	$4,954,121	$82.89
Non-Fiber
Residential	$2,193,437	$59.29	$2,048,638	$59.18	$1,932,474	$59.32	$1,919,567	$61.46	$1,831,582	$62.20
Business	$399,187	$126.65	$351,409	$122.66	$294,661	$118.43	$280,438	$120.21	$269,938	$120.13
Totals	$2,592,624	$64.57	$2,400,047	$64.03	$2,227,135	$63.51	$2,200,005	$65.55	$2,101,520	$65.55
Total Internet/BB Revenue	$6,478,920		$6,596,267		$6,753,938		$6,895,086		$7,055,641
% Revenue from Fiber	60.0%		63.6%		67.0%		68.1%		70.2%

Other Internet Reveneue	$1,049,548		$1,091,851		$1,067,614		$1,105,096		$1,110,994

Total Internet Revenue	$7,528,468		$7,688,118		$7,821,552		$8,000,182		$8,166,635

All Other Revenue	$9,968,555		$10,192,651		$9,984,987		$10,043,062		$9,897,296

Total Revenue	$17,497,023		$17,880,769		$17,806,539		$18,043,244		$18,063,931

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

Financial results for the Communications Segment for the years ended, December 31, 2025, and 2024, are included below:

Communications Segment

	2025	2024	Increase (Decrease)
Operating Revenues
Voice Service	$4,253,818	$4,664,083	$(410,265)	-8.8%
Network Access	2,634,733	3,103,915	(469,182)	-15.1%
Video Service	11,276,390	11,746,455	(470,065)	-4.0%
Data Service	31,676,487	29,758,882	1,917,605	6.4%
A-CAM/FUSF	17,344,414	15,507,401	1,837,013	11.8%
Other	4,608,641	4,455,601	153,040	3.4%
Total Operating Revenues	71,794,483	69,236,337	2,558,146	3.7%

Cost of Services, Excluding Depreciation and Amortization	31,176,149	31,101,288	74,861	0.2%
Selling, General and Administrative	11,285,812	10,395,727	890,085	8.6%
Depreciation and Amortization Expenses	19,453,914	17,849,439	1,604,475	9.0%
Total Operating Expenses	61,915,875	59,346,454	2,569,421	4.3%

Operating Income	$9,878,608	$9,889,883	$(11,275)	-0.1%

Net Income (Loss)	$327,669	$(4,427,810)	$4,755,479	-107.4%

Capital Expenditures	$33,228,372	$53,757,778	$(20,529,406)	-38.2%

Key metrics
Access Lines	9,889	11,685	(1,796)	-15.4%
Video Customers	6,795	7,436	(641)	-8.6%
Data Connections	34,843	33,704	1,139	3.4%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification and voicemail. Voice service revenue was $4,253,818, which was $410,265 or 8.8% lower in 2025 compared to 2024. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a Company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long-distance calls on our fiber network. Additionally, we bill SLCs to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $2,634,733, which was $469,182 or 15.1% lower in 2025 compared to 2024. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $11,276,390, which was $470,065 or 4.0% lower in 2025 compared to 2024. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds and features. We also provide e-mail and managed services, such as web hosting and design, on-line file back up and on-line file storage. Data service revenue was $31,676,487 which was $1,917,605 or 6.4% higher in 2025 compared to 2024. This increase was primarily due to increases in fiber customers and customers upgrading their packages and speeds, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of our service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $17,344,414, which was $1,837,013 or 11.8% higher in 2025 compared to 2024. This increase was primarily due to our CBOL funding through USAC and higher CAF support funding for our operating companies. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding is being used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment received in December. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telespire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $4,608,641, which was $153,040 or 3.4% higher in 2025 compared to 2024. This increase was primarily due to an increase in our paper billing revenue, partially offset by a decrease in directory publishing, lower long-distance revenues, lower inside wire maintenance fees and a decrease in the sales and installation of CPE.

Cost of Services (Excluding Depreciation and Amortization Expense)

Cost of services (excluding depreciation and amortization expense) was $31,176,149, which was $74,861 or 0.2% higher in 2025 compared to 2024. This increase was primarily due to increased labor costs, and maintenance and support agreements on our equipment and software. This increase is partially offset by lower programming costs from video content providers due to a loss of video customers and a decline in CPE and retail sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,285,812, which was $890,085 or 8.6% higher in 2025 compared to 2024. This increase was primarily due to increased customer acquisition costs associated with our FTTP network initiative.

Depreciation and Amortization Expense

Depreciation and amortization expense was $19,453,914, which was $1,604,475 or 9.0% higher in 2025 compared to 2024. The increase in depreciation expense was primarily due to an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for products and services.

Operating Income

Operating income was $9,878,608, which was $11,275 or 0.1% lower in 2025 compared to 2024. This decrease was primarily due to higher depreciation and selling, general and administrative expenses, partially offset by increased governmental support revenues and increased data services revenues, all of which are described above.

See Consolidated Statements of Operations (for discussion below)

Other Income (Expense) and Interest Expense

Other income in 2025 and 2024, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2025 was $1,656,597 compared to $1,196,948 allocated and received in 2024. This increase was primarily due to higher outstanding debt balances and increased interest rates on our non-swapped debt in connection with our term debt credit facility and revolving credit facility with CoBank to support our fiber-build initiative. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Interest and dividend income increased $54,822 in 2025 compared to 2024. This increase was primarily due to increases in dividend income earned on our investments.

Interest expense increased $889,161 in 2025 compared to 2024. This increase was primarily due to higher outstanding debt balances on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

The gain on sale of investments in 2025 reflects the final true up on the sale of FiberComm by Nuvera and the other owners of FiberComm to ImOn Communications LLC on March 31, 2023. The loss on sale of investments in 2024 reflects the settlement of the FiberComm escrow account and the loss on the sale of our RTFC patronage.

Other investment income increased $188,425 in 2025 compared to 2024. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was higher in 2025 compared to 2024, primarily due to an improved operating performance by our equity investments in 2025.

Income Taxes

Income tax expense decreased by $81,809 in 2025 compared to 2024 as we recorded income tax expense of $249,316 in 2025 and an income tax expense of $331,125 in 2024. This decrease was primarily due to increased interest expense, partially offset by CoBank patronage dividends. The effective income tax rate was approximately 43.21% for 2025 and (8.08%) for 2024. The difference between the effective tax rate and the federal statutory tax rate are reconciled in Note 8 – “Income Taxes.”

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

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, and 2024.

	2025	2024

Net Income (Loss)	$327,669	$(4,427,810)
Add (subtract):
Interest Expense, net of interest income	12,109,445	11,223,969
Income tax expense	249,316	331,125
Depreciation and amortization	19,453,914	17,849,439
EBITDA	32,140,344	24,976,723

Adjustments to EBITDA:
Other, net ¹	(2,601,926)	2,917,358
Investment distributions ²	19,557	(27,230)
Non-cash, stock-based compensation ³	283,007	398,264
Adjusted EBITDA	$29,840,982	$28,265,115

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

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $238,681,735 as of December 31, 2025, reflecting 39.6% equity and 60.4% debt. This compares to a capital structure of $234,715,909 as of December 31, 2024, reflecting 39.9% equity and 60.1% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.97 times debt to EBITDA (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our loan facility is 6:00:1:00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the year ended December 31, 2025, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of December 31, 2025, we had a working capital surplus of $8,034,640. In addition, as of December 31, 2025, we had $8.9 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of December 31, 2025, was primarily the result of elevated inventory levels to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as a part of our debt facility with them.

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

The following table summarizes our cash flow:

	For Year Ended December 31
	2025	2024	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$19,170,540	$18,975,291	$195,249	1.03%
Investing activities	(27,026,909)	(43,994,182)	16,967,273	38.57%
Financing activities	6,319,529	25,645,684	(19,326,155)	-75.36%
Change in cash	$(1,536,840)	$626,793	$(2,163,633)	345.19%

Cash Flows from Operating Activities

Cash generated by operations for the year ended December 31, 2025, was $19,170,540, compared to cash generated by operations of $18,975,291 in 2024. The increase in cash from operating activities in 2025 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service and dividend payments to stockholders, when declared by our BOD. Cash as of December 31, 2025, was $349,857, compared to $1,886,697 on December 31, 2024.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology to provide advanced services to our customers.

Cash flows used in investing activities were $27,026,909 for the year ended December 31, 2025, compared to $43,994,182 used in investing activities in 2024. Capital expenditures relating to our fiber initiative and on-going operations were $33,228,372 in 2025 and $53,757,778 in 2024. Materials and supply expenditures decreased by $6,110,723 in 2025 primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit and grant proceeds. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of December 31, 2025, we had $8.9 million available under our existing revolving credit facility and $25.0 million on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025, was $6,319,529. This included changes in our revolving credit facility of $2,613,016, loan origination fees of $35,000, and grants received for plant construction of $3,741,513. Cash provided by financing activities for the year ended December 31, 2024, was $25,645,684. This included principal payments of $100,000,000, loan proceeds from our term loan of $125,000,000, loan origination fees of $1,709,522, changes in our revolving credit facility of $(5,665,450) and grants received for construction of plant of $8,020,656. The change in cash flows used in financing activities in 2025 was primarily due to changes in our revolving credit facility with CoBank and grants received for construction to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $8,034,640 as of December 31, 2025, with current assets of approximately $25.0 million and current liabilities of approximately $17.0 million, compared to a working capital surplus of $16,603,132 as of December 31, 2024. The ratio of current assets to current liabilities was 1.47 and 2.11 as of December 31, 2025, and 2024. The working capital surplus as of December 31, 2025, was primarily the result of elevated inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our debt facility with them.

As of December 31, 2025, and December 31, 2024, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of December 31, 2025, was 4.97. Our maximum Total Leverage Ratio under the loan facility is 6:00:1.00.

Long-Term Debt and Revolving Credit Facilities

Our long-term debt obligations as of December 31, 2025, were $146,113,839 (excluding loan origination fees). Our long-term debt obligations as of December 31, 2024, were $143,500,823 (excluding long-term loan origination fees).

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of December 31, 2025.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is June 21, 2029. We currently have drawn $21,113,839 on this revolving note as of December 31, 2025.

The term and revolving loan borrowings initially bear interest at a “Margin for SOFR Rate Loans” of 3.75% above the applicable SOFR rate. The margin for SOFR rate loans for term and revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

Under the 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On September 30, 2025, $43,750,000 of our indebtedness was covered under an IRSA with CoBank. See Note 7 – “Interest Rate Swaps,” for details regarding our IRSA.

Our remaining outstanding debt of $102.4 million remains subject to variable interest rates at an effective weighted average interest rate of 7.32%, as of December 31, 2025.

As of December 31, 2025, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $8.9 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2025, was 4.97. Our maximum Total Leverage Ratio under the loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio and debt service coverage ratio. As of December 31, 2025, we were in compliance with all the stipulated financial ratios in our loan agreements.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. Also, our credit facility contains restrictions that, among other things, limits or restrict our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers, or dispositions, and engage in mergers and acquisitions, without CoBank approval.

See Note 6 – “Long-Term Debt” for information pertaining to our long-term debt and current effective interest rates.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this 2025 Annual Report on Form 10-K are based upon Nuvera’s consolidated financial statements that have been prepared in accordance with GAAP, rules and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results may differ from these estimates. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Business Description and Summary of Significant Accounting Policies.”

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

Our AFCLs were $265,000 and $170,000 as of December 31, 2025, and 2024.

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

In 2025 and 2024, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2025 and 2024, after the testing was completed, we determined that there was no impairment to goodwill for Scott-Rice and SETC as the determined fair value was sufficient to pass the impairment test. For 2025, after the testing, we determined that there was no impairment to goodwill for HTC as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing was completed, we determined that there was an impairment to goodwill for HTC of $4.9 million as the determined fair value was not sufficient to pass the impairment test. We used a combination of Income (Discounted Cash Flow Method or DCF Method) and Market Approaches to estimate the fair value of the goodwill on our books related to prior acquisitions of communications company properties. The assumptions used in the estimates of fair value were based on projections provided by our management and a rate of return based on market information observed in debt and traded equity securities. Their Market Approaches considered market multiples observed in companies comparable to ours, traded on public exchange or over the counter, or transacted in a merger or acquisition transaction.

Assumptions used in our 2025 DCF model include the following:

●	A 9.00% weighted average cost of capital based on an industry weighted average cost of capital; and
●	A 1.5% terminal revenue growth rate.

The most significant amount of goodwill recorded on our books was due to the acquisitions of HTC, SETC and Scott-Rice. The carrying value of the goodwill was $35,624,660 as of December 31, 2025, and 2024.

In 2025, we tested the HTC, Scott-Rice and SETC goodwill. Based on the DCF model approach that was used, we determined the estimated enterprise fair value of our reporting units exceeded the carrying amount of that reporting units by approximately 7.3%, 29.7% and 28.5% for HTC, Scott-Rice and SETC, respectively, which indicated that we had no impairment as of December 31, 2025. In 2024, we tested the HTC goodwill. Based on the DCF model approach that was used, we determined that the carrying amount of that reporting unit exceeded the enterprise’s fair value of that reporting unit and resulted in an impairment of $4.9 million.

Due to changes in financial and credit markets, and overall valuations of communications properties, the Company determined that the carrying value of the HTC reporting unit exceeded its fair value in 2024, which resulted in the impairment listed above. The non-cash impairment charge of $4.9 million did not and is not expected to have any impact on the Company’s operations.

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

As of December 31, 2025, and 2024, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2025, and 2024 we had $27,790 and $20,904 of interest or penalties accrued that related to income tax matters.

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

Equity Method Investment

We are an investor in several partnerships and limited liability corporations. Our percentages of ownership in these joint ventures range from 7.63% to 24.30%. We use the equity method of accounting for these investments, which reflects original cost and the recognition of our share of the net income or losses from the respective operations.

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

See Note 14 – “Stock Based Compensation” for a detailed discussion of our incentive compensation and RSUs.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuvera Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvera Communications, Inc. (a Minnesota corporation) and subsidiaries (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Goodwill for Impairment

Description of the Matter

As of December 31, 2025, the Company’s goodwill balance was $35,624,660. As discussed in Note 5 to the consolidated financial statements, reporting unit goodwill is tested for impairment at least annually or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. This analysis involves comparing the carrying value of a reporting unit’s equity against the estimated fair value of the reporting unit’s equity which is determined using discounted cash flow (DCF) models and market-based approaches using market multiples of peer companies which offer comparable services to its reporting units. These fair value estimates are sensitive to significant assumptions, such as cash flow projections, operating and EBITDA margins, discount rates, terminal values, subscriber growth, and capital investment. These assumptions are affected by expectations about future market and economic conditions.

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

/s/ Olsen Thielen & Co., Ltd

Olsen Thielen & Co., Ltd

Roseville, Minnesota

March 16, 2026

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
OPERATING REVENUES:
Voice Service	$4,253,818	$4,664,083
Network Access	2,634,733	3,103,915
Video Service	11,276,390	11,746,455
Data Service	31,676,487	29,758,882
A-CAM/FUSF	17,344,414	15,507,401
Other Non-Regulated	4,608,641	4,455,601
Total Operating Revenues	71,794,483	69,236,337

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	16,676,278	15,906,140
Cost of Video	8,469,016	9,044,938
Cost of Data	4,764,971	4,618,604
Cost of Other Non-Regulated Services	1,265,884	1,531,606
Depreciation and Amortization	19,453,914	17,849,439
Selling, General, and Administrative	11,285,812	10,395,727
Total Operating Expenses	61,915,875	59,346,454

OPERATING INCOME	9,878,608	9,889,883

OTHER INCOME (EXPENSE):

Interest During Construction	436,231	923,340
CoBank Patronage Dividends	1,656,597	1,196,948
Interest/Dividend Income	224,038	169,216
Interest Expense	(12,127,587)	(11,238,426)
Loss on Investments	(22,646)	-
Gain (Loss) on Sale of Investments	144,789	(257,807)
Impairment of Goodwill	-	(4,978,369)
Other Investment Income	386,955	198,530
Total Other Expense	(9,301,623)	(13,986,568)

INCOME (LOSS) BEFORE INCOME TAXES	576,985	(4,096,685)

INCOME TAXES EXPENSE	249,316	331,125

NET INCOME (LOSS)	$327,669	$(4,427,810)

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$(0.86)
Diluted	$0.06	$(0.83)

DIVIDENDS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,202,957	5,163,259
Diluted	5,478,938	5,332,496

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS) FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

NET INCOME (LOSS)	$327,669	$(4,427,810)

OTHER COMPREHENSIVE LOSS:
Unrealized Losses on Interest Rate Swaps	(343,686)	(866,668)
Income Tax Benefit Related to Unrealized
Losses on Interest Rate Swaps	98,088	247,347
OTHER COMPREHENSIVE LOSS	(245,598)	(619,321)

COMPREHENSIVE INCOME (LOSS)	$82,071	$(5,047,131)

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

ASSETS

	2025	2024
CURRENT ASSETS:
Cash	$349,857	$1,886,697
Receivables, Net	2,788,066	2,313,808
Income Taxes Receivable	1,119,937	183,450
Materials, Supplies and Inventories	18,582,607	24,746,532
Financial Derivative Instruments	132,274	475,960
Prepaid Expenses and Other Current Assets	2,056,007	1,994,239
Total Current Assets	25,028,748	31,600,686

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	10,389,063	12,436,374
Other Investments	8,520,804	8,269,430
Right of Use Asset	1,385,194	1,090,638
Other Assets	711,826	803,582
Total Investments and Other Assets	56,631,547	58,224,684

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	345,950,372	318,329,007
Other Property & Equipment	36,715,926	35,035,142
Video Plant	19,805,385	19,329,406
Total Property, Plant and Equipment	402,471,683	372,693,555
Less Accumulated Depreciation	206,155,807	188,861,923
Net Property, Plant & Equipment	196,315,876	183,831,632

TOTAL ASSETS	$277,976,171	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2025 AND 2024

LIABILITIES AND STOCKHOLDERS' EQUITY

	2025	2024
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$1,884,184	$-
Accounts Payable	12,357,439	11,405,555
Checks Written in Excess of Cash Balance	-	1,796,713
Other Accrued Taxes	270,895	263,411
Deferred Compensation	42,407	44,073
Accrued Compensation	1,880,298	939,235
Other Accrued Liabilities	558,885	548,567
Total Current Liabilities	16,994,108	14,997,554

LONG-TERM DEBT, Net of Unamortized Loan Fees	142,238,158	140,949,072

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,784,703	22,734,197
Other Accrued Liabilities	1,229,684	996,810
Deferred Compensation	170,125	212,532
Total Noncurrent Liabilities	24,184,512	23,943,539

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,215,348 and 5,178,176 Shares Issued and Outstanding	8,692,246	8,630,293
Accumulated Other Comprehensive Gain	94,523	340,121
Retained Earnings	85,772,624	84,796,423
Total Stockholders' Equity	94,559,393	93,766,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,976,171	$273,657,002

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$327,669	$(4,427,810)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	20,049,169	18,281,844
(Gain) Loss on Sale of Investments	(144,789)	257,807
Impairment of Goodwill	-	4,978,369
Unrealized (Gains) Losses on Investments	22,646	-
Undistributed Earnings of Other Equity Investment	(333,824)	(183,520)
Noncash Patronage Refund	(182,423)	(166,519)
Stock Issued in Lieu of Cash Payment	427,478	409,461
Distributions from Equity Investments	225,453	127,529
Stock-based Compensation	283,007	398,264
Changes in Assets and Liabilities:
Receivables	(263,615)	1,072,249
Income Taxes Receivable	(936,487)	(183,450)
Inventories for Resale	30,674	146,522
Prepaid Expenses	(61,768)	250,921
Other Assets	17,791	116,074
Accounts Payable	504,568	51,011
Checks Written in Excess of Cash Balance	(1,796,713)	(474,119)
Accrued Income Taxes	-	(581,098)
Other Accrued Taxes	7,484	9,921
Other Accrued Liabilities	889,699	(1,011,813)
Deferred Income Tax	148,594	(50,555)
Deferred Compensation	(44,073)	(45,797)
Net Cash Provided by Operating Activities	19,170,540	18,975,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(33,228,372)	(53,757,778)
Materials and Supplies for Construction	6,110,723	9,523,799
Other, Net	90,740	239,797
Net Cash Used in Investing Activities	(27,026,909)	(43,994,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	-	(100,000,000)
Loan Proceeds	-	125,000,000
Loan Origination Fees	(35,000)	(1,709,522)
Changes in Revolving Credit Facility	2,613,016	(5,665,450)
Grants Received for Construction of Plant	3,741,513	8,020,656
Net Cash Provided by Financing Activities	6,319,529	25,645,684

NET CHANGE IN CASH	(1,536,840)	626,793

CASH at Beginning of Period	1,886,697	1,259,904

CASH at End of Period	$349,857	$1,886,697

Supplemental cash flow information:
Cash paid for interest	$11,146,324	$10,078,263
Net cash paid for income taxes	$1,037,209	$1,123,024

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2023	5,133,207	$8,555,345	$959,442	$-	$88,491,456	$98,006,243

Directors Stock Plan	44,099	73,498			326,480	399,978
Employee Stock Plan	870	1,450			8,033	9,483
Non-Cash, Share-Based Compensation					398,264	398,264
Net Loss					(4,427,810)	(4,427,810)
Unrealized Loss on Interest Rate Swap			(619,321)			(619,321)

BALANCE on December 31, 2024	5,178,176	8,630,293	340,121	-	84,796,423	93,766,837

Directors Stock Plan	37,172	61,953			365,525	427,478
Non-Cash, Share-Based Compensation					283,007	283,007
Net Income					327,669	327,669
Unrealized Loss on Interest Rate Swap			(245,598)			(245,598)

BALANCE on December 31, 2025	5,215,348	$8,692,246	$94,523	$-	$85,772,624	$94,559,393

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Nuvera is a diversified communications company headquartered in New Ulm, Minnesota with more than 120 years of experience in the communications business. Our principal line of business is the operation of seven communications companies. Our businesses consist of connecting customers to our state-of-the-art, advanced fiber communications network, providing managed services, switched service, and dedicated private lines, connecting customers to long-distance service providers and providing many other services associated with our Company. We also provide IPTV, CATV, Internet access services, including high-speed broadband access, and long-distance service. We also install and maintain communications systems to the areas in and around our service territories in southern Minnesota and northern Iowa.

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

Accounts Receivables and AFCLs

As of December 31, 2025, and 2024 our consolidated accounts receivable totaled $2,788,066 and $2,313,808, net of the AFCLs. We believe our receivables as of December 31, 2025, and 2024 are recorded at their fair value.

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

As of December 31, 2025, and 2024, the fair value of our net accounts receivable approximated their carrying values; therefore, no fair value adjustment for fresh start accounting was required. Our AFCLs increased during the year ended December 31, 2025, compared to 2024.

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

The following table summarizes the activity in the AFCLs for the years ended December 31, 2025, and 2024:

	Year Ended December 31
	2025	2024

Balance at beginning of year	$170,000	$150,000
Provision charged to expense	270,686	181,364
Write-offs, less recoveries	(175,686)	(161,364)
Balance at end of year	$265,000	$170,000

Inventories

Inventory includes parts, materials and supplies stored in our warehouses to support basic levels of service and maintenance as well as scheduled capital projects and equipment awaiting configuration for customers. Inventory also includes (i) parts and equipment shipped directly from vendors to customer locations while in transit and (ii) parts and equipment returned from customers that are returned to vendors for credit. Our inventory value as of December 31, 2025, and 2024 was $18,582,607 and $24,746,532.

We value inventory using the lower of cost or net realizable value. Like our AFCLs, we make estimates related to the valuation of inventory. As of December 31, 2025, and 2024, we had no inventory reserve. We adjust our inventory carrying value for estimated obsolescence or unmarketable inventory to the net realizable value based upon assumptions about future demand and market conditions. As market and other conditions change, we may establish additional inventory reserves at a time when the facts that give rise to a lower value are warranted. We use the average cost method of inventory costing.

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

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on the expected utilization of new equipment, asset retirement activity and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ended December 31, 2025.

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

Goodwill and Intangible Assets

We amortize our definite-lived intangible assets over their estimated useful lives. Customer relationships are amortized over fourteen to fifteen years, regulatory rights are amortized over fifteen years and trade names are amortized over three to five years. Intangible assets with finite lives are amortized over their respective estimated useful lives. In accordance with GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but tested for impairment at least annually. See Note 5 – “Goodwill and Intangibles” for a more detailed discussion of the intangible assets and goodwill. Our goodwill balance was $35,624,660 as of December 31, 2025, and 2024.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2025. As of December 31, 2025, we believe the carrying value of our investments is not impaired.

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

Investments and Other Assets

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. See Note 15 – “Segment Information” for a listing of our investments.

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

Advertising Expense

Advertising is expensed as incurred. Advertising expense charged to operations was $870,162 and $864,312 in 2025 and 2024.

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

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Basic	Diluted	Basic	Diluted

Net Income (Loss)	$327,669	$327,669	$(4,427,810)	(4,427,810)

Weighted-average common shares outstanding	5,202,957	5,478,938	5,163,259	5,332,496

Net income (loss) per share	$0.06	$0.06	$(0.86)	$(0.83)

The weighted-average shares outstanding, basic, and diluted are calculated as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,202,957	5,202,957	5,163,259	5,163,259

Dilutive Options	-	275,981	-	169,237

Weighted-average common shares outstanding	5,202,957	5,478,938	5,163,259	5,332,496

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants received by Business Entities”. This accounting update establishes guidance for the recognition, measurement, presentation and disclosure of government grants. The updated requirements are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim periods therein, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025-10 on its consolidated financial statements.

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

Our revenue contracts/services provided to customers may include a promise or promises to deliver services such as broadband, video or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it provides a series of distinct services that are substantially the same and have the same pattern of transfer.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts/services with customers for the years ended December 31, 2025, and 2024:

	Twelve Months Ended December 31,

	2025	2024
Voice Service¹	$4,636,689	5,189,876
Network Access¹	2,698,381	3,161,306
Video Service¹	11,276,320	11,746,315
Data Service¹	29,924,503	27,751,534
Directory²	500,609	538,104
Other Contracted Revenue³	2,189,247	2,381,591
Other⁴	2,278,854	1,933,101

Revenue from customers	53,504,603	52,701,827

Subsidy and other revenue outside scope of ASC 606⁵	18,289,880	16,534,510

Total revenue	$71,794,483	$69,236,337

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

For the year ended December 31, 2025, approximately 71.35% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.48% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 3.17% of total revenue was from other sources including CPE and equipment sales and installation.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition TV, DVR and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our Watch TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with CATV, satellite dish TV and off-air TV service providers. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	Year Ended December 31,
	2025	2024	2023

Accounts receivable, net	$2,042,185	$1,567,927	$1,966,012
Contract assets	1,375,406	1,419,660	1,458,631
Contract liabilities	380,910	363,818	551,995

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relates to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contact is commensurate with the commission on the initial contract. During the years ended December 31, 2025, and 2024, the Company recognized expenses of $709,460 and $668,685, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the years ended December 31, 2025, and 2024 the Company recognized revenues of $218,051 and $381,148, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2025. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of December 31, 2025, and 2024. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance December 31, 2025	Balance December 31, 2024
Operating Lease Right-Of-Use Assets	$1,385,194	$1,090,638

Operating Lease Liabilities	Balance December 31, 2025	Balance December 31, 2024
Short-Term Operating Lease Liabilities	$261,993	$191,902
Long-Term Operating Lease Liabilities	1,147,562	922,776
Total	$1,409,555	$1,114,678

Maturity analysis under these lease agreements are as follows:

Maturity Analysis	Balance December 31, 2025
2026	$350,383
2027	302,159
2028	288,315
2029	258,691
2030	205,127
Thereafter	377,865
Total	1,782,540
Less Imputed interest	(372,985)
Present Value of Operating Leases	$1,409,555

The following summarizes other information related to leases for the year ended December 31, 2025, as follows:

Weighted Average Remaining Lease Term (Years)	6.63
Weighted Average Discount Rate	6.85%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the years ended December 31, 2025, and 2024 was $365,689 and $473,134, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2025, and 2024, include the following:

	2025	2024

Communications Plant:
Land	$707,648	$707,648
Buildings	11,375,143	11,180,405
Other Support Assets	26,975,364	26,008,607
Central Office and Circuit Equipment	71,349,591	68,473,005
Cable and Wire Facilities	223,373,746	198,100,277
Other Plant and Equipment	404,883	404,883
Plant Under Construction	11,763,997	13,454,182
	345,950,372	318,329,007
Other Property	36,715,926	35,035,142
Video Plant	19,805,385	19,329,406

Total Property, Plant and Equipment	$402,471,683	$372,693,555

Depreciation is computed using the straight-line method based on the estimated service or remaining useful lives of the various classes of depreciable assets. Depreciation expense was $17,406,603 and $15,797,205 in 2025 and 2024. The composite depreciation rates on communications plant and equipment for the two years ended December 31, 2025, and 2024, respectively, were 4.5% and 4.4%. Other property and video plant is depreciated over estimated useful lives of three to twenty-five years.

NOTE 5 - GOODWILL AND INTANGIBLES

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of December 31, 2025, and 2024, respectively.

In 2025 and 2024, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2025 and 2024, after the testing was completed, we determined that there was no impairment to goodwill for Scott-Rice and SETC as the determined fair value was sufficient to pass the impairment test. For 2025, after the testing was completed, we determined that there was no impairment to goodwill for HTC as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing was completed, we determined that there was an impairment to goodwill for HTC of $4.9 million as the determined fair value was not sufficient to pass the impairment test.

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

The components of our identified intangible assets are as follows:

				December 31, 2025		December 31, 2024
	Useful			Gross		Gross
	Lives			Carrying	Accumulated	Carrying	Accumulated
	(years)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$35,295,746	$42,878,445	$33,677,015
Video Franchise				3,000,000	1,071,450	3,000,000	642,870
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$46,756,259	$36,367,196	$46,756,259	$34,319,885

Net Identified Intangible Assets					$10,389,063		$12,436,374

Amortization expense related to the definite-lived assets was $2,047,311 for 2025 and $2,052,234 for 2024. Amortization expense for the next five years is estimated to be:

2026	$2,042,389
2027	$1,335,247
2028	$1,335,247
2029	$1,335,247
2030	$1,120,897

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of December 31, 2025.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is June 21, 2029. We currently have drawn $21,113,839 on this revolving note as of December 31, 2025.

The term and revolving loan borrowings initially bear interest at a “Margin for SOFR Loans” of 3.75% above the applicable SOFR. The margin for SOFR loans for term and revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

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

Under the 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On September 30, 2025, $43,750,000 of our indebtedness was covered under and IRSA with CoBank. See Note7 – “Interest Rate Swaps” for details regarding our IRSA.

Our remaining outstanding debt of $102.4 million remains subject to variable interest rates at an effective weighted average interest rate of 7.32%, as of December 31, 2025.

As of December 31, 2025, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $8.9 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of December 31, 2025, was 4.97. Our maximum Total Leverage Ratio under the loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio and debt service coverage ratio. On December 31, 2025, we were in compliance with all the stipulated financial ratios in our loan agreements.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. Also, our credit facility contains restrictions that, among other things, limits or restrict our ability to enter into guarantees and contingent liabilities, incur additional debt, issue stock, transact asset sales, transfers, or dispositions, and engage in mergers and acquisitions, without CoBank approval.

Long-term debt is as follows:	2025	2024

Secured five-year reducing credit facility to CoBank, ACB, in quarterly installments of $781,250 (beginning on June 30, 2026) and quarterly installments of $1,562,500 (beginning on June 30, 2028), and a balloon payment of $112,500,000 at maturity of this note on June 21, 2029, plus a notional variable rate of interest through June 21, 2029.	$125,000,000	$125,000,000
Secured five-year revolving credit facility of up to $30,000,000 to CoBank, ACB, plus a notional variable rate of interest through June 21, 2029.	21,113,839	18,500,823
Less: Unamortized Loan Fees	(1,991,497)	(2,551,751)
	144,122,342	140,949,072
Less: Amount due within one year, net of unamortized loan fees	(1,884,184)	-
Total Long Term Debt	$142,238,158	$140,949,072

Required principal payments for the next five years are as follows:

2026	$2,343,750
2027	$3,125,000
2028	$5,468,750
2029	$135,176,339
2030	$-

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

We entered into the following IRSA, which effectively locked in more than 35% of our variable-rate debt through July 2026. On July 31, 2025, we entered into a new IRSA with CoBank which replaced our existing three swaps which all expired on July 31, 2025, and covered $43,750,000 of our aggregate indebtedness. As of December 31, 2025, our IRSA covered $43,750,000, with a weighted average interest rate of 7.56%.

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

As of December 31, 2025, we had the following IRSA in effect.

Loan #	Maturity Date	Notional Amount	Current Effective Interest Rate (1)

TERM A-1 LN	07/31/2026	$43,750,000	7.56% (SOFR Rate of 4.06% plus 3.50% SOFR Rate Margin)

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

Our IRSA, under our credit facilities, qualifies as a cash flow hedge for accounting purposes under GAAP. We reflect the effect of this hedging transaction in the financial statements. The unrealized gain/loss is reported in other comprehensive income. If we terminate our IRSA, the cumulative change in fair value at the date of termination would be reclassified from accumulated other comprehensive gain (loss), which is classified in stockholders’ equity, into earnings on the consolidated statements of income.

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of December 31, 2025, the fair value asset of these swaps was $132,274, which has been recorded net of deferred tax expense of $37,751, resulting in the $94,523 in accumulated other comprehensive income. As of December 31, 2024, the fair value asset of these swaps was $475,960, which has been recorded net of deferred tax expense of $135,839, resulting in the $340,121 in accumulated other comprehensive income.

NOTE 8 - INCOME TAXES

Income taxes recorded in our consolidated statements of income consists of the following:

	2025	2024
Income Tax Expense
Federal	$-	$-
State	100,722	381,680
Deferred Income Taxes	148,594	(50,555)
Total Income Tax Expense	$249,316	$331,125

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

As of December 31, 2025, and 2024, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to uncertain income tax matters as income tax expense.

The differences between the statutory federal tax rate and the effective tax rate were as follows:

Rate reconciliation:	2025		2024

Income taxes computed at the federal statutory rate	$121,168	21.00%	$(860,304)	21.00%

State income taxes, net of federal benefit (a)	87,345	15.14%	17,761	-0.43%
Nontaxable or nondeductible items
Nondeductible goodwill impairment	-	0.00%	1,045,457	-25.52%
Other	(476)	-0.08%	(3,770)	-0.09%

Other adjustments	41,279	7.15%	131,981	3.22%
Total	$249,316	43.21%	$331,125	-1.82%

(a) State taxes in Minnesota and Iowa made up the majority of the tax effect in this category.

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company’s effective rate for the year ended December 31, 2024, was significantly impacted by a non-deductible goodwill impairment charge. Absent the impairment charge, the Company’s effective tax rate would have been 20.04% in 2024. The Company’s effective rate for the year ended December 31, 2025, was primarily impacted by state taxes computed on a standalone basis, and true-up adjustments with a disproportionate rate impact when compared to similar adjustments in 2024.

Deferred income taxes and unrecognized tax benefits reflected in our consolidated balance sheets are summarized as follows:

	2025	2024
Deferred Tax Assets
Accrued Expenses	$(334,036)	$(124,174)
Deferred Compensation	(60,666)	(73,247)
Other	(441,062)	(316,965)
State NOL	(632,539)	-
Federal NOL	(6,925,267)	(5,315,643)
Sec. 163(j) business interest limitation	(5,862,893)	(5,901,243)
Leases	(402,350)	(318,179)
Total Deferred Tax Assets	(14,658,813)	(12,049,451)

Deferred Tax Liabilities
Fixed Assets	34,053,523	30,797,486
Intangible Assets	2,001,326	2,528,632
Investments	562,910	593,993
Unrealized Gain on SWAP	37,757	135,861
Contract Assets	392,603	416,359
Leases	395,397	311,317
Total Deferred Tax Liabilities:	37,443,516	34,783,648

Total Net Deferred Taxes	$22,784,703	$22,734,197

As of December 31, 2025, the Company has federal and state net operating loss carryforwards of approximately $33.0 million and $8.4 million, respectively for tax purposes, which will be available to offset future taxable income. The federal losses may be carried forward indefinitely, while the state losses may be carried forward 15 years.

The Company’s cash tax payments (net of refunds) are summarized as follows:

	2025	2024

U.S. Federal	$-	$-
State:
Minnesota	1,037,209	845,000
Iowa	-	278,024

Total cash paid for income taxes (net of refunds)	$1,037,209	$1,123,024

NOTE 9 – INCENTIVE AND RETIREMENT PLANS

In 2006, we implemented an EIP for employees other than executive officers and a MIP for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of December 31, 2025, 148,877 shares remain available to be issued under the 2015 Plan.

Long-Term Cash Based Awards

On March 27, 2025, the Compensation Committee and the Board adopted a new cash-based long-term incentive plan. The 2025 Plan is a 3-year, cash-based long-term incentive and retention arrangement which measures OIBITDA and entails continued service with Nuvera throughout a 3-year period. Awards will be made annually (subject to the Compensation Committee’s oversight on plan design, which may change from time to time) with 3-year overlapping cycles, and performance measured each individual year. Vesting is based (i) on achievement of predetermined OIBITDA targets set annually and (ii) on continued service with Nuvera through the end of the 3-year performance cycle. Cash payouts will be made at the end of the 3-year cycle. OIBITDA performance targets for each year within the 3-year period will be aligned with approved operating budget for that year.

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$432,245	$-	1/1/2028
Balance at December 31, 2025	$432,245	$-

We have a 401(k)-employee savings plan in effect for employees who meet age and service requirements. Our contributions to our 401(k)-employee savings plan were $443,829 and $443,156 in 2025 and 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of December 31, 2025, the Company had no outstanding contract commitments.

We are involved in certain contractual disputes in the ordinary course of business. We do not believe the ultimate resolution of any of these existing matters will have a material adverse effect on our financial position, results of operations or cash flows.

Our capital budget for 2026 is approximately $33.1 million and will be financed primarily through internally generated funds and grant funding programs.

NOTE 11 - NONCASH ACTIVITIES

Noncash investing activities included $10,019,391 and $9,572,075 during the years ended December 31, 2025, and 2024. These activities related to plant and equipment additions placed in service and are recorded in our accounts payable at year-end.

Noncash financing activities include $0 during the years ended December 31, 2025, and 2024. The were no activities related to broadband grants awarded and are recorded in our accounts receivable at year-end.

NOTE 12 – OTHER INVESTMENTS

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. For a listing of our investments, see Note 15 – “Segment Information.”

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company recognized a $22,646 unrealized loss on one of its investments as of December 31, 2025. As of December 31, 2024, the Company has recorded losses on our investments of $15,550.

●	Our investments and interests in the following entities include some management responsibilities:
▪	BBV – 24.30% subsidiary equity ownership interest. BBV provides video headend and Internet services,
▪	IES – 14.29% subsidiary equity ownership interest. IES is a provider of E-911 services to the States of Minnesota and Wisconsin as well as a number of counties located in Minnesota, and
▪	FM – 7.63% subsidiary equity ownership interest. FM is a Minnesota state-wide network that provides connectivity for regional businesses.

NOTE 13 – DEFERRED COMPENSATION

As of December 31, 2025, and 2024, we have recorded other deferred compensation relating to executive compensation payable to certain former executives of the Company and certain former executives of past acquisitions.

NOTE 14 – STOCK BASED COMPENSATION

The Company’s 2017 OSP was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, RSUs, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of December 31, 2025, 37,809 shares remain available for future grants under the 2017 OSP.

Option Awards

Prior to 2025, the Compensation Committee granted non-qualified stock Options The Compensation Committee believed that grants of Options more directly align management long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to overall success.

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

		Closing
		Stock	Vesting
	Options	Price	Date
Balance at December 31, 2021	-
Issued	40,577	$21.20	4/11/2023
Issued	40,583	$21.20	4/11/2024
Issued	40,583	$21.20	4/11/2025
Balance at December 31, 2022	121,743
Issued	51,431	$14.70	3/31/2024
Issued	51,431	$14.70	3/31/2025
Issued	51,432	$14.70	3/31/2026
Balance at December 31, 2023	276,037
Issued	35,817	$11.00	3/28/2025
Issued	35,818	$11.00	3/28/2026
Issued	35,818	$11.00	3/28/2027
Balance at December 31, 2024	383,490
Forfeited	(27,482)
Balance at December 31, 2025	356,008

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

The following table summarizes the Company’s employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	6.28	-
Forfeited	-	-	-	-
Outstanding as of December 31. 2022	121,743	$21.20	6.28	$-
Granted	154,294	14.70	7.25	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	6.83	$-
Granted	107,453	11.00	8.25	322,359
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	7.18	$322,359
Granted	-	-	-
Forfeited	(27,482)	13.60		(43,995)
Outstanding as of December 31, 2025	356,008	16.96	7.18	278,364
Exercisable as of December 31. 2025	256,185	$18.13	6.93	$103,995

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of December 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $187,017, which the Company expects to recognize over a weighted-average period of approximately 1.07 years. As of December 31, 2024, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $571,335, which the Company expects to recognize over a weighted-average period of approximately 1.79 years.

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

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, which includes all activities related to the delivery and provisioning of voice service charges to its residential and business subscribers, access charges to IXCs for providing the carriers access to our local phone networks and the provisioning of video and data services. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s Chief Operating Decision Maker, which is its CEO, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024

Revenue	$71,794,483	$69,236,337

Less:
Cost of Services, Excluding Depreciation and Amortization	31,176,149	31,101,288
Selling, General and Administrative	11,285,812	10,395,727
Depreciation and Amortization	19,453,914	17,849,439
Other Expense	9,301,623	13,986,568
Provision for Income Taxes	249,316	331,125
Net Income (Loss)	$327,669	$(4,427,810)

The Communications Segment operates the following communications companies.

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent Company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	PTC, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	SETC, a wholly owned subsidiary of Nuvera,
▪	WTC, a wholly owned subsidiary of Nuvera, and
▪	HTI, a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota,

NOTE 16 – BROADBAND GRANTS

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of December 31, 2025.

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue county. The Company has received $0 for this project as of December 31, 2025.

On March 5, 2024, the Company was awarded a grant from DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $107,837 for this project as of December 31, 2025.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023. The Company has received $8,594,688 for these projects as of December 31, 2025.

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

Total revenues from transactions with affiliates were $566,060 and $537,973 for 2025 and 2024. Total expenses from transactions with affiliates were $658,140 and $630,841 for 2025 and 2024.

NOTE 18 -- SUBSEQUENT EVENTS

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

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our CEO and CFO, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by Item 10 regarding directors is included under “Proposal 1 – Election of Directors” “Board of Directors,” and “Continuing Directors” in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year for which this report is filed, and is incorporated herein by reference.

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

Item 12.     Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included in Part I, Item 8 of this Annual Report on Form 10-K under the caption “Note 14 – Stock Based Compensation.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Consolidated Financial Statements
Included in Part II, Item 8, of this report:
		Pages

	Report of Independent Registered Public Accounting Firm (PCAOB ID 251)	46-47

	Consolidated Statements of Operations for the Years Ended December 31, 2025, and 2024	48

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, and 2024	49

	Consolidated Balance Sheets as of December 31, 2025, and 2024	50-51

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, and 2024	52

	Consolidated Statements of Stockholders’ Equity for the Years Ended Ended December 31, 2025, and 2024	53

	Notes to Consolidated Financial Statements	54-79

(a) 2.	Consolidated Financial Statement Schedules:

	Other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits Required

	See “Index to Exhibits”	83-84

Item 16.	Form 10-K Summary

Not Applicable.

EXHIBIT INDEX

3.1	Second Amended and Restated Articles of Incorporation of Nuvera Communications, Inc., as of May 25, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 26, 2023.
3.2	Bylaws of Nuvera Communications, Inc., as amended as of December 21, 2023, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 21, 2023.
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the year ended December 31, 2021.

10.1+	August 27, 2019, Offer Letter to Glenn Zerbe, incorporated by reference to Exhibit 10.1 of the Company’s Form 8‑K filed August 27, 2019.
10.2+	Change in Control Agreement between Nuvera Communications, Inc. and Glenn Zerbe incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 27, 2019.
10.3+

Employment Agreement dated as of March 21, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2011.

10.3.1+

Amendment dated July 25, 2017, to Employment Agreement dated as of March 31, 2012, between Nuvera Communications, Inc. and Curtis Kawlewski, incorporated by reference to Exhibit 10.23.1 to the Company’s 2017 Form 10-Q for the quarter ended June 30, 2017.

10.4+	Nuvera Communications, Inc. 2015 Employee Stock Plan (as amended February 28, 2025) incorporated by reference to Exhibit 10.1 to Form 8-K filed March 28, 2025.
10.5+	Nuvera Communications, Inc. 2017 Omnibus Stock Plan, as amended March 13, 2023, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A for the year ended December 31, 2022.
10.6+	Nuvera Communications, Inc. Non-Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K/A for the year ended December 31, 2022.
10.7+

Nuvera Communications, Inc. Employee Restricted Stock Unit Award Agreement (time-based/performance based), incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022.

10.8+

Amended and Restated Credit Agreement dated as of June 21, 2024, between Nuvera Communications, Inc., Nuvera Communication, Inc. subsidiaries as Guarantors, CoBank, ACB as a Lender, as Issuing Lender, as Swing Line Lender, and as Administrative Agent for the Lenders and the other Lenders listed in the 2024 Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2024.

10.9+

Amended and Restated Pledge and Security Agreement dated as of June 21, 2024, between Nuvera Communications, Inc., Nuvera Communications, Inc. subsidiaries as Guarantors and CoBank ACB as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 25, 2024.

10.10

Interest Rate Swap Agreement dated as of July, 28, 2025, under the Amended and Restated Credit Agreement dated as of June 21, 2024, between Nuvera, Nuvera subsidiaries as Guarantors and CoBank, ACB as a Lender, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2025.

10.11+	Nuvera Communications, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2025.
10.12+	Nuvera Communications, Inc. Long-Term Incentive Plan Award Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2025.
10.13*+	Nuvera Communications, Inc. Incentive Plan effective March 12, 2026 (formerly Long-Term Incentive Plan effective March 27, 2025.
19.1	Nuvera Communications, Inc. Insider Trading Policy (as amended, February 29, 2024), incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2023.
21*	Subsidiaries of Nuvera Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Under Rule 13a-14(a) Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Under Rule 13a-14(a) adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nuvera Communications, Inc. Clawback and Forfeiture Policy (as amended February 29, 2024), incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended December 31, 2023.
101.INS	Inline XBRL Instance File.
101.SCH	Inline XBRL Taxonomy Extension Schema File.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase File.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase File.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase File.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase File.
104	Cover Page Interactive Data File (embedded within the XBRL and contained in Exhibit 101)

*Filed Herewith

+Management compensation plan or arrangement required to be filed as an exhibit.

#Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules to these agreements have been omitted from this Report and will be furnished supplementally to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange of 1934 for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2026	NUVERA COMMUNICATIONS, INC.
(Registrant)

	By	/s/ Glenn H. Zerbe

Glenn H. Zerbe, Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Curtis O. Kawlewski

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

/s/ James J. Seifert	March 16, 2026
James J. Seifert, Chairman of the Board

/s/ Glenn H. Zerbe	March 16, 2026
Glenn H. Zerbe, President and Chief Executive Officer
(Principal Executive Officer

/s/ Curtis O. Kawlewski	March 16, 2026
Curtis O. Kawlewski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Nathan D. Knuth	March 16, 2026
Nathan Kunth, Director

/s/ Dennis E. Miller	March 16, 2026
Dennis Miller, Director

/s/ Brian D. Olsem	March 16, 2026
Brian Olsem, Director

/s/ Bill D. Otis	March 16, 2026
Bill D. Otis, Director

/s/ Wesley E. Schultz	March 16, 2026
Wesley E. Schultz, Director

/s/ Colleen R. Skillings	March 16, 2026
Colleen R. Skillings, Director

/s/ Suzanne M. Spellacy	March 16, 2026
Suzanne M. Spellacy, Director