Form 10-Q
period 2026-03-31
Nuvera Communications, Inc.
filed 2026-05-15
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of May 15, 2026: 5,226,779.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3-8

	Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2026, and 2025	3

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2026, and 2025	4

	Consolidated Balance Sheets (unaudited) as of March 31, 2026, and December 31, 2025	5-6

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2026, and 2025	7

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three Months Ended March 31, 2026, and 2025	8

	Condensed Notes to Consolidated Financial Statements (unaudited)	9-31

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-45

Item 3	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	46

Item 1A	Risk Factors	46-49

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3	Defaults Upon Senior Securities	50

Item 4	Mine Safety Disclosures	50

Item 5	Other Information	50

Item 6	Exhibits Listing	50

	Signatures	51

	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
OPERATING REVENUES:
Voice Service	$955,923	$1,121,436
Network Access	694,764	726,045
Video Service	2,714,001	2,880,680
Data Service	8,377,714	7,688,118
A-CAM/FUSF	4,268,229	4,308,658
Other Non-Regulated	1,422,049	1,155,832
Total Operating Revenues	18,432,680	17,880,769

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,167,240	4,098,390
Cost of Video	2,071,321	2,140,804
Cost of Data	1,207,204	1,138,168
Cost of Other Nonregulated Services	587,628	298,335
Depreciation and Amortization	4,163,993	4,835,847
Selling, General and Administrative	2,852,279	2,954,324
Total Operating Expenses	15,049,665	15,465,868

OPERATING INCOME	3,383,015	2,414,901

OTHER INCOME (EXPENSE)
Interest Expense	(2,976,880)	(2,972,676)
Interest/Dividend Income	119,967	147,276
Interest During Construction	77,678	66,182
CoBank Patronage Dividends	1,488,941	1,656,597
Other Investment Income	99,161	116,775
Total Other Expense	(1,191,133)	(985,846)

INCOME BEFORE INCOME TAXES	2,191,882	1,429,055

INCOME TAXES EXPENSE	613,444	400,135

NET INCOME	$1,578,438	$1,028,920

NET INCOME PER SHARE
Basic	$0.30	$0.20
Diluted	$0.29	$0.19

DIVIDENDS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,215,348	5,178,176
Diluted	5,536,235	5,425,081

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net Income	$1,578,438	$1,028,920

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(75,006)	(202,587)
Income Tax Benefit Related to Unrealized Loss on Interest Rate Swaps	21,407	57,818
Other Comprehensive Loss	(53,599)	(144,769)

Comprehensive Income	$1,524,839	$884,151

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2026	2025
CURRENT ASSETS:
Cash	$262,157	$349,857
Receivables, Net	2,947,442	2,788,066
Income Taxes Receivable	506,492	1,119,937
Materials, Supplies, and Inventories	17,996,932	18,582,607
Financial Derivative Instruments	57,268	132,274
Prepaid Expenses and Other Current Assets	2,355,305	2,056,007
Total Current Assets	24,125,596	25,028,748

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	9,878,466	10,389,063
Other Investments	8,715,186	8,520,804
Right of Use Asset	1,311,497	1,385,194
Other Assets	674,673	711,826
Total Investments and Other Assets	56,204,482	56,631,547

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	346,167,357	345,950,372
Other Property & Equipment	37,003,929	36,715,926
Video Plant	19,825,568	19,805,385
Total Property, Plant and Equipment	402,996,854	402,471,683
Less Accumulated Depreciation	209,809,202	206,155,807
Net Property, Plant & Equipment	193,187,652	196,315,876

TOTAL ASSETS	$273,517,730	$277,976,171

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$2,512,245	$1,884,184
Accounts Payable	4,521,973	12,357,439
Checks Written in Excess of Cash Balances	207,521	-
Other Accrued Taxes	337,745	270,895
Deferred Compensation	42,005	42,407
Accrued Compensation	2,439,298	1,880,298
Other Accrued Liabilities	537,071	558,885
Total Current Liabilities	10,597,858	16,994,108

LONG-TERM DEBT, Net of Unamortized
Loan Fees	142,687,139	142,238,158

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,763,296	22,784,703
Other Accrued Liabilities	1,164,388	1,229,684
Deferred Compensation	159,925	170,125
Total Noncurrent Liabilities	24,087,609	24,184,512

COMMITMENTS AND CONTINGENCIES:	-	-

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,215,348, and 5,215,348 Shares Issued and Outstanding	8,692,246	8,692,246
Accumulated Other Comprehensive Gain	40,924	94,523
Retained Earnings	87,411,954	85,772,624
Total Stockholders' Equity	96,145,124	94,559,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$273,517,730	$277,976,171

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,578,438	$1,028,920
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,317,182	4,980,286
Undistributed Earnings of Other Equity Investments	(97,555)	(103,544)
Noncash Patronage Refund	(154,827)	(170,173)
Stock Issued in Lieu of Cash Payment	110,001	100,000
Distributions from Equity Investments	100,000	-
Stock-based Compensation	60,892	93,160
Changes in Assets and Liabilities:
Receivables	(159,376)	(418,738)
Income Taxes Receivable	613,445	183,450
Inventories for Resale	1,258	(17,016)
Prepaid Expenses	(409,299)	(527,449)
Other Assets	37,153	50,271
Accounts Payable	166,286	24,026
Checks Written in Excess of Cash Balance	207,521	(997,217)
Accrued Income Taxes	-	216,685
Other Accrued Taxes	66,850	64,892
Other Accrued Liabilities	534,985	455,269
Net Cash Provided by Operating Activities	6,972,954	4,962,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(9,714,471)	(8,640,431)
Materials and Supplies for Construction	734,399	881,419
Other, Net	(42,000)	132,740
Net Cash Used in Investing Activities	(9,022,072)	(7,626,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in Revolving Credit Facility	923,854	558,274
Grants Received for Construction of Plant	1,037,564	675,959
Net Cash Provided by Financing Activities	1,961,418	1,234,233

NET CHANGE IN CASH	(87,700)	(1,429,217)

CASH at Beginning of Period	349,857	1,886,697

CASH at End of Period	$262,157	$457,480

Supplemental cash flow information:
Cash paid for interest	$2,825,944	$2,858,688

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	THREE MONTHS ENDED MARCH 31, 2026
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain (Loss)	Compensation	Earnings	Equity

BALANCE on December 31, 2025	5,215,348	$8,692,246	$94,523	$-	$85,772,624	$94,559,393

Non-Cash, Share-Based Compensation	-	-	-	-	60,892	60,892
Net Income	-	-	-	-	1,578,438	1,578,438
Unrealized Loss on Interest Rate Swap	-	-	(53,599)	-	-	(53,599)

BALANCE on March 31, 2026	5,215,348	$8,692,246	$40,924	$-	$87,411,954	$96,145,124

	THREE MONTHS ENDED MARCH 31, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Unearned	Retained	Total
	Shares	Amount	Gain (Loss)	Compensation	Earnings	Equity
BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	$-	$84,796,423	$93,766,837

Non-Cash, Share-Based Compensation	-	-	-	-	93,160	93,160
Net Income	-	-	-	-	1,028,920	1,028,920
Unrealized Loss on Interest Rate Swap	-	-	(144,769)	-	-	(144,769)

BALANCE on March 31, 2025	5,178,176	$8,630,293	$195,352	$-	$85,918,503	$94,744,148

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

Note 1 – Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Nuvera Communications, Inc. and its subsidiaries (Nuvera) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, rules and regulations of the Securities and Exchange Commission (SEC) and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal and recurring accruals) considered necessary for the fair presentation of the financial statements and present fairly the results of operations, financial position and cash flows for the interim periods presented as required by Regulation S-X, Rule 10-01. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cost of Services (excluding depreciation and amortization)

Cost of services (excluding depreciation and amortization expense) includes all costs related to the delivery of communication services and products. These operating costs include all the costs of performing services and providing related products including engineering, network monitoring, and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses, customer service, billing and collections, advertising and all other general and administrative costs associated with our operations.

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity, and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ending March 31, 2026. Depreciation expense was $3,653,396 and $4,322,789 for the three months ending March 31, 2026, and 2025. The decrease in depreciation expense was primarily due to legacy copper plant assets becoming fully depreciated for the Scott-Rice Telephone Company (Scott-Rice) in 2025. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

Grant money received from governmental entities for reimbursement of capital expenditures is accounted for as a reduction from the cost of the asset. As the grant was to be used in the Company’s regulated network, the Company accounts for this funding as aid to construction as outlined in the Federal Communications Commission (FCC’s) Part 32 “Uniform System of Accounts for Telecommunications Companies.” The resulting balance sheet presentation reflects the Company’s net investment in the assets in property, plant, and equipment. Depreciation is calculated and recorded based on the reduced cost of the investment therefore the impact of prior grants received is reflected in earnings as a reduction in depreciation. Grant funds are shown as inflows in the financing activities section of the statements of cash flows.

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

As of March 31, 2026, and December 31, 2025, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2021 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of March 31, 2026, and December 31, 2025, we had $0 and $27,790 of interest or penalties paid that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Basic	Diluted	Basic	Diluted

Net Income	$1,578,438	$1,578,438	$1,028,920	$1,028,920

Weighted-average common shares outstanding	5,215,348	5,536,235	5,178,176	5,425,081

Net income per share	$0.30	$0.29	$0.20	$0.19

The weighted-average shares outstanding, basic, and diluted are calculated as follows:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,215,348	5,215,348	5,178,176	5,178,176

Dilutive Options	-	320,887	-	246,905

Weighted-average common shares outstanding	5,215,348	5,536,235	5,178,176	5,425,081

Nuvera’s Board of Directors (BOD) reviews quarterly dividend declarations based on our anticipated earnings, capital requirements, and our operating and financial conditions.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants received by Business Entities”. This accounting update establishes guidance for the recognition, measurement, presentation, and disclosure of government grants. The updated requirements are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim periods therein, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025-10 on its consolidated financial statements.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts/services with customers for the quarters ending March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Voice Service¹	$1,041,881	$1,225,575
Network Access¹	710,823	739,536
Video Service¹	2,714,001	2,880,680
Data Service¹	7,924,218	7,259,832
Directory²	115,446	125,771
Other Contracted Revenue³	561,898	548,681
Other⁴	821,771	531,978

Revenue from customers	13,890,038	13,312,053

Subsidy and other revenue outside scope of ASC 606⁵	4,542,642	4,568,716

Total revenue	$18,432,680	$17,880,769

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

For the three months ending March 31, 2026, approximately 70.90% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 24.64% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 4.46% of total revenue was from other sources including CPE and equipment sales and installation.

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

Voice Service – We receive recurring revenue for basic local services that enable end-user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local telephone services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification, and voicemail. Our voice over Internet protocol (VOIP) digital phone service is also available as an alternative to the traditional telephone line. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Network Access – We provide access services to other communication carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill subscriber line charges (SLCs) to substantially all our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide support and distribute funding to us.

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

The monthly Consumer Broadband-Only Loop Support (CBOL) subsidy formula is reviewed and subjected to revision on an annual basis and subject to change based on updated Universal Service Administrative Company (USAC) funding criteria July 1 of each year.

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. Depending on geographical market availability, our video services range from limited basic service to advanced digital TV, which includes several plans, each with hundreds of local, national music channels including premium and pay-per-view channels as well as video-on-demand service. Certain customers may also subscribe to our advanced video services, which consist of high-definition TV, digital video recorders (DVR), and Whole Home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any TV in the house, record multiple shows at one time and utilize an intuitive on-screen guide and user interface. Video subscribers also have access to our Watch TV Everywhere service which allows subscriber access to full episodes of available shows, movies and live screens using a computer or mobile device. We also receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with cable television services (CATV), satellite dish TV, and off-air TV service providers. Customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds, and features. We also provide e-mail and managed services, such as web hosting, online file backup and online file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

The Company currently receives funding based on the Alternative Connect America Cost Model (A-CAM) as described below, except for Scott-Rice, which receives funding from the Federal Universal Service Fund (FUSF). Scott-Rice’s settlements from the pools are based on nationwide average schedules, which includes the pooling and redistribution of revenues based on a company’s actual or average costs as described below.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	March 31,	December 31,
	2026	2025

Accounts receivable, net - beginning balance	$2,042,185	$1,567,927
Accounts receivable, net - ending balance	$2,201,561	$2,042,185

Contract assets - beginning balance	1,375,406	1,419,660
Contract assets - ending balance	1,344,714	1,375,406

Contract liabilities - beginning balance	380,910	363,818
Contract liabilities - ending balance	361,231	380,910

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ending March 31, 2026, and 2025, the Company recognized expenses of $184,928 and $171,459, respectively, related to deferred contract acquisition costs. Short-term contract assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

Contract Liabilities

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred. In addition, contract liabilities include customer deposits that are not recognized as revenue but are, instead, returned to the customer after a holding period. Short-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the current portion of the deferred revenues that will be recognized monthly within one year. Short-term contract liabilities are included in current liabilities under other accrued liabilities. Long-term contract liabilities include deferred revenues for advanced payments for managed services and other long-term contracts. This includes the portion longer than one year and the corresponding deferred revenues are recognized into revenue on a monthly basis based on the term of the contract. Long-term contract liabilities are included in noncurrent liabilities under other accrued liabilities.

During the quarters ending March 31, 2026, and 2025, the Company recognized revenues of $169,511 and $159,235, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2026. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of March 31, 2026, and December 31, 2025. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Asset	Balance March 31, 2026	Balance December 31, 2025
Operating Lease Right-Of-Use Assets	$1,311,497	$1,385,194

Operating Lease Liabilities	Balance March 31, 2026	Balance December 31, 2025
Short-Term Operating Lease Liabilities	$244,215	$261,993
Long-Term Operating Lease Liabilities	1,091,759	1,147,562
Total	$1,335,974	$1,409,555

Maturity analysis under these lease agreements is as follows:

Maturity Analysis	Balance March 31, 2026
2026 (remaining)	$253,038
2027	302,159
2028	288,315
2029	258,691
2030	205,127
Thereafter	377,865
Total	1,685,195
Less Imputed Interest	(349,221)
Present Value of Operating Leases	$1,335,974

The following summarizes other information related to leases for the quarter ending March 31, 2026, as follows:

Weighted Average Remaining Lease Term (Years)	6.62
Weighted Average Discount Rate	6.85%

We amortize our leases over the shorter of the term of the lease or the useful life of the asset. Lease expenses for the three months ending March 31, 2026, and 2025 were $108,564 and $77,911, respectively.

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

We have entered into an interest rate swap agreement (IRSA) with our lender CoBank, ACB (CoBank) to manage our cash flow exposure to fluctuations in interest rates. These instruments are designated as cash flow hedges and are effective at mitigating the risk of fluctuations on interest rates in the marketplace. Any gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive gain (loss) for as long as the hedge remains effective.

The fair value of our IRSA is discussed in Note 7 – “Interest Rate Swaps”. The fair value of our swap agreement was determined based on Level 2 inputs.

The fair value of our Goodwill as discussed in Note 5 – “Goodwill and Intangibles”. The fair value of our Goodwill was determined based on Level 3 inputs.

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2025. As of March 31, 2026, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of March 31, 2026, and December 31, 2025.

In 2025 and 2024, we engaged an independent valuation firm to aid in the completion of an annual impairment test for existing goodwill acquired. For 2025 and 2024, after the testing was completed, we determined that there was no impairment to goodwill for Scott-Rice and SETC as the determined fair value was sufficient to pass the impairment test. For 2025, after the testing was completed, we determined that there was no impairment to goodwill for Hutchinson Telephone Company (HTC) as the determined fair value was sufficient to pass the impairment test. For 2024, after the testing was completed, we determined that there was an impairment to goodwill for HTC of $4.9 million as the determined fair value was not sufficient to pass the impairment test.

Our intangible assets subject to amortization consist of acquired customer relationships, regulatory rights, and trade names. We amortize intangible assets with finite lives over their respective estimated useful lives. In addition, we periodically reassess the carrying value, useful lives, and classifications of our identifiable intangible assets.

The components of our identified intangible assets are as follows:

		March 31, 2026		December 31, 2025
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives (in yrs)	Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14-15	$42,878,445	$35,699,198	$42,878,445	$35,295,746
Video Franchise		3,000,000	1,178,595	3,000,000	1,071,450
Indefinitely-Lived Intangible Assets
Spectrum		877,814	-	877,814	-
Total		$46,756,259	$36,877,793	$46,756,259	$36,367,196

Net Identified Intangible Assets			$9,878,466		$10,389,063

Amortization expense related to the definite-lived intangible assets was $510,597 and $513,058 for the three months ending March 31, 2026, and 2025. Amortization expense for the remaining nine months of 2026 and the five years after 2026 is estimated to be:

●	(April 1 – December 31) - $1,531,792
●	2027 - $1,335,247
●	2028 - $1,335,247
●	2029 - $1,335,247
●	2030 - $1,120,897
●	2031 - $906,667

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. Final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. We currently have drawn $0 on this Delayed Draw Term Loan as of March 31, 2026.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. Final maturity date of this note is June 21, 2029. We currently have drawn $22,037,693 on this revolving note as of March 31, 2026.

The term and revolving loan borrowings initially bear interest at a “Margin for Secured Overnight Financing Rate (SOFR) Loans” of 3.75% above the applicable SOFR. The margin for SOFR loans for term and revolving loans increases as our “Leverage Ratio” increases and decreases as our “Leverage Ratio” decreases.

We generally use variable-rate debt to finance our operations, capital expenditures, and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank require that we enter into interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

Under the 2024 credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On March 31, 2026, $43,750,000 of our indebtedness was covered under an IRSA with CoBank. See Note7 – “Interest Rate Swaps” for details regarding our IRSA.

Our remaining outstanding debt of $103.3 million remains subject to variable interest rates at an effective weighted average interest rate of 7.27%, as of March 31, 2026.

As of March 31, 2026, our additional delayed draw term loan of $25.0 million and unused revolving credit facility of $8.0 million are subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of March 31, 2026, was 4.95. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include Total Leverage Ratio and debt service coverage ratio. On March 31, 2026, we were in compliance with all the stipulated financial ratios in our loan agreements.

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

We generally use variable-rate debt to finance our operations, capital expenditures, and acquisitions. These variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. The terms of our credit facility with CoBank require that we enter into 35% of our existing debt interest rate agreements designed to protect us against fluctuations in interest rates, in an aggregate principal amount and for a duration determined under the credit facility.

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

We entered into the following IRSA, which effectively locked in more than 35% of our variable-rate debt through July 2026. On July 31, 2025, we entered into a new IRSA with CoBank which replaced our existing three swaps which all expired on July 31, 2025, and covered $43,750,000 of our aggregate indebtedness. As of March 31, 2026, our IRSA covered $43,750,000, with a weighted average interest rate of 7.56%.

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

The fair value of the Company’s IRSA were determined based on valuations received from CoBank and were based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of March 31, 2026, the fair value asset of these swaps was $57,268, which has been recorded net of deferred tax expense of $16,344, resulting in the $40,924 in accumulated other comprehensive income. As of March 31, 2025, the fair value asset of these swaps was $273,373, which has been recorded net of deferred tax expense of $78,021, resulting in the $195,352 of accumulated other comprehensive income.

Note 8 – Other Investments

We are a co-investor with other communication companies in several partnerships and limited liability companies. These joint ventures make it possible to offer services to customers, including digital video services and fiber transport services that we would have difficulty offering on our own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. We use the equity method of accounting for these investments that reflects original cost and recognition of our share of the net income or losses from the respective operations. For a listing of our investments, see Note 10 – “Segment Information.”

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determined fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2026, and 2025, respectively, the Company had not recorded any gains or losses on our investments.

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

Note 9 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of March 31, 2026, 148,877 shares remain available to be issued under the 2015 Plan.

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

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$432,245	$-	1/1/2028
Balance at December 31, 2025	$432,245	$-
Issued	$476,840	$-	1/1/2029
Balance at March 31, 2026	$909,085	$-

Note 10 – Segment Information

The Company operates in one reportable segment, which includes all activities related to the delivery and provisioning of voice service charges to its residential and business subscribers, access charges to IXCs for providing the carriers access to our local phone networks and the provisioning of video and data services. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s Chief Operating Decision Maker, which is its Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the quarters ending March 31, 2026, and 2025:

	Quarter Ended March 31,
	2026	2025

Revenue	$18,432,680	$17,880,769

Less:
Cost of Services, Excluding Depreciation and Amortization	8,033,393	7,675,697
Selling, General and Administrative	2,852,279	2,954,324
Depreciation and Amortization	4,163,993	4,835,847
Other Expense, net	1,191,133	985,846
Income Taxes Expense	613,444	400,135
Net Income	$1,578,438	$1,028,920

The Communications Segment operates the following communications companies.

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera, and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

Note 11 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of March 31, 2026, the Company had outstanding contract amounts of approximately $0.5 million, with estimated completions of approximately $0.5 million in 2026.

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

Note 12 – Broadband Grants

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of March 31, 2026.

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue County. The Company has received $0 for this project as of March 31, 2026.

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $1,145,401 for this project as of March 31, 2026.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants provided up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company was eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company provided the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023 and were completed in 2025. The Company has received $8,594,688 for these projects as of March 31, 2026.

Note 13 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of March 31, 2026, 37,809 shares remain available for future grants under the 2017 OSP.

Option Awards

Prior to 2025, the Compensation Committee granted non-qualified stock Options. The Compensation Committee believed that grants of Options more directly aligned management’s long-term equity compensation with increased shareholder value creation at a time when the Company is engaged in significant investment and transformation as part of its long-term strategy. The Compensation Committee also determined to extend the grant of Options to include Named Executive Officers, senior employee directors and other employee directors as key members of the Company leadership team and contributors to our overall success.

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Excercisable	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	6.03	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	6.03	$-
Granted	154,294	14.70	7.00	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	6.58	$-
Granted	107,453	11.00	8.00	268,633
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	6.93	$268,633
Granted	-	-	-	-
Forfeited	(27,482)	13.60	-	(36,663)
Outstanding as of December 31, 2025	356,008	$16.96	6.93	$231,970
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2026	356,008	$16.96	6.93	$231,970
Exercisable as of March 31, 2026	326,946	$17.31	6.93	$159,315

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of March 31, 2026, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $127,126, which the Company expects to recognize over a weighted-average period of approximately 0.98 years. As of December 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $187,017, which the Company expects to recognize over a weighted-average period of approximately 1.07 years.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations stated in this Form 10-Q, are based upon Nuvera’s consolidated unaudited financial statements that have been prepared in accordance with GAAP, rules, and regulations of the SEC and, where applicable, conform to the accounting principles as prescribed by federal and state telephone utility regulatory authorities. We presently give accounting recognition to the actions of regulators where appropriate. The preparation of our financial statements in conformity with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities on the date of the financial statements and during the reporting period. The estimates and judgments used in the accompanying financial statements are based on our management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from these estimates and assumptions. Our senior management has discussed the development and selection of accounting estimates and the related Management Discussion and Analysis disclosure with our Audit Committee. For a summary of our significant accounting policies, see Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ending December 31, 2025, which is incorporated herein by reference.

Results of Operations

Overview

Nuvera has an advanced fiber communications network and offers a diverse array of communications products and services. We provide broadband Internet access, video services, and managed and hosted solutions services. In addition, we provide local voice service and network access to other communications carriers for connections to our networks as well as long-distance service.

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

In the first quarter of 2026, we have seen our overall revenues increase primarily due to growth in Internet and other revenue mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first quarter of 2026, which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of March 31, 2026, we had $8.0 million of our bank revolver available for use if the need arises. In addition, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

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

Operations/Fiber-To-The-Premise (FTTP) Build

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

●

On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The Company continues to build and deploy the Gig-speed service. Nuvera’s goal is to bring Gig-speed service to as many communities as possible.

●

In 2026, we plan to upgrade 3,300 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of March 31, 2026, we have succeeded in upgrading 1,032 passings with these fiber services. Project-to-date, we have upgraded a total of 52,494 overall passings with these fiber services.

Broadband Grants

●

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of March 31, 2026.

●

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue County. The Company has received $0 for this project as of March 31, 2026.

●

On March 5, 2024, the Company was awarded a grant from the DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $1,145,401 for this project as of March 31, 2026.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023 and were completed in 2025. The Company has received $8,594,688 for these projects as of March 31, 2026.

●

 Net income for the first quarter of 2026 totaled $1,578,438, which was a $549,518, or 53.41% increase compared to the first quarter of 2025. This increase was primarily due to an increase in data services and other revenue, and a decrease in depreciation, partially offset by a decrease in the CoBank patronage, all of which are described below.

●

Consolidated revenue for the first quarter of 2026 totaled $18,432,680, which was a $551,911 or 3.09% increase compared to the first quarter of 2026. This increase was primarily due to increases in data services and other revenue, partially offset by decreases in legacy service revenues and video services, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2026.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,639 or 14.69% for the twelve months ending March 31, 2026, due to the reasons mentioned above.

We expect the expansion of our advanced fiber communications network, growth in broadband connection sales along with continued migration to higher connectivity speeds and the sales of Internet value-added services such as on-line data backup and hosted and managed service solutions are expected to continue to offset the revenue declines from the access line trends discussed above.

To be competitive, we continue to invest in our fiber broadband network and continue to focus on the research and deployment of advanced technological products that include broadband services, wireless services, private line, VoIP, digital video, Internet protocol TV (IPTV), and hosted and managed services.

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters:

			Nuvera Communications, Inc.
			Reporting by Technology

	Q1 2025		Q2 2025		Q3 2025		Q4 2025		Q1 2026
Premise Passings
Fiber - NuFiber/Gig-Cities	46,022		46,212		48,617		51,462		52,494
Non-Fiber	27,031		27,288		26,701		25,466		25,129
Total Passings	73,053		73,500		75,318		76,928		77,623
% Fiber Coverage	63.0%		62.9%		64.5%		66.9%		67.6%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	16,124		17,056		17,724		18,603		19,464
Business	1,437		1,551		1,592		1,649		1,706
Totals	17,561	38.2%	18,607	40.3%	19,316	39.7%	20,252	39.4%	21,170	40.3%
Non-Fiber
Residential	11,293		10,729		10,229		9,635		8,914
Business	922		799		768		738		712
Totals	12,215	45.2%	11,528	42.2%	10,997	41.2%	10,373	40.7%	9,626	38.3%
Total Broadband Connections	29,776	40.8%	30,135	41.0%	30,313	40.2%	30,625	39.8%	30,796	39.7%
% Broadband on Fiber	59.0%		61.7%		63.7%		66.1%		68.7%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$3,541,243	$74.89	$3,802,467	$75.22	$3,948,740	$75.21	$4,188,706	$76.33	$4,507,266	$78.04
Business	$654,977	$155.50	$724,336	$158.29	$746,341	$157.46	$765,415	$156.59	$792,533	$156.57 *
Totals	$4,196,220	$81.48	$4,526,803	$82.12	$4,695,081	$82.02	$4,954,121	$82.89	$5,299,799	$84.37
Non-Fiber
Residential	$2,048,638	$59.18	$1,932,474	$59.32	$1,919,567	$61.46	$1,831,582	$62.20	$1,685,706	$61.52
Business	$351,409	$122.66	$294,661	$118.43	$280,438	$120.21	$269,938	$120.13	$265,295	$122.14
Totals	$2,400,047	$64.03	$2,227,135	$63.51	$2,200,005	$65.55	$2,101,520	$65.55	$1,951,001	$65.97
Total Internet/BB Revenue	$6,596,267		$6,753,938		$6,895,086		$7,055,641		$7,250,800
% Revenue from Fiber	63.6%		67.0%		68.1%		70.2%		73.1%

Other Internet Reveneue	$1,091,851		$1,067,614		$1,105,096		$1,110,994		$1,126,914

Total Internet Revenue	$7,688,118		$7,821,552		$8,000,182		$8,166,635		$8,377,714

All Other Revenue	$10,192,651		$9,984,987		$10,043,062		$9,897,296		$10,054,966

Total Revenue	$17,880,769		$17,806,539		$18,043,244		$18,063,931		$18,432,680

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

Financial results for the Communications Segment for the three months ending March 31, 2026, and 2025 are included below:

Communications Segment
	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
Operating Revenues
Voice Service	$955,923	$1,121,436	$(165,513)	-14.76%
Network Access	694,764	726,045	(31,281)	-4.31%
Video Service	2,714,001	2,880,680	(166,679)	-5.79%
Data Service	8,377,714	7,688,118	689,596	8.97%
A-CAM/FUSF	4,268,229	4,308,658	(40,429)	-0.94%
Other	1,422,049	1,155,832	266,217	23.03%
Total Operating Revenues	18,432,680	17,880,769	551,911	3.09%

Cost of Services, Excluding Depreciation and Amortization	8,033,393	7,675,697	357,696	4.66%
Selling, General and Administrative	2,852,279	2,954,324	(102,045)	-3.45%
Depreciation and Amortization Expenses	4,163,993	4,835,847	(671,854)	-13.89%
Total Operating Expenses	15,049,665	15,465,868	(416,203)	-2.69%

Operating Income	$3,383,015	$2,414,901	$968,114	40.09%

Net Income	$1,578,438	$1,028,920	$549,518	53.41%

Capital Expenditures	$9,714,471	$8,640,431	$1,074,040	12.43%

Key metrics
Access Lines	9,518	11,157	(1,639)	-14.69%
Video Customers	6,568	7,214	(646)	-8.95%
Broadband Customers	34,766	34,092	674	1.98%

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification, and voicemail. Voice service revenue was $955,923, which was $165,513 or 14.76% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This decrease was primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $694,764, which was $31,281 or 4.31% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This decrease was primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-two communities with our IPTV services and five communities with our CATV services. Video service revenue was $2,714,001, which was $166,679 or 5.79% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This decrease was primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds, and features. We also provide e-mail and managed services, such as web hosting and design, online file backup and online file storage. Data service revenue was $8,377,714, which was $689,596 or 8.97% higher in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This increase was primarily due to increases in fiber customers and customers upgrading their packages and speeds, partially offset by a decrease in non-fiber customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $4,268,229, which was $40,429 or 0.94% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This decrease was primarily due to lower CAF support funding for our operating companies, partially offset by an increase in our CBOL funding through USAC. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service, and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing, and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,422,049, which was $266,217 or 23.03% higher in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This increase was primarily due to an increase in the sales and installation of CPE, miscellaneous sales, billed labor, and paper billing fee revenue, partially offset by a decrease in directory publishing, lower long-distance revenues, and lower inside wire maintenance fees.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $8,033,393, which was $357,696 or 4.66% higher in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This increase was primarily due to costs associated with increased CPE, retail and other miscellaneous sales, and increased costs for maintenance and support agreements on our equipment and software. This increase was partially offset by a decrease in programming costs from video content providers due to a loss of video customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,852,279, which was $102,045 or 3.45% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This decrease was primarily due to decreased labor costs and cost containment measures taken by the Company.

Depreciation and Amortization

Depreciation and amortization were $4,163,993, which was $671,854 or 13.89% lower in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. The decrease in depreciation expense was primarily due to portions of our legacy copper network becoming fully depreciated in 2025, partially offset by an increase in our FTTP network assets to aid in our transition to a new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customers’ demands for our products and services.

Operating Income

Operating income was $3,383,015, which was $968,114 or 40.09% higher in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This increase was primarily due to increased data services, other revenue, and lower depreciation expenses, partially offset by higher cost of services expenses, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense increased $4,204 in 2026 compared to 2025. This increase was primarily due to higher outstanding debt balances, partially offset with decreased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income decreased $27,309 in 2026 compared to 2025. This decrease was primarily due to decreases in dividend income earned from our investments.

Other income for the three months ending March 31, 2026, and 2025 included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2026 was $1,488,941, compared to $1,656,597 allocated and received in 2025. This decrease was primarily due to a decrease in the special patronage distribution. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income decreased $17,614 in 2026 compared to 2025. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in 2026 compared to 2025, primarily due to lower operating performance by our equity investments in 2026.

Income Taxes

Income tax expense was $613,444 which was $213,309 or 53.31% higher in the three months ending March 31, 2026, compared to the three months ending March 31, 2025. This increase was primarily due to increased operating income, partially offset by lower CoBank patronage dividends. The effective income tax rate for the three months ending March 31, 2026, and 2025, was approximately 28.0%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $241,344,508 as of March 31, 2026, reflecting 39.8% equity and 60.2% debt. This compares to a capital structure of $238,681,735 as of December 31, 2025, reflecting 39.6% equity and 60.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.95 times debt to earnings before interest, taxes, depreciation, and amortization (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our new loan facility is 6:00:1:00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the three months ending March 31, 2026, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of March 31, 2025, we had a working capital surplus of $13,527,638. In addition, as of March 31, 2026, we had $8.0 million available under our revolving credit facility to fund any short-term working capital needs. Also, we have a $25.0 million delayed draw term loan available to fund our fiber expansion plans. The working capital surplus as of March 31, 2026, was primarily the result of elevated inventory levels to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as a part of our new debt facility with them.

We have not conducted a public equity offering. We operate with original equity capital, retained earnings and additions to indebtedness in the form of senior debt and bank lines of credit.

Cash Flows

We expect our liquidity to include capital expenditures, payment of interest and principal on our indebtedness, income taxes, and dividends. We use our cash inflow to manage the temporary increases in cash demand and utilize our revolving credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

While it is often difficult for us to predict the impact of general economic conditions, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and debt financing and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We believe we can adjust the timing or the number of our initiatives according to any limitations that may be imposed by our capital structure or sources of financing.

The following table summarizes our cash flow:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$6,972,954	$4,962,822
Investing activities	(9,022,072)	(7,626,272)
Financing activities	1,961,418	1,234,233
Change in cash	$(87,700)	$(1,429,217)

Cash Flows from Operating Activities

Cash generated by operations in the first three months of 2026 was $6,972,954, compared to cash generated by operations of $4,962,822 in the first three months of 2025. The increase in cash from operating activities in 2026 was primarily due to the timing of the increase/decrease in assets and liabilities.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service, and dividend payments, when declared by our BOD, to stockholders. Cash on March 31, 2026, was $262,157, compared to $349,857 on December 31, 2025.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $9,022,072 during the first three months of 2026 compared to $7,626,272 for the first three months of 2025. Capital expenditures relating to our fiber initiative and on-going operations were $9,714,471 for the three months ending March 31, 2026, compared to $8,640,431 for the three months ending March 31, 2025. Materials and supply expenditures decreased by $734,399 in the first three months of 2026 compared to a decrease of $881,419 for the first three months of 2025. The decreases for the three months ending March 31, 2026, and 2025, were primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit, and grant proceeds. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the upcoming year; however, funding from our revolving credit facility and delayed draw term loan are available if the timing of our cash flows from operations does not match our cash flow requirements. As of March 31, 2026, we had $8.0 million available under our existing revolving credit facility and $25.0 million available on our delayed draw term loan to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ending March 31, 2026, was $1,961,418. This included changes in our revolving credit facility of $923,854, and grants received for plant construction of $1,037,564. Cash provided by financing activities for the three months ending March 31, 2025, was $1,234,233. This included changes in our revolving credit facility of $558,274, and grants received for construction of plant of $675,959. The change in cash flows provided by financing activities in 2026 was primarily due to changes in our revolving credit facility with CoBank and grants received for construction to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $13,527,638 as of March 31, 2026, with current assets of approximately $24.1 million and current liabilities of approximately $10.6 million, compared to a working capital surplus of $8,034,640 as of December 31, 2025. The ratio of current assets to current liabilities was 2.28 and 1.47 as of March 31, 2026, and December 31, 2025. The working capital surplus as of March 31, 2026, was primarily the result of elevated inventories to support our fiber-build initiative and a rescheduling of our principal payments to CoBank as part of our new debt facility with them.

As of March 31, 2026, and December 31, 2025, we were in compliance with all stipulated financial ratios in our loan agreements.

Our current Total Leverage Ratio as of March 31, 2026, was 4.95. Our maximum Total Leverage Ratio under the new loan facility is 6:00:1:00.

Dividends and Restrictions

Nuvera did not declare or pay a dividend in the first quarter of 2026 or in 2025. The BOD’s action reflects the Company’s commitment to maximize available capital for the foreseeable future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our Total Leverage Ratio as of March 31, 2026, was 4.95.

Our BOD reviews quarterly dividend declarations based on our anticipated earnings, capital requirements, and our operating and financial conditions. The cash requirements of our current dividend payment practices are in addition to our other expected cash needs.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the litigation incidental to our business, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured. A significant portion of our revenues come from network access and subsidies. An order adopted by the FCC in 2011 (2011 Order) significantly impacted the amount of support revenue we receive from the Universal Service Fund (USF), CAF, and Intercarrier Compensation (ICC). The 2011 Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline and E-Rate programs for schools and libraries. The total cost of the various FUSF programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support.

We received $4.27 million in the first quarter of 2026, and $4.31 million in the first quarter of 2025, in payments under the federal A-CAM and FUSF programs.

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

The imposition of new duties, tariffs, trade barriers, and retaliatory countermeasures implemented by the United States and other governments and resulting impact on customer demand may have a material adverse effect on our business, fiber build initiatives, financial condition, and results of operations. The implementation of significant changes to United States trade policies, sanctions, legislation, treaties, and tariffs, including, but not limited to, significant new tariffs on goods imported into the United States, has introduced uncertainty to our business and may increase the cost of our services and fiber build initiatives, which could reduce our gross margin. The imposition of additional tariffs or other trade barriers by countries outside of the United States may increase our costs, and to the extent these increased costs result in increased prices for our customers, the demand for our services may decrease as our customers seek alternative options, making it more difficult for us to sell our services.

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

As a result of these dynamics, we may find it difficult to predict the impact on our business of these and future changes to the trading relationships between the United States and other countries or the impact on our business of new laws or regulations adopted by the United States or other countries.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of March 31, 2026, we had $147.0 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

●

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, capital expenditures, future business opportunities, and strategic initiatives,

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Repurchases

The company did not purchase any shares under any stock repurchase programs in 2026 or 2025, respectively, and there is no dollar amounts set aside for future repurchases under any stock repurchase plans.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

Certain Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Amendment No. 1 to Zerbe Agreement

On May 11, 2026, the Company and Glenn Zerbe, the Company’s President and Chief Executive Officer, entered into an Amendment No. 1 (the “Amendment”) to that certain Change in Control Agreement dated August 27, 2019 between the Company and Mr. Zerbe (the “CIC Agreement”). The Amendment modified the term of the CIC Agreement such that the term will automatically renew for successive one year terms, unless terminated on a written notice given by either party 90-days prior to the last day of such renewal period. The Amendment was recommended by the Compensation Committee and approved by the Board of Directors of the Company. The foregoing summary of the Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment No.1 To Change Control Agreement dated May 11, 2026, between Nuvera Communications, Inc. and Glenn H. Zerbe.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

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