Form 10-Q
period 2026-06-30
Nuvera Communications, Inc.
filed 2026-08-14
CIK 71557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.66 par value	NUVR	OTCQB Marketplace

The total number of shares of the registrant’s common stock outstanding as of August 14, 2026: 5,244,006.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	4-10

	Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2026, and 2025	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended June 30, 2026, and 2025	5

	Consolidated Balance Sheets (unaudited) as of June 30, 2026, and December 31, 2025	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2026, and 2025	8

	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three and Six Months Ended June 30, 2026, and 2025	9-10

	Condensed Notes to Consolidated Financial Statements (unaudited)	11-35

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-50

Item 3	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4	Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	50

Item 1A	Risk Factors	51-54

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3	Defaults upon Senior Securities	54

Item 4	Mine Safety Disclosures	54

Item 5	Other Information	54

Item 6	Exhibits Listing	54-55

	Signatures	55

	Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Voice Service	$928,302	$1,083,432	$1,884,225	$2,204,868
Network Access	544,692	614,636	1,239,456	1,340,681
Video Service	2,682,557	2,862,495	5,396,558	5,743,175
Data Service	8,448,818	7,821,552	16,826,532	15,509,670
A-CAM/FUSF	3,756,686	4,313,804	8,024,915	8,622,462
Other Non-Regulated	1,302,187	1,110,620	2,724,236	2,266,452
Total Operating Revenues	17,663,242	17,806,539	36,095,922	35,687,308

OPERATING EXPENSES:
Plant Operations (Excluding Depreciation and Amortization)	4,405,693	4,141,549	8,572,933	8,239,939
Cost of Video	2,006,319	2,136,248	4,077,640	4,277,052
Cost of Data	1,237,885	1,208,920	2,445,089	2,347,088
Cost of Other Nonregulated Services	508,793	276,699	1,096,421	575,034
Depreciation and Amortization	4,141,961	4,855,138	8,305,954	9,690,985
Selling, General and Administrative	2,751,961	2,957,486	5,604,240	5,911,810
Total Operating Expenses	15,052,612	15,576,040	30,102,277	31,041,908

OPERATING INCOME	2,610,630	2,230,499	5,993,645	4,645,400

OTHER INCOME (EXPENSE)
Interest Expense	(2,957,406)	(2,952,809)	(5,934,286)	(5,925,485)
Interest/Dividend Income	42,100	37,775	162,067	185,051
Interest During Construction	27,824	40,667	105,502	106,849
Gain (Loss) on Investments	3,602	(22,646)	3,602	(22,646)
Loss on Cost Investments	(7,123)	-	(7,123)	-
Gain (Loss) on Sale of Investments	-	5,834	-	5,834
CoBank Patronage Dividends	-	-	1,488,941	1,656,597
Other Investment Income	57,471	71,736	156,632	188,511
Total Other Income (Expense)	(2,833,532)	(2,819,443)	(4,024,665)	(3,805,289)

INCOME BEFORE INCOME TAXES	(222,902)	(588,944)	1,968,980	840,111

INCOME TAXES (BENEFIT) EXPENSE	(62,132)	(164,904)	551,312	235,231

NET INCOME (LOSS)	$(160,770)	$(424,040)	$1,417,668	$604,880

NET INCOME (LOSS) PER SHARE
Basic	$(0.03)	$(0.08)	$0.27	$0.12
Diluted	$(0.03)	$(0.08)	$0.26	$0.11

DIVIDENDS PER SHARE	$0.0000	$0.0000	$0.0000	$0.0000

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,238,264	5,202,957	5,226,806	5,190,567
Diluted	5,569,881	5,471,088	5,553,058	5,448,085

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Income (Loss)	$(160,770)	$(424,040)	$1,417,668	$604,880

Other Comprehensive Loss:
Unrealized Loss on Interest Rate Swaps	(42,148)	(345,190)	(117,154)	(547,777)
Income Tax Benefit Related to Unrealized Loss on Interest Rate Swaps	12,029	98,518	33,436	156,336
Other Comprehensive Loss:	(30,119)	(246,672)	(83,718)	(391,441)

Comprehensive Income (Loss)	$(190,889)	$(670,712)	$1,333,950	$213,439

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2026	2025
CURRENT ASSETS:
Cash	$281,392	$349,857
Receivables, Net	3,012,511	2,788,066
Income Taxes Receivable	943,625	1,119,937
Materials, Supplies, and Inventories	18,088,030	18,582,607
Finanical Derivative Instruments	15,121	132,274
Prepaid Expenses and Other Current Assets	2,942,900	2,056,007
Total Current Assets	25,283,579	25,028,748

INVESTMENTS & OTHER ASSETS:
Goodwill	35,624,660	35,624,660
Intangibles	9,367,868	10,389,063
Other Investments	8,506,404	8,520,804
Right of Use Asset	1,236,027	1,385,194
Other Assets	687,988	711,826
Total Investments and Other Assets	55,422,947	56,631,547

PROPERTY, PLANT & EQUIPMENT:
Communications Plant	351,090,867	345,950,372
Other Property & Equipment	37,248,781	36,715,926
Video Plant	19,867,926	19,805,385
Total Property, Plant and Equipment	408,207,574	402,471,683
Less Accumulated Depreciation	213,436,965	206,155,807
Net Property, Plant & Equipment	194,770,609	196,315,876

TOTAL ASSETS	$275,477,135	$277,976,171

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2026	2025
CURRENT LIABILITIES:
Current Portion of Long-Term Debt, Net of Unamortized Loan Fees	$3,012,245	$1,884,184
Accounts Payable	7,631,844	12,357,439
Checks Written in Excess of Cash Balances	170,118	-
Other Accrued Taxes	272,481	270,895
Deferred Compensation	41,602	42,407
Accrued Compensation	1,671,931	1,880,298
Other Accrued Liabilities	494,978	558,885
Total Current Liabilities	13,295,199	16,994,108

LONG-TERM DEBT, Net of Unamortized Loan Fees	141,754,727	142,238,158

NONCURRENT LIABILITIES:
Deferred Income Taxes	22,751,268	22,784,703
Other Accrued Liabilities	1,106,278	1,229,684
Deferred Compensation	149,726	170,125
Total Noncurrent Liabilities	24,007,272	24,184,512

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
Preferred Stock - $1.66 Par Value, 10,000,000 Shares Authorized, No Shares Issued and Outstanding	-	-
Common Stock - $1.66 Par Value, 90,000,000 Shares Authorized, 5,244,006 and 5,215,348 Shares Issued and Outstanding	8,740,009	8,692,246
Accumulated Other Comprehensive Gain	10,805	94,523
Retained Earnings	87,669,123	85,772,624
Total Stockholders' Equity	96,419,937	94,559,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,477,135	$277,976,171

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,417,668	$604,880
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,612,332	9,979,863
Unrealized (Gains) Losses on Investments	(3,602)	22,646
Losses on Cost Investments	7,123	-
(Gains) Losses on Sale of Investments	-	(5,834)
Undistributed Earnings of Other Equity Investments	(154,323)	(151,784)
Noncash Patronage Refund	(154,827)	(170,173)
Stock Issued in Lieu of Cash Payment	383,153	203,334
Distributions from Equity Investments	380,844	125,453
Stock-based Compensation	92,336	158,520
Changes in Assets and Liabilities:
Receivables	(224,445)	(454,651)
Income Taxes Receivable	176,312	(622,268)
Inventory for Resale	(561)	1,581
Prepaid Expenses	(835,788)	(944,777)
Other Assets	5,022	(12,830)
Accounts Payable	723,556	(241,896)
Checks Written in Excess of Cash Balance	170,118	(818,337)
Other Accrued Taxes	1,586	2,741
Other Accrued Liabilities	(246,513)	914,641
Deferred Compensation	(21,204)	(22,037)
Net Cash Provided by Operating Activities	10,328,787	8,569,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Property, Plant, and Equipment, Net	(12,427,392)	(13,408,635)
Materials and Supplies for Construction	696,324	1,934,631
Other, Net	(42,000)	90,740
Net Cash Used in Investing Activities	(11,773,068)	(11,383,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Long-Term Debt	(906,250)	-
Proceeds From Issuance of Long-Term Debt	20,000,000	-
Loan Origination Fees	(35,000)	-
Changes in Revolving Credit Facility	(18,720,498)	141,650
Grants Received for Construction of Plant	1,037,564	1,729,924
Net Cash Provided by Financing Activities	1,375,816	1,871,574

NET CHANGE IN CASH	(68,465)	(942,618)

CASH at Beginning of Period	349,857	1,886,697

CASH at End of Period	$281,392	$944,079

Supplemental cash flow information:
Cash paid for interest	$5,650,380	$5,694,691
Net cash paid for income taxes	$375,000	$857,500

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	THREE MONTHS ENDED JUNE 30, 2026
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on March 31, 2026	5,215,348	$8,692,246	$40,924	$87,411,954	$96,145,124

Director's Stock Plan	17,227	28,711		251,228	279,939
Employee Stock Plan	11,431	19,052		135,267	154,319
Non-Cash, Share-Based Compensation				31,444	31,444
Net Loss				(160,770)	(160,770)
Unrealized Loss on Interest Rate Swap			(30,119)		(30,119)

BALANCE on June 30, 2026	5,244,006	$8,740,009	$10,805	$87,669,123	$96,419,937

	THREE MONTHS ENDED JUNE 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain	Earnings	Equity
BALANCE on March 31, 2025	5,178,176	8,630,293	$195,352	$85,918,503	$94,744,148

Director's Stock Plan	37,172	61,953		365,525	427,478
Non-Cash, Share-Based Compensation				65,360	65,360
Net Loss				(424,040)	(424,040)
Unrealized Loss on Interest Rate Swap			(246,672)		(246,672)

BALANCE on June 30, 2025	5,215,348	$8,692,246	$(51,320)	$85,925,348	$94,566,274

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2026
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain (Loss)	Earnings	Equity

BALANCE on December 31, 2025	5,215,348	$8,692,246	$94,523	$85,772,624	$94,559,393

Directors' Stock Plan	17,227	28,711		251,228	279,939
Employee Stock Plan	11,431	19,052		135,267	154,319
Non-Cash, Share-Based Compensation				92,336	92,336
Net Income				1,417,668	1,417,668
Unrealized Loss on Interest Rate Swap			(83,718)		(83,718)

BALANCE on June 30, 2026	5,244,006	$8,740,009	$10,805	$87,669,123	$96,419,937

	SIX MONTHS ENDED JUNE 30, 2025
			Accumulated
			Other
	Common Stock		Comprehensive	Retained	Total
	Shares	Amount	Gain	Earnings	Equity
BALANCE on December 31, 2024	5,178,176	$8,630,293	$340,121	84,796,423	$93,766,837

Directors' Stock Plan	37,172	61,953		365,525	427,478
Non-Cash, Share-Based Compensation				158,520	158,520
Net Income				604,880	604,880
Unrealized Loss on Interest Rate Swap			(391,441)		(391,441)

BALANCE on June 30, 2025	5,215,348	$8,692,246	$(51,320)	$85,925,348	$94,566,274

The accompanying notes are an integral part of these consolidated financial statements.

NUVERA COMMUNICATIONS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

Depreciation and Amortization Expense

We use the group life method (mass asset accounting) to depreciate the assets of our communications companies. Communications plant acquired in a given year is grouped into similar categories and depreciated over the remaining estimated useful life of the group. When an asset is retired, both the asset and the accumulated depreciation associated with that asset are removed from the books. Due to rapid changes in technology, selecting the estimated economic life of communications plant and equipment requires a significant amount of judgment. We periodically review data on expected utilization of new equipment, asset retirement activity, and net salvage values to determine adjustments to our depreciation rates. We have not made any significant changes to the lives of these assets in the two-year period ended June 30, 2026. Depreciation expense was $7,284,759 and $8,664,869 for the six months ended June 30, 2026, and 2025. The decrease in depreciation expense was primarily due to legacy copper plant assets becoming fully depreciated for the Scott-Rice Telephone Company (Scott-Rice) in 2025. We amortize our definite-lived intangible assets over their estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment.

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

As of June 30, 2026, and December 31, 2025, we had $0 of unrecognized tax benefits that if recognized would affect the tax rate. We do not expect the total amount of unrecognized tax benefits to materially change over the next twelve months.

We are primarily subject to United States, Minnesota, Iowa, Nebraska, North Dakota, and Wisconsin income taxes. Tax years subsequent to 2021 remain open to examination by federal and state tax authorities. Our policy is to recognize interest and penalties related to income tax matters as income tax expense. As of June 30, 2026, and December 31, 2025, we had $0 and $27,790 of interest or penalties paid, that related to income tax matters.

Earnings and Dividends Per Share

The basic and diluted net income per share is calculated as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net Income (Loss)	$(160,770)	$(160,770)	$(424,040)	$(424,040)	$1,417,668	$1,417,668	$604,880	$604,880

Weighted-average common shares outstanding	5,238,264	5,569,881	5,202,957	5,471,088	5,226,806	5,553,058	5,190,567	5,448,085

Net income per share	$(0.03)	$(0.03)	$(0.08)	$(0.08)	$0.27	$0.26	$0.12	$0.11

The weighted-average shares outstanding, basic, and diluted, are calculated as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted-average common shares outstanding	5,238,264	5,238,264	5,202,957	5,202,957	5,226,806	5,226,806	5,190,567	5,190,567

Dilutive RSU's/Options	-	331,617	-	268,131	-	326,252	-	257,518

Weighted-average common shares outstanding	5,238,264	5,569,881	5,202,957	5,471,088	5,226,806	5,553,058	5,190,567	5,448,085

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

Our revenue contracts/services provided to customers may include a promise or promises to deliver services such as broadband, video, or voice services. Promised services are considered distinct as the customer can benefit from the services either on their own or together with other resources that are readily available to the customer and the Company’s promise to transfer service to the customer is separately identifiable from other promises in the contract. The Company accounts for services as separate performance obligations. Each service is considered a single performance obligation as it provides a series of distinct services that are substantially the same and have the same pattern of transfer.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts/services with customers for the quarters ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025
Voice Service¹	$1,011,600	$1,182,553
Network Access¹	560,758	631,356
Video Service¹	2,682,557	2,862,425
Data Service¹	7,978,016	7,397,742
Directory²	111,900	128,768
Other Contracted Revenue³	573,280	527,584
Other⁴	724,263	498,907

Revenue from customers	13,642,374	13,229,335

Subsidy and other revenue outside scope of ASC 606⁵	4,020,868	4,577,204

Total revenue	$17,663,242	$17,806,539

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

For the three months ended June 30, 2026, approximately 73.14% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 22.76% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 4.10% of total revenue was from other sources including CPE and equipment sales and installation.

For the three months ended June 30, 2025, approximately 71.49% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 25.71% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 2.80% of total revenue was from other sources including CPE and equipment sales and installation.

The following table summarizes revenue from contracts with customers for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025
Voice Services¹	$2,053,481	$2,408,128
Network Access¹	1,271,581	1,370,892
Video Service¹	5,396,558	5,743,105
Data Service¹	15,902,234	14,657,574
Directory²	227,346	254,539
Other Contracted Revenue³	1,135,178	1,076,265
Other⁴	1,546,034	1,030,885

Revenue from customers	27,532,412	26,541,388

Subsidy and other revenue outside scope of ASC 606⁵	8,563,510	9,145,920

Total revenue	$36,095,922	$35,687,308

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

For the six months ended June 30, 2026, approximately 71.99% of our total revenue was from month-to-month and other contracted revenue from customers. Approximately 23.73% of our total revenue was from revenue sources outside of the scope of ASC 606. The remaining 4.28% of total revenue was from other sources including CPE and equipment sales and installation.

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

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat packages based on the level of service, data speeds, and features. We also provide e-mail and managed services, such as web hosting, online file backup, and online file storage. Data customers may generally cancel their subscriptions at any time without penalty. Each subscription service provided is accounted for as a distinct performance obligation and revenue is recognized over a one-month service period as the subscription services are delivered. Other optional services purchased by the customer are generally accounted for as a distinct performance obligation when purchased and revenue is recognized when the service is provided.

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

Accounts Receivable, Contract Assets and Contract Liabilities

The following table provides information about our receivables, contracts assets and contract liabilities from revenue contracts with our customers:

	June 30,	December 31,
	2026	2025

Accounts receivable, net - beginning balance	$2,042,185	$1,567,927
Accounts receivable, net - ending balance	2,266,631	2,042,185

Contract assets - beginning balance	1,375,406	1,419,660
Contract assets - ending balance	1,373,166	1,375,406

Contract liabilities - beginning balance	380,910	363,818
Contract liabilities - ending balance	346,554	380,910

Accounts Receivable

A receivable is recognized in the period the Company provides goods and services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are generally 30-60 days.

Contract Assets

Contract assets include costs that are incremental to the acquisition of a contract. Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. We defer and amortize these costs over the expected customer life as the contract obligations are satisfied. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is commensurate with the commission on the initial contract. During the quarters ended June 30, 2026, and 2025, the Company recognized expenses of $188,553 and $172,268, respectively, related to deferred contact acquisition costs. During the six months ended June 30, 2026, and 2025 the Company recognized expenses of $373,482 and $343,727, respectively, related to deferred contact acquisition costs. Short-term contact assets are included in current assets under prepaid expenses and other current assets. Long-term contract assets are included in investments and other assets under other assets.

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

During the three months ended June 30, 2026, and 2025, the Company recognized revenues of $22,123 and $24,683, respectively, related to deferred revenues. During the six months ended June 30, 2026, and 2025, the Company recognized revenues of $191,634 and $183,918, respectively, related to deferred revenues.

Performance Obligations

ASC 606, Revenue from Contracts with Customers, requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2026. The guidance provides certain practical expedients that limit this requirement. The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The following tables include the ROU assets and operating lease liabilities as of June 30, 2026, and December 31, 2025. Short-term operating lease liabilities are included in current liabilities in other accrued liabilities. Long-term operating lease liabilities are included in noncurrent liabilities in other accrued liabilities.

Right of Use Assets	Balance June 30, 2026	Balance December 31, 2025
Operating Lease Right-Of-Use Assets	$1,236,027	$1,385,194

Operating Lease Liabilities	Balance June 30, 2026	Balance December 31, 2025
Short-Term Operating Lease Liabilities	$225,891	$261,993
Long-Term Operating Lease Liabilities	1,034,692	1,147,562
Total	$1,260,583	$1,409,555

Maturity analysis under these lease agreements is as follows:

Maturity Analysis	Balance June 30, 2026
2026 (remaining)	$155,088
2027	302,159
2028	288,315
2029	258,691
2030	205,127
Thereafter	377,865
Total	1,587,245
Less Imputed interest	(326,662)
Present Value of Operating Leases	$1,260,583

The following summarizes other information related to leases for the quarter ended June 30, 2026, as follows:

Weighted Average Remaining Lease Term (Years)	6.46
Weighted Average Discount Rate	6.85%

We amortize our leases over the shorter-of-the term of the lease or the useful life of the asset. Lease expenses for the three and six months ended June 30, 2026, were $109,038 and $217,602. Lease expenses for the three and six months ended June 30, 2025, were $78,252 and $156,163.

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

Other Financial Instruments

Other Investments - We conducted an evaluation of our investments in all of our investees in connection with the preparation of our audited financial statements as of December 31, 2025. As of June 30, 2026, we believe the carrying value of our investments is not impaired.

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

Note 5 – Goodwill and Intangibles

We account for goodwill and other intangible assets under GAAP. Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but are instead tested for impairment (i) on at least an annual basis and (ii) when changes in circumstances indicate that the fair value of goodwill may be below its carrying value. These circumstances include but are not limited to (i) a significant adverse change in the business climate, (ii) unanticipated competition or (iii) an adverse action or assessment by a regulator. Determining impairment involves estimating the fair value of a reporting unit using a combination of (i) the income or discounted cash flow approach and (ii) the market approach that utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied value of goodwill. We recognize impairment loss when the carrying amount of goodwill exceeds its implied fair value. Our goodwill totaled $35,624,660 as of June 30, 2026, and December 31, 2025.

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

Our intangible assets subject to amortization consist of acquired customer relationships and video franchise rights. We amortize intangible assets with finite lives over their respective estimated useful lives. In addition, we periodically reassess the carrying value, useful lives, and classifications of our identifiable intangible assets.

The components of our identified intangible assets are as follows:

				June 30, 2026		December 31, 2025
				Gross		Gross
	Useful			Carrying	Accumulated	Carrying	Accumulated
	Lives (in yrs)			Amount	Amortization	Amount	Amortization
Definite-Lived Intangible Assets
Customers Relationships	14	-	15	$42,878,445	$36,102,651	$42,878,445	$35,295,746
Video Franchise				3,000,000	1,285,740	3,000,000	1,071,450
Indefinitely-Lived Intangible Assets
Spectrum				877,814	-	877,814	-
Total				$46,756,259	$37,388,391	$46,756,259	$36,367,196

Net Identified Intangible Assets					$9,367,868		$10,389,063

Amortization expense related to the definite-lived intangible assets was $1,021,195 and $1,026,116 for the six months ended June 30, 2026, and 2025. Amortization expense for the remaining six months of 2026 and the five years subsequent to 2026 is estimated to be:

●	(July 1 – December 31) – $1,021,194
●	2027 - $1,335,247
●	2028 - $1,335,247
●	2029 - $1,335,247
●	2030 - $1,120,897
●	2031 - $906,667

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

●

DELAYED DRAW TERM LOAN - $25,000,000 Delayed Draw Term Loan with interest on any outstanding amounts payable quarterly. The final maturity date of this loan is June 21, 2029. Eight quarterly principal payments of 0.625% of the outstanding loan balance are due commencing June 30, 2026, through March 31, 2028, and four quarterly principal payments of 1.250% of the outstanding loan balance commencing on June 30, 2028, through maturity date. A final balloon payment of the balance of the Delayed Draw Term Loan is due at maturity of this note on June 21, 2029. On April 30, 2026, the Company completed a $20,000,000 draw on this facility and utilized these funds to pay down our Revolving Loan. On June 21, 2026, we allowed the remaining $5,000,000 on this facility to expire. We currently have drawn $19,875,000 on this Delayed Draw Term Loan as of June 30, 2026.

●

REVOLVING LOAN - $30,000,000 revolving loan with interest payable quarterly. The final maturity date of this note is June 21, 2029. We currently have drawn $2,393,341 on this revolving note as of June 30, 2026.

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

Under the credit facility, Nuvera can enter into IRSAs in connection with amounts borrowed from CoBank. On June 30, 2026, $43,750,000 of our indebtedness was covered under an IRSA with CoBank. See Note7 – “Interest Rate Swaps” for details regarding our IRSA.

Our remaining outstanding debt of $102.7 million remains subject to variable interest rates at an effective weighted average interest rate of 7.27%, as of June 30, 2026.

As of June 30, 2026, our unused revolving credit facility of $27.6 million is subject to an unused commitment fee of 0.50% annually, until drawn. Once drawn, this debt would be subject to an effective weighted average interest rate based on the current rate of interest in effect at the time.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our current Total Leverage Ratio as of June 30, 2026, was 4.99. Our maximum Total Leverage Ratio under the new loan facility is 6.00:1.00.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include the Total Leverage Ratio and debt service coverage ratio. On June 30, 2026, we were in compliance with the Total Leverage Ratio. Our debt service coverage ratio as of June 30, 2026, was 1.99, which was below our minimum debt service coverage ratio of 2.00 per our existing covenants with CoBank. On August 6, 2026, Nuvera received a waiver from CoBank to decrease our minimum debt service coverage ratio to 1.75 to accommodate our decreased debt service coverage ratio as of June 30, 2026.

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

We entered into the following IRSA, which effectively locked in more than 35% of our variable-rate debt through July 2026. On July 31, 2025, we entered into a new IRSA with CoBank which replaced our existing three swaps which all expired on July 31, 2025, and covered $43,750,000 of our aggregate indebtedness. As of June 30, 2026, our IRSA covered $43,750,000, with a weighted average interest rate of 7.56%.

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

The fair value of the Company’s IRSA was determined based on valuations received from CoBank and was based on the present value of expected future cash flows using discount rates appropriate with the terms of the IRSA. The fair value indicates an estimated amount we would be required to pay if the contracts were canceled or transferred to other parties. As of June 30, 2026, the fair value asset of these swaps was $15,120, which has been recorded net of deferred tax expense of $4,315, resulting in the $10,805 in accumulated other comprehensive income. As of June 30, 2025, the fair value liability of these swaps was $71,817, which has been recorded net of deferred tax benefit of $20,497, resulting in the $51,320 in accumulated other comprehensive income loss.

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

The FASB requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determined fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026, and 2025, respectively, the Company had not recorded any gains or losses on our investments.

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

Note 9 – Incentive and Retirement Plans

In 2006, we implemented an Employee Incentive Plan for employees other than executive officers and a Management Incentive Plan for executive officers (collectively the 2006 Plan). In 2015, our BOD adopted, and our shareholders approved our 2015 Employee Stock Plan (2015 Plan), which permits the issuance of up to 200,000 shares of our Common Stock in stock awards for performance under the 2006 Plan. Each qualified employee of the Company may elect to receive up to 50% of their incentive compensation in Company Common Stock in lieu of cash. Each Company executive officer is required to receive 50% of their incentive compensation earned in Company Common Stock in lieu of cash. As of June 30, 2026, 137,446 shares remain available to be issued under the 2015 Plan.

Long-Term Cash Based Awards

On March 27, 2025, the Compensation Committee and the Board adopted a new cash-based long-term incentive plan (2025 Plan). The 2025 Plan is a 3-year, cash-based long-term incentive and retention arrangement which measures Operating Income Before Interest, Taxes, Depreciation, and Amortization (OIBITDA) and entails continued service with Nuvera throughout a 3-year period. Awards will be made annually (subject to the Compensation Committee’s oversight on plan design, which may change from time to time) with 3-year overlapping cycles, and performance measured each individual year. Vesting is based (i) on achievement of predetermined OIBITDA targets set annually and (ii) on continued service with Nuvera through the end of the 3-year performance cycle. Cash payouts will be made at the end of the 3-year cycle. OIBITDA performance targets for each year within the 3-year period will be aligned with an approved operating budget for that year.

Cash-based awards currently issued and outstanding are as follows:

	Targeted
	Performance-Based		Vesting
	Cash	Vested	Date
Balance at December 31, 2024	$-	$-
Issued	$432,245	$-	1/1/2028
Balance at December 31, 2025	$432,245	$-
Issued	$476,840	$-	1/1/2029
Balance at June 30, 2026	$909,085	$-

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

The following table presents the segment revenue and significant expense categories included within the product segment’s measure of profit or loss for the three months and six months ending June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$17,663,242	$17,806,539	$36,095,922	$35,687,308

Less:
Cost of Services, Excluding Depreciation and Amortization	8,158,690	7,763,416	16,192,083	15,439,113
Selling, General and Administrative	2,751,961	2,957,486	5,604,240	5,911,810
Depreciation and Amortization	4,141,961	4,855,138	8,305,954	9,690,985
Other Expense, net	2,833,532	2,819,443	4,024,665	3,805,289
Income Taxes Expense (Benefit)	(62,132)	(164,904)	551,312	235,231
Net Income (Loss)	$(160,770)	$(424,040)	$1,417,668	$604,880

The Communications Segment operates the following communications companies:

Communications Segment

●	Communications Companies:
▪	Nuvera Communications, Inc., the parent company,
▪	HTC, a wholly owned subsidiary of Nuvera,
▪	Peoples Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Scott-Rice, a wholly owned subsidiary of Nuvera,
▪	Sleepy Eye Telephone Company, a wholly owned subsidiary of Nuvera,
▪	Western Telephone Company, a wholly owned subsidiary of Nuvera; and
▪	Hutchinson Telecommunications, Inc., a wholly owned subsidiary of HTC, located in Litchfield and Glencoe, Minnesota.

Note 11 – Commitments and Contingencies

On December 15, 2021, the Company announced plans for a fiber network initiative. The Company has made commitments to purchase materials and entered into contracts with various parties to successfully build this next-generation fiber network. As of June 30, 2026, the Company had outstanding contract amounts of approximately $0.5 million, with estimated completions of approximately $0.5 million in 2026.

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

Note 12 – Broadband Grants

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of June 30, 2026.

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue County. The Company has received $0 for this project as of June 30, 2026.

On March 5, 2024, the Company was awarded a grant from the Minnesota Department of Employment and Economic Development (DEED). This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $1,145,401 for this project as of June 30, 2026.

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants provided up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company was eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company provided the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023 and were completed in 2025. The Company has received $8,594,688 for these projects as of June 30, 2026.

Note 13 – Stock Based Compensation

The Company’s 2017 Omnibus Stock Plan (2017 OSP) was adopted by the Company’s BOD on February 24, 2017, and approved by the Company’s shareholders at the May 25, 2017, Annual Meeting of Shareholders. The 2017 OSP enables the Company to grant stock incentive awards to current and new employees, including officers, and to BOD members and service providers. The 2017 OSP permits stock incentive awards in the form of Options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other awards in stock or cash. The 2017 OSP permits the issuance of up to 625,000 shares of our Common Stock in any of the above stock awards. As of June 30, 2026, 20,582 shares remain available for future grants under the 2017 OSP.

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

The following table summarizes the Company’s exercisable employee stock Option activity under the 2017 OSP, which was approved by the Company’s shareholders, for the following periods:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Excercisable	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	-	$-	-	$-
Granted	121,743	21.20	5.78	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2022	121,743	$21.20	5.78	$-
Granted	154,294	14.70	6.75	401,164
Forfeited	-	-	-	-
Outstanding as of December 31, 2023	276,037	$17.57	6.33	$401,164
Granted	107,453	11.00	7.75	676,954
Forfeited	-	-	-	-
Outstanding as of December 31, 2024	383,490	$15.73	6.69	$1,078,118
Granted	-	-	-	-
Forfeited	(27,482)	13.60	-	(121,926)
Outstanding as of December 31, 2025	356,008	$16.96	6.69	$956,192
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2026	356,008	$16.96	6.69	$956,192
Exercisable as of June 30, 2026	326,946	$17.31	6.59	$773,102

The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on March 28, 2024, was $4.34. The weighted average grant date fair value per share for employee stock and non-employee stock Option grants issued on March 31, 2023, was $2.90. The weighted average grant date fair value per share for employee stock and non-employee Option grants issued on April 11, 2022, was $3.24. As of June 30, 2026, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $94,681, which the Company expects to recognize over a weighted-average period of approximately 0.73 years. As of December 31, 2025, the total unrecognized compensation related to unvested employee and non-employee stock Option awards granted was $187,017, which the Company expects to recognize over a weighted-average period of approximately 1.07 years.

Note 14 – Subsequent Events

We have evaluated and disclosed subsequent events through the filing date of this Quarterly Report on Form 10-Q.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include a debt service coverage ratio. Our debt service coverage ratio as of June 30, 2026, was 1.99, which was below our minimum debt service coverage ration of 2.00 per our existing covenants with CoBank. On August 6, 2026, Nuvera received a waiver from CoBank to decrease our minimum debt service coverage ratio to 1.75 to accommodate our decreased debt service coverage ratio as of June 30, 2026.

On July 31, 2026, our existing swap with CoBank expired, which covered $43,750,000 of our aggregate indebtedness. The Company elected to not extend the swap as the requirement by CoBank to cover 35% of variable-rate debt with IRSAs expired.

On July 22, 2026, Nuvera sold its investment in Iowa Network Services, Inc. d/b/a/ Aureon Network Services (Aureon) to Aureon. Nuvera sold 238 shares of Aureon Class B Preferred stock with a market value of $788,755.80 and 61 shares of Class A Aureon Common stock with a market value of $492,653.08. No gain or loss was recognized on the sale as all previous gains and losses have been recognized by Nuvera per ASC 321-10-35-2 (FASB ASC 321) which provides a measurement alternative for equity securities that do not have a readily determinable fair market value. Under this rule, an entity may elect to measure these specific equity investments at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same user.

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

In the first six months of 2026, we have seen our overall revenues increase primarily due to growth in Internet and other revenues mentioned below. However, we continue to see accelerated losses in our voice and video service customers as those customers make choices about their entertainment needs and personal finances. We have also experienced increased costs in the first six months of 2026, which have affected our margins. In addition, we had anticipated increased inflation and supply chain issues in the inventory, equipment, and fiber we use in our business and had therefore purchased a large amount of these items to mitigate these potential issues and not disrupt our business operations.

With respect to liquidity, we continue to evaluate costs and spending across our organization. This includes evaluating discretionary spending and non-essential capital investment expenditures. As of June 30, 2026, we had $27.6 million of our bank revolver available for use if the need arises. The Company may seek additional financing to continue to fund its fiber expansion plans and meet current and future liquidity needs.

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

Operations/Fiber-To-The-Premise (FTTP) Build

●

On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through the USAC. This incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023 with the first payment received in December of 2023. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

●

On December 15, 2021, the Company announced plans to build and deploy Gig fiber Internet across its network creating crucial access to the fastest speeds available for rural communities, small cities, and suburban areas across Minnesota. The Company continues to build and deploy the Gig-speed service. Nuvera’s goal is to bring Gig-speed service to as many communities as possible.

●

In 2026, we plan to upgrade 3,300 passings with fiber services and faster broadband speeds. These passings will include upgrading current customers from our old copper network and new edge out passings. As of June 30, 2026, we have succeeded in upgrading 1,396 passings with these fiber services. Project-to-date, we have upgraded a total of 52,858 overall passings with these fiber services.

Broadband Grants

●

In August 2022, the Company was awarded a grant from the United States federal government. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $3,210,000 of approximately $4,280,000 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $0 for this project as of June 30, 2026.

●

On November 21, 2023, the Company was awarded a grant from Goodhue County in Minnesota. This Low-Density Broadband grant will provide $277,733 of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in and around Goodhue County. The Company has received $0 for this project as of June 30, 2026.

●

On March 5, 2024, the Company was awarded a grant from DEED. This Low-Density Broadband grant will provide up to 75% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities in the Company’s service area. The Company is eligible to receive $1,884,429 of approximately $2,512,572 total project costs. The Company will provide the remaining 25% of the matching funds. The Company has received $1,145,401 for this project as of June 30, 2026.

●

On December 8, 2022, the Company was awarded four broadband grants from DEED. The grants will provide up to 45.0% to 50.0% of the total cost of building fiber connections to homes and businesses for improved high-speed Internet in unserved and underserved communities and businesses in the Company’s service area. The Company is eligible to receive $8,594,688 of approximately $18,139,749 total project costs. The Company will provide the remaining 50.0% to 55% matching funds. Construction and expenditures for these projects began in the spring of 2023 and were completed in 2025. The Company has received $8,594,688 for these projects as of June 30, 2026.

Financial Results

●

Net loss for the second quarter of 2026 totaled $160,770, which was a $263,270, or 62.09% increase compared to the second quarter of 2025. This increase was primarily due to an increase in data services and other revenues, and a decrease in depreciation, partially offset by a decrease in governmental support revenues, all of which are described below.

●

Consolidated revenue for the second quarter of 2026 totaled $17,663,242, which was a $143,297 or 0.80% decrease compared to the second quarter of 2025. This decrease was primarily due to a decrease in governmental support revenues, legacy service revenues, and video services, partially offset by increases in data services and other revenue, all of which are described below.

Business Trends

Included below is a synopsis of business trends management believes will continue to affect our business in 2026.

Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the communications industry from CATV providers, VoIP providers, wireless, other competitors, and emerging technologies. As we experience access line losses, our switched access revenue will continue to decline consistent with industry-wide trends. A combination of changing minutes of use, carriers optimizing their network costs, lower demand for dedicated lines and downward rate pressures may affect our future voice and switched access revenues. Access line losses totaled 1,514 or 14.10% for the twelve months ending June 30, 2026, due to the reasons mentioned above.

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

The table below presents our revenue by technology and advanced fiber-build progress for the last five quarters.

Nuvera Communications, Inc.

Reporting by Technology

	Q2 2025		Q3 2025		Q4 2025		Q1 2026		Q2 2026
Premise Passings
Fiber - NuFiber/Gig-Cities	46,212		48,617		51,462		52,494		52,858
Non-Fiber	27,288		26,701		25,466		25,129		25,103
Total Passings	73,500		75,318		76,928		77,623		77,961
% Fiber Coverage	62.9%		64.5%		66.9%		67.6%		67.8%

Internet/Broadband Connections/Share
Fiber Gig-Cities
Residential	17,056		17,724		18,603		19,464		19,919
Business	1,551		1,592		1,649		1,706		1,762
Totals	18,607	40.3%	19,316	39.7%	20,252	39.4%	21,170	40.3%	21,681	41.0%
Non-Fiber
Residential	10,729		10,229		9,635		8,914		8,453
Business	799		768		738		712		661
Totals	11,528	42.2%	10,997	41.2%	10,373	40.7%	9,626	38.3%	9,114	36.3%
Total Broadband Connections	30,135	41.0%	30,313	40.2%	30,625	39.8%	30,796	39.7%	30,795	39.5%
% Broadband on Fiber	61.7%		63.7%		66.1%		68.7%		70.4%

Broadband Customer Revenue/ARPU
Internet/BB Revenue/ARPU
Fiber Gig-Cities
Residential	$3,802,467	$75.22	$3,948,740	$75.21	$4,188,706	$76.33	$4,507,266	$78.04	$4,652,786	$78.33
Business	$724,336	$158.29	$746,341	$157.46	$765,415	$156.59	$792,533	$156.57	$813,824	$155.34 *
Totals	$4,526,803	$82.12	$4,695,081	$82.02	$4,954,121	$82.89	$5,299,799	$84.37	$5,466,610	$84.57
Non-Fiber
Residential	$1,932,474	$59.32	$1,919,567	$61.46	$1,831,582	$62.20	$1,685,706	$61.52	$1,590,007	$61.83
Business	$294,661	$118.43	$280,438	$120.21	$269,938	$120.13	$265,295	$122.14	$250,726	$123.63
Totals	$2,227,135	$63.51	$2,200,005	$65.55	$2,101,520	$65.55	$1,951,001	$65.97	$1,840,733	$66.35
Total Internet/BB Revenue	$6,753,938		$6,895,086		$7,055,641		$7,250,800		$7,307,343
% Revenue from Fiber	67.0%		68.1%		70.2%		73.1%		74.8%

Other Internet Revenue	$1,067,614		$1,105,096		$1,110,994		$1,126,914		$1,141,475

Total Internet Revenue	$7,821,552		$8,000,182		$8,166,635		$8,377,714		$8,448,818

All Other Revenue	$9,984,987		$10,043,062		$9,897,296		$10,054,966		$9,214,424

Total Revenue	$17,806,539		$18,043,244		$18,063,931		$18,432,680		$17,663,242

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

Financial results for the Communications Segment for the three and six months ended June 30, 2026, and 2025 are included below:

Communications Segment
	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
Operating Revenues
Voice Service	$928,302	$1,083,432	$(155,130)	-14.32%
Network Access	544,692	614,636	(69,944)	-11.38%
Video Service	2,682,557	2,862,495	(179,938)	-6.29%
Data Service	8,448,818	7,821,552	627,266	8.02%
A-CAM/FUSF	3,756,686	4,313,804	(557,118)	-12.91%
Other	1,302,187	1,110,620	191,567	17.25%
Total Operating Revenues	17,663,242	17,806,539	(143,297)	-0.80%

Cost of Services, Excluding Depreciation and Amortization	8,158,690	7,763,416	395,274	5.09%
Selling, General and Administrative	2,751,961	2,957,486	(205,525)	-6.95%
Depreciation and Amortization Expenses	4,141,961	4,855,138	(713,177)	-14.69%
Total Operating Expenses	15,052,612	15,576,040	(523,428)	-3.36%

Operating Income	$2,610,630	$2,230,499	$380,131	17.04%

Net Loss	$(160,770)	$(424,040)	$263,270	-62.09%

Capital Expenditures	$2,712,921	$4,768,204	$(2,055,283)	-43.10%

Communications Segment
	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
Operating Revenues
Voice Service	$1,884,225	$2,204,868	$(320,643)	-14.54%
Network Access	1,239,456	1,340,681	(101,225)	-7.55%
Video Service	5,396,558	5,743,175	(346,617)	-6.04%
Data Service	16,826,532	15,509,670	1,316,862	8.49%
A-CAM/FUSF	8,024,915	8,622,462	(597,547)	-6.93%
Other	2,724,236	2,266,452	457,784	20.20%
Total Operating Revenues	36,095,922	35,687,308	408,614	1.14%

Cost of Services, Excluding Depreciation and Amortization	16,192,083	15,439,113	752,970	4.88%
Selling, General and Administrative	5,604,240	5,911,810	(307,570)	-5.20%
Depreciation and Amortization Expenses	8,305,954	9,690,985	(1,385,031)	-14.29%
Total Operating Expenses	30,102,277	31,041,908	(939,631)	-3.03%

Operating Income	$5,993,645	$4,645,400	$1,348,245	29.02%

Net Income	$1,417,668	$604,880	$812,788	134.37%

Capital Expenditures	$12,427,392	$13,408,635	$(981,243)	-7.32%

Key metrics
Access Lines	9,227	10,741	(1,514)	-14.10%
Video Customers	6,326	7,057	(731)	-10.36%
Data Customers	34,681	34,313	368	1.07%

Certain historical numbers have been changed to conform to the current year's presentation.

Revenue

Voice Service – We receive recurring revenue for basic voice services that enable customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. In addition to subscribing to basic local voice services, our customers may choose from multiple voice service plans with a variety of custom calling features such as call waiting, call forwarding, caller identification, and voicemail. Voice service revenue was $928,302, which was $155,130 or 14.32% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $1,884,225 which was $320,643 or 14.54% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to a decrease in access lines, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether, partially offset by a combination of rate increases introduced into several of our markets in the past few years.

The number of access lines we serve as a company have been decreasing, which is consistent with a general industry trend, as customers are increasingly utilizing other technologies, such as wireless phones and IP services.

Network Access – We provide access services to other communications carriers for the use of our facilities to terminate or originate long distance calls on our fiber network. Additionally, we bill SLCs to substantially all of our customers for access to the public switched network. These monthly SLCs are regulated and approved by the FCC. In addition, network access revenue is derived from several federally administered pooling arrangements designed to provide network support and distribute funding to communications companies. Network access revenue was $544,692, which was $69,944 or 11.38% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $1,239,456, which was $101,225 or 7.55% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to lower minutes of use on our network and lower special access revenues, which was the result of an accelerated industry trend of customers moving to other communications options or dropping their access lines altogether.

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

Video Service – We provide a variety of enhanced video services on a monthly recurring basis to our customers. We receive monthly recurring revenue from our subscribers for providing commercial TV programming in competition with local CATV, satellite dish TV and off-air TV service providers. We serve twenty-four communities with our IPTV services and three communities with our CATV services. Video service revenue was $2,682,557, which was $179,938 or 6.29% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $5,396,558, which was $346,617 or 6.04% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to a decrease in video customers, partially offset by a combination of rate increases introduced into several of our markets over the past few years. The decrease in video customers continues to be an accelerated industry trend of customers moving to other video options.

Data Service – We provide high speed Internet to business and residential customers depending on the nature of the network facilities that are available, the level of service selected and the location. Our revenue is earned based on the offering of various flat rate packages based on the level of service, data speeds, and features. We also provide e-mail and managed services, such as web hosting and design, online file back up and online file storage. Data Service revenue was $8,448,818, which was $627,266 or 8.02% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $16,826,532, which was $1,316,862 or 8.49% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These increases were primarily due to increases in fiber customers and customers upgrading their packages and speeds, partially offset by a decrease in non-fiber data customers. We expect continued growth in this area will be driven by completing our advanced FTTP network, expansion of service areas and marketing managed service solutions to businesses.

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

A-CAM/FUSF support totaled $3,756,686, which was $557,118 or 12.91% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. A-CAM/FUSF support totaled $8,024,915, which was $597,547 or 6.93% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to our lower CBOL funding through USAC. On December 12, 2023, the Company announced that it confirmed eligibility for CBOL funding through USAC. The incremental funding will be used to continue to support the Company’s multi-year fiber construction initiative. The Company began receiving a monthly benefit in November of 2023, with the first payment receipt confirmed in December. The monthly CBOL subsidy formula is reviewed and subject to revision on an annual basis and subject to change based on updated USAC funding criteria July 1 of each year.

Other Revenue – Our customers are billed for toll and long-distance services on either a per call or flat-rate basis. This also includes the offering of directory assistance, operator service, and long-distance private lines. We also generate revenue from directory publishing through an outside vendor, sales and service of CPE, bill processing, and other customer services. Our directory publishing revenue in our telephone directories recurs monthly. We also provide retail sales and service of cellular phones and accessories through Telispire, a national wireless provider. We resell these wireless services as Nuvera Wireless, our branded product. We receive both recurring revenue for our wireless services, as well as revenue collected from the sales of wireless phones and accessories. Other revenue was $1,302,187, which was $191,567 or 17.25% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $2,724,236 which was $457,784 or 20.20% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These increases were primarily due to an increase in the sales and installation of CPE, miscellaneous sales, billed labor, and paper billing fee revenue, partially offset by a decrease in directory publishing, lower long-distance revenues, and lower inside wire maintenance fees.

Cost of Services (excluding Depreciation and Amortization)

Cost of services (excluding depreciation and amortization) was $8,158,690, which was $395,274 or 5.09% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $16,192,083, which was $752,970 or 4.88% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These increases were primarily due to costs associated with increased CPE, retail and other miscellaneous sales, and increased costs for maintenance and support agreements on our equipment and software. These increases were partially offset by a decrease in programming costs from our video content providers due to a loss of video customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,751,961 which was $205,525 or 6.95% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and were $5,604,240, which was $307,570 or 5.20% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to decreased labor costs and cost containment measures taken by the Company.

Depreciation and Amortization

Depreciation and amortization were $4,141,961, which was $713,177 or 14.69% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and were $8,305,954, which was $1,385,031 or 14.29% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These decreases were primarily due to portions of our legacy copper network becoming fully depreciated in 2025, partially offset by an increase in our FTTP network assets to aid in our transition to our new advanced FTTP network, reflecting our continual investment in technology and infrastructure in order to meet our customer’s demands for our products and services.

Operating Income

Operating income was $2,610,630, which was $380,131 or 17.04% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $5,993,645, which was $1,348,245 or 29.02% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These increases were primarily due to increased data services, other revenue, and lower depreciation expenses, partially offset by lower governmental support revenues and higher cost of services, all of which are described above.

See Consolidated Statements of Income (for discussion below)

Other Income (Expense) and Interest Expense

Interest expense was $2,957,406, which was $4,597 or 0.16% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $5,934,286, which was $8,801 or 0.15% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. These increases were primarily due to higher outstanding debt balances, partially offset by decreased interest rates on our non-swapped debt in connection with our term debt credit facility with CoBank to support our fiber-build initiative.

Interest and dividend income was $42,100, which was $4,325 or 11.45% higher in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $162,067, which was $22,984 or 12.42% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The three-month increase and six-month decrease were primarily due to the amount and timing of dividend income earned from our investments.

Other income for the six months ended June 30, 2026, and 2025, included a patronage credit earned with CoBank, which was a result of our debt agreements with them. The patronage credit allocated and received in 2026 was $1,488,941, compared to $1,656,597 allocated and received in 2025. This decrease was primarily due to a decrease in the special patronage distribution. CoBank determines and pays the patronage credit annually, generally in the first quarter of the calendar year, based on its results from the prior year. We record these patronage credits as income in the period they are allocated and received.

Other investment income was $57,471, which was $14,265 or 19.89% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and was $156,632, which was $31,879 or 16.91% lower in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Other investment income is primarily from our equity ownerships in several partnerships and limited liability companies. Other investment income was lower in 2026 compared to 2025, primarily due to lower operating performance by our equity investments in 2026.

Income Taxes

Income tax benefit was $62,132, which was $102,772 or 62.32% lower in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily due to increased operating income. Income tax expense was $551,312, which was $316,081 or 134.37% higher in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily due to increased operating income, partially offset by lower CoBank patronage dividends. The effective income tax rate for the six months ending June 30, 2026, and 2025 was approximately 28.0%, respectively. The effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes and other permanent differences.

Liquidity and Capital Resources

Capital Structure

Nuvera’s total capital structure (long-term and short-term debt obligations, net of unamortized loan fees plus stockholders’ equity) was $241,186,909 as of June 30, 2026, reflecting 40.0% equity and 60.0% debt. This compares to a capital structure of $238,681,735 as of December 31, 2025, reflecting 39.6% equity and 60.4% debt. In the communications industry, debt financing is most often based on operating cash flows. Specifically, our current use of our credit facilities is in a ratio of approximately 4.99 times debt to earnings before interest, taxes, depreciation, and amortization (as defined in the loan documents), which is well within acceptable limits for our agreements and our industry. Our maximum Total Leverage Ratio under our loan facility is 6.00:1.00. Our management believes adequate operating cash flows and other internal and external resources, such as our cash on hand and our credit facility, are available to finance ongoing operating requirements, including capital expenditures, business development, debt service, and temporary financing of trade accounts receivable.

Liquidity Outlook

Our short-term and long-term liquidity needs arise primarily from (i) capital expenditures; (ii) working capital requirements needed to support our growth; (iii) debt service; (iv) dividend payments, if declared, on our stock and (v) potential acquisitions.

Our primary sources of liquidity for the six months ended June 30, 2026, were proceeds from cash generated from operations and cash reserves held at the beginning of the period. As of June 30, 2026, we had a working capital surplus of $11,988,380. In addition, as of June 30, 2026, we had $27.6 million available under our revolving credit facility to fund any short-term working capital needs available to fund our fiber expansion plans. The working capital surplus as of June 30, 2026, was primarily the result of elevated inventory levels to support our fiber-build initiative.

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

The following table summarizes our cash flow:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$10,328,787	$8,569,072
Investing activities	(11,773,068)	(11,383,264)
Financing activities	1,375,816	1,871,574
Change in cash	$(68,465)	$(942,618)

Cash Flows from Operating Activities

Cash generated by operations in the first six months of 2026 was $10,328,787, compared to cash generated by operations of $8,569,072 in the first six months of 2025. The increase in cash from operating activities in 2026 was primarily due to the timing of the increase/decrease in assets and liabilities and distributions from our equity investments.

Cash generated by operations continues to be our primary source of funding for existing operations, debt service, and dividend payments, when declared by our BOD, to stockholders. Cash as of June 30, 2026, was $281,392, compared to $349,857 as of December 31, 2025.

Cash Flows Used in Investing Activities

We operate in a capital-intensive business. We continue to upgrade our advanced fiber networks for changes in technology in order to provide advanced services to our customers.

Cash flows used in investing activities were $11,773,068 during the first six months of 2026 compared to $11,383,264 for the first six months of 2025. Capital expenditures relating to our fiber initiative and on-going operations were $12,427,392 for the six months ended June 30, 2026, compared to $13,408,635 for the six months ended June 30, 2025. Materials and supply expenditures decreased by $696,324 in the first six months of 2026 compared to a decrease of $1,934,631 for the first six months of 2025. The decreases for the six months ended June 30, 2026, and 2025, were primarily due to the use of materials on hand to support our fiber-build initiatives. Our investing expenditures were financed with cash flows from our current operations, advances on our line of credit, and grant proceeds. We believe that our current operations and debt financing from CoBank will provide adequate cash flows to fund our plant additions for the remainder of the year; however, funding from our revolving credit facility is available if the timing of our cash flows from operations does not match our cash flow requirements. As of June 30, 2026, we had $27.6 million available under our existing revolving credit facility to fund capital expenditures and other operating needs.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026, was $1,375,816. This included long-term debt repayments of $906,250, proceeds from issuance of long-term debt of $20,000,000, loan fees of $35,000, changes in our revolving credit facility of $18,720,498, and grants received for plant construction of $1,037,564. Cash provided by financing activities for the six months ended June 30, 2025, was $1,871,574. This included changes in our revolving credit facility of $141,650, and grants received for construction of plant of $1,729,924. The change in cash flows provided by financing activities in 2026 was primarily due to long-term debt payments, changes in our revolving credit facility with CoBank and grants received for construction to fund our fiber initiative.

Working Capital

We had a working capital surplus (i.e., current assets minus current liabilities) of $11,988,380 as of June 30, 2026, with current assets of approximately $25.3 million and current liabilities of approximately $13.3 million, compared to a working capital surplus of $8,034,640 as of December 31, 2025. The ratio of current assets to current liabilities was 1.90 and 1.47 as of June 30, 2026, and December 31, 2025. The working capital surplus as of June 30, 2026, was primarily the result of elevated inventories to support our fiber-build initiative.

Our credit facility requires us to comply with specified financial ratios and tests. These financial ratios include the Total Leverage Ratio and debt service coverage ratio. On June 30, 2026, we were in compliance with the Total Leverage Ratio. Our debt service coverage ratio as of June 30, 2026, was 1.99, which was below our minimum debt service coverage ratio of 2.00 per our existing covenants with CoBank. On August 6, 2026, Nuvera received a waiver from CoBank to decrease our minimum debt service coverage ratio to 1.75 to accommodate our decreased debt service coverage ratio as of June 30, 2026.

Our current Total Leverage Ratio as of June 30, 2026, was 4.99. Our maximum Total Leverage Ratio under the loan facility is 6.00:1.00.

Dividends and Restrictions

Nuvera did not declare or pay a dividend in the first two quarters of 2026 or in 2025. The BOD’s action reflects the Company’s commitment to maximize available capital for the near future as it executes on its Nuvera Gig Cities project. This decision focuses available capital on deploying fiber and capturing the growth opportunity in new and existing markets in southern Minnesota. Nuvera believes this investment in the largest infrastructure project in Company history is strengthening its competitive position as a regional provider.

There are security and loan agreements underlying our current CoBank credit facility that contain restrictions on our distributions to stockholders and investment in, or loans, to others. See below and Note 6 – “Secured Credit Facility” for additional information.

Our loan agreements include restrictions on our ability to pay cash dividends to our stockholders. However, we are allowed to pay dividends in an amount up to $3,000,000 in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 4.25:1.00 or less. In addition, we are allowed to pay dividends in an unlimited amount in any year as long as no default or event of default has occurred, and our current Total Leverage Ratio is equal to 3.50:1.00 or less. Our Total Leverage Ratio as of June 30, 2026, was 4.99.

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

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We received $8.02 million in the first six months of 2026, and $8.62 million in the first six months of 2025, in payments under the federal A-CAM and FUSF programs.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding due to our FTTP initiatives, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures. As of June 30, 2026, we had $146.5 million of debt outstanding. Our substantial amount of expected indebtedness could adversely impact our business, including:

●

We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, capital expenditures, future business opportunities, and strategic initiatives;

●	We may have limited flexibility to react to changes in our business and our industry;
●	It may be more difficult for us to satisfy our other obligations;
●

We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures to complete our FTTP initiatives, acquisitions, or other purposes;

●	We may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
●	We may be at a disadvantage compared to our competitors, who may have less debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2026, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Repurchases

The company did not purchase any shares under any stock repurchase programs in 2026 or 2025, respectively, and there are no dollar amounts set aside for future repurchases under any stock repurchase plans.

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

NUVERA COMMUNICATIONS, INC.

Dated: August 14, 2026	By /s/ Glenn H. Zerbe
Glenn H. Zerbe, President and Chief Executive Officer

Dated: August 14, 2026	By /s/ Curtis O. Kawlewski
Curtis O. Kawlewski, Chief Financial Officer